Form 10-K
period 2014-12-31
COUSINS PROPERTIES INC
filed 2015-02-12
CIK 25232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2014, the aggregate market value of the common stock of Cousins Properties Incorporated held by non-affiliates was $2,316,983,943 based on the closing sales price as reported on the New York Stock Exchange. As of February 9, 2015, 216,437,991 shares of common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s proxy statement for the annual stockholders meeting to be held on May 5, 2015 are incorporated by reference into Part III of this Form 10-K.

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
The forward-looking statements are based upon management's beliefs, assumptions, and expectations of the Company's future performance, taking into account information currently available. These beliefs, assumptions, and expectations may change as a result of possible events or factors, not all of which are known. If a change occurs, the Company's business, financial condition, liquidity, and results of operations may vary materially from those expressed in forward-looking statements. Actual results may vary from forward-looking statements due to, but not limited to, the following:

•	the availability and terms of capital and financing;

•	the ability to refinance indebtedness as it matures;

•	the failure of purchase, sale, or other contracts to ultimately close;

•	the failure to achieve anticipated benefits from acquisitions and investments or from dispositions;

•	the potential dilutive effect of common stock offerings;

•	the availability of buyers and adequate pricing with respect to the disposition of assets;

•	risks related to the geographic concentration of our portfolio;

•	risks and uncertainties related to national and local economic conditions, the real estate industry in general, and the commercial real estate markets in particular;

•	changes to the Company's strategy with regard to land and other non-core holdings that require impairment losses to be recognized;

•	leasing risks, including the ability to obtain new tenants or renew expiring tenants, and the ability to lease newly developed and/or recently acquired space;

•	the adverse change in the financial condition of one or more of its tenants;

•	volatility in interest rates and insurance rates;

•	the availability of sufficient investment opportunities;

•	competition from other developers or investors;

•	the risks associated with real estate developments and acquisitions (such as zoning approval, receipts of required permits, construction delays, cost overruns, and leasing risk);

•	the loss of key personnel;

•	the potential liability for uninsured losses, condemnation, or environmental issues;

•	the potential liability for a failure to meet regulatory requirements;

•	the financial condition and liquidity of, or disputes with, joint venture partners;

•	any failure to comply with debt covenants under credit agreements; and

•	any failure to continue to qualify for taxation as a real estate investment trust.
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
Corporate Profile
Cousins Properties Incorporated (the “Registrant” or “Cousins”) is a Georgia corporation, which has elected to be taxed as a real estate investment trust (“REIT”). Through December 31, 2014, Cousins Real Estate Corporation (“CREC”), including its subsidiaries, was a taxable entity wholly-owned by the Registrant, which was consolidated with the Registrant. CREC owned, developed, and managed its own real estate portfolio and performed certain real estate related services for other parties. On December 31, 2014, CREC merged into the Registrant. Coincident with this merger, the Registrant formed Cousins TRS Services LLC ("CTRS"), a new taxable entity wholly-owned by the Registrant. Upon formation, CTRS received a capital contribution of certain real estate assets and contracts that were previously owned by CREC. CTRS will own and manage its own real estate portfolio and perform certain real estate related services for other parties beginning in 2015. The Registrant, its subsidiaries, CREC and CTRS combined are hereafter referred to as the “Company.” The Company's common stock trades on the New York Stock Exchange under the symbol “CUZ.”
Company Strategy
The Company’s strategy is to create value for its stockholders through the acquisition, development, ownership, and management of Class A office assets and opportunistic mixed-use developments in Sunbelt markets, with a particular focus on Georgia, Texas, and North Carolina. The Company’s strategy is based on a simple platform, trophy assets, opportunistic investments, and a strong balance sheet. This approach enables the Company to maintain a targeted, asset-specific approach to investing where it seeks to leverage its acquisition and development skills, relationships, market knowledge, and operational expertise.
2014 Activities
During 2014, the Company engaged in several transactions that increased its investment in Class A office assets in its target markets through acquisition and development activities, enhanced the value of its existing assets through leasing activities, and maintained its strong balance sheet through equity and debt activities. The following is a summary of the significant 2014 activities of the Company.
Acquisition Activity

•	Purchased Fifth Third Center, a Class-A office tower in the Charlotte central business district submarket, for $215 million.

•	Purchased Northpark Town Center, a Class-A office complex in the Central Perimeter submarket of Atlanta, for $348 million.
Development Activity

•
Commenced construction of Research Park V, a Class-A office building in the Northwest submarket of Austin, Texas which is expected to have 173,000 square feet of space with a total projected cost of $44 million.

•
Formed a joint venture to develop Victory Center, a Class-A office tower in the Uptown submarket of Dallas, Texas which is expected to have 466,000 square feet of space. The joint venture acquired the land in 2014.

•
Substantially completed construction of Colorado Tower, a Class-A office tower in downtown Austin, Texas, containing 373,000 square feet of space. Total expected costs for the project are $126.1 million and the building is 95% leased.

•
Continued construction of the second phase of Emory Point in Atlanta, Georgia, which is expected to consist of 307 apartments and 45,000 square feet of retail space, with a total projected cost of $75.3 million. The Company expects to complete this project in the first half of 2015.

Disposition Activity

•	Sold 600 University Park Place, a 123,000 square foot office building in Birmingham, Alabama, for $19.7 million.

•	Sold Lakeshore Park Plaza, a 197,000 square foot office building in Birmingham, Alabama, for $25.0 million.

•	Sold Mahan Village, a 147,000 square foot retail property in Tallahassee, Florida, for $29.5 million.

•
Through Cousins Watkins LLC, sold four retail properties in Tennessee and Florida which totaled 339,000 square feet. The Company received proceeds from the venture (after debt repayment) related to this sale of $19.8 million.

•	Sold 777 Main, a 980,000 square foot office tower in Ft. Worth, Texas, for $167.0 million.

Financing Activity

•	Issued 26.7 million shares of common stock in two offerings generating net proceeds of $321.9 million.

•	Redeemed all outstanding shares of Series B Cumulative Redeemable Preferred Stock for $94.8 million.

•	Recast its credit facility to, among other things, increase the size to $500 million, extend the maturity to 2019 and reduce the per annum variable interest rate spread and other fees.

•
Closed a non-recourse mortgage loan on 816 Congress with a principal balance of $85.0 million, a fixed interest rate of 3.75%, and a term of ten years. The loan requires interest only payments through November 2016.

Portfolio Activity

•	Leased or renewed 2.2 million square feet of office space.
Other Activity

•
In the first quarter of 2014, increased the quarterly common stock dividend from $0.045 per share to $0.075 per share. In the first quarter of 2015, increased the quarterly common stock dividend to $0.08 per share.

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
Competition
The Company competes with other real estate owners with similar properties located in its markets and distinguishes itself to tenants/buyers primarily on the basis of location, rental rates/sales prices, services provided, reputation, and the design and condition of the facilities. The Company also competes with other real estate companies, financial institutions, pension funds, partnerships, individual investors, and others when attempting to acquire and develop properties.
Executive Offices; Employees
The Registrant’s executive offices are located at 191 Peachtree Street, Suite 500, Atlanta, Georgia 30303-1740. On December 31, 2014, the Company employed 257 people.
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
General economic and market risks. Our assets are subject to general economic and market risks. As such, in a general economic decline or recessionary climate, our assets may not generate sufficient cash to pay expenses, service debt, or cover maintenance, and, as a result, our results of operations and cash flows may be adversely affected. Factors that may adversely affect the economic performance and value of our properties include, among other things:

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

Tenant and property concentration risk. As of December 31, 2014, our top 20 tenants represented 41% of our annualized base rental revenues with no single tenant accounting for more than 7% of our annualized base rent. In addition, as of December 31, 2014, 24% of our annualized base rent comes from tenants in the energy sector with no other sector representing more than 19% of our annualized base rent. The inability of any of our significant tenants to pay rent or to vacate their premises prior to, or at the conclusion of, their lease terms could have a significant negative impact on our results of operations or financial condition if a suitable replacement tenant is not secured in a timely manner. In addition, a prolonged period of low oil or natural gas prices or other factors negatively impacting the energy industry could have an adverse impact on our energy tenants' ability to pay rent or could cause them to vacate their premises prior to, or at the conclusion of, their lease terms. These events could have a significant adverse impact on our results of operations or financial condition.
For the three months ended December 31, 2014, 45% of our net operating income was derived from the metropolitan Houston area and 39% was derived from the metropolitan Atlanta area. Any adverse economic conditions impacting Atlanta or Houston could adversely affect our overall results of operations and financial condition. Given the fact that the Houston metropolitan area is dependent upon the energy sector, a prolonged period of low oil or natural gas prices, or other factors negatively impacting the energy industry could have an adverse impact on our ability to maintain the occupancy of our Houston properties or could cause us to lease space at rates below current in place rents or at rates below the rates we have leased space in our Houston properties over the prior year. In addition, factors negatively impacting the energy industry could reduce the market values of our Houston properties which could reduce our net asset value and adversely affect our financial condition and results of operations, or cause a decline in the value of our common stock.
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
We generally finance our acquisition and development projects through one or more of the following: our Credit Facility, non-recourse mortgages, the sale of assets, construction loans, joint venture equity, and the issuance of common stock. Each of these sources may be constrained from time to time because of market conditions, and the related cost of raising this capital may be unfavorable at any given point in time. These sources of capital, and the risks associated with each, include the following:

•
Credit facilities. Terms and conditions available in the marketplace for credit facilities vary over time. We can provide no assurance that the amount we need from our Credit Facility will be available at any given time, or at all, or that the rates and fees charged by the lenders will be reasonable. We incur interest under our Credit Facility at a variable rate. Variable rate debt creates higher debt service requirements if market interest rates increase, which would adversely affect our cash flow and results of operations. Our Credit Facility contains customary restrictions, requirements and other limitations on our ability to incur indebtedness, including restrictions on unsecured debt outstanding, restrictions on secured recourse debt outstanding, and requirements to maintain minimum fixed charge coverage ratios. Our continued ability to borrow under our Credit Facility is subject to compliance with these covenants.

•
Non-recourse mortgages. The availability of financing is dependent upon various conditions, including the willingness of mortgage lenders to lend at any given point in time. Interest rates and loan-to-value ratios may also be volatile, and we may from time to time elect not to proceed with mortgage financing due to unfavorable terms offered by lenders. Inability to access the mortgage market could adversely affect our ability to finance acquisition or development activities. In addition, if a property is mortgaged to secure payment of indebtedness and we are unable to make the mortgage payments, the lender may foreclose, resulting in loss of income and asset value. We may not be able to refinance debt secured by our properties at the same levels or on the same terms, which could adversely affect our business, financial condition and results of operations. Further, at the time a mortgage matures, the property may be worth less than the mortgage amount and, as a result, the Company may determine not to refinance the mortgage and permit foreclosure, generating a loss to the Company and defaults on other mortgages.

•
Property sales. Real estate markets tend to experience market cycles. Because of such cycles, the potential terms and conditions of sales, including prices, may be unfavorable for extended periods of time. In addition, our status as a REIT limits our ability to sell properties, which may affect our ability to liquidate an investment. As a result, our ability to raise capital through property sales in order to fund our acquisition and development projects or other cash needs could be limited. In addition, mortgage financing on a property may prohibit prepayment and/or impose a prepayment penalty upon the sale of that property, which may decrease the proceeds from a sale or refinancing or make the sale or refinancing impractical.

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

•
Common stock. Common stock offerings may have a dilutive effect on our earnings per share and funds from operations per share. The actual amount of dilution, if any, from any future offering of common stock will be based on numerous factors, particularly the use of proceeds and any return generated thereby, and cannot be determined at this time. The per share trading price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market in connection with an offering, or otherwise, or as a result of the perception or expectation that such sales could occur. We can also provide no assurance that conditions will be favorable for future issuances of common stock when we need the capital, which could have an adverse effect on our ability to fund acquisition and development activities.

As a result of any additional indebtedness incurred to consummate investment activities, we may experience a potential material adverse effect on our financial condition and results of operations.
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

Some of our property mortgages contain customary negative covenants, including limitations on our ability, without the lender’s prior consent, to further mortgage that property, to enter into new leases, to modify existing leases, or to sell the property. Compliance with these covenants and requirements could harm our operational flexibility and financial condition.
Our degree of leverage could limit our ability to obtain additional financing or affect the market price of our securities.
Total debt as a percentage of either total asset value or total market capitalization is often used by analysts to gauge the financial health of equity REITs such as us. If our degree of leverage is viewed unfavorably by lenders or potential joint venture partners, it could affect our ability to obtain additional financing. In general, our degree of leverage could also make us more vulnerable to a downturn in business or the economy. In addition, increases in our debt to market capitalization ratio, which is in part a function of our stock price, or to other measures of asset value used by financial analysts, may have an adverse effect on the market price of common stock.
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

•
Abandoned predevelopment costs. The development process inherently requires that a large number of opportunities be pursued with only a few actually being developed. We may incur significant costs for predevelopment activity for projects that are later abandoned, which would directly affect our results of operations. For projects that are later abandoned, we must expense certain costs, such as salaries, that would have otherwise been capitalized. We have procedures and controls in place that are intended to minimize this risk, but it is likely that we will incur predevelopment expense on subsequently abandoned projects on an ongoing basis.

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

•
Leasing risk. The success of a commercial real estate development project is heavily dependent upon entering into leases with acceptable terms within a predefined lease-up period. Although our policy is to achieve pre-leasing goals (which vary by market, product type and circumstances) before committing to a project, it is expected that not all the space in a project will be leased at the time we commit to the project. If the additional space is not leased on schedule and upon the expected terms and conditions, our returns, future earnings and results of operations from the project could be adversely impacted. Whether or not tenants are willing to enter into leases on the terms and conditions we project and on the timetable we expect will depend upon a number of factors, many of which are outside our control. These factors may include:

•	general business conditions in the local or broader economy or in the prospective tenants’ industries;

•	supply and demand conditions for space in the marketplace; and

•	level of competition in the marketplace.

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
The risks associated with property acquisitions are similar to those described above for real estate development. However, certain additional risks may be present for property acquisitions. These risks may include:

•	difficulty finding properties that are consistent with our strategy and that meet our standards;

•	difficulty negotiating with new or existing tenants;

•	the extent of competition in a particular market for attractive acquisitions may hinder our desired level of property acquisitions or redevelopment projects;

•	the costs and timing of repositioning or redeveloping acquired properties may be greater than our estimates;

•	the occupancy levels, lease-up timing and rental rates may not meet our expectations;

•	the acquired properties may fail to meet internal projections or otherwise fail to perform as expected;

•	the acquired property may be in a market that is unfamiliar to us and could present additional unforeseen business challenges;

•	the timing of property acquisitions may lag the timing of property dispositions, leading to periods of time where projects' proceeds are not invested as profitably as we desire;

•	the inability to obtain financing for acquisitions on favorable terms or at all;

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
In addition, we may acquire properties subject to liabilities with no, or limited, recourse against the prior owners or other third parties. As a result, if a liability were asserted against us based upon ownership of those properties, we might have to pay substantial sums to settle or contest it. Any of these risks could cause a failure to realize the intended benefits of our acquisitions and could have a material adverse effect on our financial condition, results of operations, and the market price of our common stock.
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
Our operating results and the market price of our common stock may fluctuate.
Our operating results have fluctuated greatly in the past, due to, among other things, volatility in land sales, property sales, and impairment losses. We have simplified our business and focus our resources on Class A office properties in our primary markets which we expect to make our operating results less volatile over time. Therefore, our historical performance may not be a meaningful indicator of our future results.
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

•	material changes in the energy industry or other significant tenant industry concentration;

•	the general stock and bond market conditions, including changes in interest rates or fixed income securities;

•	changes in tax laws;

•	changes to our dividend policy;

•	changes in market valuations of our properties;

•	adverse market reaction to the amount of our outstanding debt at any time, the amount of our maturing debt and our ability to refinance such debt on favorable terms;

•	any failure to comply with existing debt covenants;

•	any foreclosure or deed in lieu of foreclosure of our properties;

•	additions or departures of key executives and other employees;

•	actions by institutional stockholders;

•	uncertainties in world financial markets;

•	the realization of any of the other risk factors described in this report; and

•	general market and economic conditions, in particular, market and economic conditions of Atlanta, Georgia and Houston,Texas.
Many of the factors listed above are beyond our control. Those factors may cause market prices of shares of our common stock to decline, regardless of our financial performance, condition and prospects. The market price of shares of our common stock may fall significantly in the future, and it may be difficult for our stockholders to resell our common stock at prices they find attractive.
If our future operating performance does not meet the projections of our analysts or investors, our stock price could decline.
Independent securities analysts publish quarterly and annual projections of our financial performance. These projections are developed independently by third-party securities analysts based on their own analyses, and we undertake no obligation to monitor, and take no responsibility for, such projections. Such estimates are inherently subject to uncertainty and should not be relied upon as being indicative of the performance that we anticipate for any applicable period. Our actual revenues, net income and funds from operations may differ materially from what is projected by securities analysts. If our actual results do not meet analysts’ guidance, our stock price could decline significantly.
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
We intend to continue to operate in a manner to qualify as a REIT for federal income tax purposes. Qualification as a REIT involves the application of highly technical and complex provisions of the Internal Revenue Code (the “Code”), for which there are only limited judicial or administrative interpretations. Certain facts and circumstances not entirely within our control may affect our ability to qualify as a REIT. In addition, we can provide no assurance that legislation, new regulations, administrative interpretations or court decisions will not adversely affect our qualification as a REIT or the federal income tax consequences of our REIT status.
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
The design and effectiveness of our disclosure controls and procedures and internal control over financial reporting may not prevent all errors, misstatements or misrepresentations. In addition, new system implementations, such as our recent conversion from the JD Edwards information system to the Yardi information system, increase the risk that undetected errors in publicly disclosed financial information will occur. While management will continue to review the effectiveness of our disclosure controls and procedures and internal control over financial reporting, there can be no guarantee that our internal control over financial reporting will be effective in accomplishing all control objectives at all times. Deficiencies, including any material weakness, in our internal control over financial reporting which may occur in the future could result in misstatements of our results of operations, restatements of our financial statements, a decline in our stock price, or otherwise materially adversely affect our business, reputation, results of operations, financial condition or liquidity.

Item 1B.	Unresolved Staff Comments
Not applicable.

Item 2.	Properties
The following table sets forth certain information related to operating properties in which the Company has an ownership interest. Information presented in note 5 to the consolidated financial statements provides additional information related to the Company’s unconsolidated joint ventures. Except as noted, all information presented is as of December 31, 2014:

Operating Properties

						Company's Share
	Property Description	Metropolitan Area	Rentable Square Feet	Financial Statement Presentation	Company's Ownership Interest	End of Period Leased	Weighted Average Occupancy (1)	% of Total Net Operating Income (2)	Property Level Debt ($000)	Annualized Base Rents (5)
I.	OFFICE PROPERTIES
	Greenway Plaza (3)	Houston	4,348,000	Consolidated	100%	95.6%	92.8%	34%	—
	Post Oak Central (3)	Houston	1,280,000	Consolidated	100%	95.6%	95.7%	11%	185,109
	2100 Ross Avenue	Dallas	844,000	Consolidated	100%	86.3%	81.3%	3%	—
	816 Congress	Austin	435,000	Consolidated	100%	90.4%	87.6%	3%	85,000
	The Points at Waterview	Dallas	203,000	Consolidated	100%	83.5%	81.6%	1%	14,598
	TEXAS		7,110,000					52%	284,707

	Northpark Town Center (3)	Atlanta	1,528,000	Consolidated	100%	92.6%	87.6%	10%	—
	191 Peachtree Tower	Atlanta	1,225,000	Consolidated	100%	89.4%	85.8%	7%	100,000
	The American Cancer Society Center	Atlanta	996,000	Consolidated	100%	84.4%	84.5%	5%	131,083
	Promenade	Atlanta	777,000	Consolidated	100%	92.8%	82.2%	5%	110,946
	Terminus 100	Atlanta	656,000	Unconsolidated	50%	95.6%	94.3%	3%	65,820
	North Point Center East (3)	Atlanta	540,000	Consolidated	100%	96.5%	92.6%	3%	—
	Terminus 200	Atlanta	566,000	Unconsolidated	50%	87.8%	84.3%	2%	41,000
	Meridian Mark Plaza	Atlanta	160,000	Consolidated	100%	98.3%	96.2%	2%	25,408
	Emory University Hospital Midtown Medical Office Tower	Atlanta	358,000	Unconsolidated	50%	100.0%	99.2%	2%	37,500
	GEORGIA		6,806,000					39%	511,757

	Gateway Village	Charlotte	1,065,000	Unconsolidated	50%	100.0%	100%	1%	17,765
	Fifth Third Center	Charlotte	698,000	Consolidated	100%	83.4%	79.8%	6%	—
	NORTH CAROLINA		1,763,000					7%	17,765

	TOTAL OFFICE PROPERTIES		15,679,000					98%	814,229	$257,226	(6)

II.	OTHER PROPERTIES
	Emory Point Apartments (Phase I) (4)	Atlanta	404,000	Unconsolidated	75%	91.6%	68.6%	2%	36,328
	Emory Point Retail (Phase I)	Atlanta	80,000	Unconsolidated	75%	90.0%	77.3%	—%	7,194
	TOTAL OTHER PROPERTIES		484,000					2%	43,522	$1,360	(7)
	TOTAL PORTFOLIO		16,163,000					100%	857,751

(1)
Weighted average economic occupancy represents an average of the square footage occupied at the property during the year. If the property was purchased during the year, average economic occupancy is calculated from the date of purchase forward.

(2)	Net operating income represents rental property revenues less rental property operating expenses for the three moths ended December 31, 2014.

(3)	Contains multiple buildings that are grouped together for reporting purposes.

(4)	This property consists of 443 units.

(5)
Annualized base rents represents the sum of the annualized rent each tenant is paying as of the end of the reporting period. If a tenant is not paying rent due to a free rent concession, annualized base rent is calculated based on the annualized base rent the tenant will pay in the first period it is required to pay rent.

(6)	Included in this amount is $11.1 million of Annualized Base Rent for tenants in a free rent period.

(7)	Included in this amount is $91,000 of Annualized Base Rent for tenants in a free rent period.

Lease Expirations
As of December 31, 2014, the Company’s portfolio included 16 operating office properties. The weighted average remaining lease term of these office properties was approximately six years as of December 31, 2014. Most of the major tenant leases in these properties provide for pass through of operating expenses and contractual rents which escalate over time. The leases expire as follows:

Year of Expiration	Number of Tenants	Square Feet Expiring (1)	% of Leased Space	Annual Contractual Rents ($000's) (2)	% of Total Annual Contractual Rents	Annual Contractual Rent/Sq. Ft. (2)

2015	123	911,276	6.9%	$17,691	5.7%	$19.41
2016	110	1,293,613	9.7%	26,268	8.5%	20.31
2017	123	1,552,776	11.7%	32,008	10.4%	20.61
2018	73	1,098,573	8.3%	22,717	7.3%	20.68
2019	93	1,224,994	9.2%	29,935	9.7%	24.44
2020	52	778,477	5.9%	18,276	5.9%	23.48
2021	42	1,059,455	8.0%	26,127	8.5%	24.66
2022	37	1,292,396	9.7%	28,560	9.2%	22.10
2023	42	1,102,805	8.3%	25,174	8.2%	22.83
2024 &Thereafter	57	2,960,055	22.3%	82,121	26.6%	27.74

Total	752	13,274,420	100.0%	$308,877	100.0%	$23.27
Note: Excludes apartment and retail lease expirations.

(1)	Company's share.

(2)
Annual Contractual Rent shown is the estimated rate in the year of expiration. It includes the minimum contractual rent paid by the tenant which, in most of the office leases, includes a base year of operating expenses.

Development Pipeline
As of December 31, 2014, the Company had the following projects under development ($ in thousands):

Project	Type	Metropolitan Area	Company's Ownership Interest	Project Start Date	Number of Apartment Units/Square Feet	Estimated Project Cost (1)	Project Cost Incurred to Date (1)	Percent Leased	Percent Occupied	Initial Occupancy		Estimated Stabilization (4)

Colorado Tower	Office	Austin, TX	100%	2Q13	373,000	$126,100	$86,150	95%	—%	1Q15	(2)	1Q16

Research Park V	Office	Austin, TX	100%	4Q14	173,000	$44,000	$5,233	—%	—%	4Q15	(2)	4Q16

Emory Point (Phase II)	Mixed	Atlanta, GA	75%	4Q13		$75,300	$44,863

Apartments					307			—%	—%	2Q15	(3)	2Q16
Retail					45,000			62%	—%	2Q15	(3)	2Q16
Note: This schedule shows projects currently under active development through the point of stabilization. Amounts included in the estimated project cost column represent the estimated costs of the project through stabilization. Significant estimation is required to derive these costs and the final costs may differ from these estimates. The projected stabilization dates are also estimates and are subject to change as the project proceeds through the development process.

(1)
Amount represents 100% of the estimated project cost. Colorado Tower is being funded 100% by the Company, and Emory Point Phase II is being funded with a combination of equity from the partners and a $46 million construction loan. Emory Point Phase II will initially be funded by equity contributions until the partners have contributed their required equity amounts. All subsequent funding is expected to come from the Emory Point Phase II construction loan. As of December 31, 2014, $9.6 million was outstanding on the Emory Point Phase II construction loan.

(2)	Represents the estimated quarter within which the Company estimates the first office square feet to be occupied.

(3)	Represents the estimated quarter within which the first apartment/retail is expected to be occupied.

(4)	Stabilization represents the quarter within which the Company estimates it will achieve 90% economic occupancy or one year from Initial Occupancy.

Inventory of Land
As of December 31, 2014, the Company owned the following land holdings either directly or indirectly through joint ventures:

	Metropolitan Area	Company's Ownership Interest	Total Developable Land (Acres)	Company's Share of Developable Land (Acres)
COMMERCIAL

North Point	Atlanta	100.00%	32
Wildwood Office Park	Atlanta	50.00%	22
The Avenue Forsyth-Adjacent Land	Atlanta	100.00%	10
Wildwood Office Park	Atlanta	100.00%	10
549 / 555 / 557 Peachtree Street	Atlanta	100.00%	1
Georgia			75

Victory Center	Dallas	75.0%	3
Texas			3

COMMERCIAL LAND HELD			78	67

COST BASIS OF COMMERCIAL LAND HELD			$34,599	$15,777

RESIDENTIAL (1)

Paulding County	Atlanta	50.00%	4,706
Blalock Lakes	Atlanta	100.00%	2,657
Callaway Gardens (2)	Atlanta	100.00%	218
Georgia			7,581

Padre Island	Corpus Christi	50.00%	15
Texas			15

RESIDENTIAL LAND HELD			7,596	5,235

COST BASIS OF RESIDENTIAL LAND HELD			$24,600	$19,022

GRAND TOTAL LAND HELD			7,674	5,302

GRAND TOTAL COST BASIS OF LAND HELD			$59,199	$34,799

(1)	Residential represents land that may be sold to third parties as lots or in large tracts for residential or commercial development.

(2)
Company's ownership interest is shown at 100% as Callaway Gardens is owned in a joint venture which is consolidated within the Company. The partner is entitled to a share of the profits after the Company's capital is recovered.

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

Item 4.	Mine Safety Disclosures
Not applicable.

Item X.	Executive Officers of the Registrant
The Executive Officers of the Registrant as of the date hereof are as follows:

Name	Age	Office Held
Lawrence L. Gellerstedt III	58	President, Chief Executive Officer
Gregg D. Adzema	50	Executive Vice President, Chief Financial Officer
John S. McColl	52	Executive Vice President
M. Colin Connolly	38	Senior Vice President, Chief Investment Officer
John D. Harris, Jr.	55	Senior Vice President, Chief Accounting Officer, Treasurer and Assistant Secretary
Pamela F. Roper	41	Senior Vice President, General Counsel and Corporate Secretary
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
Mr. Harris was appointed Senior Vice President and Chief Accounting Officer in February 2005. In May 2005, Mr. Harris was appointed Assistant Secretary. In December 2014, Mr. Harris was appointed Treasurer.

Ms. Roper was appointed Senior Vice President, General Counsel, and Corporate Secretary in October 2012. From February 2008 to October 2012, Ms. Roper served as Senior Vice President, Associate General Counsel, and Assistant Secretary.

PART II
Item 5. Market for Registrant’s Common Stock and Related Stockholder Matters
Market Information
The high and low sales prices for the Company’s common stock and dividends declared per common share were as follows:

	2014 Quarters				2013 Quarters
	First	Second	Third	Fourth	First	Second	Third	Fourth
High	$11.77	$12.50	$13.30	$13.20	$10.84	$11.28	$10.87	$11.45
Low	$10.10	$11.23	$11.95	$10.69	$8.34	$9.30	$9.30	$9.94
Dividends	$0.075	$0.075	$0.075	$0.075	$0.045	$0.045	$0.045	$0.045
Payment Date	2/24/2014	5/28/2014	8/25/2014	12/19/2014	2/22/2013	5/29/2013	8/26/2013	12/20/2013
Holders
The Company’s common stock trades on the New York Stock Exchange (ticker symbol CUZ). On February 9, 2015, there were 754 common stockholders of record.
Purchases of Equity Securities
For information on the Company’s equity compensation plans, see note 13 of the accompanying consolidated financial statements, which is incorporated herein.
The Company purchased the following common shares during the fourth quarter of 2014:

	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)
October 1 - 31	—	$—
November 1 - 30	21,553	$13.10
December 1 - 31	—	$—
	21,553	$13.10

(1)	All activity for the fourth quarter of 2014 related to the remittances of shares for income taxes associated with option exercises.

Performance Graph
The following graph compares the five-year cumulative total return of the Company’s Common Stock with the NYSE Composite Index, the FTSE NAREIT Equity Index and the SNL US REIT Office Index. The graph assumes a $100 investment in each of the indices on December 31, 2009 and the reinvestment of all dividends.

COMPARISON OF CUMULATIVE TOTAL RETURN OF ONE OR MORE COMPANIES, PEER
GROUPS, INDUSTRY INDICES AND/OR BROAD MARKETS

	Fiscal Year Ended
Index	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
Cousins Properties Incorporated	100.00	114.77	90.40	120.52	151.34	172.22
NYSE Composite Index	100.00	113.60	109.43	127.11	160.65	171.67
FTSE NAREIT Equity Index	100.00	127.96	138.57	163.60	167.63	218.16
SNL US REIT Office Index	100.00	121.29	120.20	137.70	146.75	184.99

Item 6.	Selected Financial Data
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

	For the Years Ended December 31,
	2014	2013	2012	2011	2010
	($ in thousands, except per share amounts)
Rental property revenues	$343,910	$194,420	$114,208	$94,704	$90,373
Fee income	12,519	10,891	17,797	13,821	14,442
Other	4,954	5,430	4,841	9,600	38,008
Total revenues	361,383	210,741	136,846	118,125	142,823
Rental property operating expenses	155,934	90,498	50,329	40,817	39,133
Reimbursed expenses	3,652	5,215	7,063	6,208	6,303
General and administrative expenses	19,784	21,940	23,208	24,166	28,679
Depreciation and amortization	140,018	76,277	39,424	30,666	32,602
Interest expense	29,110	21,709	23,933	26,677	35,136
Impairment losses	—	—	488	96,818	2,554
Other	4,859	11,697	7,922	9,951	34,142
Total expenses	353,357	227,336	152,367	235,303	178,549
Loss on extinguishment of debt and interest rate swaps	—	—	(94)	—	(9,827)
Benefit (provision) for income taxes from operations	20	23	(91)	186	1,079
Income (loss) from unconsolidated joint ventures	11,268	67,325	39,258	(18,299)	9,493
Gain on sale of investment properties	12,536	61,288	4,053	3,494	1,946
Income (loss) from continuing operations	31,850	112,041	27,605	(131,797)	(33,035)
Discontinued operations	21,158	14,788	20,314	8,330	21,002
Net income (loss)	53,008	126,829	47,919	(123,467)	(12,033)
Net income attributable to noncontrolling interests	(1,004)	(5,068)	(2,191)	(4,958)	(2,540)
Preferred share original issuance costs	(3,530)	(2,656)	—	—	—
Preferred dividends	(2,955)	(10,008)	(12,907)	(12,907)	(12,907)
Net income (loss) available to common stockholders	$45,519	$109,097	$32,821	$(141,332)	$(27,480)
Net income (loss) from continuing operations attributable to controlling interest per common share—basic and diluted	$0.12	$0.66	$0.12	$(1.44)	$(0.48)
Net income (loss) per common share—basic and diluted	$0.22	$0.76	$0.32	$(1.36)	$(0.27)
Dividends declared per common share	$0.30	$0.18	$0.18	$0.18	$0.36
Total assets (at year-end)	$2,667,330	$2,273,206	$1,124,242	$1,235,535	$1,371,282
Notes payable (at year-end)	$792,344	$630,094	$425,410	$5,394,423	$509,509
Stockholders’ investment (at year-end)	$1,673,458	$1,457,401	$620,342	$603,692	$760,079
Common shares outstanding (at year-end)	216,513	189,666	104,090	103,702	103,392

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the selected financial data and the consolidated financial statements and notes.
Overview of 2014 Performance and Company and Industry Trends
The Company's strategy is to create value for its stockholders through the acquisition, development, ownership, and management of Class A office assets and opportunistic mixed-use developments in Sunbelt markets, with a particular focus on Georgia, Texas, and North Carolina. During 2014, the Company completed the acquisition of two properties, substantially completed the development of one office tower and commenced development activities on two other development projects, all within its target markets. To fund its investment activities, the Company completed the disposition of its remaining grocery-anchored retail assets as well as the disposition of three of its non-core office assets in addition to issuing common equity and closing a long term mortgage loan on an existing office building. As a result of these activities, the Company increased its size (in terms of total market capitalization) by 20% while lowering its debt to total market capitalization ratio to 29%. In addition, the Company became more diversified geographically by increasing its exposure to North Carolina and Georgia while decreasing its exposure to Texas.
Investment Activity
The Company’s investment strategy is to purchase Class A office assets or locate opportunistic development or redevelopment projects in its core markets to which it can add value through relationships, capital, or market expertise. During 2014, the Company purchased an office tower in the downtown submarket of Charlotte and purchased a three building office property in the Central Perimeter submarket of Atlanta. The Charlotte acquisition, Fifth Third Center, is a Class A office tower that the Company acquired for $215 million. The building was 82% occupied upon acquisition, providing potential to increase the value of the asset through leasing activities, and the Company estimates that existing leases are, on average, below market. The Company also believes that it purchased the property below replacement cost. The Atlanta acquisition, Northpark Town Center, also represents a value opportunity. The Company acquired this 1.5 million square foot complex of Class A office buildings for $358 million which is below the Company's estimate of replacement cost. Upon acquisition, the property was 87% leased, which the Company increased to 93% at year end, in part, through a 68,000 square foot lease it sourced and negotiated prior to closing. The Company believes that existing leases are below market rates.
The Company has grown significantly over the past two years through acquisitions at prices and with characteristics that management believes provide opportunity to increase value through leasing and repositioning activities. Management believes that the number of similar acquisition opportunities will be lower in 2015 while development opportunities are expected to increase. The Company has historically been an active developer and has maintained its development platform. As a result, the Company is positioned to take advantage of near-term development opportunities.
In 2014, the Company commenced construction of Research Park V, a 173,000 square foot office building in Austin which is expected to cost $44 million, $5.1 million of which is land that the Company already owned. This building will complete the Company's multi-phase Research Park office development in northwest Austin. Also during 2014, the Company formed a joint venture to develop Victory Center in Uptown Dallas. This property is expected to be a 466,000 square foot, Class A office tower. In addition, the Company substantially completed construction of Colorado Tower, a 373,000 square foot office tower in Austin in 2014, and the first tenants moved into the building in early 2015. Colorado Tower is currently 95% leased. Finally, the Company continues construction of Emory Point Phase II, a mixed use project consisting of apartments and retail space in Atlanta. The Company expects to complete this project in the first half of 2015.
The Company is currently conducting pre-development activities on projects in Decatur, Georgia and Chapel Hill, North Carolina and expects to break ground on these projects in 2015. The Company is pursuing additional development opportunities that may result in projects that commence in 2015 or thereafter.
Disposition Activity
To help finance the investment activity discussed above and to continue to reposition its portfolio, the Company disposed of $259.1 million in non-core operating assets during 2014. The strategic result of these dispositions is that the Company no longer holds assets in the Birmingham, Alabama and Ft. Worth, Texas markets and no longer owns stand-alone, grocery-anchored or power center retail assets.
The Company exited the Birmingham market with the sales of 600 University Park Place and Lakeshore Park Plaza. The Company sold these assets for a total of $44.7 million. The Company also reduced its retail exposure with the sale of its interests in five Publix-anchored shopping centers. The Company received net proceeds from these sales of $47.4 million after debt repayment and after payments to the Company's partner in the joint ventures that owned these assets. In addition to these sales, the Company sold 777 Main, its 980,000 square foot office tower in Downtown Ft. Worth, Texas, for $167.0 million. The Company had acquired this asset in 2013 as part of the transaction to acquire Greenway Plaza in Houston, Texas. The Company sold this property because Ft. Worth is not a core market for the Company, and the Company believed that opportunities for leveraging growth in this market were limited.
Throughout 2014, the Company reduced its share of land holdings by 484 acres, including the sale of land in Wildwood Office Park, Paulding County and Blalock Lakes. These sales, combined with the transfer of the Research Park V land to projects under construction, reduced the Company’s share of the net book value of its land holdings by $10.0 million.
In 2014, the Company considered pursuing a strategic joint venture for 191 Peachtree to harvest value that the Company created since its purchase in 2006. Although the Company will continue to consider this strategy for 191 Peachtree, it is also considering raising capital from different sources to meet its investment needs.

Financing Activity
The Company entered 2014 with a strong balance sheet, and one of its ongoing strategic objectives is to maintain a strong balance sheet that provides it with the flexibility to act on investment opportunities as they arise. The Company issued 26.7 million shares of common stock in two offerings that generated net proceeds of $321.9 million. The Company also generated $85.0 million of gross proceeds upon the closing of a non-recourse mortgage loan on 816 Congress. This loan has a fixed annual interest rate of 3.75% and a term of 10 years. The Company also recast its credit facility during 2014. The recast credit facility increased the size of the facility from $350 million to $500 million, extended the maturity date from 2016 to 2019, and reduced the per annum variable rate spread and other fees.
Portfolio Activity
In 2014, the Company leased or renewed 2.2 million square feet of office space. The weighted average net effective rent per square foot, representing base rent less operating expense reimbursements and leasing costs, for new or renewed non-amenity leases with terms greater than one year was $17.17 per square foot in 2014. Cash basis net effective rent per square foot increased 20% on spaces that have been previously occupied in the past year. Cash basis net effective rent represents net rent at the end of the term paid by the prior tenant compared to the net rent at the beginning of the term paid by the current tenant. The same property leasing percentage remained stable throughout the year.
Market Conditions
The Company continues to target high barrier-to-entry submarkets in Atlanta, Austin, Charlotte, Dallas and Houston. Management believes these Sunbelt cities possess some of the most robust economic and market fundamentals including above-average population and job growth, steady office absorption, positive rent growth and limited new supply.
Atlanta, while slower to recover from the recent recession, is showing positive signs of economic growth, having added 63,000 new jobs in 2013 and over 64,000 new jobs in 2014. The metro area’s diverse economic base coupled with its major research universities provide a platform for positive economic development with job growth forecast at 2.2% over the next four years compared to the national average of 1.3%.
Austin is the Company’s strongest market in terms of employment and forecasted job growth over the next four years. Job growth in Austin over the past 12 months has been almost double the national average and the unemployment rate is 4.1% compared to the national average of 5.6%. Class-A office rents have grown 25% since 2010 as vacancy rates have dropped below 10%. With limited new supply under way in our targeted submarket of downtown Austin, the office market is well positioned to see continued rent growth into 2015.
The Charlotte office market continues to improve. The city emerged from the recent recession with a more diversified economy, and its low cost, business-friendly environment has lured many high-profile relocations and expansions. New supply is limited; as a result, overall vacancy is less than 10% and rental rates for new space are strong relative to the past several years.
Dallas, fueled by corporate relocations and expansions, has experienced job growth over the last year twice the national average. Office vacancy rates are as low as they have been in recent years and market fundamentals are expected to remain strong in 2015. The Dallas economy has become more diverse compared to previous cycles. Since 2010, the largest share of office demand was generated by insurance, financial services and technology with only 5% of office growth coming from the energy sector.
Houston has experienced four years of employment growth, adding approximately 440,000 new jobs since 2010, or three jobs for every job lost in the downturn. With an estimated GDP of $517.4 billion for 2014, the region ranks as the nation’s fourth largest economy. Houston’s accelerated growth, however, is beginning to face uncertainty as the recent volatility in energy prices has raised questions about the sustainability of the positive trends. Although Houston's economy is substantially dependent upon the energy industry, it also has a major medical complex and may be positively impacted bythe pending expansion of the Panama Canal.
When the Company entered the Houston market in 2013, it focused on two specific submarkets: Galleria and Greenway. These submarkets have what management believes are high barriers to entry with few available development sites and minimal new supply. Therefore, management believes that there is potential to increase rents as leases expire, and renewals or releasing occurs. In addition, of the Company's top 10 customer in Houston representing 52% of the entire Houston portfolio, eight carry an investment grade rating. With this tenant roster and these submarkets, management believes that it is well-positioned in Houston.

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
During the predevelopment period of a probable project and the period in which a project is under construction, the Company capitalizes all direct and indirect costs associated with planning, developing, leasing, and constructing the project. Determination of what costs constitute direct and indirect project costs requires management, in some cases, to exercise judgment. If management determines certain costs to be direct or indirect project costs, amounts recorded in projects under development on the balance sheet and amounts recorded in general and administrative and other expenses on the statements of operations could be materially different than if management determines these costs are not directly or indirectly associated with the project.
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
Management uses judgment to determine whether an entity is a VIE, whether the Company is the primary beneficiary of the VIE, and whether the Company exercises control over the entity. If management determines that an entity is a VIE with the Company as primary beneficiary or if management concludes that the Company exercises control over the entity, the balance sheets and statements of operations would be significantly different than if management concludes otherwise. In addition, VIEs require different disclosures in the notes to the financial statements than entities that are not VIEs. Management may also change its conclusions and, thereby, change its balance sheets, statements of comprehensive income, and notes to the financial statements, based on facts and circumstances that arise after the original consolidation determination is made. These changes could include additional equity contributed to entities, changes in the allocation of cash flow to entity partners, and changes in the expected results within the entity.
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
Discussion of New Accounting Pronouncements

In 2014, The Financial Accounting Standards Board ("FASB") issued new guidance related to the presentation of discontinued operations. Prior to this new guidance, the Company included activity for all assets held for sale and disposals in discontinued operations on its statements of operations. Under the new guidance, only assets held for sale and disposals representing a major strategic shift in operations, such as the disposal of a line of business, a significant geographical area, or a major equity investment, will be presented as discontinued operations. Additionally, the new guidance requires expanded disclosures about discontinued operations that will provide more information about their assets, liabilities, income, and expenses. The guidance is effective for periods beginning after December 15, 2014. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued. The Company adopted this guidance in the second quarter of 2014.

In 2014, the FASB issued new guidance related to the accounting for revenue from contracts with customers which requires a new five-step model to recognize revenue. Under the new guidance, companies will recognize revenue when the seller satisfies a performance obligation, which would be when the buyer takes control of the good or service. This new guidance could result in different amounts of revenue being recognized and could result in revenue being recognized in different reporting periods than it is under the current guidance. The new guidance specifically excludes revenue associated with lease contracts. The guidance is effective for periods beginning after December 15, 2016 and early adoption is prohibited. Retrospective application will be required either to all periods presented or with the cumulative effect of initial adoption recognized in the period of adoption.
Results of Operations For The Three Years Ended December 31, 2014
General
The Company's financial results have historically been significantly affected by purchase and sale transactions. Accordingly, the Company's historical financial statements may not be indicative of future operating results. During 2014, the Company purchased Fifth Third Center and Northpark Town Center (collectively, the "2014 Acquisitions"). During 2013, the Company purchased Greenway Plaza, 777 Main, 816 Congress and Post Oak Central (collectively, the "2013 Acquisitions"). In 2012, the Company purchased 2100 Ross.
Rental Property Revenues
Rental property revenues increased $149.5 million (77%) between 2014 and 2013 as a result of the following:

•	Increase of $124.1 million as a result of the 2013 Acquisitions;

•	Increase of $17.5 million as a result of the 2014 Acquisitions;

•	Increase of $2.4 million as a result of higher average occupancy at Promenade;

•	Increase of $2.3 million as a result of higher average occupancy at 2100 Ross; and

•	Decrease of $2.5 million as a result of the 2013 sale of 50% of the Company's interest in Terminus 100.
Rental property revenues increased $80.2 million (70%) between 2013 and 2012 as a result of the following:

•	Increase of $87.7 million as a result of the 2013 Acquisitions;

•	Increase of $6.5 million as a result of the 2012 acquisition of 2100 Ross;

•	Increase of $1.9 million at 191 Peachtree due to higher economic occupancy;

•	Increase of $1.7 million at Mahan Village as a result of the commencement of operations in late 2012;

•	Increase of $1.3 million at Promenade due to higher economic occupancy; and

•	Decrease of $19.7 million due to the sale of 50% of the Company’s interest in Terminus 100.
Fee Income
Fee income increased $1.6 million (15%) between 2014 and 2013 due to the receipt of a $4.5 million participation interest in 2014 related to a contract that the Company assumed in the acquisition of an entity several years ago. Under this contract, the Company is entitled to receive a portion of the proceeds from the sale of a project that the entity developed and from payments received from a related seller-financed note. The payment in 2014 represents the final payment that the Company will receive under this arrangement.
Fee income decreased approximately $6.9 million (39%) between 2013 and 2012. This decrease is primarily due to the receipt of a $4.5 million participation interest in 2012 related to the contract discussed above. Fee income also decreased as a result of a decrease in reimbursed expenses primarily due to the third quarter 2013 sale of the Company’s interest in two unconsolidated joint ventures, CP Venture Two LLC and CP Venture Five LLC, and the sale of The Avenue Murfreesboro retail center, which was held through the CF Murfreesboro Associates unconsolidated joint venture. The Company was earning management and leasing fees associated with these ventures that ended upon the sale of the Company’s interest in these ventures.
Rental Property Operating Expenses
Rental property operating expenses increased $65.4 million (72%) between 2014 and 2013 as a result of the following:

•	Increase of $58.6 million as a result of the 2013 Acquisitions;

•	Increase of $6.1 million as a result of the 2014 Acquisitions;

•	Increase of $1.3 million as a result of higher average occupancy at 2100 Ross;

•	Increase of $609,000 as a result of higher average occupancy at Promenade; and

•	Decrease of $598,000 as a result of the 2013 sale of 50% of the Company's interest in Terminus 100.
Rental property operating expenses increased $40.2 million (80%) between 2013 and 2012 as a result of the following:

•	Increase of $40.4 million as a result of the 2013 Acquisitions;

•	Increase of $3.4 million as a result of the 2012 acquisition of 2100 Ross;

•	Increase of $1.1 million at 191 Peachtree due to higher economic occupancy; and

•	Decrease of $5.5 million due to the sale of 50% of the Company’s interest in Terminus 100.
Reimbursed Expenses
Reimbursed expenses decreased $1.6 million (30%) between 2014 and 2013 and decreased $1.8 million (26%) between 2013 and 2012. Reimbursed expenses are primarily incurred on projects for which the Company pays management and development expenses and is later reimbursed by the client. The offsetting income related to these expenses is recorded in fee income.
General and Administrative Expenses
General and administrative (G&A) expenses decreased $2.2 million (10%) between 2014 and 2013 as a result of the following:

•	Decrease of bonus expense of $814,000 as a result of lower bonuses awarded;

•
Increase in stock-based compensation expense of $402,000 due to an increase in the Company's stock price between years and higher relative performance on the performance based restricted stock units; and

•	Increase in capitalized salaries of $2.3 million as a result of increased development activities and internal costs associated with a software implementation.
G&A expense decreased $1.3 million (5%) between 2013 and 2012 as a result of the following:

•	Decrease in employee salaries and benefits, other than stock-based compensation and bonus, of $2.0 million due to a decrease in the number of corporate employees between 2013 and 2012;

•	Increase in capitalized salaries of $2.3 million as a result of increased development activity;

•
Increase in stock-based compensation expense of $1.7 million primarily due to an increase in the Company's stock price between years and higher relative performance on the perormance based restricted stock units; and

•	Increase in bonus expense of $1.2 million as a result of the Company exceeding its bonus goals for 2013.
Interest Expense
Interest expense increased $7.4 million (34%) between 2014 and 2013 as a result of the following:

•	Higher interest expense of $5.5 million as a result of the Post Oak Central loan that closed in 2013;

•	Higher interest expense of $3.3 million as a result of the Promenade loan that closed in 2013;

•	Higher interest expense of $709,000 as a result of the new 816 Congress loan;

•	Higher interest expense of $1.1 million related to higher average borrowings under the Credit Facility during the year;

•	Lower interest expense of $2.2 million due to higher capitalized interest in 2014 as a result of an increase in development expenditures in 2014; and

•	Lower interest expense of $725,000 as a result of the sale of 50% of Terminus 100 in 2013.
Interest expense decreased $2.2 million (9%) between 2013 and 2012 as a result of the following:

•	Lower interest expense of $6.5 million as a result of the sale of 50% of Terminus 100;

•	Lower interest expense of $1.5 million related to lower average borrowings under the Credit Facility during the year;

•	Higher interest expense of $2.6 million related to the Post Oak Central loan;

•	Higher interest expense of $1.6 million related to the Promenade loan;

•	Higher interest expense of $1.1 million due to lower capitalized interest in 2013 as a result of a reduction in development expenditures in 2013; and

•	Higher interest expense of $784,000 related to the 191 Peachtree Tower loan that closed in 2012.
Depreciation and Amortization
Depreciation and amortization increased $63.7 million (84%) between 2014 and 2013 as a result of the following:

•	Increase of $54.9 million as a result of the 2013 Acquisitions;

•	Increase of $8.9 million as a result of the 2014 Acquisitions;

•	Increase of $666,000 as a result of higher average occupancy at Promenade; and

•	Decrease of $825,000 as a result of the 2013 sale of 50% of the Company's interest in Terminus 100.
Depreciation and amortization increased $36.9 million (93%) between 2013 and 2012 as a result of the following:

•	Increase of $37.6 million as a result of the 2013 Acquisitions;

•	Increase of $4.4 million as a result of the 2012 acquisition of 2100 Ross;

•	Increase of $1.2 million at 191 Peachtree due to higher economic occupancy;

•	Increase of $662,000 at Mahan Village as a result of the commencement of operations in late 2012;

•	Increase of $572,000 at Promenade due to higher economic occupancy; and

•	Decrease of $8.0 million due to the sale of 50% of the Company’s interest in Terminus 100.
Acquisition and Related Costs
Acquisition and related costs decreased $6.4 million between 2014 and 2013 primarily as a result of the Texas Acquisition in 2013. Included in acquisition and related costs in 2013 is $2.6 million in costs associated with a term loan that was obtained in connection with the Texas Acquisition but was terminated unused upon closing of the acquisition. Acquisition and related costs in 2012 related primarily to the acquisition of 2100 Ross.
Income from Unconsolidated Joint Ventures
In 2014, 2013, and 2012, the Company had a considerable amount of activity that affected income (loss) from unconsolidated joint ventures. In 2014, Cousins Watkins LLC sold substantially all of its assets and the Company recognized income from unconsolidated joint ventures of $2.2 million as a result. Also in 2014, Wildwood Associates sold a tract of land that resulted in the recognition of $2.1 million in income from unconsolidated joint ventures.
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
Gain on Sale of Investment Properties
Gain on sale of investment properties decreased $48.8 million between 2014 and 2013 and increased $57.2 million between 2013 and 2012. The 2014 amount includes a gains of the sale of 777 Main and Mahan Village of $6.2 million and $4.6 million, respectively. The 2013 amount includes a gain on the sale of Terminus 100 of $37.1 million, a gain on the acquisition of Terminus 200, which was acquired in stages, of $19.7 million, and the recognition of a deferred gain associated with CP Venture Two LLC of $3.6 million that was recognized when the Company sold its interest in CP Venture Two LLC. The 2012 and 2011 amounts include gains recognized on the sale of various land tracts during those years.
Discontinued Operations
In April 2014, the Financial Accounting Standards Board issued new guidance on discontinued operations. Under the new guidance, only assets held for sale and disposals representing a major strategic shift in operations will be presented as discontinued operations. This guidance is effective for periods beginning after December 15, 2014 with early adoption permitted. The Company adopted this new standard in 2014. As a result, two of the Company’s properties (777 Main and Mahan Village) that were sold subsequent to the adoption that under the previous guidance would have been considered discontinued operations, are not considered discontinued operations under the new guidance.
In 2014, the Company sold two assets in Birmingham, Alabama that had been classified as held for sale in 2013. The Company sold 600 University Park Place, a 123,000 square foot office building, for a gross sales price of $19.7 million, before adjustments for customary closing costs and other closing credits and sold Lakeshore Park Plaza, a 197,000 square foot office building, for a gross sales price of $25.0 million, before adjustments for customary closing costs and other closing credits. The combined sales prices of these two assets, along with the sales of 777 Main and Mahan Village, represents a weighted average 6.3% capitalization rate. Capitalization rates are calculated by dividing projected annualized net operating income by the sales price.
In 2013, the Company sold Tiffany Springs MarketCenter, a 238,000 square foot center in Kansas City, Missouri, for a sales price of $53.5 million, which represented a 7.9% capitalization rate. In 2013, the Company also sold the Inhibitex building, a 51,000 square foot medical office building in Atlanta, for $8.3 million, prior to the allocation of free rent credits, which represented a 9.1% capitalization rate.
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
Included in discontinued operations are the operations and gains on sale of all properties sold in 2014, 2013 and 2012 (with the exception of 777 Main and Mahan Village). Discontinued operations also includes the operations and gains recognized on the sale of the Company's third party management and leasing business. For 2012, discontinued operations includes impairment losses recorded on The Avenue Collierville and Inhibitex in the amounts of $12.2 million and $1.6 million, respectively.
Net Income Attributable to Noncontrolling Interest
The Company consolidates certain entities and allocates the partner's share of those entities' results to net income attributable to noncontrolling interests on the statements of comprehensive income. The noncontrolling interests' share of the Company's net income decreased $4.1 million between 2014 and 2013, and increased $2.9 million between 2013 and 2012. The 2014 amount includes $574,000 that was allocated to the noncontrolling partner in the entity that sold Mahan Village. The 2013 amount includes $3.4 million that was allocated to the noncontrolling partner in CP Venture Six LLC in connection with the Company's purchase of the partner's interest. The 2012 amount includes $2.1 million that was allocated to the noncontrolling partner in the entity that sold The Avenue Collierville and $1.8 million that was allocated to the noncontrolling partner in the entity that sold The Avenue Forsyth.
Preferred Stock Original Issuance Costs
In 2014, the Company redeemed all outstanding shares of its 7.5% Series B Cumulative Redeemable Preferred Stock. In connection with the redemption of Preferred Stock, the Company decreased net income available for common shareholders by $3.5 million (non-cash), which represents the original issuance costs applicable to the shares redeemed.
In 2013, the Company redeemed all outstanding shares of its 7.75% Series A Cumulative Redeemable Preferred Stock. In connection with the redemption of Preferred Stock, the Company increased net loss available for common shareholders by $2.7 million (non-cash), which represents the original issuance costs applicable to the shares redeemed.
Dividends to Preferred Stockholders
Dividends to preferred stockholders decreased $7.0 million between 2014 and 2013 and decreased $2.9 million between 2013 and 2012. These decreases are the result of the redemption of the Series B preferred stock in 2014 and the redemption of the Series A preferred stock in 2013. The Company has no remaining outstanding preferred stock as of December 31, 2014 and, as a result, in future periods will have no preferred stock dividends.
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

FFO is used by industry analysts and investors as a supplemental measure of a REIT’s operating performance. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry investors and analysts have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. Thus, NAREIT created FFO as a supplemental measure of REIT operating performance that excludes historical cost depreciation, among other items, from GAAP net income. The use of FFO, combined with the required primary GAAP presentations, has been fundamentally beneficial, improving the understanding of operating results of REITs among the investing public and making comparisons of REIT operating results more meaningful. Company management evaluates operating performance in part based on FFO. Additionally, the Company uses FFO, along with other measures, to assess performance in connection with evaluating and granting incentive compensation to its officers and other key employees. The reconciliation of net income (loss) available to common stockholders to FFO is as follows for the years ended December 31, 2014, 2013, and 2012 (in thousands, except per share information):

	Year Ended December 31,
	2014	2013	2012
Net Income (Loss) Available to Common Stockholders	$45,519	$109,097	$32,821
Depreciation and amortization:
Consolidated properties	139,151	75,524	38,349
Discontinued properties	—	3,083	13,479
Share of unconsolidated joint ventures	11,915	13,434	10,215
Impairment losses on depreciable investment properties, net of amounts attributable to noncontrolling interests	—	—	11,748
Gain on sale of investment properties:
Consolidated properties	(10,832)	(60,587)	(334)
Discontinued properties	(19,356)	(6,469)	(10,948)
Share of unconsolidated joint ventures	(1,767)	(60,345)	(30,662)
Noncontrolling interest related to the sale of depreciated properties	574	3,397	1,824
Funds From Operations Available to Common Stockholders	$165,204	$77,134	$66,492
Per Common Share—Basic and Diluted:
Net Income (Loss) Available	$0.22	$0.76	$0.32
Funds From Operations	$0.81	$0.53	$0.64
Weighted Average Shares—Basic	204,216	144,255	104,117
Weighted Average Shares—Diluted	204,460	144,420	104,125

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

	Year ended December 31, 2014
	2014	2013	% Change
Net Operating Income - Consolidated Properties
Rental property revenues	$343,910	$194,420	76.9%
Rental property expenses	(155,934)	(90,498)	72.3%
	187,976	103,922	80.9%
Net Operating Income - Discontinued Operations
Rental property revenues	$2,927	10,552	(72.3)%
Rental property expenses	(1,128)	(4,157)	(72.9)%
	1,799	6,395	(71.9)%
Net Operating Income - Unconsolidated Joint Ventures	25,898	27,768	(6.7)%
Total Net Operating Income	$215,673	$138,080	56.2%

Net Operating Income
Same Property	$58,859	$56,789	3.6%
Non-Same Property	156,814	81,291	92.9%
	$215,673	$138,080	56.2%
Same Property Net Operating Income increased 3.6% between 2014 and 2013. This increase is primarily attributable to an increase in occupancy at North Point Center East and 191 Peachtree Tower as well as lower expenses and increased parking income at American Cancer Society Center.
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
Financial Condition
The Company’s goal is to maintain a conservative balance sheet with leverage ratios that will enable it to be positioned for future growth. During 2014, the Company's total assets increased from $2.3 billion at the beginning of the year to $2.7 billion at year end. In light of this growth, the Company took steps to maintain its relatively conservative balance sheet and to improve its leverage ratios.
During 2014, the Company purchased two office properties for gross proceeds of $563 million and began or continued the development of four other properties resulting in expenditures of $157.0 million. To fund these investments, the Company issued 26.7 million shares of common stock in two offerings generating net proceeds of $321.9 million. The Company generated an additional $85 million in proceeds from the closing of a mortgage loan and generated additional net proceeds of $244.5 million from the sale of properties.
The Company also improved its financial condition by redeeming all of its remaining preferred stock for $94.8 million, thereby eliminating preferred stock from its capital structure and, as a result, improving its fixed charges coverage ratio.

In 2014, the Company recast its Credit Facility to, among other things, increase the size to $500 million, extend the maturity to May 28, 2019, and reduce the per annum variable interest rate spread and other fees. This transaction improved the financial condition of the Company by reducing the spread it pays over LIBOR and by extending the average maturity of its debt. At December 31, 2014, the Company had $140.2 million outstanding under its Credit Facility and the ability to borrow $359.8 million under the Credit Facility.
Consistent with its goals, the Company believes it will make additional investments in 2015 and beyond and expects to fund these activities with one or more of the following: sale of additional non-core assets, additional borrowings under its Credit Facility, mortgage loans on existing or newly acquired properties, issuance of common or preferred equity, and joint venture formation with third parties.

Contractual Obligations and Commitments
At December 31, 2014, the Company was subject to the following contractual obligations and commitments (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 years
Contractual Obligations:
Company debt:
Unsecured Credit Facility and construction loan	$140,200	$—	$—	$140,200	$—
Mortgage notes payable	652,144	8,826	162,205	115,267	365,846
Interest commitments (1)	176,333	31,642	72,516	37,644	34,531
Ground leases	146,223	1,549	3,300	3,311	138,063
Other operating leases	521	231	248	42	—
Total contractual obligations	$1,115,421	$42,248	$238,269	$296,464	$538,440
Commitments:
Unfunded tenant improvements and other	102,485	63,621	22,516	5,348	11,000
Letters of credit	1,000	1,000	—	—	—
Performance bonds	1,386	117	100	—	1,169
Total commitments	$104,871	$64,738	$22,616	$5,348	$12,169

(1)	Interest on variable rate obligations is based on rates effective as of December 31, 2014.
In addition, the Company has several standing or renewable service contracts mainly related to the operation of its buildings. These contracts were entered into in the ordinary course of business and are generally one year or less. These contracts are not included in the above table and are usually reimbursed in whole or in part by tenants.
In 2014, the Company entered into a $85 million non-recourse mortgage note payable, secured by 816 Congress. The loan has a fixed interest rate of 3.75% and matures in 2024. In 2013, the Company entered into a $188.8 million non-recourse mortgage note payable, secured by the Post Oak Central office buildings. The loan has a fixed interest rate of 4.26% and matures in 2020. In 2013, the Company also entered into a $114.0 million non-recourse mortgage note payable, secured by the Promenade office building. The loan has a fixed interest rate of 4.27% and matures in 2022.
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
The Company’s existing mortgage debt is primarily non-recourse, fixed-rate mortgage notes secured by various real estate assets. Many of the Company’s non-recourse mortgages contain covenants which, if not satisfied, could result in acceleration of the maturity of the debt. The Company expects that it will either refinance the non-recourse mortgages at maturity or repay the mortgages with proceeds from other financings. As of December 31, 2014, the weighted average interest rate on the Company’s consolidated debt was 3.99%.
Credit Facility Information

The Company amended its $350 million Credit Facility in 2014, extending the maturity from February 2016 to May 2019, reducing the per annum variable interest rate, and providing for expansion that allows it to increase capacity under the Credit Facility to $750 million. The Company’s Credit Facility bears interest at the London Interbank Offered Rate (“LIBOR”) plus a spread, based on the Company’s leverage ratio, as defined in the Credit Facility. At December 31, 2014, the Company had $140.2 million drawn on the facility and a total available borrowing capacity of $359.8 million on the facility. The amount that the Company may draw under the Credit Facility is a defined calculation based on the Company’s unencumbered assets and other factors and is reduced by both letters of credit and borrowings outstanding.
The Credit Facility includes customary events of default, including, but not limited to, the failure to pay any interest or principal when due, the failure to perform under covenants of the credit agreement, incorrect or misleading representations or warranties, insolvency or bankruptcy, change of control, the occurrence of certain ERISA events and certain judgment defaults. The amounts outstanding under the Credit Facility may be accelerated upon an event of default. The Credit Facility contains restrictive covenants pertaining to the operations of the Company, including limitations on the amount of debt that may be incurred, the sale of assets, transactions with affiliates, dividends and distributions. The Credit Facility also includes certain financial covenants (as defined in the agreement) that require, among other things, the maintenance of an unencumbered interest coverage ratio of at least 2.00; a fixed charge coverage ratio of 1.50; and a leverage ratio of no more than 60%. The Company is currently in compliance with its financial covenants.
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
Cash Flows
The reasons for significant increases and decreases in cash flows between the years are as follows:
Cash Flows from Operating Activities
Cash flows provided by operating activities increased $5.1 million between 2014 and 2013 due to the following:

•
Decrease of $57.1 million in operating distributions from joint ventures due to the 2013 sale of the Company's interests in CP Venture Two LLC and CP Venture Five LLC and the sale of The Avenue Murfreesboro through CF Murfreesboro Associates;

•	Decrease of $7.6 million as a result of lower interest paid due to higher average debt outstanding during 2014;

•	Decrease of $4.6 million as a result of discontinued operations; and

•	The remaining increase is primarily a result of acquisition activities in 2014 and 2013.
Cash flows provided by operating activities increased $42.0 million between 2013 and 2012 due to the following:

•
Increase of $29.7 million in operating distributions from joint ventures due to the sale of the Company's interests in CP Venture Two LLC and CP Venture Five LLC and the sale of The Avenue Murfreesboro through CF Murfreesboro Associates;

•	Increase of $7.6 million as a result of lower interest paid due to lower average debt outstanding and a lower weighted average interest rate;

•	Decrease of $22.8 million as a result of discontinued operations;

•	Decrease of $14.2 million related to the deconsolidation of Terminus 100;

•	Decrease of $6.7 million as a result of higher acquisition and related costs associated with increased acquisition activity;

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
Cash Flows from Investing Activities
Net cash used in investing activities decreased $804.6 million between 2014 and 2013 due to the following:

•
Decrease of $815.5 million related to acquisition, development, and tenant asset expenditures. This decrease is primarily attributable to the 2014 acquisitions of Fifth Third and Northpark requiring less cash than the 2013 acquisitions of Post Oak Central, 816 Congress, Greenway Plaza, and 777 Main;

•
Decrease of $62.5 million in distributions from unconsolidated joint ventures. In 2014, Cousins Watkins LLC sold all of its assets and made a distribution to the Company. In 2013, the Company sold its investments in CP Venture Two LLC and CP Venture Five LLC, sold The Avenue Murfreesboro retail center through CF Murfreesboro Associates, and received distributions from Crawford Long - CPI LLC as a result of a new mortgage note financing. The cash flows from the 2013 activities were greater than the cash flows from the 2014 activities.

•
Increase of $65.5 million in proceeds from investment property sales. In 2014, the Company sold four operating properties and one tract of land. In 2013, the Company sold two operating properties and three tracts of land.

Net cash from investing activities decreased $1.5 billion between 2013 and 2012 due to the following:

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

Cash Flows from Financing Activities
Net cash provided by financing activities decreased $634.7 million between 2014 and 2013 due to the following:

•	Decrease of $504.4 million from the issuance of common stock;

•	Decrease of $104.2 million in net debt borrowings;

•	Increase of $27.3 million in common and preferred dividends paid;

•	Decrease of $23.5 million in distributions from noncontrolling interests as a result of the 2013 sale of the Company's interest in CP Venture Five LLC; and

•	Increase of $19.9 million in preferred stock redemptions.
Net cash used in financing activities increased $1.1 billion between 2013 and 2012 due to the following:

•	Increase of $826.2 million from the issuance of common stock;

•	Increase of $380.5 million from new debt, net of repayments;

•	Decrease of $74.8 million from the redemption of preferred shares;

•	Decrease of $9.9 million due to an increase of distributions to noncontrolling interests as a result of the sale of the Company's interest in CP Venture Five LLC; and

•	Decrease of $8.4 million due to an increase in common dividends paid related to the increase in common shares outstanding.
Capital Expenditures
The Company incurs costs related to its real estate assets that include acquisition of properties, development of new properties, redevelopment of existing or newly purchased properties, leasing costs for new or replacement tenants and ongoing property repairs and maintenance.
Capital expenditures for assets the Company develops or acquires and then holds and operates are included in the property acquisition, development, and tenant asset expenditures line item within investing activities on the statements of cash flows. Amounts accrued are removed from the table below (accrued capital adjustment) to show the components of these costs on a cash basis. Components of costs included in this line item for the years ended December 31, 2014, 2013 and 2012 are as follows (in thousands):

	2014	2013	2012
Acquisition of property	$551,153	$1,470,147	$63,562
Projects under development	63,911	16,829	13,387
Operating properties—leasing costs	10,431	14,594	20,179
Operating properties—building improvements	76,296	20,726	4,499
Land held for investment	—	—	480
Capitalized interest	2,535	518	407
Capitalized salaries	6,821	5,230	1,515
Accrued capital adjustment	(404)	(1,781)	1,040
Total property acquisition, development and tenant asset expenditures	$710,743	$1,526,263	$105,069
Capital expenditures decreased $815.5 million between 2014 and 2013 mainly due to decreased acquisition activity. In 2014, the Company acquired Fifth Third Center and Northpark Town Center. In 2013, the Company acquired Post Oak Central, 816 Congress Avenue, Greenway Plaza, and 777 Main. In addition, the Company was constructing Colorado Tower and commenced construction on Research Park V in 2014, causing an increase in projects under development. Leasing costs, as well as some of the tenant improvements and capitalized personnel costs, are a function of the number and size of executed new and renewed leases, which generally increased in 2014 due to the 2013 and 2014 acquisition activity. The amount of tenant improvements and leasing costs on a per square foot basis was $5.71 for 2014, but varies by lease and by market. Given the level of expected leasing and renewal activity in future periods and the 2013 and 2014 acquisitions, management anticipates future tenant improvement and leasing costs to be greater than those experienced in 2014.
Dividends. The Company paid common and preferred dividends of $64.5 million, $37.2 million, and $31.7 million in 2014, 2013 and 2012, respectively, which it funded with cash provided by operating activities. The Company expects to fund its quarterly distributions to common and preferred stockholders with cash provided by operating activities, proceeds from investment property sales, distributions from unconsolidated joint ventures and indebtedness, if necessary.
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
Debt. At December 31, 2014, the Company’s unconsolidated joint ventures had aggregate outstanding indebtedness to third parties of $395.0 million. These loans are generally mortgage or construction loans, most of which are non-recourse to the Company, except as described below. In addition, in certain instances, the Company provides “non-recourse carve-out guarantees” on these non-recourse loans. Certain of these loans have variable interest rates, which creates exposure to the ventures in the form of market risk to interest rate changes. At December 31, 2014, $2.7 million of the $12.7 million in recourse loans at unconsolidated joint ventures were recourse to the Company.
The Company guarantees repayment of up to $8.6 million of the EP II construction loan, which has a maximum amount available of $46.0 million. At December 31, 2014, the Company guaranteed $8.6 million based on amounts outstanding as of that date under this loan. This guarantee may be reduced and/or eliminated based on achievement of certain criteria.

Item 7A.	Quantitative and Qualitative Disclosure about Market Risk
The Company’s primary exposure to market risk results from its debt, which bears interest at both fixed and variable rates. The Company mitigates this risk by limiting its debt exposure in total and its maturities in any one year and weighting more towards fixed-rate, non-recourse debt compared to recourse, variable-rate debt in its portfolio. The fixed rate debt obligations limit the risk of fluctuating interest rates, and generally are mortgage loans secured by certain of the Company’s real estate assets. The Company does not have consolidated fixed-rate mortgage debt maturing in 2015 and has only one such mortgage maturing in 2016 in the amount of $14.0 million. The Company, therefore, does not have significant exposure for the refinancing of its mortgage debt in the near term. At December 31, 2014, the Company had $652.1 million of fixed rate debt outstanding at a weighted average interest rate of 4.11%. At December 31, 2013, the Company had $412.4 million of fixed rate debt outstanding at a weighted average interest rate of 5.24%. The amount of fixed-rate debt outstanding increased and the weighted average interest rate decreased from 2013 to 2014 as a result of the Company entering into a $85.0 million non-recourse mortgage note payable secured by 816 Congress at a fixed interest rate of 3.75%. In addition, the Company effectively sold 50% of its interest in Terminus 100 to a third party. Based upon the ownership and management structure of the joint venture that owns Terminus 100 after these transactions, the Company accounts for its investment in this entity under the equity method and no longer consolidates the Terminus 100 mortgage note, which has a fixed rate of 5.25%. See note 8 of the notes to consolidated financial statements included in this Annual Report on Form 10-K for additional information regarding 2014 debt activity.
At December 31, 2014, the Company had $140.2 million of variable rate debt outstanding, which consisted of the Credit Facility at a weighted average interest rate of 1.25%. As of December 31, 2013, the variable rate debt consisted primarily of a the credit facility, which had $40 million outstanding at an interest rate of 1.67%. Borrowings under the Credit Facility increased in 2014 due to the cash outflow resulting from the acquisition of several real estate assets. Based on the Company’s average variable rate debt balances in 2014, interest incurred would have increased by $1.3 million in 2014 if these interest rates had been 1% higher.
The following table summarizes the Company’s market risk associated with notes payable as of December 31, 2014. It includes the principal maturing, an estimate of the weighted average interest rates on those expected principal maturity dates and the fair values of the Company’s fixed and variable rate notes payable. Fair value was calculated by discounting future principal payments at estimated rates at which similar loans could have been obtained at December 31, 2014. The information presented below should be read in conjunction with note 8 of notes to consolidated financial statements included in this Annual Report on Form 10-K. (The Company did not have a significant level of notes receivable at December 31, 2014, and the table does not include information related to notes receivable.)

($ in thousands)	2015	2016	2017	2018	2019	Thereafter	Total
Notes Payable:
Fixed Rate	$8,825	$24,095	$138,195	$105,734	$9,447	$365,848	$652,144
Average Interest Rate	4.87%	5.21%	6.23%	3.37%	3.60%	3.44%	4.11%
Variable Rate	$—	$—	$—	$—	$140,200	$—	$140,200
Average Interest Rate (1)	—	—	—	—	1.25%	—	1.25%

(1)	Interest rates on variable rate notes payable are equal to the variable rates in effect on December 31, 2014.

Item 8.	Financial Statements and Supplementary Data
The consolidated financial statements, notes to consolidated financial statements, and report of independent registered public accounting firm are included on pages F-1 through F-31.
Certain components of quarterly net income (loss) available to common stockholders disclosed below differ from those as reported on the Company’s respective quarterly reports on Form 10-Q. As discussed in notes 2 and 3 of notes to consolidated financial statements, gains and losses from the disposition of certain real estate assets and the related historical operating results were reclassified as discontinued operations for all applicable periods presented. Additionally, impairment losses were recorded in certain quarters during both 2014 and 2013, as discussed in note 15 of notes to consolidated financial statements included in this Annual Report on Form 10-K. The following selected quarterly financial information (unaudited) for the years ended December 31, 2014 and 2013 should be read in conjunction with the consolidated financial statements and notes thereto included herein (in thousands, except per share amounts):

	Quarters
	First	Second	Third	Fourth
2014	(Unaudited)
Revenues	$81,725	$84,505	$89,098	$106,055
Income from unconsolidated joint ventures	1,287	2,027	2,030	5,924
Gain on sale of investment properties	161	1,327	81	10,967
Income (loss) from continuing operations	(121)	2,034	6,073	23,864
Discontinued operations	7,255	580	13,341	(18)
Net income	7,134	2,614	19,414	23,846
Net income attributable to controlling interest	6,979	2,485	19,322	23,218
Net income (loss) available to common stockholders	5,202	(2,223)	19,322	23,218
Basic and diluted net income (loss) per common share	0.03	(0.01)	0.09	0.11

	Quarters
	First	Second	Third	Fourth
	(Unaudited)
2013
Revenues	$38,266	$42,251	$50,434	$79,520
Impairment losses	—	—	—	—
Income from unconsolidated joint ventures	1,652	1,132	63,078	1,463
Gain (loss) on sale of investment properties	57,153	406	3,801	(72)
Income from continuing operations	56,011	46	55,434	550
Discontinued operations	897	773	9,603	3,515
Net income	56,904	819	65,037	4,069
Net income attributable to controlling interest	56,397	307	61,158	3,902
Net income (loss) available to common stockholders	53,170	(5,579)	59,381	2,125
Basic and diluted net income (loss) per common share	0.51	(0.05)	0.36	0.01
The above per share quarterly information does not sum to full year per share information due to rounding. Other financial statements and financial statement schedules required under Regulation S-X are filed pursuant to item 15 of part IV of this report.
During 2014 and 2013, the Company's quarterly results varied as a result of the timing of the sales of assets, which generated gains within quarters of each year. These gains were recorded within gain (loss) on sale of investment properties, discounted operations and income from unconsolidated joint ventures.

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
Management, under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. The framework on which the assessment was based is described in “Internal Control – Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, we concluded that we maintained effective internal control over financial reporting as of December 31, 2014. Deloitte & Touche, our independent registered public accounting firm, issued an opinion on the effectiveness of our internal control over financial reporting as of December 31, 2014, which follows this report of management.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Cousins Properties Incorporated
Atlanta, Georgia

We have audited the internal control over financial reporting of Cousins Properties Incorporated and subsidiaries (the "Company") as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2014 of the Company and our report dated February 12, 2015 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s change in method of accounting for and disclosure of discontinued operations and disposals of components of an entity due to the adoption of a new accounting standard.

/s/ DELOITTE & TOUCHE LLP
Atlanta, Georgia
February 12, 2015

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by Items 401, 405, 406 and 407 of Regulation S-K is presented in item X in part I above and is included under the captions “Proposal 1 - Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement relating to the 2015 Annual Meeting of the Registrant’s Stockholders, and is incorporated herein by reference. The Company has a Code of Business Conduct and Ethics (the “Code”) applicable to its Board of Directors and all of its employees. The Code is publicly available on the “Investor Relations” page of its website site at www.cousinsproperties.com. Section 1 of the Code applies to the Company’s senior executive and financial officers and is a “code of ethics” as defined by applicable SEC rules and regulations. If the Company makes any amendments to the Code other than technical, administrative or other non-substantive amendments, or grants any waivers, including implicit waivers, from a provision of the Code to the Company’s senior executive or financial officers, the Company will disclose on its website the nature of the amendment or waiver, its effective date and to whom it applies. There were no amendments or waivers during 2014.

Item 11.	Executive Compensation
The information required by Items 402 and 407 of Regulation S-K is included under the captions “Executive Compensation” “Director Compensation” and "Compensation Committee Interlocks and Insider Participation" in the Proxy Statement relating to the 2015 Annual Meeting of the Registrant’s Stockholders is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information under the captions “Beneficial Ownership of Common Stock” and "Equity Compensation Plan Information" in the Proxy Statement relating to the 2015 Annual Meeting of the Registrant’s Stockholders is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information under the caption “Certain Transactions” and “Director Independence” in the Proxy Statement relating to the 2015 Annual Meeting of the Registrant’s Stockholders is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
The information under the caption “Summary of Fees to Independent Registered Public Accounting Firm” in the Proxy Statement relating to the 2015 Annual Meeting of the Registrant’s Stockholders has fee information for fiscal years 2014 and 2013 and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules

(a)	1. Financial Statements

A.	The following consolidated financial statements of the Registrant, together with the applicable report of independent registered public accounting firm, are filed as a part of this report:

2.	Financial Statement Schedule
The following financial statement schedule for the Registrant is filed as a part of this report:

Page Number
A. Schedule III—Real Estate and Accumulated Depreciation—December 31, 2014	S-1 through S-4
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

2.6
Purchase and Sale Contract for Northpark Town Center, dated as of August 1, 2014, by and between FulcoProp400LLC and FulcoProp56 LLC and Cousins Acquisitions Entity, LLC, a wholly owned subsidiary of the Registrant, filed as Exhibit 2.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2014 and incorporated herein by reference. (Schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.)

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

3.1.4
Articles of Amendment to Restated and Amended Articles of Incorporation of the Registrant, as amended May 9, 2014, filed as Exhibit 3.1.4 to the Registrant’s Form 10-Q for the quarter ended June 30, 2014, and incorporated herein by reference.

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

10(a)(xxxi)*
Cousins Properties Incorporated 2005 Restricted Stock Unit Plan — Form of Restricted Stock Unit Certificate for 2014-2016 Performance Period, filed as Exhibit 10(a)(xxxi) to the Registrant's Form 10-K for the year ended December 31, 2013, and incorporated herein by reference.

10(a)(xxxii)*
Cousins Properties Incorporated 2009 Incentive Stock Plan – Form of Stock Grant Certificate, filed as Exhibit 10(a)(xxxii) to the Registrant's Form 10-K for the year ended December 31, 2013, and incorporated herein by reference.

10(a)(xxxiii)*†	Cousins Properties Incorporated 2005 Restricted Stock Unit Plan - Form of Restricted Stock Unit Certificate for 2015-2017 Performance period.

10(d)
Loan Agreement dated as of August 31, 2007, between Cousins Properties Incorporated, a Georgia corporation, as Borrower and JP Morgan Chase Bank, N.A., a banking association chartered under the laws of the United States of America, as Lender, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 7, 2007, and incorporated herein by reference.

10(e)
Loan Agreement dated as of October 16, 2007, between 3280 Peachtree I LLC, a Georgia limited liability corporation, as Borrower and The Northwestern Mutual Life Insurance Company, as Lender, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed October 17, 2007, and incorporated herein by reference.

10(f)
Contribution and Formation Agreement between Cousins Properties Incorporated, CP Venture Three LLC and The Prudential Insurance Company of America, including Exhibit U thereto, filed as Exhibit 10.1 to the Registrant’s Form 8-K filed on May 4, 2006, and incorporated herein by reference.

10(g)	Form of Indemnification Agreement, filed as Exhibit 10.1 to the Registrant’s Form 8-K dated June 18, 2007, and incorporated herein by reference.

10(h)
Third Amended and Restated Credit Agreement, dated as of May 28, 2014, among Cousins Properties Incorporated as the Borrower (and the Borrower Parties, as defined, and the Guarantors, as defined); JPMorgan Chase Bank, N.A., as Syndication Agent and an L/C Issuer; Bank of America, N.A., as Administrative Agent, Swing Line Lender and an L/C Issuer; SunTrust Bank as Documentation Agent and an L/C Issuer; Wells Fargo Bank, N.A., PNC Bank, N. A., U.S. Bank National, N. A., Citizens Bank, N.A. and Morgan Stanley Senior Funding, Inc. as Co-Documentation Agents; The Northern Trust Company, First Tennessee Bank N.A. and Atlantic Capital Bank as Other Lender Parties; J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Inc. and SunTrust Robinson Humphrey, Inc. as Joint Lead Arrangers and Joint Bookrunners, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 28, 2014, and incorporated herein by reference.

10(i)
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

Cousins Properties Incorporated (Registrant)
Dated:	February 12, 2015
		BY:	/s/ Gregg D. Adzema
Gregg D. Adzema
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Capacity	Date
/s/ Lawrence L. Gellerstedt III	Chief Executive Officer,	February 12, 2015
Lawrence L. Gellerstedt III	President and Director (Principal Executive Officer)

/s/ Gregg D. Adzema	Executive Vice President and	February 12, 2015
Gregg D. Adzema	Chief Financial Officer (Principal Financial Officer)

/s/ John D. Harris, Jr.	Senior Vice President, Chief	February 12, 2015
John D. Harris, Jr.	Accounting Officer, Treasurer and Assistant Secretary (Principal Accounting Officer)

/s/ Tom G. Charlesworth	Director	February 12, 2015
Tom G. Charlesworth

/s/ James D. Edwards	Director	February 12, 2015
James D. Edwards

/s/ Lillian C. Giornelli	Director	February 12, 2015
Lillian C. Giornelli

/s/ S. Taylor Glover	Chairman of the Board of Directors	February 12, 2015
S. Taylor Glover

/s/ James H. Hance, Jr.	Director	February 12, 2015
James H. Hance, Jr.

/s/ Donna W. Hyland	Director	February 12, 2015
Donna W. Hyland

/s/ R. Dary Stone	Director	February 12, 2015
R. Dary Stone

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Cousins Properties Incorporated:
Atlanta, Georgia

We have audited the accompanying consolidated balance sheets of Cousins Properties Incorporated and subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cousins Properties Incorporated and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
As discussed in Note 1 to the consolidated financial statements, during the second quarter of 2014, the Company changed its method of accounting for and disclosure of discontinued operations and disposals of components of an entity due to the adoption of Accounting Standards Update 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 12, 2015 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Atlanta, Georgia
February 12, 2015

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except share and per share amounts)

	December 31,
	2014	2013
Assets:
Real estate assets:
Operating properties, net of accumulated depreciation of $324,543 and $235,707 in 2014 and 2013, respectively	$2,181,684	$1,828,437
Projects under development	91,615	21,681
Land	21,646	35,053
	2,294,945	1,885,171
Operating properties and related assets held for sale, net of accumulated depreciation and amortization of $21,444 in 2013	—	24,554
Cash and cash equivalents	—	975
Restricted cash	5,042	2,810
Notes and accounts receivable, net of allowance for doubtful accounts of $1,643 and $1,827 in 2014 and 2013, respectively	10,732	11,778
Deferred rents receivable	57,939	39,969
Investment in unconsolidated joint ventures	100,498	107,082
Intangible assets, net of accumulated amortization of $76,050 and $37,544 in 2014 and 2013, respectively	163,244	170,973
Other assets	34,930	29,894
Total assets	$2,667,330	$2,273,206
Liabilities:
Notes payable	$792,344	$630,094
Accounts payable and accrued expenses	86,668	76,668
Deferred income	23,277	25,754
Intangible liabilities, net of accumulated amortization of $16,897 and $6,323 in 2014 and 2013, respectively	70,020	66,476
Other liabilities	21,563	15,242
Total liabilities	993,872	814,234
Commitments and contingencies	—	—
Equity:
Stockholders' investment:
Preferred stock, 20,000,000 shares authorized, $1 par value:
Preferred stock, 7.50% Series B cumulative redeemable preferred stock, $1 par value, $25 liquidation preference, 20,000,000 shares authorized, -0- and 3,791,000 shares issued and outstanding in 2014 and 2013, respectively	—	94,775
Common stock, $1 par value, 350,000,000 and 250,000,000 shares authorized, 220,082,610 and 193,236,454 shares issued in 2014 and 2013, respectively	220,083	193,236
Additional paid-in capital	1,720,972	1,420,951
Treasury stock at cost, 3,570,082 shares in 2014 and 2013	(86,840)	(86,840)
Distributions in excess of cumulative net income	(180,757)	(164,721)
Total stockholders' investment	1,673,458	1,457,401
Nonredeemable noncontrolling interests	—	1,571
Total equity	1,673,458	1,458,972
Total liabilities and equity	$2,667,330	$2,273,206
See notes to consolidated financial statements.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share amounts)

	Year Ended December 31,
	2014	2013	2012
Revenues:
Rental property revenues	$343,910	$194,420	$114,208
Fee income	12,519	10,891	17,797
Other	4,954	5,430	4,841
	361,383	210,741	136,846
Costs and expenses:
Rental property operating expenses	155,934	90,498	50,329
Reimbursed expenses	3,652	5,215	7,063
General and administrative expenses	19,784	21,940	23,208
Interest expense	29,110	21,709	23,933
Depreciation and amortization	140,018	76,277	39,424
Separation expenses	185	520	1,985
Acquisition and related costs	1,130	7,484	793
Other	3,544	3,693	5,632
	353,357	227,336	152,367
Loss on extinguishment of debt	—	—	(94)
Income (loss) from continuing operations before taxes, unconsolidated joint ventures, and sale of investment properties	8,026	(16,595)	(15,615)
Benefit (provision) for income taxes from operations	20	23	(91)
Income from unconsolidated joint ventures	11,268	67,325	39,258
Income from continuing operations before gain on sale of investment properties	19,314	50,753	23,552
Gain on sale of investment properties	12,536	61,288	4,053
Income from continuing operations	31,850	112,041	27,605
Income from discontinued operations:
Income from discontinued operations	1,800	3,299	1,907
Gain on sale from discontinued operations	19,358	11,489	18,407
	21,158	14,788	20,314
Net income	53,008	126,829	47,919
Net income attributable to noncontrolling interests	(1,004)	(5,068)	(2,191)
Net income attributable to controlling interests	52,004	121,761	45,728
Preferred share original issuance costs	(3,530)	(2,656)	—
Dividends to preferred stockholders	(2,955)	(10,008)	(12,907)
Net income available to common stockholders	$45,519	$109,097	$32,821
Per common share information — basic and diluted:
Income from continuing operations attributable to controlling interest	$0.12	$0.66	$0.12
Income from discontinued operations	0.10	0.10	0.20
Net income available to common stockholders	$0.22	$0.76	$0.32
Weighted average shares — basic	204,216	144,255	104,117
Weighted average shares — diluted	204,460	144,420	104,125
See notes to consolidated financial statements.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
Years Ended December 31, 2014, 2013 and 2012
(In thousands)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Treasury Stock	Distributions in Excess of Cumulative Net Income	Stockholders’ Investment	Nonredeemable Noncontrolling Interests	Total Equity
Balance December 31, 2011	$169,602	$107,272	$687,835	$(86,840)	$(274,177)	$603,692	$33,703	$637,395
Net income (loss)	—	—	—	—	45,728	45,728	4,194	49,922
Common stock issued pursuant to:
Director stock grants	—	72	468	—	—	540	—	540
Stock option exercises	—	—	—	—	—	—	—	—
Restricted stock grants, net of amounts withheld for income taxes	—	452	(659)	—	—	(207)	—	(207)
Amortization of stock options and restricted stock, net of forfeitures	—	(136)	2,380	—	—	2,244	—	2,244
Distribution to nonredeemable noncontrolling interests	—	—	—	—	—	—	(15,286)	(15,286)
Contributions from nonredeemable noncontrolling interests	—	—	—	—	—	—	1,300	1,300
Change in fair value of redeemable noncontrolling interests	—	—	—	—	—	—	—	—
Preferred dividends	—	—	—	—	(12,907)	(12,907)	—	(12,907)
Common dividends	—	—	—	—	(18,748)	(18,748)	—	(18,748)
Balance December 31, 2012	$169,602	$107,660	$690,024	$(86,840)	$(260,104)	$620,342	$22,611	$642,953
Net income	—	—	—	—	121,761	121,761	5,000	126,761
Common stock issued pursuant to:
Director stock grants	—	50	494	—	—	544	—	544
Restricted stock grants, net of amounts withheld for income taxes	—	30	(1,209)	—	—	(1,179)	—	(1,179)
Amortization of stock options and restricted stock, net of forfeitures	—	(42)	1,940	—	—	1,898	—	1,898
Distributions to nonredeemable noncontrolling interests	—	—	—	—	—	—	(26,040)	(26,040)
Preferred dividends	—	—	—	—	(10,008)	(10,008)	—	(10,008)
Common dividends	—	—	—	—	(27,192)	(27,192)	—	(27,192)
Balance Balance December 31, 2013	$94,775	$193,236	$1,420,951	$(86,840)	$(164,721)	$1,457,401	$1,571	$1,458,972
Net income	—	—	—	—	52,004	52,004	1,004	53,008
Common stock issued pursuant to:
Director stock grants	—	55	598	—	—	653	—	653
Stock option exercises	—	48	(326)	—	—	(278)	—	(278)
Common stock offering, net of issuance costs	—	26,700	295,196	—	—	321,896	—	321,896
Restricted stock grants, net of amounts withheld for income taxes	—	53	(978)	—	—	(925)	—	(925)
Amortization of stock options and restricted stock, net of forfeitures	—	(9)	2,001	—	—	1,992	—	1,992
Distributions to noncontrolling interests	—	—	—	—	—	—	(2,575)	(2,575)
Redemption of preferred shares	(94,775)	—	3,530	—	(3,530)	(94,775)	—	(94,775)
Preferred dividends	—	—	—	—	(2,955)	(2,955)	—	(2,955)
Common dividends	—	—	—	—	(61,555)	(61,555)	—	(61,555)
Balance Balance December 31, 2014	$—	$220,083	$1,720,972	$(86,840)	$(180,757)	$1,673,458	$—	$1,673,458

See notes to consolidated financial statements.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)

	Year Ended December 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$53,008	$126,829	$47,919
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Impairment losses, including discontinued operations	—	—	14,278
Gain on sale of investment properties, including discontinued operations	(31,894)	(68,200)	(15,001)
Gain on sale of third party management and leasing business	—	(4,577)	(7,459)
Loss on extinguishment of debt, including discontinued operations	—	—	94
Depreciation and amortization, including discontinued operations	141,022	76,478	52,439
Amortization of deferred financing costs	604	615	1,056
Amortization of stock options and restricted stock, net of forfeitures	1,992	1,898	2,244
Effect of certain non-cash adjustments to rental revenues	(30,039)	(11,660)	(3,938)
Income from unconsolidated joint ventures	(11,268)	(67,325)	(39,258)
Operating distributions from unconsolidated joint ventures	10,296	67,101	37,379
Land and multi-family cost of sales, net of closing costs paid	302	967	1,659
Changes in other operating assets and liabilities:
Change in other receivables and other assets, net	(644)	(9,619)	(851)
Change in operating liabilities	9,021	24,833	4,761
Net cash provided by operating activities	142,400	137,340	95,322
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from investment property sales	244,471	178,966	273,386
Proceeds from sale of third party management and leasing business	—	4,577	8,247
Property acquisition, development and tenant asset expenditures	(710,743)	(1,526,263)	(105,069)
Investment in unconsolidated joint ventures	(18,342)	(11,922)	(6,619)
Distributions from unconsolidated joint ventures	26,179	88,635	67,435
Collection of notes receivable	1,020	1,580	—
Change in notes receivable and other assets	(2,839)	(1,655)	2,504
Change in restricted cash	(1,361)	(111)	2,077
Net cash provided by (used in) investing activities	(461,615)	(1,266,193)	241,961
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facility	764,575	365,075	417,900
Repayment of credit facility	(664,450)	(325,000)	(616,150)
Proceeds from other notes payable	85,068	304,275	113,026
Repayment of notes payable	(22,943)	(77,887)	(28,808)
Payment of loan issuance costs	(3,995)	(1,693)	(3,419)
Common stock issued, net of expenses	321,845	826,233	—
Common dividends paid	(61,555)	(27,192)	(18,748)
Preferred dividends paid	(2,955)	(10,008)	(12,907)
Redemption of preferred shares	(94,775)	(74,827)	—
Distributions to noncontrolling interests	(2,575)	(26,040)	(16,143)
Net cash provided by (used in) financing activities	318,240	952,936	(165,249)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(975)	(175,917)	172,034
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	975	176,892	7,599
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$975	$176,892
See notes to consolidated financial statements.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of Business: Cousins Properties Incorporated (“Cousins”), a Georgia corporation, is a self-administered and self-managed real estate investment trust (“REIT”). Through December 31, 2014, Cousins Real Estate Corporation (“CREC”) was a taxable entity wholly-owned by and consolidated within Cousins. CREC owned, developed, and managed its own real estate portfolio and performed certain real estate related services for other parties. On December 31, 2014, CREC merged into Cousins and coincident with this merger, Cousins formed Cousins TRS Services LLC ("CTRS"), a new taxable entity wholly-owned by Cousins. Upon formation, CTRS received a capital contribution of some of the real estate assets and contracts that were previously owned by CREC. CTRS will own and manage its own real estate portfolio and perform certain real estate related services for other parties beginning in 2015.
Cousins, CREC, CTRS and their subsidiaries (collectively, the “Company”) develop, acquire, lease, manage, and own primarily Class A office properties and opportunistic mixed-use developments in Sunbelt markets with a focus on Georgia, Texas, and North Carolina. As of December 31, 2014, the Company’s portfolio of real estate assets consisted of interests in 15.7 million square feet of office space, 80,000 square feet of retail space, and 404,000 square feet (443 units) of apartments.
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
For the three years ended December 31, 2014, there were no items of other comprehensive income. Therefore, no presentation of comprehensive income is required.
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
The Company has a joint venture with Callaway Gardens Resort, Inc. (“Callaway”) for the development of residential lots, which is anticipated to be funded fully through Company contributions. Callaway has the right to receive returns, but no obligation to fund any costs or absorb any losses. The Company is the sole decision maker for the venture and the development manager. The Company has determined that Callaway is a VIE, and the Company is the primary beneficiary. Therefore, the Company consolidates this joint venture. As of December 31, 2014 and 2013, Callaway had total assets of $2.1 million and $4.6 million, respectively, and no significant liabilities.

In 2014, the Company acquired a building and transferred it to a special purpose entity to facilitate a potential Section 1031 exchange under the Internal Revenue Code. To realize the tax deferral available under the Section 1031 exchange, the Company must complete the Section 1031 exchange, and take title to the to-be-exchanged building within 180 days of the acquisition date. The Company has determined that this entity is a VIE, and the Company is the primary beneficiary. Therefore, the Company consolidates this entity. As of December 31, 2014, this VIE had total assets of $353.2 million, no significant liabilities, and no significant cash flows.

Recently Issued Accounting Standards: In 2014, The Financial Accounting Standards Board ("FASB") issued new guidance related to the presentation of discontinued operations. Prior to this new guidance, the Company generally included activity for all assets held for sale and disposals in discontinued operations on the statements of operations. Under the new guidance, only assets held for sale and disposals representing a major strategic shift in operations, such as the disposal of a line of business, a significant geographical area, or a major equity investment, will be presented as discontinued operations. Additionally, the new guidance requires expanded disclosures about discontinued operations that will provide more information about their assets, liabilities, income, and expenses. The guidance is effective for periods beginning after December 15, 2014. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued. The Company adopted this guidance in the second quarter of 2014.

In 2014, the FASB issued new guidance related to the accounting for revenue from contracts with customers which requires a new five-step model to recognize revenue. Under the new guidance, companies will recognize revenue when the seller satisfies a performance obligation, which would be when the buyer takes control of the good or service. This new guidance could result in different amounts of revenue being recognized and could result in revenue being recognized in different reporting periods than it is under the current guidance. The new guidance specifically excludes revenue associated with lease contracts. The guidance is effective for periods beginning after December 15, 2016 and early adoption is prohibited. Retrospective application will be required either to all periods presented or with the cumulative effect of initial adoption recognized in the period of adoption. The Company does not expect the adoption of this new guidance to have a material impact on its financial position or results of operations.

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
Depreciation and Amortization: Real estate assets are stated at depreciated cost less impairment losses, if any. Buildings are depreciated over their estimated useful lives, which range generally from 24 to 42 years. The life of a particular building depends upon a number of factors including whether the building was developed or acquired and the condition of the building upon acquisition. Furniture, fixtures and equipment are depreciated over their estimated useful lives of three to five years. Tenant improvements, leasing costs and leasehold improvements are amortized over the term of the applicable leases or the estimated useful life of the assets, whichever is shorter. The Company accelerates the depreciation of tenant assets if it estimates that the lease term will end prior to the termination date. This acceleration may occur if a tenant files for bankruptcy, vacates its premises or defaults in another manner on its lease. Deferred expenses are amortized over the period of estimated benefit. The Company uses the straight-line method for all depreciation and amortization.
Discontinued Operations: Effective in 2014, only assets held for sale and disposals representing strategic shifts in operations will be reflected in discontinued operations. For previous periods, the Company classified the results of operations of all properties that have been sold or otherwise qualify as held for sale as discontinued operations if the property's operations are expected to be eliminated from ongoing operations and the Company will not have any significant continuing involvement in the operations of the property after the sale. The Company also classified any gains or losses on the sale of such properties as discontinued operations as well as any related impairment losses associated with such properties. The Company ceases depreciation of a property when it is categorized as held for sale. See note 3 for a detail of properties that meet these requirements.
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
Revenue Recognition
Rental Property Revenues: The Company recognizes contractual revenues from leases on a straight-line basis over the term of the respective lease. Certain of these leases also provide for percentage rents based upon the level of sales achieved by the lessee. Percentage rents are recognized once the specified sales target is achieved. In addition, leases typically provide for reimbursement of the tenants' share of real estate taxes, insurance, and other operating expenses to the Company. Operating expense reimbursements are recognized as the related expenses are incurred. During 2014, 2013, and 2012, the Company recognized $86.0 million, $43.9 million, and $26.2 million, respectively, in revenues, including discontinued operations, from tenants related to operating expenses.

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
Through December 31, 2014, CREC was a C-Corporation for federal income tax purposes and used the liability method of accounting for income taxes. CTRS is also a C-Corporation for federal income tax purposes and uses the liability method for for accounting for income taxes. Tax return positions are recognized in the financial statements when they are “more-likely-than-not” to be sustained upon examination by the taxing authority. Deferred income tax assets and liabilities result from temporary differences. Temporary differences are differences between the tax bases of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future periods. A valuation allowance may be placed on deferred income tax assets, if it is determined that it is more likely than not that a deferred tax asset may not be realized.
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

3.    PROPERTY TRANSACTIONS
Dispositions
In 2014, the FASB issued new guidance related to the presentation of discounted operations. See note 2 for further information. The new guidance applies to assets that are sold or meet the criteria for held for sale after the date of adoption. The Company adopted the new standard in 2014; and as a result, two of the Company's properties that were sold subsequent to the adoption that under the previous guidance would have been considered discontinued operations are not considered discontinued operations under the new guidance.
The Company sold the following properties in 2014, 2013, and 2012. The results of operations of the properties noted as discontinued operations are included in a separate section discontinued operations, in the statements of operations for all periods presented ($ in thousands):

Property	Property Type	Location	Square Feet	Sales Price	Discontinued Operations
2014
777 Main	Office	Ft. Worth, TX	980,000	$167,000	No
Lakeshore Park Plaza	Office	Birmingham, AL	197,000	$25,000	Yes
Mahan Village	Retail	Tallahassee, FL	147,000	$29,500	No
600 University Park Place	Office	Birmingham, AL	123,000	$19,700	Yes
2013
Tiffany Springs MarketCenter	Retail	Kansas City, MO	238,000	$53,500	Yes
Inhibitex	Office	Atlanta, GA	51,000	$8,300	Yes
2012
The Avenue Forsyth	Retail	Atlanta, GA	524,000	$119,000	Yes
The Avenue Collierville	Retail	Memphis, TN	511,000	$55,000	Yes
The Avenue Webb Gin	Retail	Atlanta, GA	322,000	$59,600	Yes
Galleria 75	Office	Atlanta, GA	111,000	$9,200	Yes
Cosmopolitan Center	Office	Atlanta, GA	51,000	$7,000	Yes
In addition, the Company sold its third party management and leasing business in 2012. The operations of this business are presented as discontinued operations in the accompanying statements of operations. The Company recognized a gain on the sale of its third party management and leasing business of $7.5 million in 2012 and an additional gain of $4.6 million in 2013. The additional gain was based on the performance of the business for the year subsequent to the sale.

The following table details the components of income from discontinued operations for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	2014	2013	2012
Rental property revenues	$2,927	$10,552	$33,918
Other revenues	29	40	3,557
Third party management and leasing revenues	—	76	16,364
Third party management and leasing expenses	—	(99)	(13,678)
Impairment losses	—	—	(13,791)
Depreciation and amortization	—	(3,083)	(13,479)
Other expenses	(28)	(25)	(49)
Rental property operating expenses	(1,128)	(4,162)	(10,935)
Income from discontinued operations	$1,800	$3,299	$1,907
Gains (losses) related on sales of discontinued operations are as follows for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	2014	2013	2012
Lakeshore Park Plaza	$13,025	$—	$—
600 University Park Place	6,334	—	—
The Avenue Forsyth	1	(77)	4,508
Inhibitex	2	2,989	—
Tiffany Springs MarketCenter	(1)	3,697	—
Third party management and leasing business	(3)	4,577	7,459
Cosmopolitan Center	—	—	2,064
The Avenue Webb Gin	—	(2)	3,590
Other	—	305	786
Gain on sale of discontinued operations, net	$19,358	$11,489	$18,407
Acquisitions
In 2014, the Company acquired Northpark Town Center, a 1.5 million square foot office asset located in Atlanta, Georgia. The gross purchase price for this property was $348.0 million, before adjustments for customary closing costs and other closing credits. The Company incurred $643,000 in acquisition and related costs associated with this acquisition.
In 2014, the Company acquired Fifth Third Center, a 698,000 square foot Class A office tower located in the Charlotte, North Carolina central business district. The gross purchase price for this property was $215.0 million, before adjustments for customary closing costs and other closing credits. The Company incurred $328,000 in acquisition and related costs associated with this acquisition.
In 2013, the Company acquired Greenway Plaza, a 10-building, 4.3 million square foot office complex in Houston, Texas, and 777 Main, a 980,000 square foot Class A office building in the central business district of Fort Worth, Texas (collectively the “Texas Acquisition”). The aggregate purchase price for the Texas Acquisition was $1.1 billion, before adjustment for brokers fees, transfer taxes and other customary closing costs.
In conjunction with the Texas Acquisition, the Company entered into a $950 million Loan Agreement with JPMorgan Chase Bank, N.A. and Bank of America, N.A. (the "Term Loan") to assist, if necessary, in the funding of the Texas Acquisition. The Term Loan was not used to finance the Texas Acquisition and, pursuant to the agreement, terminated on the acquisition date. The Company incurred fees and other costs associated with the Term Loan of $2.6 million. In addition, the Company incurred $4.2 million in other acquisition costs related to the Texas Acquisition. The term loan costs and other acquisition costs are included in acquisition and related costs on the statement of operations.
In 2013, the Company acquired 816 Congress Avenue, a 435,000 square foot Class-A office property located in the central business district of Austin, Texas. The purchase price for this property, net of rent credits, was $102.4 million. The Company incurred $342,000 in acquisition and related costs associated with this acquisition.

In 2013, the Company purchased the remaining 80% interest in MSREF/ Cousins Terminus 200 LLC for $53.8 million and simultaneously repaid the mortgage loan secured by the Terminus 200 property in the amount of $74.6 million. The Company recognized a gain of $19.7 million on this acquisition achieved in stages. Immediately thereafter, the Company contributed its interest in the Terminus 200 property and its interest in the Terminus 100 property, together with the existing mortgage loan secured by the Terminus 100 property, to a newly-formed entity, Terminus Office Holdings LLC (“TOH”), and sold 50% of TOH to institutional investors advised by J.P. Morgan Asset Management for $112.2 million. The Company recognized a gain of $37.1 million on this transaction. The Company incurred $122,000 in acquisition and related costs associated with these transactions. TOH closed a new mortgage loan on the Terminus 200 property in the amount of $82.0 million, and the Company received a distribution of $39.2 million from TOH as a result. TOH is an unconsolidated joint venture of the Company (see note 5).
Concurrent with the Terminus 100 and 200 transactions, the Company purchased Post Oak Central, a 1.3 million square foot, Class-A office complex in the Galleria district of Houston, Texas for $230.9 million, net of rent credits, from an affiliate of J.P. Morgan Asset Management. The Company incurred $231,000 in acquisition and related costs associated with this acquisition.
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
The following tables summarize allocations of the estimated fair values of the assets and liabilities of the acquisitions discussed above (in thousands):

	Northpark Town Center	Fifth Third Center	Post Oak Central	Terminus 200	816 Congress Avenue	Texas Acquisition	2100 Ross Avenue
Tangible assets:
Land and improvements	$24,577	$22,863	$88,406	$25,040	$6,817	$306,563	$5,987
Building	274,151	163,649	118,470	101,472	86,391	586,150	36,705
Tenant improvements	21,674	16,781	10,877	17,600	3,500	114,220	9,034
Other assets	—	1,014	—	101	—	—	—
Deferred rents receivable	—	—	—	44	—	—	—
Tangible assets	320,402	204,307	217,753	144,257	96,708	1,006,933	51,726
Intangible assets:
Above-market leases	2,846	632	995	1,512	89	4,959	3,267
In-place leases	30,159	17,096	26,968	14,355	8,222	117,630	8,888
Below-market ground leases	—	338	—	—	—	2,958	—
Ground lease purchase option	—	—	—	—	2,403	—	—
Total intangible assets	33,005	18,066	27,963	15,867	10,714	125,547	12,155
Tangible liabilities:
Accounts payable and accrued expenses	—	(1,026)	—	—	—	—	—
Total tangible liabilities	—	(1,026)	—	—	—	—	—
Intangible liabilities:
Below-market leases	(8,018)	(9,374)	(14,792)	(9,273)	(2,820)	(47,170)	(436)
Above-market ground lease	—	—	—	—	(1,981)	(2,508)	—
Total intangible liabilities	(8,018)	(9,374)	(14,792)	(9,273)	(4,801)	(49,678)	(436)

Total net assets acquired	$345,389	$211,973	$230,924	$150,851	$102,621	$1,082,802	$63,445
See note 6 for a schedule of the timing of amortization of the intangible assets and liabilities and the weighted average amortization periods.
The following unaudited supplemental pro forma information is presented for the years ended December 31, 2014 and 2013, respectively. The pro forma information is based upon the Company's historical consolidated statements of operations, adjusted as if the Northpark Town Center, Post Oak Central, Terminus, 816 Congress Avenue and the Texas Acquisition transactions discussed above had occurred at the beginning of each of the periods presented. The supplemental pro forma information is not necessarily indicative of future results or of actual results that would have been achieved had the transactions been consummated at the beginning of each period.

	2014	2013
	(unaudited, in thousands, except per share amounts)
Revenues	$388,791	$354,047
Income from continuing operations	31,695	119,825
Net income	52,853	134,613
Net income available to common stockholders	45,364	116,881
Per share information:
Basic	$0.22	$0.62
Diluted	$0.22	$0.62
4.    NOTES AND ACCOUNTS RECEIVABLE
At December 31, 2014 and 2013, notes and accounts receivables included the following (in thousands):

	2014	2013
Notes receivable	$414	$1,445
Allowance for doubtful accounts related to notes receivable	(414)	(995)
Tenant and other receivables	11,961	12,160
Allowance for doubtful accounts related to tenant and other receivables	(1,229)	(832)
	$10,732	$11,778
At December 31, 2014 and 2013, the fair value of the Company’s notes receivable approximated the cost basis. Fair value was calculated by discounting future cash flows from the notes receivable at estimated rates in which similar loans would have been made at December 31, 2014 and 2013. The estimate of the rate, which is the most significant input in the discounted cash flow calculation, is intended to replicate notes of similar type and maturity. This fair value calculation is considered to be a Level 3 calculation under the accounting guidelines, as the Company utilizes internally generated assumptions regarding current interest rates at which similar instruments would be executed.
5.INVESTMENT IN UNCONSOLIDATED JOINT VENTURES
The following information summarizes financial data and principal activities of the Company’s unconsolidated joint ventures. The information included in the following table entitled summary of financial position is as of December 31, 2014 and 2013. The information included in the summary of operations table is for the years ended December 31, 2014, 2013 and 2012 (in thousands).

	Total Assets		Total Debt		Total Equity		Company's Investment
SUMMARY OF FINANCIAL POSITION:	2014	2013	2014	2013	2014	2013	2014		2013
Terminus Office Holdings	$288,415	$297,815	$213,640	$215,942	$62,830	$69,867	$32,323		$35,885
EP I LLC	85,228	88,130	58,029	57,092	26,671	29,229	22,905		25,319
EP II LLC	42,772	12,644	12,735	1	24,969	11,695	19,905		9,566
Charlotte Gateway Village, LLC	130,272	135,966	35,530	52,408	92,808	82,373	11,218		11,252
HICO Victory Center LP	9,962	—	—	—	9,962	—	7,572		—
CL Realty, L.L.C.	7,264	7,602	—	—	7,042	7,374	3,546		3,704
Temco Associates, LLC	6,910	8,474	—	—	6,709	8,315	3,027		4,083
Cousins Watkins LLC	—	51,653	—	27,710	—	23,081	—		17,213
Wildwood Associates	16,400	21,127	—	—	16,389	21,121	(1,106)	(1)	(1,689)	(1)
Crawford Long - CPI, LLC	29,946	32,042	75,000	75,000	(45,762)	(44,295)	(21,931)	(1)	(21,071)	(1)
Other	1,411	1,931	—	—	979	1,700	2		60
	$618,580	$657,384	$394,934	$428,153	$202,597	$210,460	$77,461		$84,322

	Total Revenues			Net Income (Loss)			Company's Share of Net Income (Loss)
SUMMARY OF OPERATIONS:	2014	2013	2012	2014	2013	2012	2014	2013	2012
Terminus Office Holdings	$39,531	$33,109	$—	$663	$(408)	$—	$308	$(182)	$—
EP I LLC	12,049	8,261	796	2,583	100	(441)	1,937	75	(330)
EP II LLC	—	—	—	—	—	—	—	—	—
Charlotte Gateway Village, LLC	33,903	33,281	32,901	11,645	10,693	9,704	1,176	1,176	1,176
HICO Victory Center LP	—	—	—	—	—	—	—	—	—
CL Realty, L.L.C.	1,573	1,603	2,667	1,069	1,027	1,068	542	524	221
Temco Associates, LLC	2,155	630	702	495	96	(65)	(6)	(12)	(236)
Cousins Watkins LLC	4,415	5,483	5,575	8,286	55	(24)	4,168	2,306	2,397
Wildwood Associates	3,329	—	1	(1,704)	(151)	(139)	2,097	(75)	(70)
Crawford Long - CPI, LLC	11,945	11,829	11,579	2,775	2,827	2,508	1,407	1,372	1,248
MSREF/ Cousins Terminus 200 LLC	(19)	1,197	12,265	14	(235)	(1,069)	3	(69)	(215)
Palisades West LLC	—	—	15,401	—	(27)	5,330	—	—	25,547
Ten Peachtree Place Associates	—	—	2,488	—	—	20,895	—	—	7,843
CP Venture Five LLC	—	20,192	30,007	—	3,075	3,943	(17)	17,070	1,059
CP Venture Two LLC	—	12,965	19,533	—	7,033	10,473	—	21,590	1,208
CF Murfreesboro Associates	4	8,067	13,152	4	48,953	602	(390)	23,553	16
Other	441	490	1,271	(473)	(144)	(147)	43	(3)	(606)
	$109,326	$137,107	$148,338	$25,357	$72,894	$52,638	$11,268	$67,325	$39,258
(1) Negative balances are included in deferred income on the balance sheets.
Terminus Office Holdings LLC ("TOH") – In 2013, TOH, a 50-50 joint venture between the Company and institutional investors advised by J.P. Morgan Asset Management ("JPM"), was formed for the purpose of owning and operating two office buildings in Atlanta, Georgia. See note 3 for further details. TOH has two non-recourse mortgage loans totaling $213.6 million that mature on January 1, 2023. The weighted average interest rate on these fixed rate loans is 4.69%. The Company does not consolidate TOH because the Company and its partner share decision making abilities and have joint control over the venture. Operating cash flows and proceeds from capital transactions of TOH are allocated to the partners equally until JPM receives an agreed upon return, after which the Company may receive an additional promoted interest. The assets of the venture in the above table include a cash balance of $7.9 million at December 31, 2014.
EP I LLC (“EP I”) – EP I is a joint venture between the Company, with a 75% ownership interest, and Lion Gables Realty Limited Partnership (“Gables”), with a 25% ownership interest, for the purpose of developing and operating Emory Point, the first phase of a mixed-use property in Atlanta, Georgia. The Company does not consolidate EP I because the Company and Gables share decision making abilities and have joint control over the venture. Operating cash flows and proceeds from capital transactions of EP I are allocated to the partners pro rata based on their percentage ownership interests. EP I has a non-recourse construction loan with and outstanding balance $58.0 million at December 31, 2014, and the loan bears interest at LIBOR plus 1.75%. The assets of the venture in the above table include a cash balance of $917,000 at December 31, 2014.
EP II LLC (“EP II”) – In 2013, EP II was formed between the Company, with a 75% ownership interest, and Lion Gables Realty Limited Partnership (“Gables”), with a 25% ownership interest, for the purpose of developing and operating Emory Point II, the second phase of a mixed-use property in Atlanta, Georgia. The Company does not consolidate EP II because the Company and Gables share decision making abilities and have joint control over the venture. Operating cash flows and proceeds from capital transactions of EP II are allocated to the partners pro rata based on their percentage ownership interests. EP II has a construction loan to provide for up to$46.0 million to fund construction, $12.7 million of which was outstanding at December 31, 2014, and the loan bears interest at LIBOR plus 1.85%. The loan matures October 9, 2016 and may be extended for two, one-year periods if certain conditions are met. The Company and Gables guarantee up to $8.6 million and $2.9 million of the construction loan, respectively. These guarantees may be eliminated after project completion, based on certain conditions. The assets of the venture in the above table include a cash balance of $175,000 at December 31, 2014.
Charlotte Gateway Village, LLC (“Gateway”) – Gateway is a 50-50 joint venture between the Company and Bank of America Corporation (“BOA”), which owns and operates Gateway Village, a 1.1 million square foot office building in Charlotte, North Carolina. The project is 100% leased to BOA through December 1, 2016. Gateway’s net income or loss and cash distributions are allocated to the members as follows: first to the Company so that it receives a cumulative compounded return equal to 11.46% on its capital contributions, second to BOA until it receives an amount equal to the aggregate amount distributed to the Company, and then 50% to each member. The Company’s total project return on Gateway is ultimately limited to an internal rate of return of 17% on its invested capital. Gateway has a non-recourse mortgage loan with an outstanding balance at December 31, 2014 of $35.5 million, a maturity of December 1, 2016 and an interest rate of 6.41%. The assets of the venture in the above table include a cash balance of $3.2 million at December 31, 2014.
HICO Victory Center LP ("HICO") – In 2014, HICO, a joint venture between the Company and Hines Victory Center Associates Limited Partnership ("Hines"), was formed for the purpose of acquiring and subsequently developing an office parcel in Dallas, Texas. Pursuant to the joint venture agreement, all pre-development expenditures, other than land, are funded equally by the partners. The Company is required to fund 75% of the cost of land while Hines is required to fund 25%. If the partners decide to commence construction of an office building, the capital accounts and economics of the venture will be adjusted such that the Company will effectively own at least 90% of the venture and Hines will own up to 10%. As of December 31, 2014 the Company accounts for its investment in HICO under the equity method because it does not control the activities of the venture. If the partners decide to construct an office building within the venture, the Company expects to consolidate the venture. The Company's investment in HICO at December 31, 2014 includes its share of pre-development expenditures and its share of land purchased by the venture.
CL Realty, L.L.C. (“CL Realty”) – CL Realty, a 50-50 joint venture between the Company and Forestar Realty Inc. ("Forestar"), was one of two ventures through which the Company operated the majority of its residential land business. In the first quarter of 2012, CL Realty sold substantially all of its assets to Forestar. At December 31, 2014, CL Realty owned one parcel of land in Texas and mineral rights associated with one project in Texas. The assets of the venture in the above table include a cash balance of $413,000 at December 31, 2014.
Temco Associates, LLC (“Temco”) – Temco, a 50-50 joint venture between the Company and Forestar, was one of two ventures through which the Company operated the majority of its residential land business. In the first quarter of 2012, Temco sold substantially all of its assets to Forestar. At December 31, 2014, Temco owned various parcels of land and a golf course. The assets of the venture in the above table include a cash balance of $196,000 at December 31, 2014.
Cousins Watkins LLC ("CW") – CW was a joint venture between the Company and Watkins Retail Group (“Watkins”), for the purpose of owning and operating four retail centers in Tennessee and Florida. In 2014, CW sold substantially all of its assets and made a distribution of $19.8 million to the Company. Income from unconsolidated joint ventures includes the Company's share of the gain on the sale of these assets of $2.2 million.
Wildwood Associates (“Wildwood”) – Wildwood is a 50-50 joint venture between the Company and IBM which owns 27 acres of undeveloped land in the Wildwood Office Park in Atlanta, Georgia. In 2014, Wildwood sold a tract of land resulting in the Company recognizing income from unconsolidated joint ventures of $2.1 million. Of this income, $582,000 represents recognition of deferred income associated with Wildwood's negative investment. At December 31, 2014, the Company’s investment in Wildwood was a credit balance of $1.1 million. This credit balance resulted from cumulative distributions from Wildwood over time that exceeded the Company’s basis in its contributions, and essentially represents deferred gain not recognized at venture formation. This credit balance will decline as the venture’s remaining land is sold. The Company does not have any obligation to fund Wildwood’s working capital needs.
Crawford Long—CPI, LLC (“Crawford Long”) – Crawford Long is a 50-50 joint venture between the Company and Emory University and owns the Emory University Hospital Midtown Medical Office Tower, a 358,000 square foot medical office building located in Atlanta, Georgia. Crawford Long has a $75.0 million 3.5% fixed rate mortgage note, which matures on June 1, 2023. Upon closing of the new mortgage note in 2013, the Company received a distribution of $14.3 million from the joint venture. The assets of the venture in the above table include a cash balance of $812,000 at December 31, 2014.
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
CP Venture Five LLC (“CPV Five”) – The Company held a 11.5% effective ownership interest in CPV Five, which owned five retail properties totaling 1.2 million rentable square feet; three in Atlanta, Georgia and two in Viera, Florida. In 2013, the Company sold its interest in CP Venture Two LLC and CPV Five to its partner and recognized a gain totaling $37.0 million.
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

CF Murfreesboro Associates (“CF Murfreesboro”) – CF Murfreesboro was a 50-50 joint venture between the Company and an affiliate of Faison Associates. CF Murfreesboro owned and operated The Avenue Murfreesboro, a 751,000 square foot retail center located in Nashville, Tennessee. In 2013, CF Murfreesboro sold The Avenue Murfreesboro, the venture's only asset. The Company recognized a gain on this transaction through income from unconsolidated joint ventures of $23.5 million.
Palisades West LLC (“Palisades”) – The Company held a 50% interest in Palisades, which owned and operated two office buildings totaling 373,000 square feet in Austin, Texas. In 2012, the Company sold its interest in Palisades to its 50% partner and recognized a $23.3 million gain on the sale.
Ten Peachtree Place Associates (“TPPA”) – TPPA was a 50-50 joint venture between the Company and a wholly-owned subsidiary of The Coca-Cola Company. TPPA owned Ten Peachtree Place, a 260,000 square foot office building located in Atlanta, Georgia. In 2012, Ten Peachtree Place was sold for $45.3 million to an unrelated third party. The Company recognized a gain on this transaction through income from unconsolidated entities of $7.3 million.
The Company recognized $5.2 million, $7.8 million, and $8.7 million of development, leasing, and management fees, including salary and expense reimbursements, from unconsolidated joint ventures in 2014, 2013 and 2012, respectively. See note 2, fee income, for a discussion of the accounting treatment for fees and reimbursements from unconsolidated joint ventures.

6.    INTANGIBLE ASSETS
At December 31, 2014 and 2013, intangible assets included the following (in thousands):

	2014	2013
In-place leases, net of accumulated amortization of $62,302 and $26,239 in 2014 and 2013, respectively	$147,360	$152,830
Above-market tenant leases, net of accumulated amortization of $13,748 and $11,284 in 2014 and 2013, respectively	12,017	12,332
Below-market ground lease, net of accumulated amortization of $21 in 2013	—	1,680
Goodwill	3,867	4,131
	$163,244	$170,973
Intangible assets, other than goodwill, mainly relate to the acquisitions in 2014, 2013, and 2012 (see note 3). Aggregate net amortization expense related to intangible assets and liabilities was $32.7 million, $16.9 million, and $3.3 million for the years ended December 31, 2014, 2013, and 2012, respectively. Over the next five years and thereafter, aggregate amortization of these intangible assets and liabilities is anticipated to be as follows (in thousands):

	Below Market Rents	Above Market Ground Lease	Above Market Rents	In Place Leases	Total
2015	$(10,477)	$(55)	$2,784	$32,993	$25,245
2016	(9,803)	(55)	2,397	27,305	19,844
2017	(8,884)	(55)	1,717	20,430	13,208
2018	(8,092)	(55)	1,489	16,882	10,224
2019	(6,050)	(55)	997	11,760	6,652
Thereafter	(24,160)	(2,279)	2,633	37,990	14,184
	$(67,466)	$(2,554)	$12,017	$147,360	$89,357
Weighted average remaining lease term	9 years	49 years	7 years	7 years
Goodwill relates entirely to the office reporting unit. As office assets are sold, either by the Company or by joint ventures in which the Company has an interest, goodwill is allocated to the cost of each sale. The following is a summary of goodwill activity for the years ended December 31, 2014 and 2013 (in thousands):

	2014	2013
Beginning Balance	$4,131	$4,751
Allocated to property sales	(264)	(620)
Ending Balance	$3,867	$4,131

7.    OTHER ASSETS
At December 31, 2014 and 2013, other assets included the following (in thousands):

	2014	2013
Lease inducements, net of accumulated amortization of $5,475 and $4,181 in 2014 and 2013, respectively	$12,245	$12,548
FF&E and leasehold improvements, net of accumulated depreciation of $19,137 and $17,684 in 2014 and 2013, respectively	10,590	8,743
Prepaid expenses and other assets	3,428	3,606
Predevelopment costs and earnest money	1,789	821
Loan closing costs, net of accumulated amortization of $2,286 and $2,621 in 2014 and 2013, respectively	6,878	4,176
	$34,930	$29,894
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

8.    NOTES PAYABLE
The following table summarizes the terms of notes payable outstanding at December 31, 2014 and 2013 ($ in thousands):

Description	Interest Rate	Maturity	2014	2013
Post Oak Central mortgage note	4.26%	2020	185,109	188,310
Credit Facility, unsecured	1.27%	2019	140,200	40,075
The American Cancer Society Center mortgage note	6.45%	2017	131,083	132,714
Promenade mortgage note	4.27%	2022	110,946	113,573
191 Peachtree Tower mortgage note	3.35%	2018	100,000	100,000
816 Congress mortgage note	3.75%	2024	85,000	—
Meridian Mark Plaza mortgage note	6.00%	2020	25,408	25,813
The Points at Waterview mortgage note	5.66%	2016	14,598	15,139
Mahan Village LLC construction facility	1.80%	—	—	14,470
			$792,344	$630,094
Credit Facility
In 2014, the Company modified its $350 million senior unsecured line of credit by entering into the Third Amended and Restated Credit Agreement (the “New Facility”), which replaced the Second Amended and Restated Credit Agreement dated February 28, 2012 (the “Existing Facility"). The New Facility amended the Existing Facility by:

•	Increasing the size by $150 million to $500 million;

•	Extending the maturity date from February 28, 2016 to May 28, 2019;

•	Reducing the per annum variable interest rate and other fees; and

•
Providing for the expansion of the New Facility by an additional $250 million for a total available of $750 million, subject to receipt of additional commitments from lenders and other customary conditions.

The New Facility contains financial covenants that require, among other things, the maintenance of an unencumbered interest coverage ratio of at least 2.00; a fixed charge coverage ratio of at least 1.50; an overall leverage ratio of no more than 60%; and a minimum shareholders' equity in an amount equal to $1.0 billion, plus a portion of the net cash proceeds from certain equity issuances. The New Facility also contains customary representations and warranties and affirmative and negative covenants, as well as customary events of default. The amounts outstanding under the New Facility may be accelerated upon the occurrence of any events of default.
The interest rate applicable to the New Facility varies according to the Company’s leverage ratio, and may, at the election of the Company, be determined based on either (1) the current London Interbank Offered Rate (LIBOR) plus the applicable spread as detailed below or (2) the greater of Bank of America's prime rate, the federal funds rate plus 0.50% or the one-month LIBOR plus 1.0% (the “Base Rate”), plus the applicable spread as detailed below. Fees on letters of credit issued under the New Facility are payable at an annual rate equal to the spread applicable to loans bearing interest based on LIBOR. The Company also pays an annual facility fee on the total commitments under the New Facility. The pricing spreads and the facility fee under the New Facility are as follows:

Leverage Ratio	Applicable % Spread for LIBOR	Applicable % Spread for Base Rate	Annual Facility Fee %

≤ 30%	1.10%	0.10%	0.15%
>30% but ≤ 35%	1.10%	0.10%	0.20%
>35% but ≤ 40%	1.15%	0.15%	0.20%
>40% but ≤ 45%	1.20%	0.20%	0.20%
>45% but ≤ 50%	1.20%	0.20%	0.25%
>50%	1.45%	0.45%	0.30%
At December 31, 2014, the Credit Facility's spread over LIBOR was 1.1%. The amount that the Company may draw under the Credit Facility is a defined calculation based on the Company's unencumbered assets and other factors. The total available borrowing capacity under the Credit Facility was $359.8 million at December 31, 2014, and the Credit Facility is recourse to the Company.
Other Debt Information
In 2014, the Company entered into a $85.0 million non-recourse mortgage note payable secured by 816 Congress. The mortgage note has a fixed rate of 3.75% and matures in November 2024. The Company also sold Mahan Village which was owned in a consolidated joint venture, and repaid the accompanying construction facility without penalty.
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
The majority of the Company’s consolidated debt is fixed-rate long-term non-recourse mortgage notes payable. Assets with depreciated carrying values of $680.9 million were pledged as security on the $652.1 million mortgage notes payable. As of December 31, 2014, the weighted average maturity of the Company’s consolidated debt was 5.4 years.
At December 31, 2014 and 2013, the estimated fair value of the Company’s notes payable was $835.4 million and $654.1 million, respectively, calculated by discounting the debt's remaining contractual cash flows at estimated rates at which similar loans could have been obtained at December 31, 2014 and 2013. The estimate of the current market rate, which is the most significant input in the discounted cash flow calculation, is intended to replicate debt of similar maturity and loan-to-value relationship. These fair value calculations are considered to be Level 2 under the guidelines as set forth in ASC 820 as the Company utilizes market rates for similar type loans from third party brokers.
For the years ended December 31, 2014, 2013, and 2012, interest was recorded as follows (in thousands):

	2014	2013	2012
Total interest incurred	$31,862	$22,227	$25,570
Interest capitalized	(2,752)	(518)	(1,637)
Total interest expense	$29,110	$21,709	$23,933

Debt Maturities
Future principal payments due on the Company's notes payable at December 31, 2014 are as follows (in thousands):

2015	$8,825
2016	24,095
2017	138,195
2018	105,734
2019	149,647
Thereafter	365,848
$792,344

9.    COMMITMENTS AND CONTINGENCIES
Commitments
The Company had a total of $102.5 million in future obligations under leases to fund tenant improvements and in other future construction obligations at December 31, 2014. The Company had outstanding letters of credit and performance bonds totaling $2.4 million at December 31, 2014. The Company recorded lease expense of $1.3 million, $1.1 million, and $963,000 in 2014, 2013, and 2012, respectively. The Company has future lease commitments under ground leases and operating leases totaling $146.7 million over weighted average remaining terms of 86.6 and 1.7 years, respectively. Amounts due under these lease commitments are as follows (in thousands):

2015	$1,780
2016	1,811
2017	1,737
2018	1,696
2019	1,657
Thereafter	138,063
$146,744

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
The following table details the components of redeemable noncontrolling interests in consolidated subsidiaries for the years ended December 31, 2014 and 2013 (in thousands):

	2014	2013
Beginning Balance	$—	$—
Net income attributable to redeemable noncontrolling interests	—	68
Distributions to redeemable noncontrolling interests	—	(68)
Ending Balance	$—	$—
The following reconciles the net income attributable to nonredeemable noncontrolling interests as recorded in the statements of equity and the net income (loss) attributable to redeemable noncontrolling interests as recorded outside of the equity section on the balance sheets to the net income attributable to noncontrolling interests on the statements of operations for the years ended December 31, 2014, 2013, and 2012 (in thousands):

	2014	2013	2012
Net income attributable to nonredeemable noncontrolling interests	$1,004	$5,000	$4,193
Net income attributable to redeemable noncontrolling interests	—	68	(2,002)
Net income attributable to noncontrolling interests	$1,004	$5,068	$2,191
11.    STOCKHOLDERS' EQUITY
In 2014, the Company issued 26.7 million shares of common stock, in two offerings, resulting in net proceeds to the Company of $321.9 million, which includes customary legal, accounting, and other expenses. In 2013, the Company issued 85.6 million shares of common stock, in two offerings, resulting in net proceeds to the Company of $826.2 million.
In 2014, the Company redeemed all outstanding shares of its 7.5% Series B Cumulative Redeemable Preferred Stock, par value $1 per share, for $25 per share or $94.8 million, excluding accrued dividends. In connection with this redemption, the Company decreased net income available for common shareholders by $3.5 million (non-cash), which represents the original issuance costs applicable to the shares redeemed.
In 2013, the Company redeemed all outstanding shares of its 7 3/4% Series A Cumulative Redeemable Preferred Stock, par value $1 per share, for $25 per share or $74.8 million. In connection with this redemption, the Company increased net loss available for common shareholders by $2.7 million (non-cash), which represents the original issuance costs applicable to the shares redeemed. In addition, the Company reclassified these costs as well as the basis difference in the preferred stock repurchased by the Company in 2008 from Additional Paid-In Capital to Distributions in Excess of Net Income within the Company's statements of equity.
Ownership Limitations — In order to minimize the risk that the Company will not meet one of the requirements for qualification as a REIT, Cousins’ Articles of Incorporation include certain restrictions on the ownership of more than 3.9% of the Company’s total common and preferred stock, subject to waiver by Board of Directors.
Distribution of REIT Taxable Income — The following reconciles dividends paid and dividends applied in 2014, 2013, and 2012 to meet REIT distribution requirements (in thousands):

	2014	2013	2012
Common and preferred dividends paid	$64,510	$37,200	$31,655
Dividends treated as taxable compensation	(110)	(98)	(147)
Portion of dividends declared in current year, and paid in current year, which was applied to the prior year distribution requirements	(2,182)	(470)	—
Portion of dividends declared in subsequent year, and paid in subsequent year, which apply to current year distribution requirements	—	2,182	470
Dividends applied to meet current year REIT distribution requirements	$62,218	$38,814	$31,978

Tax Status of Distributions — The following summarizes the components of the taxability of the Company’s distributions for the years ended December 31, 2014, 2013, and 2012:

	Total Distributions Per Share	Ordinary Dividends	Long-Term Capital Gain	Unrecaptured Section 1250 Gain (A)	Cash Liquidation Distributions
Common:
2014	$0.300000	$0.281564	$0.018436	$0.018436	$—
2013	$0.180000	$0.170355	$0.009645	$0.009457	$—
2012	$0.180000	$0.124724	$0.055276	$0.055276	$—
Series A Preferred:
2014	$—	$—	$—	$—	$—
2013	$0.968750	$0.966882	$0.001868	$—	$25.000000
2012	$1.937500	$1.342220	$0.595280	$0.595280	$—
Series B Preferred:
2014	$25.776040	$0.467750	$0.001000	$0.001000	$25.307290
2013	$1.875000	$1.774673	$0.100327	$0.098519	$—
2012	$1.875000	$1.298222	$0.576078	$0.576078	$—

(A)	Represents a portion of the dividend allocated to long-term capital gain.

12.    FUTURE MINIMUM RENTS
The Company’s leases typically contain escalation provisions and provisions requiring tenants to pay a pro rata share of operating expenses. The leases typically include renewal options and are classified and accounted for as operating leases.
At December 31, 2014 future minimum rents to be received by consolidated entities under existing non-cancelable leases are as follows (in thousands):

2015	$219,974
2016	218,991
2017	200,654
2018	191,446
2019	166,739
Thereafter	651,690
$1,649,494
13.    STOCK-BASED COMPENSATION
The Company maintains the 2009 Incentive Stock Plan (the “2009 Plan”), which allows the Company to issue awards of stock options, stock grants, or stock appreciation rights to employees and directors. As of December 31, 2014, 2,482,592 shares were authorized to be awarded pursuant to the 2009 Plan. The Company also maintains the 2005 Restricted Stock Unit ("RSU")Plan, as amended, which allows the Company to issue awards to employees that are paid in cash on the vesting date in an amount equal to the fair market value, as defined, of one share of the Company’s stock. The Company has granted stock options, restricted stock and restricted stock units to employees as discussed below.
Stock Options
At December 31, 2014, the Company had 2,210,905 stock options outstanding to key employees and outside directors pursuant to the 2009 Plan. The Company typically uses authorized, unissued shares to provide shares for option exercises. The stock options have a term of ten years from the date of grant and generally have a vesting period of four years, except director stock options, which vest immediately.
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
In 2014, 2013 and 2012, there were no stock option grants.
The Company recognizes compensation expense using the straight-line method over the vesting period of the options, with the offset recognized in additional paid-in capital. During 2014, 2013, and 2012, $140,000, $226,000 and $310,000, respectively, was recognized as compensation expense.
The Company anticipates recognizing $15,000 in future compensation expense related to stock options outstanding at December 31, 2014, which will be recognized in the first quarter of 2015. During 2014, total cash proceeds from the exercise of options equaled $1.7 million. As of December 31, 2014, the intrinsic value of the options outstanding and exercisable was $2.1 million. The intrinsic value is calculated using the exercise prices of the options compared to the market value of the Company’s stock. At December 31, 2014 and 2013, the weighted-average contractual lives for the options outstanding and exercisable were 2.8 years and 3.2 years, respectively.
The following is a summary of stock option activity for the year ended December 31, 2014:

	Number of Options (000s)	Weighted Average Exercise Price Per Option
Outstanding, beginning of year	3,078	$22.90
Exercised	(206)	$8.26
Forfeited/Expired	(661)	$28.18
Outstanding, end of year	2,211	$22.69
Options exercisable at end of year	2,180	$22.89
Restricted Stock
In 2014, 2013, and 2012, the Company issued 137,591, 159,782, and 470,306 shares of restricted stock to employees, which vest ratably over three years from the issuance date. In 2014, 2013, and 2012, the Company also issued 55,293, 50,085, and 72,153 shares of stock to independent members of the board of directors which vested immediately on the issuance date. All shares of restricted stock receive dividends and have voting rights during the vesting period. The Company records restricted stock in common stock and additional paid-in capital at fair value on the grant date, with the offsetting deferred compensation also recorded in additional paid-in capital. The Company records compensation expense over the vesting period. Compensation expense related to restricted stock was $1.8 million, $1.8 million, and $2.0 million in 2014, 2013, and 2012, respectively.
As of December 31, 2014, the Company had recorded $1.5 million of unrecognized compensation cost included in additional paid-in capital related to restricted stock, which will be recognized over a weighted average period of 1.7 years. The total fair value of the restricted stock which vested during 2014 was $2.7 million. The following table summarizes restricted stock activity during 2014:

	Number of Shares (000s)	Weighted-Average Grant Date Fair Value
Non-vested restricted stock at beginning of year	450	$8.00
Granted	138	$10.75
Vested	(236)	$8.00
Forfeited	(10)	$9.48
Non-vested restricted stock at end of year	342	$9.08
Restricted Stock Units
In 2011, the Company awarded 57,246 time-vested RSUs, which cliff vest three years from the date of grant. Time-vested RSU holders receive cash dividend payments for each unit held during the vesting period equal to the common dividends per share paid by the Company. These dividends are also recorded in compensation expense.
The following table summarizes time-vested RSU activity for 2014 (in thousands):

Outstanding at beginning of year	58
Vested	(58)
Outstanding at end of year	—
During 2014, 2013, and 2012, the Company awarded two types of performance-based RSUs to key employees: one based on the total stockholder return of the Company, as defined, as compared to that of a peer group of companies (the "TSR RSUs") and the other based on the ratio of cumulative funds from operations per share to targeted cumulative funds from operations per share (the “FFO RSUs”). The performance period for these awards is three years and the ultimate payout of these awards can range from 0% to 200% of the targeted number of units depending on the achievement of the performance metrics described above. The Company expenses an estimate of the fair value of the TSR RSUs over the performance period using a quarterly Monte Carlo valuation. The Company expenses the FFO RSUs over the vesting period using the fair market value of the Company’s stock at the reporting date multiplied by the anticipated number of units to be paid based on the current estimate of what the ratio is expected to be upon vesting. Dividend equivalents on the TSR RSUs and FFO RSUs will also be paid based upon the percentage vested. The targeted number of performance-based RSUs outstanding at December 31, 2014 are 161,783, 161,651, and 191,470 related to the 2014, 2013, and 2012 grants, respectively.
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
The following table summarizes the performance-based RSU activity for 2014 (in thousands):

Outstanding at beginning of year	755
Granted	205
Exercised	(150)
Forfeited	(14)
Outstanding at end of year	796
The Company estimates future expense for all types of RSUs outstanding at December 31, 2014 to be $3.7 million (using stock prices and estimated target percentages as of December 31, 2014), which will be recognized over a weighted-average period of 1.5 years. During 2014, total cash paid for all types of RSUs and related dividend payments was $2.4 million.
During 2014, 2013, and 2012, $5.4 million, $5.3 million, and $2.5 million, respectively, was recognized as compensation expense related to RSUs for employees and directors.
Other Long-Term Compensation
In 2009, the Company granted a long-term incentive compensation award to key employees which will be settled in cash if the Company’s stock price achieves a specified level of growth at the testing dates and a service requirement is met. This award is valued using the Monte Carlo method. The Company reversed $28,000 and $286,000 in compensation expense related to this plan in 2014 and 2013, respectively, and recognized $101,000 in expense in 2012. This award expired in 2014 with no amounts paid to key employees thereunder.
14.    RETIREMENT SAVINGS PLAN
The Company maintains a defined contribution plan (the “Retirement Savings Plan”) pursuant to Section 401 of the Internal Revenue Code (the “Code”) which covers active regular employees. Employees are eligible under the Retirement Savings Plan immediately upon hire, and pre-tax contributions are allowed up to the limits set by the Code. The Company has a match program of up to 3% of an employee’s eligible pre-tax Retirement Savings Plan contributions up to certain Code limits. Employees vest in Company contributions over a three-year period. The Company may change this percentage at its discretion, and, in addition, the Company could decide to make discretionary contributions in the future. The Company contributed $592,000, $422,000, and $722,000 to the Retirement Savings Plan for the 2014, 2013, and 2012 plan years, respectively.
15.    INCOME TAXES

Through December 31, 2014, CREC was a taxable entity and its consolidated benefit (provision) for income taxes from operations for the years ended December 31, 2014, 2013, and 2012 was as follows (in thousands):

	2014	2013	2012
Current tax benefit (provision):
Federal	$—	$—	$—
State	20	23	(91)
	20	23	(91)
Deferred tax benefit (provision):
Federal	—	—	—
State	—	—	—
	—	—	—
Benefit (provision) for income taxes from operations	$20	$23	$(91)

The net income tax benefit (provision) differs from the amount computed by applying the statutory federal income tax rate to CREC’s income before taxes for the years ended December 31, 2014, 2013 and 2012 as follows ($ in thousands):

	2014		2013		2012
	Amount	Rate	Amount	Rate	Amount	Rate
Federal income tax benefit (expense)	$(1,124)	(35)%	$(1,287)	(35)%	$(4,368)	(35)%
State income tax benefit (expense), net of federal income tax effect	(125)	(4)%	(147)	(4)%	(91)	—%
Valuation allowance	1,644	50%	(361)	(10)%	7,055	57%
State deferred tax adjustment	(375)	(11)%	1,818	49%	(2,687)	(22)%
Other	—	—%	—	—%	—	—%
Benefit (provision) applicable to income (loss) from continuing operations	$20	—%	$23	—%	$(91)	—%
On December 31, 2014, CREC merged into Cousins and Cousins contributed some of the assets and contracts that were previously owned by CREC to Cousins TRS Services LLC ("CTRS"), a newly formed taxable REIT subsidiary of Cousins. Cousins retained many of CREC's tax benefits, including the significant portion of CREC's Federal and state tax carryforwards. Some of CREC's tax benefits were assumed by CTRS upon the contributions Cousins made to CTRS immediately following CREC's merger into Cousins. The deferred tax assets as of December 31, 2014 included in the table below include only those of CTRS. The deferred tax assets in the table below as of December 31, 2013 include those of CREC. The tax effect of significant temporary differences representing deferred tax assets and liabilities of CTRS and CREC, as applicable, as of December 31, 2014 and 2013 are as follows (in thousands):

	2014	2013
Income from unconsolidated joint ventures	$2,441	$7,361
Land	—	6,116
Long-term incentive equity awards	—	2,089
Interest carryforward	—	13,158
Federal and state tax carryforwards	—	50,253
Other	—	364
Total deferred tax assets	2,441	79,341
Valuation allowance	(2,441)	(79,341)
Net deferred tax asset	$—	$—
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

As of December 31, 2014 the deferred tax asset of CTRS equaled $2.4 million and as of December 31, 2013 the deferred tax asset of CREC equaled $79.3 million with a valuation allowance placed against the full amount of each. The conclusion that a valuation allowance should be recorded as of December 31, 2014 was based the lack of evidence that CTRS, as a newly formed entity, could generate future taxable income to realize the benefit of the deferred tax assets. A valuation allowance was recorded as of December 31, 2013 based on losses at CREC in current and recent years, and the inability of the Company to predict, with any degree of certainty, when CREC would generate income in the future in amounts sufficient to utilize the deferred tax asset.
16. EARNINGS PER SHARE
The following table reconciles the denominator for the basic and diluted earnings per share computations shown on the consolidated statements of operations for the years ended December 31, 2014, 2013, and 2012 (in thousands):

	2014	2013	2012
Weighted average shares—basic	204,216	144,255	104,117
Dilutive potential common shares—stock options	244	165	8
Weighted average shares—diluted	204,460	144,420	104,125
Weighted average anti-dilutive stock options	1,553	2,208	5,836

Anti-dilutive stock options represent stock options whose exercise price exceeds the average market value of the Company’s stock. These anti-dilutive stock options are not included in the current calculation of dilutive weighted average shares, but could be dilutive in the future.

17.    CONSOLIDATED STATEMENTS OF CASH FLOWS - SUPPLEMENTAL INFORMATION
Supplemental information related to cash flows, including significant non-cash activity affecting the Statements of Cash Flows, for the years ended December 31, 2014, 2013 and 2012 is as follows (in thousands):

	2014	2013	2012
Interest paid, net of amounts capitalized	$28,840	$21,216	$23,142
Income taxes paid	4	90	63
Non-Cash Transactions:
Transfer from operating properties to operating properties and related assets held for sale	—	24,554	1,866
Transfer from projects under development to operating properties	—	25,629	—
Transfer from other assets to projects under development	—	3,062	—
Transfer from land to projects under development	5,185	—	—

18.    REPORTABLE SEGMENTS
As of December 31, 2014, the Company had four reportable segments: Office, Retail, Land, and Other. In 2013 and 2012, the Company had an additional segment, Third Party Management and Leasing. In 2012, the Company sold its third party management and leasing business. See note 3 for detailed information. These reportable segments represent an aggregation of operating segments reported to the Chief Operating Decision Maker based on similar economic characteristics that include the type of product and the nature of service. Each segment includes both consolidated operations and joint ventures. The Office and Retail segments show the results for that product type. The Land segment includes results of operations for certain land holdings and single-family residential communities that are sold as developed lots to homebuilders. Fee income and related expenses for the third party-owned properties which are managed or leased by the Company are included in the Third Party Management and Leasing segment. The Other segment includes:

•	fee income for third party owned and joint venture properties for which the Company performs management, development, and leasing services;

•	compensation for corporate employees

•	general corporate overhead costs and interest expense for consolidated and unconsolidated entities;

•	income attributable to noncontrolling interests;

•	income taxes;

•	depreciation; and

•	preferred dividends
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

Year ended December 31, 2014	Office	Retail	Land	Other	Total
Net operating income	$206,551	$4,479	$—	$4,643	$215,673
Sales less costs of sales	—	—	3,868	42	3,910
Fee income	—	—	—	12,519	12,519
Other income	—	—	—	5,404	5,404
Gain on sale of third party management and leasing	—	—	—	(3)	(3)
Third party management and leasing expenses	—	—	—	(2)	(2)
Separation expenses	—	—	—	(210)	(210)
General and administrative expenses	—	—	—	(19,784)	(19,784)
Reimbursed expenses	—	—	—	(3,652)	(3,652)
Interest expense	—	—	—	(36,474)	(36,474)
Other expenses	—	—	—	(5,692)	(5,692)
Preferred stock dividends and original issuance costs	—	—	—	(6,485)	(6,485)
Funds from operations available to common stockholders	$206,551	$4,479	$3,868	$(49,694)	$165,204
Real estate depreciation and amortization, including Company's share of joint ventures					(151,066)
Gain on sale of depreciated investment properties, including Company's share of joint ventures					31,955
Non-controlling interest related to the sale of depreciated properties					(574)
Net income available to common stockholders					$45,519
Total Assets	$2,576,449	$5,587	$34,799	$50,495	$2,667,330

Year ended December 31, 2013	Office		Retail		Land		Third Party Management and Leasing	Other	Total
Net operating income	$122,503		$13,278		$—		$—	$2,299	$138,080
Sales less costs of sales	—		—		1,273		—	191	1,464
Fee income	—		—		—		76	10,891	10,967
Other income	—		—		—		—	3,528	3,528
Gain on sale of third party management and leasing business	—		—		—		4,576	—	4,576
Third party management and leasing expenses	—		—		—		(97)	—	(97)
Separation expenses	—	—	—	—	—	—	—	(520)	(520)
General and administrative expenses	—		—		—		—	(21,940)	(21,940)
Reimbursed expenses	—		—		—		—	(5,215)	(5,215)
Interest expense	—		—		—		—	(29,672)	(29,672)
Other expenses	—		—		—		—	(11,373)	(11,373)
Preferred stock dividends and original issuance costs	—		—		—		—	(12,664)	(12,664)
Funds from operations available to common stockholders	$122,503		$13,278		$1,273		$4,555	$(64,475)	$77,134
Real estate depreciation and amortization, including Company's share of joint ventures									(92,041)
Gain on sale of depreciated investment properties including the Company's share of joint ventures									127,401
Noncontrolling interest related to sale of depreciated properties									(3,397)
Net income available to common stockholders									$109,097
Total Assets	$2,163,123		$18,112		$47,235		$—	$44,736	$2,273,206

Year ended December 31, 2012	Office	Retail	Land	Third Party Management and Leasing	Other	Total
Net operating income	$80,907	$29,429	$—	$—	$121	$110,457
Sales less costs of sales	—	—	4,915	—	309	5,224
Fee income	—	—	—	16,365	17,797	34,162
Other income	—	—	—	—	5,153	5,153
Gain on sale of third party management and leasing business	—	—	—	7,459	—	7,459
Third party management and leasing expenses	—	—	—	(13,675)	—	(13,675)
Separation expenses	—	—	—	—	(1,985)	(1,985)
General and administrative expenses	—	—	—	—	(23,208)	(23,208)
Reimbursed expenses	—	—	—	—	(7,063)	(7,063)
Interest expense	—	—	—	—	(28,154)	(28,154)
Impairment losses	—	—	—	—	(488)	(488)
Loss on extinguishment of debt	—	—	—	—	(94)	(94)
Other expenses	—	—	—	—	(8,389)	(8,389)
Preferred stock dividends and original issuance costs	—	—	—	—	(12,907)	(12,907)
Funds from operations available to common stockholders	$80,907	$29,429	$4,915	$10,149	$(58,908)	$66,492
Real estate depreciation and amortization, including Company's share of joint ventures						(62,043)
Impairment losses on depreciable investment properties, net of amounts attributable to noncontrolling interests						(11,748)
Gain on sale of depreciated investment properties, including Company's share of joint ventures						41,944
Other						(1,824)
Net income available to common stockholders						$32,821
Total Assets	$736,867	$151,417	$50,520	$—	$185,438	$1,124,242

When reviewing the results of operations for the Company, management analyzes the following revenue and income items net of their related costs:

•	Rental property operations;

•	Land sales; and

•	Gains on sales of investment properties.
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

	2014	2013	2012
Net operating income	$215,673	$138,080	$110,457
Sales less cost of sales	3,910	1,464	5,224
Fee income	12,519	10,967	34,162
Other income	5,404	3,528	5,153
Rental property operating expenses	155,934	90,498	50,329
Cost of sales	325	1,753	1,833
Net operating income in joint ventures	(25,896)	(27,763)	(23,956)
Sales less cost of sales in joint ventures	(2,207)	(111)	(28)
Net operating income in discontinued operations	(1,800)	(6,390)	(22,983)
Fee income in discontinued operations	—	(76)	(16,364)
Other income in discontinued operations	(565)	(64)	(3,622)
Termination fees in discontinued operations and in joint ventures	(187)	—	—
Gain on land sales (included in gain on investment properties)	(1,727)	(1,145)	(3,719)
Total consolidated revenues	$361,383	$210,741	$136,486
************

SCHEDULE III
(Page 1 of 4)
COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2014
(in thousands)

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period
Description/Metropolitan Area	Encumbrances	Land and Improvements	Buildings and Improvements	Land and Improvements less Cost of Sales, Transfers and Other	Building and Improvements less Cost of Sales, Transfers and Other	Land and Improvements less Cost of Sales, Transfers and Other	Building and Improvements less Cost of Sales, Transfers and Other	Total (a)	Accumulated Depreciation (a)	Date of Construction/ Renovation	Date Acquired	Life on Which Depreciation in 2014 Statement of Operations is Computed (b)
OPERATING PROPERTIES
Greenway Plaza	$—	$273,651	$595,547	$—	$34,018	$273,651	$629,565	903,216	$50,698	—	2013	30 years
Houston, TX
Northpark Town Center	—	24,577	295,825	—	3,999	24,577	299,824	324,401	3,119	—	2014	39 years
Atlanta, GA
Fifth Third Center	—	22,863	180,430	—	2,107	22,863	182,537	205,400	2,445	—	2014	40 years
Charlotte, NC
191 Peachtree Tower	100,000	5,355	141,012	4,034	87,100	9,389	228,112	237,501	77,637	—	2006	40 years
Atlanta, GA
Post Oak Central	185,109	87,264	129,347	—	24,033	87,264	153,380	240,644	15,561	—	2013	42 years
Houston, TX
Promenade	110,946	13,439	102,790	—	31,003	13,439	133,793	147,232	18,735	—	2011	34 years
Atlanta, GA
The American Cancer Society Center	131,083	5,226	67,370	—	31,319	5,226	98,689	103,915	63,724	—	1999	25 years
Atlanta, GA
816 Congress	85,000	6,817	89,891	3,282	7,903	10,099	97,794	107,893	6,203	—	2013	42 years
Austin, TX
2100 Ross Avenue	—	5,987	45,739	—	33,854	5,987	79,593	85,580	10,427	—	2012	35 years
Dallas, TX
The Points at Waterview	14,598	2,558	22,910	86	10,512	2,644	33,422	36,066	19,736	—	2000	25 years
Suburban Dallas, TX
Meridian Mark Plaza	25,408	2,219	—	—	27,105	2,219	27,105	29,324	16,688	1997	1997	30 years
Atlanta, GA
555 North Point Center East	—	368	—	(3)	21,933	365	21,933	22,298	13,235	1998	1998	30 years
Suburban Atlanta, GA
221 Peachtree Center Avenue Parking Garage	—	4,217	13,337	1	347	4,218	13,684	17,902	2,755	—	2007	39 years
Atlanta, GA
333 North Point Center East	—	551	—	1	15,626	552	15,626	16,178	10,016	1996	1996	30 years
Suburban Atlanta, GA

SCHEDULE III
(Page 2 of 4)
COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2014
(in thousands)

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period
Description/Metropolitan Area	Encumbrances	Land and Improvements	Buildings and Improvements	Land and Improvements less Cost of Sales, Transfers and Other	Building and Improvements less Cost of Sales, Transfers and Other	Land and Improvements less Cost of Sales, Transfers and Other	Building and Improvements less Cost of Sales, Transfers and Other	Total (a)	Accumulated Depreciation (a)	Date of Construction/ Renovation	Date Acquired	Life on Which Depreciation in 2014 Statement of Operations is Computed (b)
100 North Point Center East	$—	$1,475	$9,625	$(11)	$3,266	$1,464	$12,891	$14,355	$7,519	—	2003	25 years
Suburban Atlanta, GA
200 North Point Center East	—	1,726	7,920	$(14)	$4,690	$1,712	$12,610	$14,322	6,045	—	2003	25 years
Suburban Atlanta, GA
Total Operating Properties	$652,144	$458,293	$1,701,743	$7,376	$338,815	$465,669	$2,040,558	$2,506,227	$324,543
PROJECTS UNDER DEVELOPMENT
Colorado Tower	$—	$—	$—	$—	$85,843	$—	$85,843	$85,843	$—	2013	2013	30 years
Austin, TX
Research Park V	$—	$4,373	$—	$—	$1,399	$4,373	$1,399	$5,772	$—	2014	1998	0 years
Austin, TX
Total Projects Under Development	$—	$4,373	$—	$—	$87,242	$4,373	$87,242	$91,615	$—

LAND
Commercial Land
Land Adjacent to The Avenue Forsyth	—	11,240	—	(7,540)	—	3,700	—	3,700	—	—	2007	0 years
Suburban Atlanta, GA
Blalock Lakes	—	9,646	—	(6,301)	—	3,345	—	3,345	—	—	2008	0 years
Suburban Atlanta, GA
549 / 555 / 557 Peachtree Street	—	5,988	—	(3,363)	—	2,625	—	2,625	—	—	2004	0 years
Atlanta, GA
North Point	—	10,294	—	(8,851)	—	1,443	—	1,443	—	—	1970-1985	0 years
Suburban Atlanta, GA
Wildwood	—	10,214	—	(9,539)	—	675	—	675	—	—	1971-1989	0 years
Suburban Atlanta, GA
Total Commercial Land	$—	$47,382	$—	$(35,594)	$—	$11,788	$—	$11,788	$—

SCHEDULE III
(Page 3 of 4)
COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2014
(in thousands)

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period
Description/Metropolitan Area	Encumbrances	Land and Improvements	Buildings and Improvements	Land and Improvements less Cost of Sales, Transfers and Other	Building and Improvements less Cost of Sales, Transfers and Other	Land and Improvements less Cost of Sales, Transfers and Other	Building and Improvements less Cost of Sales, Transfers and Other	Total (a)	Accumulated Depreciation (a)	Date of Construction/ Renovation	Date Acquired	Life on Which Depreciation in 2014 Statement of Operations is Computed (b)
Residential Land
Blalock Lakes	$—	$17,657	$—	$(12,386)	$—	$5,271	$—	$5,271	$—	2006	2006	0 years
Suburban Atlanta, GA
Callaway Gardens	—	1,584	—	3,003	—	4,587	—	4,587	—	2006	2006	0 years
Pine Mountain, GA
Total Residential Land	$—	$19,241	$—	$(9,383)	$—	$9,858	$—	$9,858	$—
Total Land	$—	$66,623	$—	$(44,977)	$—	$21,646	$—	$21,646	$—

Total Properties	$652,144	$529,289	$1,701,743	$(37,601)	$426,057	$491,688	$2,127,523	$2,619,488	$324,543

SCHEDULE III
(Page 4 of 4)
COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2014
(in thousands)

NOTES:

(a)	Reconciliations of total real estate carrying value and accumulated depreciation for the three years ended December 31, 2014 are as follows:

	Real Estate			Accumulated Depreciation
	2014	2013	2012	2014	2013	2012
Balance at beginning of period	$2,164,815	$997,323	$1,253,414	$257,151	$258,258	$289,473
Additions during the period:
Acquisition	523,695	1,321,394	42,692	—	—	—
Improvements and other capitalized costs	109,959	86,376	49,559	—	—	—
Depreciation expense	—	—	—	86,824	56,234	48,607
	633,654	1,407,770	92,251	86,824	56,234	48,607
Deductions during the period:
Cost of real estate sold or foreclosed	(178,981)	(240,278)	(334,552)	(19,432)	(57,341)	(79,822)
Impairment losses	—	—	(13,790)	—	—	—
Write-off of fully depreciated assets	—	—	—	—	—	—
	(178,981)	(240,278)	(348,342)	(19,432)	(57,341)	(79,822)
Balance at end of period	$2,619,488	$2,164,815	$997,323	$324,543	$257,151	$258,258

(b)
Buildings and improvements are depreciated over 24 to 42 years. Leasehold improvements and other capitalized leasing costs are depreciated over the life of the asset or the term of the lease, whichever is shorter.

S-4