Form 10-Q
period 2015-03-31
COUSINS PROPERTIES INC
filed 2015-05-06
CIK 25232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2015
Common Stock, $1 par value per share	216,602,185 shares

FORWARD-LOOKING STATEMENTS

Certain matters contained in this report are “forward-looking statements” within the meaning of the federal securities laws and are subject to uncertainties and risks, as itemized in Item 1A included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014. These forward-looking statements include information about possible or assumed future results of the Company's business and the Company's financial condition, liquidity, results of operations, plans, and objectives. They also include, among other things, statements regarding subjects that are forward-looking by their nature, such as:

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
The forward-looking statements are based upon management's beliefs, assumptions, and expectations of the Company's future performance, taking into account information currently available. These beliefs, assumptions, and expectations may change as a result of possible events or factors, not all of which are known. If a change occurs, the Company's business, financial condition, liquidity, and results of operations may vary materially from those expressed in forward-looking statements. Actual results may vary from forward-looking statements due to, but not limited to, the following:

•	the availability and terms of capital and financing;

•	the ability to refinance indebtedness as it matures;

•	the failure of purchase, sale, or other contracts to ultimately close;

•	the failure to achieve anticipated benefits from acquisitions and investments or from dispositions;

•	the potential dilutive effect of common stock offerings;

•	the availability of buyers and adequate pricing with respect to the disposition of assets;

•	risks related to the geographic concentration of our portfolio, including but not limited to, metropolitan Houston and metropolitan Atlanta;

•	risks related to industry concentration of our portfolio including, but not limited to, the energy industry;

•	risks and uncertainties related to national and local economic conditions, the real estate industry in general, and the commercial real estate markets in particular;

•	changes to the Company's strategy with regard to land and other non-core holdings that require impairment losses to be recognized;

•	leasing risks, including the ability to obtain new tenants or renew expiring tenants, and the ability to lease newly developed and/or recently acquired space;

•	the adverse change in the financial condition of one or more of its major tenants;

•	volatility in interest rates and insurance rates;

•	the availability of sufficient investment opportunities;

•	competition from other developers or investors;

•	the risks associated with real estate developments (such as zoning approval, receipt of required permits, construction delays, cost overruns, and leasing risk);

•	the loss of key personnel;

•	the potential liability for uninsured losses, condemnation, or environmental issues;

•	the potential liability for a failure to meet regulatory requirements;

•	the financial condition and liquidity of, or disputes with, joint venture partners;

•	any failure to comply with debt covenants under credit agreements; and

•	any failure to continue to qualify for taxation as a real estate investment trust.
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

PART I — FINANCIAL INFORMATION
Item 1.    Financial Statements.
COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share and per share amounts)

	March 31, 2015	December 31, 2014
	(unaudited)
Assets:
Real estate assets:
Operating properties, net of accumulated depreciation of $348,344 and $324,543 in 2015 and 2014, respectively	$2,271,966	$2,181,684
Projects under development	10,101	91,615
Land	20,971	21,646
	2,303,038	2,294,945

Cash and cash equivalents	4,388	—
Restricted cash	4,773	5,042
Notes and accounts receivable, net of allowance for doubtful accounts of $1,678 and $1,643 in 2015 and 2014, respectively	12,109	10,732
Deferred rents receivable	64,161	57,939
Investment in unconsolidated joint ventures	100,821	100,498
Intangible assets, net of accumulated amortization of $87,595 and $76,050 in 2015 and 2014, respectively	152,719	163,244
Other assets	42,652	34,930
Total assets	$2,684,661	$2,667,330
Liabilities:
Notes payable	$847,948	$792,344
Accounts payable and accrued expenses	51,102	76,240
Deferred income	22,822	23,277
Intangible liabilities, net of accumulated amortization of $19,605 and $16,897 in 2015 and 2014, respectively	67,313	70,020
Other liabilities	32,541	31,991
Total liabilities	1,021,726	993,872
Commitments and contingencies	—	—
Equity:
Stockholders' investment:
Common stock, $1 par value, 350,000,000 and 250,000,000 shares authorized, 220,172,267 and 220,082,610 shares issued in 2015 and 2014, respectively	220,172	220,083
Additional paid-in capital	1,720,506	1,720,972
Treasury stock at cost, 3,570,082 shares in 2015 and 2014	(86,840)	(86,840)
Distributions in excess of cumulative net income	(190,903)	(180,757)
Total equity	1,662,935	1,673,458
Total liabilities and equity	$2,684,661	$2,667,330

See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2015	2014
Revenues:
Rental property revenues	$90,033	$77,484
Fee income	1,816	2,338
Other	127	1,901
	91,976	81,723
Costs and expenses:
Rental property operating expenses	37,954	34,857
Reimbursed expenses	1,111	932
General and administrative expenses	3,493	5,611
Interest expense	7,677	7,167
Depreciation and amortization	36,147	34,140
Separation expenses	102	84
Acquisition and related costs	83	22
Other	357	494
	86,924	83,307
Income (loss) from continuing operations before taxes, unconsolidated joint ventures, and sale of investment properties	5,052	(1,584)
Benefit for income taxes from operations	—	12
Income from unconsolidated joint ventures	1,611	1,286
Income (loss) from continuing operations before gain on sale of investment properties	6,663	(286)
Gain on sale of investment properties	1,105	161
Income (loss) from continuing operations	7,768	(125)
Income (loss) from discontinued operations:
Income (loss) from discontinued operations	(14)	892
Gain (loss) on sale from discontinued operations	(551)	6,365
	(565)	7,257
Net income	7,203	7,132
Net income (loss) attributable to noncontrolling interests	—	(155)
Net income attributable to controlling interests	7,203	6,977
Dividends to preferred stockholders	—	(1,777)
Net income available to common stockholders	$7,203	$5,200
Per common share information — basic and diluted:
Income (loss) from continuing operations attributable to controlling interest	$0.04	$(0.01)
Income (loss) from discontinued operations	(0.01)	0.04
Net income available to common stockholders	$0.03	$0.03
Weighted average shares — basic	216,568	191,739
Weighted average shares — diluted	216,754	191,952
Dividends declared per common share	$0.080	$0.075

See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
Three Months Ended March 31, 2015 and 2014
(unaudited, in thousands)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Treasury Stock	Distributions in Excess of Net Income	Stockholders’ Investment	Nonredeemable Noncontrolling Interests	Total Equity
Balance December 31, 2014	$—	$220,083	$1,720,972	$(86,840)	$(180,757)	$1,673,458	$—	$1,673,458
Net income	—	—	—	—	7,203	7,203	—	7,203
Common stock issued pursuant to:
Stock option exercises	—	1	(15)	—	—	(14)	—	(14)
Restricted stock grants, net of amounts withheld for income taxes	—	88	(926)	—	—	(838)	—	(838)
Amortization of stock options and restricted stock, net of forfeitures	—	—	475	—	—	475	—	475
Common dividends	—	—	—	—	(17,349)	(17,349)	—	(17,349)
Balance March 31, 2015	$—	$220,172	$1,720,506	$(86,840)	$(190,903)	$1,662,935	$—	$1,662,935

Balance December 31, 2013	$94,775	$193,236	$1,420,951	$(86,840)	$(164,721)	$1,457,401	$1,571	$1,458,972
Net income	—	—	—	—	6,977	6,977	155	7,132
Common stock issued pursuant to:
Stock option exercises	—	3	(23)	—	—	(20)	—	(20)
Common stock offering, net of issuance costs	—	8,700	89,864	—	—	98,564	—	98,564
Restricted stock grants, net of amounts withheld for income taxes	—	54	(970)	—	—	(916)	—	(916)
Amortization of stock options and restricted stock, net of forfeitures	—	—	587	—	—	587	—	587
Distributions to nonredeemable noncontrolling interests	—	—	—	—	—	—	(153)	(153)
Preferred dividends	—	—	—	—	(1,777)	(1,777)	—	(1,777)
Common dividends	—	—	—	—	(14,231)	(14,231)	—	(14,231)
Balance March 31, 2014	$94,775	$201,993	$1,510,409	$(86,840)	$(173,752)	$1,546,585	$1,573	$1,548,158
See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$7,203	$7,132
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of investment properties, including discontinued operations	(554)	(6,526)
Depreciation and amortization, including discontinued operations	36,393	34,168
Amortization of deferred financing costs	222	295
Amortization of stock options and restricted stock, net of forfeitures	475	587
Effect of certain non-cash adjustments to rental revenues	(8,929)	(9,074)
Income from unconsolidated joint ventures	(1,611)	(1,286)
Operating distributions from unconsolidated joint ventures	303	1,777
Changes in other operating assets and liabilities:
Change in other receivables and other assets, net	(7,447)	(3,024)
Change in operating liabilities	(23,616)	(17,042)
Net cash provided by operating activities	2,439	7,007
Cash flows from investing activities:
Proceeds from investment property sales	1,314	19,970
Property acquisition, development, and tenant asset expenditures	(37,844)	(36,653)
Investment in unconsolidated joint ventures	(425)	(2,659)
Distributions from unconsolidated joint ventures	1,080	2,370
Change in notes receivable and other assets	(423)	(993)
Change in restricted cash	6	(668)
Net cash used in investing activities	(36,292)	(18,633)
Cash flows from financing activities:
Proceeds from credit facility	94,100	82,525
Repayment of credit facility	(36,300)	(122,600)
Repayment of notes payable	(2,196)	(2,577)
Common stock issued, net of expenses	(14)	98,544
Common dividends paid	(17,349)	(14,231)
Preferred dividends paid	—	(1,777)
Distributions to noncontrolling interests	—	(153)
Net cash provided by financing activities	38,241	39,731
Net increase in cash and cash equivalents	4,388	28,105
Cash and cash equivalents at beginning of period	—	975
Cash and cash equivalents at end of period	$4,388	$29,080

Interest paid, net of amounts capitalized	$7,695	$7,186

Significant non-cash transactions:
Change in accrued property acquisition, development, and tenant asset expenditures	$(1,632)	$20,749

See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)
1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Cousins Properties Incorporated (“Cousins”), a Georgia corporation, is a self-administered and self-managed real estate investment trust (“REIT”). Through December 31, 2014, Cousins Real Estate Corporation (“CREC”) was a taxable entity wholly-owned by and consolidated with Cousins. CREC owned, developed, and managed its own real estate portfolio and performed certain real estate related services for other parties. On December 31, 2014, CREC merged into Cousins and coincident with this merger, Cousins formed Cousins TRS Services LLC ("CTRS"), a new taxable entity wholly-owned by Cousins. Upon formation, CTRS received a capital contribution of some of the real estate assets and contracts that were previously owned by CREC. CTRS owns and manages its own real estate portfolio and performs certain real estate related services for other parties. All of the entities included in the condensed consolidated financial statements are hereinafter referred to collectively as the "Company."
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
The condensed consolidated financial statements are unaudited and were prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, these financial statements reflect all adjustments necessary (which adjustments are of a normal and recurring nature) for the fair presentation of the Company's financial position as of March 31, 2015 and the results of operations for the three months ended March 31, 2015 and 2014. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of results expected for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014. The accounting policies employed are substantially the same as those shown in note 2 to the consolidated financial statements included in such Form 10-K.
For the three months ended March 31, 2015 and 2014, there were no items of other comprehensive income. Therefore, no presentation of comprehensive income is required.
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
In April 2014, the FASB issued new guidance related to the presentation of discontinued operations. Prior to this new guidance, the Company included activity for all operating properties held for sale and disposals that it did not have "continuing involvement" as defined in discontinued operations on the statements of operations. Under the new guidance, only assets held for sale and disposals representing a major strategic shift in operations, such as the disposal of a line of business, a significant geographical area, or a major equity investment, will be presented as discontinued operations. Additionally, the new guidance requires expanded disclosures about discontinued operations that will provide more information about their assets, liabilities, income, and expenses. The guidance was effective for periods beginning after December 15, 2014 with early adoption permitted. The Company adopted this guidance in 2014.
In May 2014, the FASB issued new guidance related to the accounting for revenue from contracts with customers. Under the new guidance, companies will recognize revenue when the seller satisfies a performance obligation, which would be when the buyer takes control of the good or service. This new guidance could result in different amounts of revenue being recognized and could result in revenue being recognized in different reporting periods than under the current guidance. The new guidance specifically excludes revenue associated with lease contracts. The guidance is effective for periods beginning after December 15, 2017 and early adoption is prohibited.
Certain prior year amounts have been reclassified for consistency with the current period presentation. In first quarter of 2015, the Company concluded that certain liabilities associated with variable stock-based compensation should be classified as other liabilities. Previously, these items had been classified as accounts payable and accrued expenses. This change in classification does not affect the previously reported Condensed Consolidated Statement of Cash Flows or Consolidated Statement of Operations for any period.
2. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES
The Company describes its investments in unconsolidated joint ventures in note 5 of notes to consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2014. The following table summarizes balance sheet data of the Company's unconsolidated joint ventures as of March 31, 2015 and December 31, 2014 (in thousands):

	Total Assets		Total Debt		Total Equity		Company’s Investment
SUMMARY OF FINANCIAL POSITION:	2015	2014	2015	2014	2015	2014	2015		2014
Terminus Office Holdings	$289,659	$288,415	$213,047	$213,640	$63,817	$62,830	$32,692		$32,323
EP I LLC	84,920	85,228	58,029	58,029	25,306	26,671	22,376		22,905
EP II LLC	53,442	42,772	21,752	12,735	24,939	24,969	19,806		19,905
Charlotte Gateway Village, LLC	129,712	130,272	31,138	35,530	95,583	92,808	11,218		11,218
HICO Victory Center LP	11,390	10,450	—	—	11,390	10,450	8,087		7,572
CL Realty, L.L.C.	7,269	7,264	—	—	7,203	7,042	3,615		3,546
Temco Associates, LLC	6,888	6,910	—	—	6,709	6,709	3,025		3,027
Wildwood Associates	16,426	16,400	—	—	16,359	16,389	(1,121)	(1)	(1,106)	(1)
Crawford Long - CPI, LLC	31,184	29,946	75,000	75,000	(45,363)	(45,762)	(21,585)	(1)	(21,931)	(1)
Other	1,396	1,411	—	—	962	979	2		2
	$632,286	$619,068	$398,966	$394,934	$206,905	$203,085	$78,115		$77,461
(1) Negative balances are included in deferred income on the balance sheets.
The following table summarizes statement of operations information of the Company's unconsolidated joint ventures for the three months ended March 31, 2015 and 2014 (in thousands):

	Total Revenues		Net Income (Loss)		Company's Share of Income (Loss)
SUMMARY OF OPERATIONS:	2015	2014	2015	2014	2015	2014
Terminus Office Holdings	$9,802	$9,662	$987	$(114)	$369	$(79)
EP I LLC	3,176	2,952	735	678	551	508
EP II LLC	—	—	30	—	(9)	—
Charlotte Gateway Village, LLC	8,442	8,363	3,077	2,811	303	294
CL Realty, L.L.C.	279	368	160	229	69	33
Temco Associates, LLC	58	60	(1)	(18)	(2)	(5)
Wildwood Associates	—	—	(30)	(38)	(15)	(19)
Crawford Long - CPI, LLC	3,000	2,927	680	682	345	374
CF Murfreesboro Associates	—	—	—	—	—	(387)
Cousins Watkins LLC	—	1,276	—	112	—	567
Other	—	4	(13)	(89)	—	—
	$24,757	$25,612	$5,625	$4,253	$1,611	$1,286
3. INTANGIBLE ASSETS
Intangible assets on the balance sheets as of March 31, 2015 and December 31, 2014 included the following (in thousands):

	March 31, 2015	December 31, 2014
In-place leases, net of accumulated amortization of $72,311 and $62,302 in 2015 and 2014, respectively	$137,574	$147,360
Above-market tenant leases, net of accumulated amortization of $15,284 and $13,748 in 2015 and 2014, respectively	11,278	12,017
Goodwill	3,867	3,867
	$152,719	$163,244

Goodwill relates entirely to the office reportable segment. As office assets are sold, either by the Company or by joint ventures in which the Company has an ownership interest, goodwill is reduced. The following is a summary of goodwill activity for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014
Beginning balance	$3,867	$4,131
Allocated to property sales	—	(31)
Ending balance	$3,867	$4,100
4. OTHER ASSETS
Other assets on the balance sheets as of March 31, 2015 and December 31, 2014 included the following (in thousands):

	March 31, 2015	December 31, 2014
Lease inducements, net of accumulated amortization of $6,675 and $5,475 in 2015 and 2014, respectively	$14,470	$12,245
FF&E and leasehold improvements, net of accumulated depreciation of $20,129 and $19,137 in 2015 and 2014, respectively	11,608	10,590
Prepaid expenses and other assets	7,724	3,428
Loan closing costs, net of accumulated amortization of $2,643 and $2,286 in 2015 and 2014, respectively	6,529	6,878
Predevelopment costs and earnest money	2,321	1,789
	$42,652	$34,930

5. NOTES PAYABLE
The following table summarizes the terms and amounts of the Company’s notes payable at March 31, 2015 and December 31, 2014 ($ in thousands):

Description	Interest Rate	Maturity	March 31, 2015	December 31, 2014
Credit Facility, unsecured	1.28%	2019	$198,000	$140,200
Post Oak Central mortgage note	4.26%	2020	184,288	185,109
The American Cancer Society Center mortgage note	6.45%	2017	130,630	131,083
Promenade mortgage note	4.27%	2022	110,270	110,946
191 Peachtree Tower mortgage note	3.35%	2018	100,000	100,000
816 Congress mortgage note	3.75%	2024	85,000	85,000
Meridian Mark Plaza mortgage note	6.00%	2020	25,303	25,408
The Points at Waterview mortgage note	5.66%	2016	14,457	14,598
			$847,948	$792,344

Fair Value
At March 31, 2015 and December 31, 2014, the aggregate estimated fair values of the Company's notes payable were $898.3 million and $835.4 million, respectively, calculated by discounting the debt's remaining contractual cash flows at estimated rates at which similar loans could have been obtained at those respective dates. The estimate of the current market rate, which is the most significant input in the discounted cash flow calculation, is intended to replicate debt of similar maturity and loan-to-value relationship. These fair value calculations are considered to be Level 2 under the guidelines as set forth in ASC 820, Fair Value Measurement, as the Company utilizes market rates for similar type loans from third party brokers.
Other Information
For the three months ended March 31, 2015 and 2014, interest expense was as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Total interest incurred	$8,580	$7,540
Interest capitalized	(903)	(373)
Total interest expense	$7,677	$7,167
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
6. COMMITMENTS AND CONTINGENCIES

Commitments
At March 31, 2015, the Company had outstanding letters of credit and performance bonds totaling $2.4 million. As a lessor, the Company had $107.9 million in future obligations under leases to fund tenant improvements as of March 31, 2015. As a lessee, the Company had future obligations under ground and office leases of $146.4 million as of March 31, 2015.
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

7. STOCK-BASED COMPENSATION
The Company has several types of stock-based compensation - stock options, restricted stock, and restricted stock units (“RSUs”) - which are described in note 13 of notes to consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2014. The expense related to a portion of the stock-based compensation awards is fixed. The expense related to other stock-based compensation awards fluctuates from period to period dependent, in part, on the Company's stock price and stock performance relative to its peers. The Company recorded stock-based compensation expense, net of forfeitures, of $87,000 and $2.5 million for the three months ended March 31, 2015 and 2014, respectively.
The Company maintains the 2009 Incentive Stock Plan (the "2009 Plan") and the 2005 Restricted Stock Unit Plan (the “RSU Plan”), which are described in note 13 of notes to consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2014. Under the 2009 Plan, the Company made restricted stock grants in 2015 of 163,473 shares to key employees, which vest ratably over a three-year period. Under the RSU Plan, the Company awarded two types of RSUs to key employees based on the following metrics: (1) Total Stockholder Return of the Company, as defined in the RSU Plan, as compared to the companies in the SNL US REIT Office index (“SNL RSUs”), and (2) the ratio of cumulative funds from operations per share to targeted cumulative funds from operations per share (“FFO RSUs”) as defined in the RSU Plan. The performance period for both awards is January 1, 2015 to December 31, 2017, and the targeted units awarded of SNL RSUs and FFO RSUs is 173,185 and 67,375, respectively. The ultimate payout of these awards can range from 0% to 200% of the targeted number of units depending on the achievement of the market and performance metrics described above. Both of these RSUs cliff vest on January 30, 2017 and are dependent upon the attainment of required service, market and performance criteria. The number of RSUs vesting will be determined at that date, and the payout per unit will be equal to the average closing price on each trading day during the 30-day period ending on December 31, 2017. The SNL RSUs are valued using a quarterly Monte Carlo valuation and are expensed over the vesting period. The FFO RSUs are expensed over the vesting period using the fair market value of the

Company's stock at the reporting date multiplied by the anticipated number of units to be paid based on the current estimate of what the ratio is expected to be upon vesting.
8. EARNINGS PER SHARE
Net income per share-basic is calculated as net income available to common stockholders divided by the weighted average number of common shares outstanding during the period, including nonvested restricted stock which has nonforfeitable dividend rights. Net income per share-diluted is calculated as net income available to common stockholders divided by the diluted weighted average number of common shares outstanding during the period. Diluted weighted average number of common shares uses the same weighted average share number as in the basic calculation and adds the potential dilution, if any, that would occur if stock options (or any other contracts to issue common stock) were exercised and resulted in additional common shares outstanding, calculated using the treasury stock method. The numerator is reduced for the effect of preferred dividends in both the basic and diluted net income per share calculations. Weighted average shares-basic and diluted for the three months ended March 31, 2015 and 2014, respectively, are as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Weighted average shares — basic	216,568	191,739
Dilutive potential common shares — stock options	186	213
Weighted average shares — diluted	216,754	191,952
Weighted average anti-dilutive stock options	1,553	2,200
Stock options are dilutive when the average market price of the Company's stock during the period exceeds the option exercise price. In periods where the Company is in a net loss position, the dilutive effect of stock options is not included in the diluted weighted average shares total.
Anti-dilutive stock options represent stock options which are outstanding but which are not exercisable during the period because the exercise price exceeded the average market value of the Company's stock. These anti-dilutive stock options are not included in the current calculation of dilutive weighted average shares but could be dilutive in the future.

9. REPORTABLE SEGMENTS
As of March 31, 2015, the Company has four reportable segments: Office, Retail, Land and Other. These reportable segments represent an aggregation of operating segments reported to the chief operating decision maker based on similar economic characteristics that include the type of product and the nature of service. Each segment includes both consolidated operations and joint ventures, where applicable. The Office and Retail segments show the results for that product type. The Land segment includes results of operations for certain land holdings and single-family residential communities. The Other segment includes:

•	fee income and related expenses for third party owned properties and joint venture properties for which the Company performs management, development and leasing services;

•	compensation for corporate employees;

•	general corporate overhead costs;

•	interest expense for consolidated and unconsolidated entities;

•	income attributable to noncontrolling interests;

•	income taxes;

•	depreciation; and

•	preferred dividends.
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
Segment net income, the balance of the Company’s investment in joint ventures and the amount of capital expenditures are not presented in the following tables. Management does not utilize these measures when analyzing its segments or when making resource allocation decisions, and therefore this information is not provided. FFO is reconciled to net income available to common stockholders on a total Company basis (in thousands):

Three Months Ended March 31, 2015	Office	Retail	Land	Other	Total
Net operating income	$56,734	$—	$—	$1,319	$58,053
Sales less costs of sales	—	—	810	—	810
Fee income	—	—	—	1,816	1,816
Other income	—	—	—	407	407
General and administrative expenses	—	—	—	(3,493)	(3,493)
Separation expenses	—	—	—	(102)	(102)
Reimbursed expenses	—	—	—	(1,111)	(1,111)
Interest expense	—	—	—	(9,498)	(9,498)
Other expenses	—	—	—	(947)	(947)
Funds from operations available to common stockholders	$56,734	$—	$810	$(11,609)	45,935
Real estate depreciation and amortization, including Company's share of joint ventures					(38,997)
Gain on sale of depreciated investment properties, including Company's share of joint ventures					265
Net income available to common stockholders					$7,203

Three Months Ended March 31, 2014	Office	Retail	Land	Other	Total
Net operating income	$47,598	$1,303	$—	$1,117	$50,018
Sales less costs of sales	—	—	160	—	160
Fee income	—	—	—	2,339	2,339
Other income	—	—	—	1,908	1,908
Gain on sale of third party management and leasing business	—	—	—	7	7
Separation expenses	—	—	—	(84)	(84)
General and administrative expenses	—	—	—	(5,611)	(5,611)
Reimbursed expenses	—	—	—	(932)	(932)
Interest expense	—	—	—	(9,012)	(9,012)
Other expenses	—	—	—	(834)	(834)
Preferred stock dividends and original issuance costs	—	—	—	(1,777)	(1,777)
Funds from operations available to common stockholders	$47,598	$1,303	$160	$(12,879)	36,182
Real estate depreciation and amortization, including Company's share of joint ventures					(36,953)
Gain on sale of depreciated investment properties including the Company's share of joint ventures					5,971
Net income available to common stockholders					$5,200

When reviewing the results of operations for the Company, management analyzes the following revenue and income items net of their related costs:

•	Rental property operations;

•	Land sales; and

•	Gains on sales of investment properties.
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

	Three Months Ended March 31,
	2015	2014
Net operating income	$58,053	$50,018
Sales less cost of sales	810	160
Fee income	1,816	2,339
Other income	407	1,908
Rental property operating expenses	37,954	34,857
Net operating income in joint ventures	(5,988)	(6,499)
Net operating income in discontinued operations	14	(892)
Other income in discontinued operations and in joint ventures	(160)	(7)
Termination fees in discontinued operations and in joint ventures	(120)	—
Gain on land sales (included in gain on investment properties)	(810)	(161)
Total consolidated revenues	$91,976	$81,723

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview:
The Company is a self-administered and self-managed real estate investment trust, or REIT. The Company's core focus is on the acquisition, development, leasing, management and ownership of Class-A office properties in Sunbelt markets with a particular focus on Georgia, Texas, and North Carolina. As of March 31, 2015, the Company's portfolio of real estate assets consisted of interests in 17 operating office properties containing 16.1 million square feet of space, one operating mixed-use property containing 484,000 square feet of space, and two projects (one office and one mixed-use) under active development. The Company has a comprehensive strategy in place based on a simple platform, trophy assets and opportunistic investments. This streamlined approach enables the Company to maintain a targeted, asset specific approach to investing where it seeks to leverage its development skills, relationships, market knowledge, and operational expertise. The Company intends to generate returns and create value for shareholders through the continued lease up of its portfolio, through the execution of its development pipeline, and through opportunistic investments in office and mixed-use projects within its core markets.
The Company leased or renewed 440,839 square feet of office space during the first quarter of 2015. Net effective rent, representing base rent less operating expense reimbursements and leasing costs, was $14.31 per square foot for office properties in the first quarter of 2015. Net effective rent per square foot for office properties increased 33.6% during the first quarter of 2015 on spaces that have been previously occupied in the past year. The same property leasing percentage remained stable throughout the first three months of 2015. Same property net operating income increased by 5.2% between the three month 2015 and 2014 periods. The Company continues to target urban high-barrier-to-entry submarkets in Austin, Dallas, Houston, Atlanta, Charlotte, and Raleigh/Durham. Management believes these markets continue to show positive demographic and economic trends compared to the national average.
Results of Operations
Rental Property Revenues
Rental property revenues increased $12.5 million (16%) between the three month 2015 and 2014 periods primarily due to the following:

•	Increase of $9.2 million due to the October 2014 purchase of Northpark Town Center;

•	Increase of $5.4 million due to the August 2014 purchase of Fifth Third Center;

•	Increase of $944,000 due to increased occupancy at 2100 Ross;

•	Increase of $667,000 at Post Oak due to increased rental rates with tenant renewals.

•	Increase of $648,000 due to increased occupancy at Promenade; and

•	Decrease of $5.5 million due to the December 2014 sale of 777 Main;
Rental Property Operating Expenses
Rental property operating expenses increased $3.1 million (9%) between the three month 2015 and 2014 periods. This increase is primarily due to the following:

•	Increase of $3.4 million due to the October 2014 purchase of Northpark Town Center;

•	Increase of $1.7 million due to the August 2014 purchase of Fifth Third Center;

•	Increase of $534,000 due to increased occupancy at 2100 Ross; and

•	Decrease of $3.0 million due to the December 2014 sale of 777 Main;
General and Administrative Expenses
General and administrative expenses decreased $2.1 million between the three month 2015 and 2014 periods. This decrease is primarily due to a reduction in long term incentive compensation expense which was caused by a decline in the Company's common stock price relative to its office peers included in the SNL US Office REIT Index.
Interest Expense
Interest expense increased $510,000 (7%) between the three month 2015 and 2014 periods, primarily due to the following:

•	Increase of $817,000 related to a mortgage loan on 816 Congress that was closed in 2014;

•	Increase of $391,000 related to additional average borrowings on the Company's Credit Facility; and

•	Decrease of $503,000 related to an increase in capitalized interest as a result of an increase in development activities.

Depreciation and Amortization
Depreciation and amortization increased $2.0 million (6%) between the three month 2015 and 2014 periods, primarily due to the 2014 acquisitions of Fifth Third Center and Northpark Town Center. These were partially offset by the December 2014 sale of 777 Main.
Gain on Sale of Investment Properties
Gain on sale of investment properties increased $944,000 between the three month 2015 and 2014 periods. This increase is due to an additional gain recognized on 777 Main related to contingent consideration received in the first quarter of 2015 and a gain on the sale of a land parcel.
Discontinued Operations
Income from discontinued operations decreased $7.8 million between the three month 2015 and 2014 periods, primarily due to the recognition of a gain on 600 University Park Place in the first quarter of 2014.
In April 2014, the Financial Accounting Standards Board issued new guidance on discontinued operations. Under the new guidance, only assets held for sale and disposals representing a major strategic shift in operations will be presented as discontinued operations. This guidance is effective for periods beginning after December 15, 2016 with early adoption permitted. The Company adopted this new standard in 2014. As a result, two of the Company’s properties that became held for sale in the third quarter of 2014 that under the previous guidance would have been considered discontinued operations are not considered discontinued operations under the new guidance.
Dividends to Preferred Stockholders
Dividends to preferred stockholders decreased $1.8 million between the three month 2015 and 2014 periods due to the redemption of the Series B preferred stock in the second quarter of 2014. The Company has no remaining outstanding preferred stock as of June 30, 2014 and, as a result, in future periods will have no preferred stock dividends.
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
FFO is used by industry analysts and investors as a supplemental measure of a REIT’s operating performance. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry investors and analysts have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. Thus, NAREIT created FFO as a supplemental measure of REIT operating performance that excludes historical cost depreciation, among other items, from GAAP net income. The use of FFO, combined with the required primary GAAP presentations, has been fundamentally beneficial, improving the understanding of operating results of REITs among the investing public and making comparisons of REIT operating results more meaningful. Company management evaluates operating performance in part based on FFO. Additionally, the Company uses FFO, along with other measures, to assess performance in connection with evaluating and granting incentive compensation to its officers and other key employees. The reconciliation of net income available to common stockholders to FFO is as follows for the three months ended March 31, 2015 and 2014 (in thousands, except per share information):

	Three Months Ended March 31,
	2015	2014
Net Income Available to Common Stockholders	$7,203	$5,200
Depreciation and amortization of real estate assets:
Consolidated properties	35,724	33,955
Share of unconsolidated joint ventures	2,743	2,998
(Gain) loss on sale of depreciated properties:
Consolidated properties	(286)	—
Discontinued properties	551	(6,358)
Share of unconsolidated joint ventures	—	387
Funds From Operations Available to Common Stockholders	$45,935	$36,182
Per Common Share — Basic and Diluted:
Net Income Available	$0.03	$0.03
Funds From Operations	$0.21	$0.19
Weighted Average Shares — Basic	216,568	191,739
Weighted Average Shares — Diluted	216,754	191,952

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

	Three Months Ended March 31,
	2015	2014
Net Operating Income - Consolidated Properties
Rental property revenues	$90,033	$77,484
Rental property expenses	(37,954)	(34,857)
	52,079	42,627
Net Operating Income - Discontinued Operations
Rental property revenues	4	1,356
Rental property expenses	(18)	(464)
	(14)	892
Net Operating Income - Unconsolidated Joint Ventures	5,988	6,499
Total Net Operating Income	$58,053	$50,018

Net Operating Income
Same Property	$43,327	$41,166
Non-Same Property	14,726	8,852
	$58,053	$50,018
Change year over year in Net Operating Income - Same Property	5.2%
Same Property Net Operating Income increased 5.2% between the three month 2015 and 2014 periods, respectively. The increase is primarily attributed to increased rental revenue at American Cancer Society Center, Terminus 200, and 191 Peachtree Tower and to lower expenses at 191 Peachtree Tower.
Net Rental Rates
Net rental rates for the office portfolio increased 1% on new and expanded leases between the three month 2015 and 2014 periods. Net rental rates for the office portfolio increased 15% on renewals between the three month 2015 and 2014 periods. Net rental rates represent average rent per square foot after operating expense reimbursement over the lease term for leased space that has not been vacant for more than one year.

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
At March 31, 2015, the Company had $198.0 million drawn under its Credit Facility and the ability to borrow an additional$302.0 million under the facility.
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
Contractual Obligations and Commitments
At March 31, 2015, the Company was subject to the following contractual obligations and commitments (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 years
Contractual Obligations:
Company debt:
Unsecured Credit Facility and construction facility	$198,000	$—	$—	$198,000	$—
Mortgage notes payable	649,948	22,787	149,084	114,950	363,127
Interest commitments (1)	158,215	32,187	57,481	37,923	30,624
Ground leases	145,907	1,645	3,302	3,312	137,648
Other operating leases	460	231	210	19	—
Total contractual obligations	$1,152,530	$56,850	$210,077	$354,204	$531,399
Commitments:
Unfunded tenant improvements and other	$107,891	$69,035	$22,508	$5,348	$11,000
Letters of credit	1,000	1,000	—	—	—
Performance bonds	1,386	117	100	—	1,169
Total commitments	$110,277	$70,152	$22,608	$5,348	$12,169

(1)	Interest on variable rate obligations is based on rates effective as of March 31, 2015.
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
Cash Flows
The reasons for significant increases and decreases in cash flows between the periods are as follows:
Cash Flows from Operating Activities. Cash provided by operating activities decreased $4.6 million between the three month 2015 and 2014 periods due to the following:

•	Cash flows decreased by $7.8 million due to increased property taxes paid;

•	Cash flows decreased $3.1 million primarily related to an increase in payments associated with restricted stock units.

•	Cash flows increased by $1.4 million due to lower bonuses paid in the first quarter of 2015; and

•	The remaining increase is due to cash provided by the 2014 Northpark and Fifth Third Center acquisitions offset by the 777 Main disposition.
Cash Flows from Investing Activities. Cash flows used in investing activities increased $17.7 million between the three month 2015 and 2014 periods due to the following:

•
Cash flows decreased $18.7 million from proceeds from the sales of investment properties. In the 2014 period, the Company sold Lakeshore Park Plaza, 600 University Park, and 777 Main. In the first quarter of 2015, the Company sold one land parcel;

•	Cash flows decreased $1.3 million from distributions from unconsolidated joint ventures due to the sale of joint venture interests in 2014; and

•
Cash flows increased $1.2 million from property acquisition, development and tenant asset expenditures from the 2014 acquisition of Fifth Third Center, the development of Colorado Tower, and for building improvements at 2100 Ross, Greenway Plaza, Promenade, and 777 Main during 2014.

Cash Flows from Financing Activities. Cash flows provided by financing activities decreased $1.5 million between the three month 2015 and 2014 periods due to the following:

•	Cash flows decreased $98.6 million from common stock issuances. In the 2014 period, the Company issued 8.7 million common shares;

•	Cash flows decreased $3.1 million due to an increase in common dividends paid as a result of an increase in both the number of issued common shares and the dividend rate;

•	Cash flows increased $97.9 million primarily as a result of an increase in net borrowings under the Credit Facility; and

•	Cash flows increased $1.8 million due to a reduction in preferred dividends paid as all remaining preferred shares were redeemed in 2014.

Capital Expenditures. The Company incurs costs related to its real estate assets that include acquisition of properties, development of new properties, redevelopment of existing or newly purchased properties, leasing costs for new or replacement tenants, and ongoing property repairs and maintenance.
Capital expenditures for assets the Company develops or acquires and then holds and operates are included in the property acquisition, development, and tenant asset expenditures line item within investing activities on the statements of cash flows. Amounts accrued are removed from the table below (accrued capital adjustment) to show the components of these costs on a cash basis. Components of costs included in this line item for the three months ended March 31, 2015 and 2014 are as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Development	$4,329	$12,590
Operating — building improvements	3,382	14,064
Operating — leasing costs	23,518	2,387
Capitalized interest	903	253
Capitalized personnel costs	1,652	1,337
Accrued capital adjustment	4,060	6,022
Total property acquisition and development expenditures	$37,844	$36,653
Capital expenditures increased in 2015 mainly due to increased building developments and tenant improvements. These expenditures related mainly to the development of Colorado Tower and for building improvements at 2100 Ross, Greenway Plaza, Promenade, and 816 Congress. Tenant improvements and leasing costs, as well as related capitalized personnel costs, are a function of the number and size of newly executed leases or renewals of existing leases. The amounts of tenant improvement and leasing costs for the Company's office portfolio on a per square foot basis were as follows:

Three Months Ended March 31, 2015
New leases	$6.45
Renewal leases	$3.81
Expansion leases	$4.73
The amounts of tenant improvement and leasing costs on a per square foot basis vary by lease and by market. Given the level of expected leasing and renewal activity, in future periods management expects tenant improvements and leasing costs per square foot to remain consistent with those experienced in the first three months of 2015.
Dividends. The Company paid common dividends of $17.3 million and $14.2 million in the three month 2015 and 2014 periods, respectively. The Company paid preferred dividends of $1.8 million in the three month 2014 period. The Company funded the dividends with cash provided by operating activities with distributions from joint ventures and with borrowings from its Credit Facility. The Company expects that cash flows from operations and distributions from joint ventures will fund its common dividends in the remaining quarters of 2015.
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
Debt. At March 31, 2015, the Company’s unconsolidated joint ventures had aggregate outstanding indebtedness to third parties of $219.4 million. These loans are generally mortgage or construction loans, most of which are non-recourse to the Company, except as described in the paragraphs below. In addition, in certain instances, the Company provides “non-recourse carve-out guarantees” on these non-recourse loans. Certain of these loans have variable interest rates, which creates exposure to the ventures in the form of market risk from interest rate changes.
The Company guarantees repayment of up to $8.6 million of the EP II construction loan, which has a total capacity of $46.0 million. At March 31, 2015, the Company guaranteed $8.6 million, based on amounts outstanding under this loan as of that date. This guarantee may be reduced and/or eliminated based on the achievement of certain criteria.
Critical Accounting Policies

There have been no material changes in the Company's critical accounting policies from those disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes in the Company's critical accounting policies from those disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

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

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings.
Information regarding legal proceedings is described under the subheading "Litigation" in note 6 to the unaudited condensed consolidated financial statements set forth in this Form 10-Q.
Item 1A. Risk Factors.
The Company detailed its risk factors in Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material changes to the risk factors.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
For information on the Company’s equity compensation plans, see note 13 of the Company’s Annual Report on Form 10-K, and note 7 to the unaudited condensed consolidated financial statements set forth in this Form 10-Q. The Company did not make any sales of unregistered securities during the first quarter of 2015.
The Company purchased the following common shares during the first quarter of 2015:

	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)
January 1-31	—	N/A
February 1-28	75,673	$11.04
March 1-31	—	N/A
	75,673	$—
(1) Activity for the first quarter of 2015 related to the remittances of shares for income taxes associated with restricted stock vesting and to the remittance of shares for option exercises.

Item 5.     Other Information.
On May 5, 2015, the Company held its annual meeting of shareholders. Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. The following matters were submitted to a vote of the shareholders:

Proposal 1 - the votes regarding the election of eight directors for a term expiring in 2016 were as follows:

Name	For	Against	Abstentions	Broker Non-Votes
Robert M. Chapman	198,652,301	571,992	702,270	6,659,136
Tom G. Charlesworth	198,292,211	884,847	749,505	6,659,136
Lawrence L. Gellerstedt III	199,077,626	82,226	766,711	6,659,136
Lillian C. Giornelli	197,427,932	899,203	1,599,428	6,659,136
S. Taylor Glover	199,208,451	56,833	661,279	6,659,136
James H. Hance, Jr.	192,595,209	3,934,851	3,396,503	6,659,136
Donna W. Hyland	197,449,393	1,735,051	742,119	6,659,136
R. Dary Stone	199,080,881	73,021	772,661	6,659,136

Proposal 2 - the advisory votes on executive compensation, often referred to as “say on pay,” were as follows:

For	Against	Abstentions	Broker Non-Votes
195,299,403	4,529,614	97,546	6,659,136

Proposal 3 - the votes to ratify the appointment of Deloitte & Touche LLP as the Company's independent registered public accounting firm for the fiscal year ending December 31, 2015 were as follows:

For	Against	Abstentions
203,582,014	2,977,373	26,312

Item 3. Exhibits.

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

*	Data required by ASC 260, “Earnings per Share,” is provided in note 8 to the condensed consolidated financial statements included in this report.
†	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COUSINS PROPERTIES INCORPORATED
/s/ Gregg D. Adzema
Gregg D. Adzema
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)
Date: May 6, 2015