Form 10-K/A
period 2014-12-31
COUSINS PROPERTIES INC
filed 2015-05-07
CIK 25232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
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

EXPLANATORY NOTE

This Annual Report Form 10-K/A (the “Amendment”) amends the Registrant’s Annual Report on Form 10-K, as filed by the Registrant with the Securities and Exchange Commission on February 12, 2015, and is being filed to correct certain typographical errors on the consolidated statements of equity and consolidated statements of cash flows as follows:

Consolidated Statements of Equity:

•	Removed the line entitled “Contributions from nonredeemable noncontrolling interests” in the 2012 section;

•	Inserted the line “Stock option exercises” in the 2013 section;

•	Inserted the line “Common stock offering, net of issuance costs” in the 2013 section;

•	Inserted the line “Redemption of preferred shares” in the 2013 section.

Consolidated Statements of Cash Flows:

•	Changed the amount in the 2012 column under the line “Cash and Cash Equivalents at Beginning of Period.”

No other changes are being made pursuant to this Amendment. This Amendment does not reflect events occurring after the filing of the Form 10-K or modify or update those disclosures that may be affected by subsequent events. For convenience, the entire Annual Report on Form 10-K, as amended, is being re-filed.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Cousins Properties Incorporated (Registrant)
Dated:	May 7, 2015
		BY:	/s/ Gregg D. Adzema
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

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
Years Ended December 31, 2014, 2013 and 2012
(In thousands)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Treasury Stock	Distributions in Excess of Cumulative Net Income	Stockholders’ Investment	Nonredeemable Noncontrolling Interests	Total Equity
Balance December 31, 2011	$169,602	$107,272	$687,835	$(86,840)	$(274,177)	$603,692	$33,703	$637,395
Net income (loss)	—	—	—	—	45,728	45,728	4,194	49,922
Common stock issued pursuant to:
Director stock grants	—	72	468	—	—	540	—	540
Stock option exercises	—	—	—	—	—	—	—	—
Restricted stock grants, net of amounts withheld for income taxes	—	452	(659)	—	—	(207)	—	(207)
Amortization of stock options and restricted stock, net of forfeitures	—	(136)	2,380	—	—	2,244	—	2,244
Distribution to nonredeemable noncontrolling interests	—	—	—	—	—	—	(15,286)	(15,286)
Change in fair value of redeemable noncontrolling interests	—	—	—	—	—	—	—	—
Preferred dividends	—	—	—	—	(12,907)	(12,907)	—	(12,907)
Common dividends	—	—	—	—	(18,748)	(18,748)	—	(18,748)
Balance December 31, 2012	$169,602	$107,660	$690,024	$(86,840)	$(260,104)	$620,342	$22,611	$642,953
Net income	—	—	—	—	121,761	121,761	5,000	126,761
Common stock issued pursuant to:
Director stock grants	—	50	494	—	—	544	—	544
Stock option exercises	—	31	(202)	—	—	(171)	—	(171)
Common stock offering, net of issuance costs	—	85,507	740,726	—	—	826,233	—	826,233
Restricted stock grants, net of amounts withheld for income taxes	—	30	(1,209)	—	—	(1,179)	—	(1,179)
Amortization of stock options and restricted stock, net of forfeitures	—	(42)	1,940	—	—	1,898	—	1,898
Distributions to nonredeemable noncontrolling interests	—	—	—	—	—	—	(26,040)	(26,040)
Redemption of preferred shares	(74,827)	—	(10,822)	—	10,822	(74,827)	—	(74,827)
Preferred dividends	—	—	—	—	(10,008)	(10,008)	—	(10,008)
Common dividends	—	—	—	—	(27,192)	(27,192)	—	(27,192)
Balance Balance December 31, 2013	$94,775	$193,236	$1,420,951	$(86,840)	$(164,721)	$1,457,401	$1,571	$1,458,972
Net income	—	—	—	—	52,004	52,004	1,004	53,008
Common stock issued pursuant to:
Director stock grants	—	55	598	—	—	653	—	653
Stock option exercises	—	48	(326)	—	—	(278)	—	(278)
Common stock offering, net of issuance costs	—	26,700	295,196	—	—	321,896	—	321,896
Restricted stock grants, net of amounts withheld for income taxes	—	53	(978)	—	—	(925)	—	(925)
Amortization of stock options and restricted stock, net of forfeitures	—	(9)	2,001	—	—	1,992	—	1,992
Distributions to noncontrolling interests	—	—	—	—	—	—	(2,575)	(2,575)
Redemption of preferred shares	(94,775)	—	3,530	—	(3,530)	(94,775)	—	(94,775)
Preferred dividends	—	—	—	—	(2,955)	(2,955)	—	(2,955)
Common dividends	—	—	—	—	(61,555)	(61,555)	—	(61,555)
Balance Balance December 31, 2014	$—	$220,083	$1,720,972	$(86,840)	$(180,757)	$1,673,458	$—	$1,673,458

See notes to consolidated financial statements.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)

	Year Ended December 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$53,008	$126,829	$47,919
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Impairment losses, including discontinued operations	—	—	14,278
Gain on sale of investment properties, including discontinued operations	(31,894)	(68,200)	(15,001)
Gain on sale of third party management and leasing business	—	(4,577)	(7,459)
Loss on extinguishment of debt, including discontinued operations	—	—	94
Depreciation and amortization, including discontinued operations	141,022	76,478	52,439
Amortization of deferred financing costs	604	615	1,056
Amortization of stock options and restricted stock, net of forfeitures	1,992	1,898	2,244
Effect of certain non-cash adjustments to rental revenues	(30,039)	(11,660)	(3,938)
Income from unconsolidated joint ventures	(11,268)	(67,325)	(39,258)
Operating distributions from unconsolidated joint ventures	10,296	67,101	37,379
Land and multi-family cost of sales, net of closing costs paid	302	967	1,659
Changes in other operating assets and liabilities:
Change in other receivables and other assets, net	(644)	(9,619)	(851)
Change in operating liabilities	9,021	24,833	4,761
Net cash provided by operating activities	142,400	137,340	95,322
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from investment property sales	244,471	178,966	273,386
Proceeds from sale of third party management and leasing business	—	4,577	8,247
Property acquisition, development and tenant asset expenditures	(710,743)	(1,526,263)	(105,069)
Investment in unconsolidated joint ventures	(18,342)	(11,922)	(6,619)
Distributions from unconsolidated joint ventures	26,179	88,635	67,435
Collection of notes receivable	1,020	1,580	—
Change in notes receivable and other assets	(2,839)	(1,655)	2,504
Change in restricted cash	(1,361)	(111)	2,077
Net cash provided by (used in) investing activities	(461,615)	(1,266,193)	241,961
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facility	764,575	365,075	417,900
Repayment of credit facility	(664,450)	(325,000)	(616,150)
Proceeds from other notes payable	85,068	304,275	113,026
Repayment of notes payable	(22,943)	(77,887)	(28,808)
Payment of loan issuance costs	(3,995)	(1,693)	(3,419)
Common stock issued, net of expenses	321,845	826,233	—
Common dividends paid	(61,555)	(27,192)	(18,748)
Preferred dividends paid	(2,955)	(10,008)	(12,907)
Redemption of preferred shares	(94,775)	(74,827)	—
Distributions to noncontrolling interests	(2,575)	(26,040)	(16,143)
Net cash provided by (used in) financing activities	318,240	952,936	(165,249)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(975)	(175,917)	172,034
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	975	176,892	4,858
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$975	$176,892
See notes to consolidated financial statements.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
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