Form 10-Q
period 2015-06-30
COUSINS PROPERTIES INC
filed 2015-07-28
CIK 25232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 23, 2015
Common Stock, $1 par value per share	216,685,420 shares

FORWARD-LOOKING STATEMENTS

Certain matters contained in this report are “forward-looking statements” within the meaning of the federal securities laws and are subject to uncertainties and risks, as itemized in Item 1A included in the Annual Report on Form 10-K/A for the year ended December 31, 2014. These forward-looking statements include information about possible or assumed future results of the business and our financial condition, liquidity, results of operations, plans, and objectives. They also include, among other things, statements regarding subjects that are forward-looking by their nature, such as:

•	our business and financial strategy;
•our ability to obtain future financing arrangements;
•future acquisitions and future dispositions of operating assets;
•future acquisitions of land;
•future development and redevelopment opportunities;
•future dispositions of land and other non-core assets;
•projected operating results;
•market and industry trends;
•future distributions;
•projected capital expenditures; and
•interest rates.
Any forward-looking statements are based upon management's beliefs, assumptions, and expectations of our future performance, taking into account information currently available. These beliefs, assumptions, and expectations may change as a result of possible events or factors, not all of which are known. If a change occurs, our business, financial condition, liquidity, and results of operations may vary materially from those expressed in forward-looking statements. Actual results may vary from forward-looking statements due to, but not limited to, the following:

•	the availability and terms of capital and financing;

•	the ability to refinance or repay indebtedness as it matures;

•	the failure of purchase, sale, or other contracts to ultimately close;

•	the failure to achieve anticipated benefits from acquisitions and investments or from dispositions;

•	the potential dilutive effect of common stock offerings;

•	the availability of buyers and adequate pricing with respect to the disposition of assets;

•	risks related to the geographic concentration of our portfolio, including, but not limited to, metropolitan Houston and metropolitan Atlanta;

•	risks related to industry concentration of our portfolio including, but, not limited to, the energy industry;

•	risks and uncertainties related to national and local economic conditions, the real estate industry in general, and the commercial real estate markets in particular;

•	changes to our strategy with regard to land and other non-core holdings that require impairment losses to be recognized;

•	leasing risks, including the ability to obtain new tenants or renew expiring tenants, and the ability to lease newly developed and/or recently acquired space;

•	the adverse change in the financial condition of one or more of our major tenants;

•	volatility in interest rates and insurance rates;

•	the availability of sufficient investment opportunities;

•	competition from other developers or investors;

•	the risks associated with real estate developments (such as zoning approval, receipt of required permits, construction delays, cost overruns, and leasing risk);

•	the loss of key personnel;

•	the potential liability for uninsured losses, condemnation, or environmental issues;

•	the potential liability for a failure to meet regulatory requirements;

•	the financial condition and liquidity of, or disputes with, joint venture partners;

•	any failure to comply with debt covenants under credit agreements; and

•	any failure to continue to qualify for taxation as a real estate investment trust.
The words “believes,” “expects,” “anticipates,” “estimates,” “plans,” “may,” “intend,” “will,” or similar expressions are intended to identify forward-looking statements. Although we believe that our plans, intentions, and expectations reflected in any forward-looking statements are reasonable, we can give no assurance that such plans, intentions, or expectations will be achieved. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information, or otherwise, except as required under U.S. federal securities laws.

PART I — FINANCIAL INFORMATION
Item 1.    Financial Statements.
COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share and per share amounts)

	June 30, 2015	December 31, 2014
	(unaudited)
Assets:
Real estate assets:
Operating properties, net of accumulated depreciation of $360,700 and $324,543 in 2015 and 2014, respectively	$2,203,091	$2,181,684
Projects under development	16,207	91,615
Land	12,355	21,646
	2,231,653	2,294,945
Real estate assets and other assets held for sale, net of accumulated depreciation and amortization of $20,884 in 2015	86,775	—

Cash and cash equivalents	1,972	—
Restricted cash	5,430	5,042
Notes and accounts receivable, net of allowance for doubtful accounts of $2,006 and $1,643 in 2015 and 2014, respectively	13,299	10,732
Deferred rents receivable	63,755	57,939
Investment in unconsolidated joint ventures	103,665	100,498
Intangible assets, net of accumulated amortization of $88,776 and $76,050 in 2015 and 2014, respectively	139,557	163,244
Other assets	39,360	34,930
Total assets	$2,685,466	$2,667,330
Liabilities:
Notes payable	$849,772	$792,344
Accounts payable and accrued expenses	56,700	76,240
Deferred income	23,290	23,277
Intangible liabilities, net of accumulated amortization of $21,925 and $16,897 in 2015 and 2014, respectively	64,557	70,020
Other liabilities	33,318	31,991
Liabilities of real estate assets held for sale, net of accumulated amortization of $308 in 2015	3,132	—
Total liabilities	1,030,769	993,872
Commitments and contingencies	—	—
Equity:
Stockholders' investment:
Common stock, $1 par value, 350,000,000 shares authorized, 220,255,502 and 220,082,610 shares issued in 2015 and 2014, respectively	220,256	220,083
Additional paid-in capital	1,721,560	1,720,972
Treasury stock at cost, 3,570,082 shares in 2015 and 2014	(86,840)	(86,840)
Distributions in excess of cumulative net income	(200,279)	(180,757)
Total equity	1,654,697	1,673,458
Total liabilities and equity	$2,685,466	$2,667,330

See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues:
Rental property revenues	$96,177	$80,034	$186,216	$157,518
Fee income	1,704	2,025	3,520	4,363
Other	22	2,446	143	4,347
	97,903	84,505	189,879	166,228
Costs and expenses:
Rental property operating expenses	41,387	35,959	79,340	70,816
Reimbursed expenses	717	988	1,828	1,920
General and administrative expenses	5,936	5,756	9,431	11,366
Interest expense	7,869	6,970	15,546	14,137
Depreciation and amortization	34,879	35,135	71,026	69,274
Separation expenses	—	—	102	84
Acquisition and related costs	2	149	85	171
Other	341	877	698	1,370
	91,131	85,834	178,056	169,138
Income (loss) from continuing operations before taxes, unconsolidated joint ventures, and sale of investment properties	6,772	(1,329)	11,823	(2,910)
Benefit for income taxes from operations	—	9	—	21
Income from unconsolidated joint ventures	1,761	2,027	3,372	3,313
Income from continuing operations before gain on sale of investment properties	8,533	707	15,195	424
Gain (loss) on sale of investment properties	(576)	1,327	530	1,488
Income from continuing operations	7,957	2,034	15,725	1,912
Income (loss) from discontinued operations:
Income (loss) from discontinued operations	(6)	566	(19)	1,457
Gain (loss) on sale from discontinued operations	—	14	(551)	6,379
	(6)	580	(570)	7,836
Net income	7,951	2,614	15,155	9,748
Net income attributable to noncontrolling interests	—	(129)	—	(284)
Net income attributable to controlling interests	7,951	2,485	15,155	9,464
Dividends to preferred stockholders	—	(1,178)	—	(2,955)
Preferred share original issuance costs	—	(3,530)	—	(3,530)
Net income (loss) available to common stockholders	$7,951	$(2,223)	$15,155	$2,979
Per common share information — basic and diluted:
Income (loss) from continuing operations attributable to controlling interest	$0.04	$(0.01)	$0.07	$(0.02)
Income from discontinued operations	—	—	—	0.04
Net income (loss) available to common stockholders	$0.04	$(0.01)	$0.07	$0.02
Weighted average shares — basic	216,630	198,440	216,599	195,108
Weighted average shares — diluted	216,766	198,440	216,753	195,347
Dividends declared per common share	$0.080	$0.075	$0.160	$0.150

See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
Six Months Ended June 30, 2015 and 2014
(unaudited, in thousands)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Treasury Stock	Distributions in Excess of Net Income	Stockholders’ Investment	Nonredeemable Noncontrolling Interests	Total Equity
Balance December 31, 2014	$—	$220,083	$1,720,972	$(86,840)	$(180,757)	$1,673,458	$—	$1,673,458
Net income	—	—	—	—	15,155	15,155	—	15,155
Common stock issued pursuant to:
Director stock grants	—	79	686	—	—	765	—	765
Stock option exercises	—	4	(19)	—	—	(15)	—	(15)
Restricted stock grants, net of amounts withheld for income taxes	—	90	(911)	—	—	(821)	—	(821)
Amortization of stock options and restricted stock, net of forfeitures	—	—	808	—	—	808	—	808
Common dividends	—	—	—	—	(34,677)	(34,677)	—	(34,677)
Other	—	—	24	—	—	24	—	24
Balance June 30, 2015	$—	$220,256	$1,721,560	$(86,840)	$(200,279)	$1,654,697	$—	$1,654,697

Balance December 31, 2013	$94,775	$193,236	$1,420,951	$(86,840)	$(164,721)	$1,457,401	$1,571	$1,458,972
Net income	—	—	—	—	9,464	9,464	284	9,748
Common stock issued pursuant to:
Director stock grants	—	55	598	—	—	653	—	653
Stock option exercises	—	3	(23)	—	—	(20)	—	(20)
Common stock offering, net of issuance costs	—	8,700	89,819	—	—	98,519	—	98,519
Restricted stock grants, net of amounts withheld for income taxes	—	53	(978)	—	—	(925)	—	(925)
Amortization of stock options and restricted stock, net of forfeitures	—	(3)	1,062	—	—	1,059	—	1,059
Distributions to nonredeemable noncontrolling interests	—	—	—	—	—	—	(281)	(281)
Redemption of preferred shares	(94,775)	—	3,530	—	(3,530)	(94,775)	—	(94,775)
Preferred dividends	—	—	—	—	(2,955)	(2,955)	—	(2,955)
Common dividends	—	—	—	—	(29,115)	(29,115)	—	(29,115)
Balance June 30, 2014	$—	$202,044	$1,514,959	$(86,840)	$(190,857)	$1,439,306	$1,574	$1,440,880
See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$15,155	$9,748
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) loss on sale of investment properties, including discontinued operations	21	(7,867)
Depreciation and amortization, including discontinued operations	70,381	69,354
Amortization of deferred financing costs	716	604
Amortization of stock options and restricted stock, net of forfeitures	808	1,059
Effect of certain non-cash adjustments to rental revenues	(15,047)	(15,139)
Income from unconsolidated joint ventures	(3,372)	(3,313)
Operating distributions from unconsolidated joint ventures	1,820	3,165
Land and multi-family cost of sales, net of closing costs paid	—	255
Changes in other operating assets and liabilities:
Change in other receivables and other assets, net	(10,106)	(680)
Change in operating liabilities	(15,311)	(7,133)
Net cash provided by operating activities	45,065	50,053
Cash flows from investing activities:
Proceeds from investment property sales	9,164	29,050
Property acquisition, development, and tenant asset expenditures	(73,344)	(70,730)
Investment in unconsolidated joint ventures	(3,443)	(7,752)
Distributions from unconsolidated joint ventures	1,649	4,112
Change in notes receivable and other assets	772	(2,332)
Change in restricted cash	(652)	(1,094)
Net cash used in investing activities	(65,854)	(48,746)
Cash flows from financing activities:
Proceeds from credit facility	114,100	213,325
Repayment of credit facility	(52,300)	(172,950)
Repayment of notes payable	(4,371)	(4,617)
Payment of loan issuance costs	—	(3,176)
Common stock issued, net of expenses	9	98,519
Redemption of preferred shares	—	(94,775)
Common dividends paid	(34,677)	(29,115)
Preferred dividends paid	—	(2,955)
Distributions to noncontrolling interests	—	(281)
Net cash provided by financing activities	22,761	3,975
Net increase in cash and cash equivalents	1,972	5,282
Cash and cash equivalents at beginning of period	—	975
Cash and cash equivalents at end of period	$1,972	$6,257

Interest paid, net of amounts capitalized	$15,477	$14,256

Significant non-cash transactions:
Change in accrued property acquisition, development, and tenant asset expenditures	$416	$999
Transfer from operating properties to real estate assets and other assets held for sale	86,775	—
Transfer from operating properties to liabilities of real estate assets held for sale	3,132	—

See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
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
The condensed consolidated financial statements are unaudited and were prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, these financial statements reflect all adjustments necessary (which adjustments are of a normal and recurring nature) for the fair presentation of the Company's financial position as of June 30, 2015 and the results of operations for the three and six months ended June 30, 2015 and 2014. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of results expected for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2014. The accounting policies employed are substantially the same as those shown in note 2 to the consolidated financial statements included in such Form 10-K/A.
For the three and six months ended June 30, 2015 and 2014, there were no items of other comprehensive income. Therefore, no presentation of comprehensive income is required.
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
In April 2014, the FASB issued new guidance related to the presentation of discontinued operations. Prior to this new guidance, the Company included activity for all operating properties held for sale and disposals in which it did not have "continuing involvement", in discontinued operations on the statements of operations. Under the new guidance, only assets held for sale and disposals representing a major strategic shift in operations, such as the disposal of a line of business, a significant geographical area, or a major equity investment, will be presented as discontinued operations. Additionally, the new guidance requires expanded disclosures about discontinued operations that will provide more information about their assets, liabilities, income, and expenses. The guidance was effective for periods beginning after December 15, 2014 with early adoption permitted. The Company adopted this guidance in 2014.
In May 2014, the FASB issued new guidance related to the accounting for revenue from contracts with customers. Under the new guidance, companies will recognize revenue when the seller satisfies a performance obligation, which would be when the buyer takes control of the good or service. This new guidance could result in different amounts of revenue being recognized and could result in revenue being recognized in different reporting periods than under the current guidance. The new guidance specifically excludes revenue associated with lease contracts. The guidance is effective for periods beginning after December 15, 2017, with early adoption permitted for periods beginning after December 15, 2016. The Company expects to adopt this guidance effective January 1, 2018, and is currently assessing the potential impact of adopting the new guidance.
In February 2015, the FASB issued new guidance which amends the consolidation requirements in ASC 810. All legal entities are subject to reevaluation under the revised consolidation model. The amendment modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities or voting interest entities. It also eliminates the presumption that a general partner should consolidate a limited partnership. The guidance is effective for public entities with periods beginning after December 15, 2015 with early adoption permitted. The Company expects to adopt this guidance effective January 1, 2016, and is currently assessing the potential impact of adopting the new guidance.
In April 2015, the FASB issued new guidance which changes the presentation of debt issuance costs in financial statements. Under the new guidance, companies will present debt issuance costs as a direct deduction from the related debt rather than as an asset. These costs will continue to be amortized into interest expense. The guidance is effective for periods beginning after December 15, 2015 with early adoption permitted. The Company expects to adopt this guidance effective January 1, 2016, and the Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.
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
2.    REAL ESTATE ASSETS HELD FOR SALE

During the second quarter of 2015, the Company determined that 2100 Ross, an 844,000 square foot office property in Dallas, Texas, met the criteria for held for sale. The Company also determined the sale of the property would not represent a strategic shift in operations and, therefore, it is presented in continuing operations for all periods present. This property is also classified as an office segment under segment reporting requirements. The Company transferred the assets and liabilities of 2100 Ross to assets and liabilities held for sale on the Condensed Consolidated Balance Sheet as of June 30, 2015.
The major classes of assets and liabilities of the property held for sale as of June 30, 2015 are as follows (in thousands):

Real estate assets and related assets held for sale
Operating Properties, net of accumulated depreciation of $13,294	$74,667
Notes and accounts receivable	560
Deferred rents receivable	6,195
Intangible assets, net of accumulated amortization of $7,590	4,391
Other assets	962
$86,775

Liabilities of real estate assets held for sale
Accounts payable and accrued expenses	$2,319
Intangible liabilities, net of accumulated amortization of $308	128
Other liabilities	685
$3,132

3. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

The Company describes its investments in unconsolidated joint ventures in note 5 of notes to consolidated financial statements in its Annual Report on Form 10-K/A for the year ended December 31, 2014. The following table summarizes balance sheet data of the Company's unconsolidated joint ventures as of June 30, 2015 and December 31, 2014 (in thousands):

	Total Assets		Total Debt		Total Equity		Company’s Investment
SUMMARY OF FINANCIAL POSITION:	2015	2014	2015	2014	2015	2014	2015		2014
Terminus Office Holdings	$291,133	$288,415	$212,444	$213,640	$64,374	$62,830	$32,916		$32,323
EP I LLC	84,490	85,228	58,029	58,029	24,611	26,671	22,217		22,905
EP II LLC	65,213	42,772	32,879	12,735	24,858	24,969	19,839		19,905
Charlotte Gateway Village, LLC	127,949	130,272	26,676	35,530	87,736	92,808	11,201		11,218
HICO Victory Center LP	12,458	10,450	—	—	12,204	10,450	8,636		7,572
CL Realty, L.L.C.	7,403	7,264	—	—	7,285	7,042	3,676		3,546
Temco Associates, LLC	6,536	6,910	—	—	6,144	6,709	2,769		3,027
Carolina Square Holdings LP	4,960	—	—	—	4,960	—	2,409		—
Wildwood Associates	16,440	16,400	—	—	16,402	16,389	(1,136)	(1)	(1,106)	(1)
Crawford Long - CPI, LLC	30,986	29,946	75,000	75,000	(57,595)	(45,762)	(21,722)	(1)	(21,931)	(1)
Other	1,118	1,411	—	—	906	979	2		2
	$648,686	$619,068	$405,028	$394,934	$191,885	$203,085	$80,807		$77,461
(1) Negative balances are included in deferred income on the balance sheets.
The following table summarizes statement of operations information of the Company's unconsolidated joint ventures for the six months ended June 30, 2015 and 2014 (in thousands):

	Total Revenues		Net Income (Loss)		Company's Share of Income (Loss)
SUMMARY OF OPERATIONS:	2015	2014	2015	2014	2015	2014
Terminus Office Holdings	$19,638	$19,357	$1,139	$(2)	$570	$(23)
EP I LLC	6,218	5,975	1,480	1,417	1,112	1,062
Charlotte Gateway Village, LLC	16,913	16,732	6,225	5,689	589	588
CL Realty, L.L.C.	469	827	243	550	130	264
Temco Associates, LLC	1,144	714	435	114	242	(34)
Wildwood Associates	—	29	(58)	(86)	(30)	(30)
Crawford Long - CPI, LLC	6,139	5,881	1,446	1,348	728	701
Cousins Watkins LLC	—	2,526	—	159	—	1,133
Other	12	5	(181)	(180)	31	(348)
	$50,533	$52,046	$10,729	$9,009	$3,372	$3,313
On May 1, 2015, Carolina Square Holdings LP ("Carolina Square") was formed between the Company and NR 123 Franklin LLC ("Northwood Ravin"). Carolina Square is a 50-50 joint venture formed for the purpose of developing and constructing a mixed-use property in Chapel Hill, North Carolina pursuant to a ground lease. Upon formation, each partner contributed $1.7 million in cash towards pre-development costs. Carolina Square also entered into a construction loan agreement, secured by the project, which is expected to provide up to $79.8 million to fund future construction costs. The loan bears interest at LIBOR plus 1.90% and matures on May 1, 2018. The Company and Northwood Ravin will each guarantee 12.5% of the loan amount.
4. INTANGIBLE ASSETS
Intangible assets on the balance sheets as of June 30, 2015 and December 31, 2014 included the following (in thousands):

	June 30, 2015	December 31, 2014
In-place leases, net of accumulated amortization of $74,457 and $62,302 in 2015 and 2014, respectively	$126,539	$147,360
Above-market tenant leases, net of accumulated amortization of $14,319 and $13,748 in 2015 and 2014, respectively	9,151	12,017
Goodwill	3,867	3,867
	$139,557	$163,244

Goodwill relates entirely to the office reportable segment. As office assets are sold, either by the Company or by joint ventures in which the Company has an ownership interest, goodwill is reduced. The following is a summary of goodwill activity for the six months ended June 30, 2015 and 2014 (in thousands):

	Six Months Ended June 30,
	2015	2014
Beginning balance	$3,867	$4,131
Allocated to property sales	—	(30)
Ending balance	$3,867	$4,101
5. OTHER ASSETS
Other assets on the balance sheets as of June 30, 2015 and December 31, 2014 included the following (in thousands):

	June 30, 2015	December 31, 2014
Lease inducements, net of accumulated amortization of $7,057 and $5,475 in 2015 and 2014, respectively	$14,233	$12,245
FF&E and leasehold improvements, net of accumulated depreciation of $21,512 and $19,137 in 2015 and 2014, respectively	12,577	10,590
Loan closing costs, net of accumulated amortization of $3,001 and $2,286 in 2015 and 2014, respectively	6,171	6,878
Prepaid expenses and other assets	5,250	3,428
Predevelopment costs and earnest money	1,129	1,789
	$39,360	$34,930

6. NOTES PAYABLE
The following table summarizes the terms and amounts of the Company’s notes payable at June 30, 2015 and December 31, 2014 ($ in thousands):

Description	Interest Rate	Maturity	June 30, 2015	December 31, 2014
Credit Facility, unsecured	1.29%	2019	$202,000	$140,200
Post Oak Central mortgage note	4.26%	2020	183,457	185,109
The American Cancer Society Center mortgage note	6.45%	2017	130,215	131,083
Promenade mortgage note	4.27%	2022	109,588	110,946
191 Peachtree Tower mortgage note	3.35%	2018	100,000	100,000
816 Congress mortgage note	3.75%	2024	85,000	85,000
Meridian Mark Plaza mortgage note	6.00%	2020	25,197	25,408
The Points at Waterview mortgage note	5.66%	2016	14,315	14,598
			$849,772	$792,344

Fair Value
At June 30, 2015 and December 31, 2014, the aggregate estimated fair values of the Company's notes payable were $881.0 million and $835.4 million, respectively, calculated by discounting the debt's remaining contractual cash flows at estimated rates at which similar loans could have been obtained at those respective dates. The estimate of the current market rate, which is the most significant input in the discounted cash flow calculation, is intended to replicate debt of similar maturity and loan-to-value relationship. These fair value calculations are considered to be Level 2 under the guidelines as set forth in ASC 820, Fair Value Measurement, as the Company utilizes market rates for similar type loans from third party brokers.
Other Information
For the three and six months ended June 30, 2015 and 2014, interest expense was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Total interest incurred	$8,683	$7,580	$17,263	$15,120
Interest capitalized	(814)	(610)	(1,717)	(983)
Total interest expense	$7,869	$6,970	$15,546	$14,137
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
7. COMMITMENTS AND CONTINGENCIES

Commitments
At June 30, 2015, the Company had outstanding letters of credit and performance bonds totaling $2.0 million. As a lessor, the Company had $106.3 million in future obligations under leases to fund tenant improvements as of June 30, 2015. As a lessee, the Company had future obligations under ground and office leases of $146.0 million as of June 30, 2015.
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

8. STOCK-BASED COMPENSATION
The Company has several types of stock-based compensation - stock options, restricted stock, and restricted stock units (“RSUs”) - which are described in note 13 of notes to consolidated financial statements in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2014. The expense related to a portion of the stock-based compensation awards is fixed. The expense related to other stock-based compensation awards fluctuates from period to period dependent, in part, on the Company's stock price and stock performance relative to its peers. The Company recorded stock-based compensation expense, net of forfeitures, of $2.0 million and $2.4 million for the three months ended June 30, 2015 and 2014, respectively and $1.9 million and $4.8 million for the six months ended June 30, 2015 and 2014, respectively.
The Company maintains the 2009 Incentive Stock Plan (the "2009 Plan") and the 2005 Restricted Stock Unit Plan (the “RSU Plan”), which are described in note 13 of notes to consolidated financial statements in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2014. Under the 2009 Plan, the Company made restricted stock grants in 2015 of 165,922 shares to key employees, which vest ratably over a three-year period. Under the RSU Plan, the Company awarded two types of RSUs to key employees based on the following metrics: (1) Total Stockholder Return of the Company, as defined in the RSU Plan, as compared to the companies in the SNL US REIT Office index (“SNL RSUs”), and (2) the ratio of cumulative funds from operations per share to targeted cumulative funds from operations per share (“FFO RSUs”) as defined in the RSU Plan. The performance period for both awards is January 1, 2015 to December 31, 2017, and the targeted units awarded of SNL RSUs and FFO RSUs is 175,849 and 68,110, respectively. The ultimate payout of these awards can range from 0% to 200% of the targeted number of units depending on the achievement of the market and performance metrics described above. Both of these RSUs cliff vest on January 30, 2017 and are dependent upon the attainment of required service, market and performance criteria. The number of RSUs vesting will be determined at that date, and the payout per unit will be equal to the average closing price on each trading day during the 30-day period ending on December 31, 2017. The SNL RSUs are valued using a quarterly Monte Carlo valuation and are expensed over the vesting period. The FFO RSUs are expensed over the vesting period using the fair market value of the Company's stock at the reporting date multiplied by the anticipated number of units to be paid based on the current estimate of what the ratio is expected to be upon vesting.
9. EARNINGS PER SHARE
Net income per share-basic is calculated as net income available to common stockholders divided by the weighted average number of common shares outstanding during the period, including nonvested restricted stock which has nonforfeitable dividend rights. Net income per share-diluted is calculated as net income available to common stockholders divided by the diluted weighted average number of common shares outstanding during the period. Diluted weighted average number of common shares uses the same weighted average share number as in the basic calculation and adds the potential dilution, if any, that would occur if stock options (or any other contracts to issue common stock) were exercised and resulted in additional common shares outstanding, calculated using the treasury stock method. The numerator is reduced for the effect of preferred dividends in both the basic and diluted net income per share calculations. Weighted average shares-basic and diluted for the three and six months ended June 30, 2015 and 2014, respectively, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Weighted average shares — basic	216,630	198,440	216,599	195,108
Dilutive potential common shares — stock options	136	—	154	239
Weighted average shares — diluted	216,766	198,440	216,753	195,347
Weighted average anti-dilutive stock options	1,553	2,200	1,553	2,200
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

10. SUBSEQUENT EVENTS

In July 2015, the Company purchased a 4.16 acre site for $27.0 million in Atlanta, Georgia for the development of NCR Corporation’s headquarters building. The site is expected to include an approximately 485,000 square foot office building, which is 100% pre-leased to NCR Corporation for 15 years. The site also includes a parcel for a potential future second phase.
11. REPORTABLE SEGMENTS
The Company has four reportable segments: Office, Retail, Land and Other. These reportable segments represent an aggregation of operating segments reported to the chief operating decision maker based on similar economic characteristics that include the type of product and the nature of service. Each segment includes both consolidated operations and joint ventures, where applicable. The Office and Retail segments show the results for that product type. The Land segment includes results of operations for residential and commercial land holdings. The Other segment includes:

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

Three Months Ended June 30, 2015	Office	Retail	Land	Other	Total
Net operating income	$59,269	$—	$—	$1,505	$60,774
Sales less costs of sales	—	—	(324)	—	(324)
Fee income	—	—	—	1,704	1,704
Other income	—	—	—	238	238
General and administrative expenses	—	—	—	(5,942)	(5,942)
Reimbursed expenses	—	—	—	(717)	(717)
Interest expense	—	—	—	(9,696)	(9,696)
Other expenses	—	—	—	(799)	(799)
Funds from operations available to common stockholders	$59,269	$—	$(324)	$(13,707)	45,238
Real estate depreciation and amortization, including Company's share of joint ventures					(37,277)
Loss on sale of depreciated investment properties, including Company's share of joint ventures					(10)
Net income available to common stockholders					$7,951

Three Months Ended June 30, 2014	Office	Retail	Land	Other	Total
Net operating income	$48,821	$1,288	$—	$1,179	$51,288
Sales less costs of sales	—	—	1,331	42	1,373
Fee income	—	—	—	2,025	2,025
Other income	—	—	—	2,256	2,256
General and administrative expenses	—	—	—	(5,756)	(5,756)
Reimbursed expenses	—	—	—	(988)	(988)
Interest expense	—	—	—	(8,813)	(8,813)
Other expenses	—	—	—	(893)	(893)
Preferred stock dividends and original issuance costs	—	—	—	(4,708)	(4,708)
Funds from operations available to common stockholders	$48,821	$1,288	$1,331	$(15,656)	35,784
Real estate depreciation and amortization, including Company's share of joint ventures					(38,022)
Gain on sale of depreciated investment properties including the Company's share of joint ventures					15
Net loss available to common stockholders					$(2,223)

Six Months Ended June 30, 2015	Office	Retail	Land	Other	Total
Net operating income	$116,003	$—	$—	$2,824	$118,827
Sales less costs of sales	—	—	486	—	486
Fee income	—	—	—	3,520	3,520
Other income	—	—	—	645	645
Separation expenses	—	—	—	(102)	(102)
General and administrative expenses	—	—	—	(9,435)	(9,435)
Reimbursed expenses	—	—	—	(1,828)	(1,828)
Interest expense	—	—	—	(19,194)	(19,194)
Other expenses	—	—	—	(1,746)	(1,746)
Funds from operations available to common stockholders	$116,003	$—	$486	$(25,316)	91,173
Real estate depreciation and amortization, including Company's share of joint ventures					(75,743)
Loss on sale of depreciated investment properties, including Company's share of joint ventures					(275)
Net income available to common stockholders					$15,155

Six Months Ended June 30, 2014	Office	Retail	Land	Other	Total
Net operating income	$96,419	$2,591	$—	$2,296	$101,306
Sales less costs of sales	—	—	1,491	42	1,533
Fee income	—	—	—	4,363	4,363
Other income	—	—	—	4,172	4,172
Separation expenses	—	—	—	(84)	(84)
General and administrative expenses	—	—	—	(11,367)	(11,367)
Reimbursed expenses	—	—	—	(1,920)	(1,920)
Interest expense	—	—	—	(17,825)	(17,825)
Other expenses	—	—	—	(1,727)	(1,727)
Preferred stock dividends and original issuance costs	—	—	—	(6,485)	(6,485)
Funds from operations available to common stockholders	$96,419	$2,591	$1,491	$(28,535)	71,966
Real estate depreciation and amortization, including Company's share of joint ventures					(74,974)
Gain on sale of depreciated investment properties, including Company's share of joint ventures					5,987
Net income available to common stockholders					$2,979

When reviewing the results of operations for the Company, management analyzes the following revenue and income items net of their related costs:

•	Rental property operations;

•	Land sales; and

•	Gains on sales of investment properties.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net operating income	$60,774	$51,288	$118,827	$101,306
Sales less cost of sales	(324)	1,373	486	1,533
Fee income	1,704	2,025	3,520	4,363
Other income	238	2,256	645	4,172
Rental property operating expenses	41,387	35,959	79,340	70,816
Cost of sales	—	270	—	270
Net operating income in joint ventures	(5,984)	(6,648)	(11,971)	(13,147)
Sales less cost of sales in joint ventures	(242)	(47)	(242)	(47)
Net operating income in discontinued operations	—	(565)	14	(1,457)
Other income in discontinued operations and in joint ventures	(188)	(82)	(348)	(89)
Termination fees in discontinued operations and in joint ventures	(28)	—	(148)	—
(Gain) loss on land sales (included in gain on investment properties)	566	(1,324)	(244)	(1,492)
Total consolidated revenues	$97,903	$84,505	$189,879	$166,228

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview:
Cousins Properties Incorporated (and collectively, with its subsidiaries, the "Company", "we","our", or "us") is a self-administered and self-managed real estate investment trust, or REIT. Our core focus is on the acquisition, development, leasing, management and ownership of Class-A office properties in Sunbelt markets with a particular focus on Georgia, Texas, and North Carolina. As of June 30, 2015, our portfolio of real estate assets consisted of interests in 17 operating office properties containing 16.1 million square feet of space, one operating mixed-use property containing 484,000 square feet of space, and three projects (one office and two mixed-use) under active development. We have a comprehensive strategy in place based on a simple platform, trophy assets and opportunist investments. This streamlined approach enables us to maintain a targeted, asset specific approach to investing where we seek to leverage our development skills, relationships, market knowledge, and operational expertise. We intend to generate returns and create value for shareholders through the continued lease up of our portfolio, through the execution of our development pipeline, and through opportunistic investments in office and mixed-use projects within our core markets.
We leased or renewed 521,348 square feet of office space during the second quarter of 2015, bringing total square footage leased for the year to 962,187. Net effective rent, representing base rent less operating expense reimbursements and leasing costs, was $16.96 per square foot for office properties in the second quarter of 2015 and $16.00 for the first half of 2015. Net effective rent per square foot for office properties decreased 2.4% during the second quarter of 2015 and decreased 1.6% for the first half of 2015 compared to prior year periods, on spaces that have been previously occupied in the past year. The same property leasing percentage remained stable at 91.7% throughout the first six months of 2015. Same property net operating income increased by 1.6% and 3.4% between the three and six month 2015 and 2014 periods. We will continue to target urban high-barrier-to-entry submarkets in Austin, Dallas, Houston, Atlanta, Charlotte, and Raleigh/Durham. We believe these markets continue to show positive demographic and economic trends compared to the national average.
Results of Operations
The following is based on our Consolidated Statements of Operations for the three and six months ended June 30, 2015 and 2014:
Rental Property Revenues
Rental property revenues increased $16.1 million (20%) and $28.7 million (18%) between the three and six month 2015 and 2014 periods primarily due to the following:

•	Increase of $9.8 million and $19.0 million between the three and six month 2015 and 2014 periods due to the October 2014 purchase of Northpark Town Center;

•	Increase of $5.3 million and $10.8 million between the three and six month 2015 and 2014 periods due to the August 2014 purchase of Fifth Third Center;

•	Increase of $2.8 million and $3.5 million between the three and six month 2015 and 2014 at Colorado Tower due to commenced operations during the first quarter of 2015.

•	Increase of $2.4 million and $3.6 million between the three and six month 2015 and 2014 periods due to increased rental rates with tenant renewals at Post Oak;

•	Increase of $1.0 million and $2.0 million between the three and six month 2015 and 2014 periods due to increased occupancy at 2100 Ross;

•	Increase of $1.4 million between the six month 2015 and 2014 periods due to increased occupancy at Promenade; and

•	Decrease of $5.5 million and $11.1 million between the three and six month 2015 and 2014 periods due to the December 2014 sale of 777 Main.
Other Revenue
Other Revenue decreased $2.4 million (99%) and $4.2 million (97%) between the three month 2015 and 2014 periods. This decrease is primarily due to lower lease termination fees.
Rental Property Operating Expenses
Rental property operating expenses increased $5.4 million (15%) and $8.5 million (12%) between the three and six month 2015 and 2014 periods. This increase is primarily due to the following:

•	Increase of $4.3 million and $7.7 million between the three and six month 2015 and 2014 periods due to the October 2014 purchase of Northpark Town Center;

•	Increase of $1.6 million and $3.4 million between the three and six month 2015 and 2014 periods due to the August 2014 purchase of Fifth Third Center;

•	Increase of $1.0 million and $1.4 million between the three and six month 2015 and 2014 periods at Colorado Tower due to commenced operations during the first quarter of 2015;

•	Increase of $700,000 and $1.2 million between the three and six month 2015 and 2014 periods at 191 Peachtree due to net changes in bad debt expense.

•	Decrease of $3.0 million and $6.0 million between the three and six month 2015 and 2014 periods due to the December 2014 sale of 777 Main.
General and Administrative Expenses
General and administrative expenses decreased $1.9 million between the six month 2015 and 2014 periods. This decrease is primarily due to a reduction in long term incentive compensation expense as a result of the decline in our common stock price relative to our office peers included in the SNL US Office REIT Index.
Interest Expense
Interest expense increased $1.4 million (10%) between the six month 2015 and 2014 periods, primarily due to the following:

•	Increase of $1.6 million related to a mortgage loan on 816 Congress that closed in 2014;

•	Increase of $760,000 related to additional average borrowings on our Credit Facility; and

•	Decrease of $734,000 related to an increase in capitalized interest as a result of an increase in development activities.
Depreciation and Amortization
Depreciation and amortization increased $1.8 million (3%) between the six month 2015 and 2014 periods, primarily due to the 2014 acquisitions of Fifth Third Center and Northpark Town Center. These were partially offset by the December 2014 sale of 777 Main.
Gain on Sale of Investment Properties
Gain on sale of investment properties decreased $1.9 million between the three month 2015 and 2014 periods. This decrease is due to $1.3 million of gain recognized on undeveloped tracts of land in the 2014 period in addition to a second quarter loss of $576,000 on the sale of the Blalock Lakes project in the 2015 period.
Discontinued Operations
Income from discontinued operations decreased $8.4 million between the six month 2015 and 2014 periods, due to new accounting guidance. In April 2014, the Financial Accounting Standards Board issued new guidance on discontinued operations. Under the new guidance, only assets held for sale and disposals representing a major strategic shift in operations will be presented as discontinued operations. This guidance is effective for periods beginning after December 15, 2014 with early adoption permitted. We adopted this new standard in the second quarter of 2014. Therefore, the properties sold subsequently are not reflected as discontinued operations in our Consolidated Statements of Operations.
Dividends to Preferred Stockholders
Dividends to preferred stockholders decreased $1.2 million and $3.0 million between the three and six month 2015 and 2014 periods due to the redemption of the 7.5% Series B Cumulative Redeemable Preferred Stock in the second quarter of 2014. We have no remaining outstanding preferred stock as of June 30, 2014 and, as a result, in future periods will have no preferred stock dividends.
Preferred Stock Original Issuance Costs
In April 2014, we redeemed all outstanding shares of our 7.5% Series B Cumulative Redeemable Preferred Stock. In connection with the redemption of Preferred Stock, we decreased net income available by common shareholders by $3.5 million (non-cash), which represents the original issuance costs applicable to the shares redeemed.
Funds From Operations
The table below shows Funds from Operations Available to Common Stockholders (“FFO”) and the related reconciliation to our net income available to common stockholders. We calculate FFO in accordance with the National Association of Real Estate Investment Trusts’ (“NAREIT”) definition, which is net income available to common stockholders (computed in accordance with GAAP), excluding extraordinary items, cumulative effect of change in accounting principle and gains on sale or impairment losses on depreciable property, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures to reflect FFO on the same basis.
FFO is used by industry analysts and investors as a supplemental measure of a REIT’s operating performance. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry investors and analysts have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. Thus, NAREIT created FFO as a supplemental measure of REIT operating performance that excludes historical cost depreciation, among other items, from GAAP net income. The use of FFO, combined with the required primary GAAP presentations, has been fundamentally beneficial, improving the understanding of operating results of REITs among the investing public and making comparisons of REIT operating results more meaningful. Company management evaluates operating performance in part based on FFO. Additionally, we use FFO, along with other measures, to assess performance in connection with evaluating and granting incentive compensation to its officers and other key employees. The reconciliation of net income available to common stockholders to FFO is as follows for the three and six months ended June 30, 2015 and 2014 (in thousands, except per share information):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net Income (Loss) Available to Common Stockholders	$7,951	$(2,223)	$15,155	$2,979
Depreciation and amortization of real estate assets:
Consolidated properties	34,505	34,934	70,228	68,888
Share of unconsolidated joint ventures	2,772	3,088	5,515	6,086
(Gain) loss on sale of depreciated properties:
Consolidated properties	10	(1)	(276)	(1)
Discontinued properties	—	(14)	551	(6,373)
Share of unconsolidated joint ventures	—	—	—	387
Funds From Operations Available to Common Stockholders	$45,238	$35,784	$91,173	$71,966
Per Common Share — Basic and Diluted:
Net Income (Loss) Available	$0.04	$(0.01)	$0.07	$0.02
Funds From Operations	$0.21	$0.18	$0.42	$0.37
Weighted Average Shares — Basic	216,630	198,440	216,599	195,108
Weighted Average Shares — Diluted	216,766	198,440	216,753	195,347

Same Property Net Operating Income
We use Net Operating Income, a non-GAAP financial measure, to measure operating performance of our properties. Net Operating Income is also widely used by industry analysts and investors to evaluate performance. Net Operating Income, which is rental property revenues less rental property operating expenses, excludes certain components from net income in order to provide results that are more closely related to a property's results of operations. Certain items, such as interest expense, while included in FFO and net income, do not affect the operating performance of a real estate asset and are often incurred at the corporate level as opposed to the property level. As a result, management uses only those income and expense items that are incurred at the property level to evaluate a property's performance. Depreciation and amortization are also excluded from Net Operating Income. Same Property Net Operating Income includes those office properties that have been fully operational in each of the comparable reporting periods. A fully operational property is one that has achieved 90% economic occupancy for each of the two periods presented or has been substantially complete and owned by us for each of the two periods presented and the preceding year. Same Property Net Operating Income allows analysts, investors and management to analyze continuing operations and evaluate the growth trend of our portfolio.

	Three Months Ended June 30,			Six Months Ended June 30,
	2015		2014	2015		2014
Net Operating Income - Consolidated Properties
Rental property revenues	$96,177		$80,034	$186,216		$157,518
Rental property expenses	(41,387)		(35,959)	(79,340)		(70,816)
	54,790		44,075	106,876		86,702
Net Operating Income - Discontinued Operations
Rental property revenues	—		967	4		2,323
Rental property expenses	—		(402)	(18)		(866)
	—		565	(14)		1,457
Net Operating Income - Unconsolidated Joint Ventures	5,984	—	6,648	11,972	—	13,147
Total Net Operating Income	$60,774		$51,288	$118,834		$101,306

Net Operating Income
Same Property	$43,867	—	$43,156	$87,196		$84,318
Non-Same Property	16,907	—	8,132	31,638		16,988
	$60,774		$51,288	$118,834		$101,306
Change year over year in Net Operating Income - Same Property	1.6%			3.4%
Same Property Net Operating Income increased 1.6% and 3.4% between the three and six month 2015 and 2014 periods, respectively. The increases are primarily related to changes in bad debt reserves, occupancy increases at Promenade and Points at Waterview, and increased rental rates at Post Oak.
Net Rental Rates
Average net rental rates for new and renewal tenants for the office portfolio were $20.12 per square foot for the six months ended June 30, 2015 compared to $18.73 per square foot for the same period in 2014.  For the six months ended June 30, 2015, average net rental rates increased 39% over the prior rent.  For the six months ended June 30, 2014, average net rental rates increased 31% over the prior rent.  Net rental rates represent average rent per square foot after operating expense reimbursement over the lease term for leased space that has not been vacant for more than one year.

Liquidity and Capital Resources
Our primary short-term and long-term liquidity needs include the following:

•	property acquisitions;

•	expenditures on development projects;

•	building improvements, tenant improvements, and leasing costs;

•	principal and interest payments on indebtedness; and

•	common stock dividends.

We may satisfy these needs with one or more of the following:

•	net cash from operations;

•	sales of assets;

•	borrowings under our Credit Facility;

•	proceeds from mortgage notes payable;

•	proceeds from equity offerings; and

•	joint venture formations.

As of June 30, 2015, we had $202.0 million drawn under our Credit Facility and $1.0 million drawn under our letters of credit, with the ability to borrow an additional $297.0 million under the facility.
In July 2015, we purchased land in Atlanta, Georgia, for $27.0 million which we expect to be used in the NCR project. We funded this purchase with proceeds from our Credit Facility. We expect to repay this borrowing and fund additional costs of this development and other potential developments with the sale of 2100 Ross, which we expect to close in the last half of 2015, and one or more other operating property sales which may close in the last half of 2015 or in 2016.
We will continually pursue acquisition and development opportunities that are consistent with our strategy. We expect to fund any additional future investments with one or more of the following: sale of additional non-core assets, additional borrowings under our Credit Facility, additional mortgage loans secured by existing or newly acquired properties, construction loans, the issuance of common equity, and joint ventures with third parties.
Contractual Obligations and Commitments
The following table sets forth information as of June 30, 2015 with respect to our outstanding contractual obligations and commitments (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 years
Contractual Obligations:
Company debt:
Unsecured Credit Facility and construction facility	$202,000	$—	$—	$202,000	$—
Mortgage notes payable	647,772	23,069	149,090	114,642	360,971
Interest commitments (1)	148,416	31,973	55,380	37,061	24,002
Ground leases	145,496	1,646	3,303	3,313	137,234
Other operating leases	460	231	210	19	—
Total contractual obligations	$1,144,144	$56,919	$207,983	$357,035	$522,207
Commitments:
Unfunded tenant improvements and other	$106,254	$67,398	$22,508	$5,348	$11,000
Letters of credit	1,000	1,000	—	—	—
Performance bonds	1,049	—	116	100	833
Total commitments	$108,303	$68,398	$22,624	$5,448	$11,833

(1)	Interest on variable rate obligations is based on rates effective as of June 30, 2015.
In addition, we have several standing or renewable service contracts mainly related to the operation of buildings. These contracts are in the ordinary course of business and are generally one year or less. These contracts are not included in the above table and are usually reimbursed in whole or in part by tenants.
Other Debt Information
The real estate and other assets of The American Cancer Society Center (the “ACS Center”) are restricted under the ACS Center loan agreement in that they are not available to settle our debts. However, provided that the ACS Center loan has not incurred any uncured event of default, as defined in the loan agreement, the cash flows from the ACS Center, after payments of debt service, operating expenses and reserves, are available for distribution to us.
Our existing mortgage debt is primarily non-recourse, fixed-rate mortgage notes secured by various real estate assets. Many of the non-recourse mortgages held contain covenants which, if not satisfied, could result in acceleration of the maturity of the debt. We expect to either refinance the non-recourse mortgages at maturity or repay the mortgages with proceeds from asset sales or other financings.

Future Capital Requirements
Over the long term, we intend to actively manage our portfolio of properties and strategically sell assets to exit non-core holdings, reposition the portfolio of income-producing assets geographically and by product type, and generate capital for future investment activities. We expect to continue to utilize indebtedness to fund future commitments and expect to place long-term mortgages on selected assets as well as to utilize construction facilities for some development assets, if available and under appropriate terms.
We may also generate capital through the issuance of securities that include common or preferred stock, warrants, debt securities or depositary shares. In March 2013, we filed a shelf registration statement to allow for the issuance of such securities through March 2016.
Our business model is dependent upon raising or recycling capital to meet obligations. If one or more sources of capital are not available when required, we may be forced to reduce the number of projects we acquire or develop and/or raise capital on potentially unfavorable terms, or may be unable to raise capital, which could have an adverse effect on our financial position or results of operations.
Cash Flow Summary
We report and analyze our cash flows based on operating activities, investing activities and financing activities. Cash and cash equivalents were $2.0 million and $6.3 million at June 30, 2015 and June 30, 2014 which is a decrease of $4.3 million. The following table sets forth the changes in cash flows (in thousands):

	Six Months Ended June 30,
	2015	2014	Change
Net cash provided by operating activities	$45,065	$50,053	$(4,988)
Net cash used in investing activities	(65,854)	(48,746)	(17,108)
Net cash provided by financing activities	22,761	3,975	18,786
The reasons for significant increases and decreases in cash flows between the periods are as follows:
Cash Flows from Operating Activities. Cash provided by operating activities decreased $5.0 million between the six month 2015 and 2014 periods. This difference is primarily caused by payment of property taxes on the 2014 acquisitions in 2015 and an increase in bonuses and restricted stock unit payments in 2015 over 2014.
Cash Flows from Investing Activities. Cash flows used in investing activities increased $17.1 million between the six month 2015 and 2014 periods. This primarily relates to a decrease in proceeds from investment property sales in 2015 and an increase in acquisition, development and tenant expenditures.
Cash Flows from Financing Activities. Cash flows provided by financing activities increased $18.8 million between the six month 2015 and 2014 periods. This primarily relates to increased net borrowings under our Credit Facility partially offset by an increase in common dividends paid in 2015.
Capital Expenditures. We incur costs related to its real estate assets that include acquisition of properties, development of new properties, redevelopment of existing or newly purchased properties, leasing costs for new or replacement tenants, and ongoing property repairs and maintenance.
Capital expenditures for assets we develops or acquire and then hold and operate are included in the property acquisition, development, and tenant asset expenditures line item within investing activities on the statements of cash flows. Amounts accrued are removed from the table below (accrued capital adjustment) to show the components of these costs on a cash basis. Components of costs included in this line item for the six months ended June 30, 2015 and 2014 are as follows (in thousands):

	Six Months Ended June 30,
	2015	2014
Development	$10,435	$33,806
Operating — building improvements	38,440	32,173
Operating — leasing costs	16,404	3,641
Capitalized interest	1,717	693
Capitalized personnel costs	4,256	2,590
Accrued capital adjustment	2,092	(2,173)
Total property acquisition and development expenditures	$73,344	$70,730

Capital expenditures increased in 2015 mainly due to increased capitalized interest and salaries as well as increased leasing costs, offset by a decrease in development expenditures compared to the prior year. Tenant improvements and leasing costs, as well as related capitalized personnel costs, are a function of the number and size of newly executed leases or renewals of existing leases. The amounts of tenant improvement and leasing costs for our office portfolio on a per square foot basis were as follows:

Six Months Ended June 30, 2015
New leases	$6.54
Renewal leases	$5.10
Expansion leases	$5.75
The amounts of tenant improvement and leasing costs on a per square foot basis vary by lease and by market. Given the level of expected leasing and renewal activity, in future periods management expects tenant improvements and leasing costs per square foot to remain consistent with those experienced in the first six months of 2015.
Dividends. We paid common dividends of $34.7 million and $29.1 million in the six month 2015 and 2014 periods, respectively. We paid preferred dividends of $3.0 million in the six month 2014 period. We funded the dividends with cash provided by operating activities. We expect that cash flows from operations and distributions from joint ventures will fund our common dividends in the remaining quarters of 2015.
On a quarterly basis, we review the amount of the common dividend in light of current and projected future cash flows from the sources noted above and also consider the requirements needed to maintain our REIT status. In addition, we have certain covenants under our Credit Facility which could limit the amount of dividends paid. In general, dividends of any amount can be paid as long as leverage, as defined in the facility, is less than 60% and we are not in default under our facility. Certain conditions also apply in which we can still pay dividends if leverage is above that amount. We routinely monitor the status of our dividend payments in light of our Credit Facility covenants.
Off Balance Sheet Arrangements
General. We have a number of off balance sheet joint ventures with varying structures, as described in note 5 of our 2014 Annual Report on Form 10-K/A and note 3 of this Form 10-Q. The joint ventures in which we have an interest are involved in the ownership, acquisition, and/or development of real estate. A venture will fund capital requirements or operational needs with cash from operations or financing proceeds, if possible. If additional capital is deemed necessary, a venture may request a contribution from the partners, and we will evaluate such request.
Debt. At June 30, 2015, our unconsolidated joint ventures had aggregate outstanding indebtedness to third parties of $225.2 million. These loans are generally mortgage or construction loans, most of which are non-recourse to us except as described in the paragraph below. In addition, in certain instances, we provide “non-recourse carve-out guarantees” on these non-recourse loans. Certain of these loans have variable interest rates, which creates exposure to the ventures in the form of market risk from interest rate changes.
We guarantee repayment of up to $8.6 million of the EP II construction loan, which has a total capacity of $46.0 million. At June 30, 2015, we guaranteed $2.5 million, based on amounts outstanding under this loan as of that date. This guarantee may be reduced and/or eliminated based on the achievement of certain criteria. We also guarantee 12.5% of the loan amount related to the Carolina Square construction loan, which has a lending capacity of $79.8 million, and no outstanding balance as of June 30, 2015.
Critical Accounting Policies
There have been no material changes in the critical accounting policies from those disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2014.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes in the market risk associated with our notes payable at June 30, 2015 compared to that as disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2014.

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
Item 1A. Risk Factors.
There have been no material changes to the risk factors as disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2014.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
For information on our equity compensation plans, see note 13 of our Annual Report on Form 10-K/A, and note 8 to the unaudited condensed consolidated financial statements set forth in this Form 10-Q. We did not make any sales of unregistered securities during the second quarter of 2015.
We purchased the following common shares during the second quarter of 2015:

	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)
April 1 - 30	—	N/A
May 1 - 31	739	$9.84
June 1 - 30	10,985	$10.61
	11,724	10.50
(1) Activity for the second quarter of 2015 related to the remittances of shares for income taxes associated with restricted stock vesting and to the remittance of shares for option exercises.

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

*	Data required by ASC 260, “Earnings per Share,” is provided in note 9 to the condensed consolidated financial statements included in this report.
†	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COUSINS PROPERTIES INCORPORATED
/s/ Gregg D. Adzema
Gregg D. Adzema
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)
Date: July 28, 2015