Form 10-Q
period 2015-09-30
COUSINS PROPERTIES INC
filed 2015-10-27
CIK 25232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 22, 2015
Common Stock, $1 par value per share	214,670,759 shares

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
•future repurchases of our common stock;
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
Any forward-looking statements are based upon management's beliefs, assumptions, and expectations of our future performance, taking into account information currently available. These beliefs, assumptions, and expectations may change as a result of possible events or factors, not all of which are known. If a change occurs, our business, financial condition, liquidity, and results of operations may vary materially from those expressed in forward-looking statements. Actual results may vary from forward-looking statements due to, but not limited to, the following:

•	the availability and terms of capital and financing;

•	the ability to refinance or repay indebtedness as it matures;

•	the failure of purchase, sale, or other contracts to ultimately close;

•	the failure to achieve anticipated benefits from acquisitions and investments or from dispositions;

•	the potential dilutive effect of any common stock offerings;

•	the failure to achieve benefits from the repurchase of our common stock;

•	the availability of buyers and adequate pricing with respect to the disposition of assets;

•	risks related to the geographic concentration of our portfolio, including, but not limited to, metropolitan Houston and metropolitan Atlanta;

•	risks related to industry concentration of our portfolio including, but, not limited to, the energy industry;

•	risks and uncertainties related to national and local economic conditions, the real estate industry in general, and the commercial real estate markets in particular;

•	changes to our strategy with regard to land and other non-core holdings that require impairment losses to be recognized;

•	leasing risks, including the ability to obtain new tenants or renew expiring tenants, and the ability to lease newly developed and/or recently acquired space;

•	the adverse change in the financial condition of one or more of our major tenants;

•	volatility in interest rates and insurance rates;

•	the availability of sufficient investment opportunities;

•	competition from other developers or investors;

•	the risks associated with real estate developments (such as zoning approval, receipt of required permits, construction delays, cost overruns, and leasing risk);

•	the loss of key personnel;

•	the potential liability for uninsured losses, condemnation, or environmental issues;

•	the potential liability for a failure to meet regulatory requirements;

•	the financial condition and liquidity of, or disputes with, joint venture partners;

•	any failure to comply with debt covenants under credit agreements; and

•	any failure to continue to qualify for taxation as a real estate investment trust.
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

PART I — FINANCIAL INFORMATION
Item 1.    Financial Statements.
COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share and per share amounts)

	September 30, 2015	December 31, 2014
	(unaudited)
Assets:
Real estate assets:
Operating properties, net of accumulated depreciation of $385,657 and $324,543 in 2015 and 2014, respectively	$2,160,655	$2,181,684
Projects under development	53,118	91,615
Land	17,829	21,646
	2,231,602	2,294,945
Real estate assets and other assets held for sale, net of accumulated depreciation and amortization of $60,078 in 2015	50,491	—

Cash and cash equivalents	5,331	—
Restricted cash	4,486	5,042
Notes and accounts receivable, net of allowance for doubtful accounts of $1,736 and $1,643 in 2015 and 2014, respectively	9,513	10,732
Deferred rents receivable	63,738	57,939
Investment in unconsolidated joint ventures	103,470	100,498
Intangible assets, net of accumulated amortization of $96,349 and $76,050 in 2015 and 2014, respectively	131,858	163,244
Other assets	37,118	34,930
Total assets	$2,637,607	$2,667,330
Liabilities:
Notes payable	$779,570	$792,344
Accounts payable and accrued expenses	66,049	76,240
Deferred income	24,132	23,277
Intangible liabilities, net of accumulated amortization of $24,464 and $16,897 in 2015 and 2014, respectively	62,019	70,020
Other liabilities	30,407	31,991
Liabilities of real estate assets held for sale	2,843	—
Total liabilities	965,020	993,872
Commitments and contingencies	—	—
Equity:
Stockholders' investment:
Common stock, $1 par value, 350,000,000 shares authorized, 220,255,502 and 220,082,610 shares issued in 2015 and 2014, respectively	220,256	220,083
Additional paid-in capital	1,721,856	1,720,972
Treasury stock at cost, 5,584,743 and 3,570,082 shares in 2015 and 2014, respectively	(105,531)	(86,840)
Distributions in excess of cumulative net income	(163,994)	(180,757)
Total equity	1,672,587	1,673,458
Total liabilities and equity	$2,637,607	$2,667,330

See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues:
Rental property revenues	$96,016	$86,857	$282,226	$244,375
Fee income	1,686	1,802	5,206	6,165
Other	444	439	593	4,786
	98,146	89,098	288,025	255,326
Costs and expenses:
Rental property operating expenses	41,331	38,685	120,672	109,501
Reimbursed expenses	686	783	2,514	2,703
General and administrative expenses	2,971	5,021	12,502	16,388
Interest expense	7,673	6,817	23,219	20,954
Depreciation and amortization	32,538	32,704	103,564	101,979
Acquisition and related costs	19	644	104	815
Other	175	481	873	1,936
	85,393	85,135	263,448	254,276
Income from continuing operations before taxes, unconsolidated joint ventures, and gain on sale of investment properties	12,753	3,963	24,577	1,050
Benefit (provision) for income taxes from operations	—	(1)	—	20
Income from unconsolidated joint ventures	3,716	2,030	7,088	5,343
Income from continuing operations before gain on sale of investment properties	16,469	5,992	31,665	6,413
Gain on sale of investment properties	37,145	81	37,674	1,569
Income from continuing operations	53,614	6,073	69,339	7,982
Income (loss) from discontinued operations:
Income (loss) from discontinued operations	6	348	(14)	1,806
Gain (loss) on sale from discontinued operations	—	12,993	(551)	19,372
	6	13,341	(565)	21,178
Net income	53,620	19,414	68,774	29,160
Net income attributable to noncontrolling interests	—	(92)	—	(376)
Net income attributable to controlling interests	53,620	19,322	68,774	28,784
Dividends to preferred stockholders	—	—	—	(2,955)
Preferred share original issuance costs	—	—	—	(3,530)
Net income available to common stockholders	$53,620	$19,322	$68,774	$22,299
Per common share information — basic and diluted:
Income from continuing operations attributable to controlling interest	$0.25	$0.03	$0.32	$—
Income from discontinued operations	—	0.06	—	0.11
Net income available to common stockholders	$0.25	$0.09	$0.32	$0.11
Weighted average shares — basic	216,261	209,839	216,485	200,073
Weighted average shares — diluted	216,374	210,111	216,625	200,325
Dividends declared per common share	$0.080	$0.075	$0.240	$0.225

See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
Nine Months Ended September 30, 2015 and 2014
(unaudited, in thousands)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Treasury Stock	Distributions in Excess of Net Income	Stockholders’ Investment	Nonredeemable Noncontrolling Interests	Total Equity
Balance December 31, 2014	$—	$220,083	$1,720,972	$(86,840)	$(180,757)	$1,673,458	$—	$1,673,458
Net income	—	—	—	—	68,774	68,774	—	68,774
Common stock issued pursuant to:
Director stock grants	—	79	686	—	—	765	—	765
Stock option exercises	—	4	(19)	—	—	(15)	—	(15)
Restricted stock grants, net of amounts withheld for income taxes	—	90	(911)	—	—	(821)	—	(821)
Amortization of stock options and restricted stock, net of forfeitures	—	—	1,104	—	—	1,104	—	1,104
Repurchase of common stock	—	—	—	(18,691)	—	(18,691)	—	(18,691)
Common dividends	—	—	—	—	(52,011)	(52,011)	—	(52,011)
Other	—	—	24	—	—	24	—	24
Balance September 30, 2015	$—	$220,256	$1,721,856	$(105,531)	$(163,994)	$1,672,587	$—	$1,672,587

Balance December 31, 2013	$94,775	$193,236	$1,420,951	$(86,840)	$(164,721)	$1,457,401	$1,571	$1,458,972
Net income	—	—	—	—	28,784	28,784	376	29,160
Common stock issued pursuant to:
Director stock grants	—	55	598	—	—	653	—	653
Stock option exercises	—	40	(267)	—	—	(227)	—	(227)
Common stock offering, net of issuance costs	—	26,700	295,212	—	—	321,912	—	321,912
Restricted stock grants, net of amounts withheld for income taxes	—	53	(978)	—	—	(925)	—	(925)
Amortization of stock options and restricted stock, net of forfeitures	—	(5)	1,513	—	—	1,508	—	1,508
Distributions to nonredeemable noncontrolling interests	—	—	—	—	—	—	(369)	(369)
Redemption of preferred shares	(94,775)	—	3,530	—	(3,530)	(94,775)	—	(94,775)
Preferred dividends	—	—	—	—	(2,955)	(2,955)	—	(2,955)
Common dividends	—	—	—	—	(45,351)	(45,351)	—	(45,351)
Balance September 30, 2014	$—	$220,079	$1,720,559	$(86,840)	$(187,773)	$1,666,025	$1,578	$1,667,603
See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$68,774	$29,160
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of investment properties, including discontinued operations	(37,123)	(20,941)
Depreciation and amortization, including discontinued operations	103,614	102,481
Amortization of deferred financing costs	1,073	604
Amortization of stock options and restricted stock, net of forfeitures	1,104	1,508
Effect of certain non-cash adjustments to rental revenues	(21,907)	(21,740)
Income from unconsolidated joint ventures	(7,087)	(5,343)
Operating distributions from unconsolidated joint ventures	5,570	5,195
Land and multi-family cost of sales, net of closing costs paid	—	302
Changes in other operating assets and liabilities:
Change in other receivables and other assets, net	(6,452)	(1,912)
Change in operating liabilities	(4,526)	5,282
Net cash provided by operating activities	103,040	94,596
Cash flows from investing activities:
Proceeds from investment property sales	136,498	53,827
Property acquisition, development, and tenant asset expenditures	(151,384)	(351,657)
Investment in unconsolidated joint ventures	(7,486)	(10,578)
Distributions from unconsolidated joint ventures	6,318	7,433
Change in notes receivable and other assets	1,149	(1,818)
Change in restricted cash	293	(1,834)
Net cash used in investing activities	(14,612)	(304,627)
Cash flows from financing activities:
Proceeds from credit facility	269,000	395,175
Repayment of credit facility	(275,200)	(347,550)
Proceeds from other notes payable	—	68
Repayment of notes payable	(6,574)	(6,713)
Payment of loan issuance costs	—	(3,176)
Common stock issued, net of expenses	8	321,912
Repurchase of common stock	(18,320)	—
Redemption of preferred shares	—	(94,775)
Common dividends paid	(52,011)	(45,351)
Preferred dividends paid	—	(2,955)
Distributions to noncontrolling interests	—	(369)
Net cash provided by (used in) financing activities	(83,097)	216,266
Net increase in cash and cash equivalents	5,331	6,235
Cash and cash equivalents at beginning of period	—	975
Cash and cash equivalents at end of period	$5,331	$7,210

Interest paid, net of amounts capitalized	$22,579	$20,450

Significant non-cash transactions:
Change in accrued property acquisition, development, and tenant asset expenditures	$(4,118)	$3,055
Transfer from operating properties to real estate assets and other assets held for sale	50,491	181,116
Transfer from operating properties to liabilities of real estate assets held for sale	2,843	—
Transfer from projects under development to operating properties	93,019	—

See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)
1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of Business
Cousins Properties Incorporated (“Cousins”), a Georgia corporation, is a self-administered and self-managed real estate investment trust (“REIT”). Through December 31, 2014, Cousins Real Estate Corporation (“CREC”) was a taxable entity wholly-owned by and consolidated with Cousins. CREC owned, developed, and managed its own real estate portfolio and performed certain real estate related services for other parties. On December 31, 2014, CREC merged into Cousins and coincident with this merger, Cousins formed Cousins TRS Services LLC ("CTRS"), a new taxable entity wholly-owned by Cousins. Upon formation, CTRS received a capital contribution of some of the real estate assets and contracts that were previously owned by CREC. CTRS owns and manages its own real estate portfolio and performs certain real estate related services for other parties. Cousins, CREC, CTRS and their subsidiaries are included in the condensed consolidated financial statements and are hereinafter referred to collectively as the "Company."
The Company develops, acquires, leases, manages, and owns primarily Class A office properties and opportunistic mixed-use properties in Sunbelt markets with a focus on Georgia, Texas, and North Carolina. Cousins has elected to be taxed as a real estate investment trust (“REIT”) and intends to, among other things, distribute 90% of its net taxable income to stockholders, thereby eliminating any liability for federal income taxes under current law. Therefore, the results included herein do not include a federal income tax provision for Cousins.
Basis of Presentation
The condensed consolidated financial statements are unaudited and were prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, these financial statements reflect all adjustments necessary (which adjustments are of a normal and recurring nature) for the fair presentation of the Company's financial position as of September 30, 2015 and the results of operations for the three and nine months ended September 30, 2015 and 2014. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of results expected for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2014. The accounting policies employed are substantially the same as those shown in note 2 to the consolidated financial statements included in such Form 10-K/A.
For the three and nine months ended September 30, 2015 and 2014, there were no items of other comprehensive income. Therefore, no presentation of comprehensive income is required.
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
In July 2015, the Company acquired land and transferred it to a special purpose entity to facilitate a potential Section 1031 exchange under the Internal Revenue Code. To realize the tax deferral available under the Section 1031 exchange, the Company must complete the Section 1031 exchange, and take title to the to-be-exchanged land within 180 days of the acquisition date. The Company has determined that this entity is a VIE, and the Company is the primary beneficiary. Therefore, the Company consolidates this entity. As of September 30, 2015, this VIE had total assets of $34.1 million, no significant liabilities, and no significant cash flows.
Certain prior year amounts have been reclassified for consistency with the current period presentation. In the first quarter of 2015, the Company concluded that certain liabilities associated with variable stock-based compensation should be classified as other liabilities. Previously, these items had been classified as accounts payable and accrued expenses. This change in classification does not affect the previously reported Condensed Consolidated Statement of Cash Flows or Condensed Consolidated Statement of Operations for any period.

Recent Accounting Pronouncements
In February 2015, the FASB issued ASC 2015-02 "Consolidation (Topic 810): Amendments to the Consolidation Analysis." All legal entities are subject to reevaluation under the revised consolidation model. The amendment modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities or voting interest entities. It also eliminates the presumption that a general partner should consolidate a limited partnership. The guidance is effective for public entities with periods beginning after December 15, 2015 with early adoption permitted. The Company expects to adopt this guidance effective January 1, 2016 and is currently assessing the potential impact of adopting the new guidance.
In April 2015, the FASB issued ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs," which will require companies to present debt issuance costs as a direct deduction from the related debt rather than as an asset. These costs will continue to be amortized into interest expense. The guidance is effective for periods beginning after December 15, 2015 with early adoption permitted. The Company expects to adopt this guidance effective January 1, 2016, and the Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.
In April 2015, the FASB voted to defer ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)." Under the new guidance, companies will recognize revenue when the seller satisfies a performance obligation, which would be when the buyer takes control of the good or service. This new guidance could result in different amounts of revenue being recognized and could result in revenue being recognized in different reporting periods than under the current guidance. The standard specifically excludes revenue associated with lease contracts. The guidance is effective for periods beginning after December 15, 2017, with early adoption permitted for periods beginning after December 15, 2016. The Company expects to adopt this guidance effective January 1, 2018 and is currently assessing the potential impact of adopting the new guidance.
2. REAL ESTATE TRANSACTIONS

Acquisitions

In July 2015, the Company acquired a 4.16 acre land site located in Atlanta, Georgia for $27.0 million. An approximately 485,000 square foot office building is expected to be developed on this site. The site also includes an additional parcel for a second office building development.

Dispositions

In September 2015, the Company sold 2100 Ross, an 844,000 square foot office tower located in Dallas, Texas for a gross sales price of $131.0 million and recognized a gain of $36.2 million on this disposition.

3. REAL ESTATE ASSETS HELD FOR SALE

As of September 30, 2015, the following operating properties were classified as held for sale:

Property	Property Type	Location	Rentable Square Feet
North Point Center East	Office	Atlanta, Georgia	540,000
The Points at Waterview	Office	Dallas, Texas	203,000
In the second quarter of 2014, the Company adopted ASU 2014-08 relating to the reporting of discontinued operations. Since the adoption of the guidance, the Company has determined that the sale of the properties listed above would not represent a strategic shift in operations and, therefore, will be presented in continuing operations for all periods present. The major classes of assets and liabilities of the properties held for sale as of September 30, 2015 are as follows (in thousands):

Real estate assets and related assets held for sale	September 30, 2015
Operating Properties, net of accumulated depreciation of $57,967	$44,560
Deferred rents receivable	4,239
Other assets, net of accumulated amortization of $2,111	1,086
Notes and accounts receivable	606
$50,491

Liabilities of real estate assets held for sale
Accounts payable and accrued expenses	$2,212
Other liabilities	631
$2,843

4. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

The Company describes its investments in unconsolidated joint ventures in note 5 of the notes to consolidated financial statements in its Annual Report on Form 10-K/A for the year ended December 31, 2014. The following table summarizes balance sheet data of the Company's unconsolidated joint ventures as of September 30, 2015 and December 31, 2014 (in thousands):

	Total Assets		Total Debt		Total Equity		Company’s Investment
SUMMARY OF FINANCIAL POSITION:	2015	2014	2015	2014	2015	2014	2015		2014
Terminus Office Holdings LLC	$285,336	$288,415	$211,835	$213,640	$59,753	$62,830	$30,814		$32,323
EP I LLC	83,256	85,228	58,030	58,029	24,172	26,671	22,249		22,905
EP II LLC	70,233	42,772	39,149	12,735	24,818	24,969	19,834		19,905
Charlotte Gateway Village, LLC	127,373	130,272	22,143	35,530	101,339	92,808	11,193		11,218
HICO Victory Center LP	12,883	10,450	—	—	12,835	10,450	9,000		7,572
Carolina Square Holdings LP	9,959	—	—	—	8,178	—	4,778		—
CL Realty, L.L.C.	7,550	7,264	—	—	7,389	7,042	3,724		3,546
Temco Associates, LLC	967	6,910	—	—	386	6,709	1,070		3,027
HICO Avalon LLC	1,130	—	—	—	900	—	806		—
Wildwood Associates	16,501	16,400	—	—	16,384	16,389	(1,108)	(1)	(1,106)	(1)
Crawford Long - CPI, LLC	29,900	29,946	74,645	75,000	(46,627)	(45,762)	(22,216)	(1)	(21,931)	(1)
Other	1,100	1,411	—	—	880	979	2		2
	$646,188	$619,068	$405,802	$394,934	$210,407	$203,085	$80,146		$77,461
(1) Negative balances are included in deferred income on the balance sheets.
The following table summarizes statement of operations information of the Company's unconsolidated joint ventures for the nine months ended September 30, 2015 and 2014 (in thousands):

	Total Revenues		Net Income (Loss)		Company's Share of Income (Loss)
SUMMARY OF OPERATIONS:	2015	2014	2015	2014	2015	2014
Terminus Office Holdings LLC	$30,144	$29,354	$1,923	$314	$962	$134
EP I LLC	9,587	9,024	2,481	2,102	1,864	1,577
EP II LLC	536	—	(150)	—	(100)	—
Charlotte Gateway Village, LLC	25,311	25,079	9,438	8,635	883	882
CL Realty, L.L.C.	674	1,240	346	846	178	410
Temco Associates, LLC	9,163	793	2,077	157	2,244	(24)
Wildwood Associates	—	29	(89)	(125)	(45)	(50)
Crawford Long - CPI, LLC	9,193	8,905	2,131	2,075	1,071	1,062
Cousins Watkins LLC	—	3,801	—	217	—	1,702
Other	—	5	(95)	(245)	31	(350)
	$84,608	$78,230	$18,062	$13,976	$7,088	$5,343

On May 1, 2015, Carolina Square Holdings LP ("Carolina Square") was formed between the Company and NR 123 Franklin LLC ("Northwood Ravin"). Carolina Square is a 50-50 joint venture formed for the purpose of developing and constructing a mixed-use property in Chapel Hill, North Carolina pursuant to a ground lease. Upon formation, each partner contributed $1.7 million in cash towards pre-development costs. Carolina Square also entered into a construction loan agreement, secured by the project, which is expected to provide up to $79.8 million to fund future construction costs. The loan bears interest at LIBOR plus 1.90% and matures on May 1, 2018. The Company and Northwood Ravin will each guarantee 12.5% of the outstanding loan amount. As of September 30, 2015, there is no outstanding balance on this construction loan.

On August 10, 2015, HICO Avalon LLC ("HICO Avalon"), a joint venture between the Company and Hines Avalon Investor LLC ("Hines"), was formed for the purpose of acquiring and potentially developing an office building in Alpharetta, Georgia. Pursuant to the joint venture agreement, all pre-development expenditures, other than land, are funded 75% by Cousins and 25% by Hines. If the project moves forward and HICO Avalon acquires land and commences construction, the acquisition of land and subsequent development expenditures will be funded 90% by Cousins and 10% by Hines. As of September 30, 2015, the Company accounts for its investment in HICO Avalon under the equity method as it does not currently control the activities of the venture. If the project moves to commence construction, the capital accounts and economics of the venture will be adjusted such that the Company will effectively own at least 90% of the venture, and Hines will own up to 10%. Additionally, Cousins will have unilateral control over the operational aspects of the venture, and the Company expects to consolidate the venture at that time. The Company's investment in HICO Avalon at September 30, 2015 includes only its share of pre-development expenditures.
5. INTANGIBLE ASSETS
Intangible assets on the balance sheets as of September 30, 2015 and December 31, 2014 included the following (in thousands):

	September 30, 2015	December 31, 2014
In-place leases, net of accumulated amortization of $81,458 and $62,302 in 2015 and 2014, respectively	$119,539	$147,360
Above-market tenant leases, net of accumulated amortization of $14,891 and $13,748 in 2015 and 2014, respectively	8,579	12,017
Goodwill	3,740	3,867
	$131,858	$163,244

Goodwill relates entirely to the office reportable segment. As office assets are sold, either by the Company or by joint ventures in which the Company has an ownership interest, goodwill is reduced. The following is a summary of goodwill activity for the nine months ended September 30, 2015 and 2014 (in thousands):

	Nine Months Ended September 30,
	2015	2014
Beginning balance	$3,867	$4,131
Allocated to property sales	(127)	(74)
Ending balance	$3,740	$4,057
6. OTHER ASSETS
Other assets on the balance sheets as of September 30, 2015 and December 31, 2014 included the following (in thousands):

	September 30, 2015	December 31, 2014
FF&E and leasehold improvements, net of accumulated depreciation of $22,375 and $19,137 in 2015 and 2014, respectively	$13,283	$10,590
Lease inducements, net of accumulated amortization of $7,469 and $5,475 in 2015 and 2014, respectively	13,201	12,245
Loan closing costs, net of accumulated amortization of $3,359 and $2,286 in 2015 and 2014, respectively	5,805	6,878
Prepaid expenses and other assets	4,077	3,428
Predevelopment costs and earnest money	752	1,789
	$37,118	$34,930

7. NOTES PAYABLE
The following table summarizes the terms and amounts of the Company’s notes payable at September 30, 2015 and December 31, 2014 (in thousands):

Description	Interest Rate	Maturity	September 30, 2015	December 31, 2014
Post Oak Central mortgage note	4.26%	2020	$182,618	$185,109
Credit Facility, unsecured	1.29%	2019	134,000	140,200
The American Cancer Society Center mortgage note	6.45%	2017	129,794	131,083
Promenade mortgage note	4.27%	2022	108,899	110,946
191 Peachtree Tower mortgage note	3.35%	2018	100,000	100,000
816 Congress mortgage note	3.75%	2024	85,000	85,000
Meridian Mark Plaza mortgage note	6.00%	2020	25,088	25,408
The Points at Waterview mortgage note	5.66%	2016	14,171	14,598
			$779,570	$792,344

Fair Value
At September 30, 2015 and December 31, 2014, the aggregate estimated fair values of the Company's notes payable were $806.0 million and $835.4 million, respectively, calculated by discounting the debt's remaining contractual cash flows at estimated rates at which similar loans could have been obtained at those respective dates. The estimate of the current market rate, which is the most significant input in the discounted cash flow calculation, is intended to replicate debt of similar maturity and loan-to-value relationships. These fair value calculations are considered to be Level 2 under the guidelines as set forth in ASC 820, Fair Value Measurement, as the Company utilizes market rates for similar type loans from third party brokers.
Other Information
For the three and nine months ended September 30, 2015 and 2014, interest expense was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Total interest incurred	$8,696	$7,667	$25,959	$22,787
Interest capitalized	(1,023)	(850)	(2,740)	(1,833)
Total interest expense	$7,673	$6,817	$23,219	$20,954
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
Subsequent Event
On October 1, 2015, the Company prepaid, without penalty, the $14.2 million The Points at Waterview mortgage note. The note was scheduled to mature on January 1, 2016.
8. COMMITMENTS AND CONTINGENCIES

Commitments
At September 30, 2015, the Company had outstanding letters of credit and performance bonds totaling $2.0 million. As a lessor, the Company had $87.6 million in future obligations under leases to fund tenant improvements as of September 30, 2015. As a lessee, the Company had future obligations under ground and office leases of $145.4 million as of September 30, 2015.
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
9. STOCKHOLDERS' EQUITY
On September 8, 2015, the Board of Directors of the Company authorized the repurchase of up to $100 million of its outstanding common shares. The plan expires on September 8, 2017. The repurchases may be executed in the open market, through private negotiations, or in other transactions permitted under applicable law. The timing, manner, price and amount of any repurchases will be determined by the Company in its discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The share repurchase program may be suspended or discontinued at any time.
Under this plan, through September 30, 2015, the Company has repurchased approximately 2.0 million shares of its common stock for a total cost of approximately $18.7 million.  The share repurchases were funded from cash on hand and borrowings under its Credit Facility. The repurchased shares were recorded as treasury shares on the Condensed Consolidated Balance Sheet.
10. STOCK-BASED COMPENSATION
The Company has several types of stock-based compensation - stock options, restricted stock, and restricted stock units (“RSUs”) - which are described in note 13 of the notes to consolidated financial statements in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2014. The expense related to a portion of the stock-based compensation awards is fixed. The expense related to other stock-based compensation awards fluctuates from period to period dependent, in part, on the Company's stock price and stock performance relative to its peers. The Company recorded net stock-based compensation reversal of $683,000 and expense of $2.3 million for the three months ended September 30, 2015 and 2014, respectively, and $1.2 million and $7.2 million of net stock-based compensation expense for the nine months ended September 30, 2015 and 2014, respectively.
The Company maintains the 2009 Incentive Stock Plan (the "2009 Plan") and the 2005 Restricted Stock Unit Plan (the “RSU Plan”), which are described in note 13 of the notes to consolidated financial statements in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2014. Under the 2009 Plan, the Company made restricted stock grants in 2015 of 165,922 shares to key employees, which vest ratably over a three-year period. Under the RSU Plan, the Company awarded two types of RSUs to key employees based on the following metrics: (1) Total Stockholder Return of the Company, as defined in the RSU Plan, as compared to the companies in the SNL US REIT Office index (“SNL RSUs”), and (2) the ratio of cumulative funds from operations per share to targeted cumulative funds from operations per share (“FFO RSUs”) as defined in the RSU Plan. The performance period for both awards is January 1, 2015 to December 31, 2017, and the targeted units awarded of SNL RSUs and FFO RSUs is 175,849 and 68,110, respectively. The ultimate payout of these awards can range from 0% to 200% of the targeted number of units depending on the achievement of the market and performance metrics described above. Both of these RSUs cliff vest on February 2, 2018 and are to be settled in cash with payment dependent upon the attainment of required service, market and performance criteria. The number of RSUs vesting will be determined at that date, and the payout per unit will be equal to the average closing price on each trading day during the 30-day period ending on December 31, 2017. The SNL RSUs are valued using a quarterly Monte Carlo valuation and are expensed over the vesting period. The FFO RSUs are expensed over the vesting period using the fair market value of the Company's stock at the reporting date multiplied by the anticipated number of units to be paid based on the current estimate of what the ratio is expected to be upon vesting.
11. EARNINGS PER SHARE
Net income per share-basic is calculated as net income available to common stockholders divided by the weighted average number of common shares outstanding during the period, including nonvested restricted stock which has nonforfeitable dividend rights. Net income per share-diluted is calculated as net income available to common stockholders divided by the diluted weighted average number of common shares outstanding during the period. Diluted weighted average number of common shares uses the same weighted average share number as in the basic calculation and adds the potential dilution, if any, that would occur if stock options (or any other contracts to issue common stock) were exercised and resulted in additional common shares outstanding, calculated using the treasury stock method. The numerator is reduced for the effect of preferred dividends in both the basic and diluted net income per share calculations. Weighted average shares-basic and diluted for the three and nine months ended September 30, 2015 and 2014, respectively, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Weighted average shares — basic	216,261	209,839	216,485	200,073
Dilutive potential common shares — stock options	113	272	140	252
Weighted average shares — diluted	216,374	210,111	216,625	200,325
Weighted average anti-dilutive stock options	1,553	2,200	1,553	2,200
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

12. REPORTABLE SEGMENTS
The Company has four reportable segments: Office, Retail, Land and Other. These reportable segments represent an aggregation of operating segments reported to the chief operating decision maker based on similar economic characteristics that include the type of product and the nature of service. Each segment includes both consolidated operations and joint ventures, where applicable. The Office and Retail segments show the results for that product type. The Land segment includes results of operations for residential and commercial land holdings. The Other segment includes:

•	fee income and related expenses for third party owned properties and joint venture properties for which the Company performs management, development and leasing services;

•	operations for mixed-use operating properties;

•	compensation for corporate employees;

•	general corporate overhead costs;

•	interest expense for consolidated and unconsolidated entities;

•	income attributable to noncontrolling interests;

•	income taxes;

•	depreciation; and

•	preferred dividends.
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

Segment net income and the amount of capital expenditures are not presented in the following tables. Management does not utilize these measures when analyzing its segments or when making resource allocation decisions, and therefore this information is not provided. FFO is reconciled to net income available to common stockholders on a total Company basis (in thousands):

Three Months Ended September 30, 2015	Office	Retail	Land	Other	Total
Net operating income	$59,328	$—	$—	$1,488	$60,816
Sales less costs of sales	—	—	3,016	—	3,016
Fee income	—	—	—	1,686	1,686
Other income	—	—	—	845	845
General and administrative expenses	—	—	—	(2,971)	(2,971)
Reimbursed expenses	—	—	—	(686)	(686)
Interest expense	—	—	—	(9,518)	(9,518)
Other expenses	—	—	—	(721)	(721)
Funds from operations available to common stockholders	$59,328	$—	$3,016	$(9,877)	52,467
Real estate depreciation and amortization, including Company's share of joint ventures					(35,014)
Gain on sale of depreciated investment properties, including Company's share of joint ventures					36,167
Net income available to common stockholders					$53,620

Three Months Ended September 30, 2014	Office	Retail	Land	Other	Total
Net operating income	$52,691	$1,221	$—	$1,200	$55,112
Sales less costs of sales	—	—	82	—	82
Fee income	—	—	—	1,802	1,802
Other income	—	—	—	399	399
General and administrative expenses	—	—	—	(5,021)	(5,021)
Reimbursed expenses	—	—	—	(783)	(783)
Interest expense	—	—	—	(8,660)	(8,660)
Other expenses	—	—	—	(1,255)	(1,255)
Preferred stock dividends and original issuance costs	—	—	—	—	—
Funds from operations available to common stockholders	$52,691	$1,221	$82	$(12,318)	41,676
Real estate depreciation and amortization, including Company's share of joint ventures					(35,347)
Gain on sale of depreciated investment properties including the Company's share of joint ventures					12,993
Net income available to common stockholders					$19,322

Nine Months Ended September 30, 2015	Office	Retail	Land	Other	Total
Net operating income	$175,331	$—	$—	$4,312	$179,643
Sales less costs of sales	—	—	3,502	—	3,502
Fee income	—	—	—	5,206	5,206
Other income	—	—	—	1,490	1,490
General and administrative expenses	—	—	—	(12,502)	(12,502)
Reimbursed expenses	—	—	—	(2,514)	(2,514)
Interest expense	—	—	—	(28,712)	(28,712)
Other expenses	—	—	—	(2,473)	(2,473)
Funds from operations available to common stockholders	$175,331	$—	$3,502	$(35,193)	143,640
Real estate depreciation and amortization, including Company's share of joint ventures					(110,759)
Gain on sale of depreciated investment properties, including Company's share of joint ventures					35,893
Net income available to common stockholders					$68,774

Nine Months Ended September 30, 2014	Office	Retail	Land	Other	Total
Net operating income	$149,110	$3,813	$—	$3,496	$156,419
Sales less costs of sales	—	—	1,573	42	1,615
Fee income	—	—	—	6,165	6,165
Other income	—	—	—	4,563	4,563
General and administrative expenses	—	—	—	(16,472)	(16,472)
Reimbursed expenses	—	—	—	(2,703)	(2,703)
Interest expense	—	—	—	(26,485)	(26,485)
Other expenses	—	—	—	(2,974)	(2,974)
Preferred stock dividends and original issuance costs	—	—	—	(6,485)	(6,485)
Funds from operations available to common stockholders	$149,110	$3,813	$1,573	$(40,853)	113,643
Real estate depreciation and amortization, including Company's share of joint ventures					(110,319)
Gain on sale of depreciated investment properties, including Company's share of joint ventures					18,975
Net income available to common stockholders					$22,299

When reviewing the results of operations for the Company, management analyzes the following revenue and income items net of their related costs:

•	Rental property operations;

•	Land sales; and

•	Gains on sales of investment properties.
These amounts are shown in the segment tables above in the same “net” manner as shown to management. In addition, management reviews the operations of discontinued operations and its share of the operations of its joint ventures in the same manner as the operations of its wholly-owned properties included in the continuing operations. Therefore, the information in the tables below include the operations of discontinued operations and its share of joint ventures in the same categories as the operations of the properties included in continuing operations. Certain adjustments are required to reconcile the above segment information to the Company’s consolidated revenues. The following table reconciles information presented in the tables above to the Company’s consolidated revenues (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net operating income	$60,816	$55,112	$179,643	$156,419
Sales less cost of sales	3,016	82	3,502	1,615
Fee income	1,686	1,802	5,206	6,165
Other income	845	399	1,490	4,563
Rental property operating expenses	41,331	38,685	120,672	109,501
Cost of sales on residential lot sales	—	55	—	325
Net operating income in joint ventures	(6,132)	(6,601)	(18,102)	(19,748)
Sales less cost of sales in joint ventures	(2,038)	—	(2,280)	(47)
Net operating (income) loss in discontinued operations	—	(341)	14	(1,798)
Other income in discontinued operations and in joint ventures	(129)	(14)	(479)	(29)
Termination fees in discontinued operations and in joint ventures	(271)	—	(419)	(74)
Gain on land sales (included in gain on investment properties)	(978)	(81)	(1,222)	(1,566)
Total consolidated revenues	$98,146	$89,098	$288,025	$255,326

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview
Cousins Properties Incorporated (and collectively, with its subsidiaries, the "Company", "we","our", or "us") is a self-administered and self-managed real estate investment trust, or REIT. Our core focus is on the acquisition, development, leasing, management and ownership of Class-A office properties in Sunbelt markets with a particular focus on Georgia, Texas, and North Carolina. As of September 30, 2015, our portfolio of real estate assets consisted of interests in 16 operating office properties containing 15.2 million square feet of space, 2 operating mixed-use properties containing 786,000 square feet of space, and 3 projects (two office and one mixed-use) under active development. We have a comprehensive strategy in place based on a simple platform, trophy assets and opportunistic investments. This streamlined approach enables us to maintain a targeted, asset-specific approach to investing where we seek to leverage our development skills, relationships, market knowledge, and operational expertise. We intend to generate returns and create value for shareholders through the continued lease up of our portfolio, through the execution of our development pipeline, and through opportunistic investments in office and mixed-use projects within our core markets.
We leased or renewed 770,009 square feet of office space during the third quarter of 2015, bringing total square footage leased for the year to 1.7 million. Net effective rent, representing base rent less operating expense reimbursements and leasing costs, on new, renewal and expansion leases was $17.59 per square foot for office properties in the third quarter of 2015 and $15.80 for the first nine months of 2015, excluding the NCR lease. Net rent per square foot for office properties decreased 0.3% during the third quarter of 2015 and increased 11.6% for the first nine months of 2015, compared to prior year periods, on spaces that have been previously occupied in the past year. Same property net operating income increased by 1.1% and 2.6% between the three and nine month 2015 and 2014 periods, respectively. We will continue to target urban high-barrier-to-entry submarkets in Austin, Dallas, Houston, Atlanta, Charlotte, and Raleigh/Durham. We believe these markets continue to show positive demographic and economic trends compared to the national average.
Results of Operations
Comparison of the three and nine months ended September 30, 2015 and 2014
The following results include the performance of our Same Property portfolio. Our Same Property portfolio includes office properties that have been fully operational in each of the comparable reporting periods. A fully operational property is one that has achieved 90% economic occupancy for each of the periods presented or has been substantially complete and owned by us for each of the periods presented. Same Property amounts shown below are from properties that have been owned since January 1, 2014 through the end of the current reporting period, excluding dispositions. This information includes revenues and expenses of only consolidated properties. The Same Property information in the Same Property Net Operating Income section outlined later in this Form 10-Q, includes joint venture properties. Amounts shown below are in thousands.
Rental Property Revenues

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Rental Property Revenues - Consolidated
Same Property	$70,685	$70,085	$600	1%	$207,456	$202,396	$5,060	3%
Non-Same Property	25,331	16,772	8,559	51%	74,770	41,979	32,791	78%
	$96,016	$86,857	$9,159	11%	$282,226	$244,375	$37,851	15%
Same property revenues increased between the nine month 2015 and 2014 periods due to increased occupancy rates and increased recoveries. Non-same property revenues increased between the three and nine month 2015 and 2014 periods mainly due to the 2014 acquisitions of Northpark and Fifth Third Center, and Colorado Tower commencing operations in 2015, offset by the sale of 2100 Ross in the third quarter of 2015 and the sale of 777 Main in the fourth quarter of 2014.

Rental Property Operating Expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Rental Property Operating Expenses- Consolidated
Same Property	$30,687	$30,510	$177	1%	$89,404	$87,624	$1,780	2%
Non-Same Property	10,644	8,175	2,469	30%	31,268	21,877	9,391	43%
	$41,331	$38,685	$2,646	7%	$120,672	$109,501	$11,171	10%
Non-same property revenues increased between the three and nine month 2015 and 2014 periods mainly due to the 2014 acquisitions of Northpark and Fifth Third Center, and Colorado Tower commencing operations in 2015, offset by the sale of 2100 Ross in the third quarter of 2015 and the sale of 777 Main in the fourth quarter of 2014.
Other Revenue
Other Revenue decreased $4.2 million (88%) between the nine month 2015 and 2014 periods. This decrease was primarily due to lower lease termination fees.
General and Administrative Expenses
General and administrative expenses decreased $2.1 million (41%) and $3.9 million (24%) between the three and nine month 2015 and 2014 periods. This decrease was primarily due to a reduction in long-term incentive compensation expense as a result of the decline in our common stock price relative to our office peers included in the SNL US Office REIT Index.
Interest Expense
Interest expense increased $2.3 million (11%) between the nine month 2015 and 2014 periods. This increase was primarily due to a mortgage loan on 816 Congress that closed in 2014 and additional average borrowings on our Credit Facility. These increases were was partially offset by an increase in capitalized interest as a result of increased development activities.
Depreciation and Amortization
Depreciation and amortization increased $1.6 million (2%) between the nine month 2015 and 2014 periods, primarily due to the 2014 acquisitions of Fifth Third Center and Northpark Town Center. These increases were partially offset by the December 2014 sale of 777 Main and the sale of 2100 Ross in 2015.
Gain on Sale of Investment Properties
Gain on sale of investment properties increased $37.1 million and $36.1 million between the three and nine month 2015 and 2014 periods. This increase was primarily due to a $36.2 million gain recognized on the sale of 2100 Ross in the third quarter of 2015.
Discontinued Operations
Income from discontinued operations decreased $13.3 million and $21.7 million between the three and nine month 2015 and 2014 periods, due to new accounting guidance. In April 2014, the Financial Accounting Standards Board issued new guidance on discontinued operations. Under the new guidance, only assets held for sale and disposals representing a major strategic shift in operations will be presented as discontinued operations. This guidance is effective for periods beginning after December 15, 2014 with early adoption permitted. We adopted this new standard in the second quarter of 2014. Therefore, the properties sold subsequently are not reflected as discontinued operations in our Consolidated Statements of Operations.
Dividends to Preferred Stockholders and Preferred Stock Original Issuance Costs
Dividends to preferred stockholders decreased $3.0 million between the nine month 2015 and 2014 periods due to the redemption of the 7.5% Series B Cumulative Redeemable Preferred Stock in the second quarter of 2014. We have no remaining outstanding preferred stock and, therefore, no preferred stock dividends. In connection with the redemption of preferred stock, we decreased net income available to common stockholders by $3.5 million (non-cash), which represents the original issuance costs applicable to the shares redeemed.

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
FFO is used by industry analysts and investors as a supplemental measure of a REIT’s operating performance. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry investors and analysts have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. Thus, NAREIT created FFO as a supplemental measure of REIT operating performance that excludes historical cost depreciation, among other items, from GAAP net income. The use of FFO combined with the required primary GAAP presentations, has been fundamentally beneficial, improving the understanding of operating results of REITs among the investing public and making comparisons of REIT operating results more meaningful. Company management evaluates operating performance in part based on FFO. Additionally, we use FFO, along with other measures, to assess performance in connection with evaluating and granting incentive compensation to its officers and other key employees. The reconciliation of net income available to common stockholders to FFO is as follows for the three and nine months ended September 30, 2015 and 2014 (in thousands, except per share information):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net Income Available to Common Stockholders	$53,620	$19,322	$68,774	$22,299
Depreciation and amortization of real estate assets:
Consolidated properties	32,123	32,473	102,353	101,361
Share of unconsolidated joint ventures	2,891	2,874	8,406	8,958
(Gain) loss on sale of depreciated properties:
Consolidated properties	(36,167)	—	(35,893)	—
Discontinued properties	—	(12,993)	—	(19,362)
Share of unconsolidated joint ventures	—	—	—	387
Funds From Operations Available to Common Stockholders	$52,467	$41,676	$143,640	$113,643
Per Common Share — Basic and Diluted:
Net Income Available	$0.25	$0.09	$0.32	$0.11
Funds From Operations	$0.24	$0.20	$0.66	$0.57
Weighted Average Shares — Basic	216,261	209,839	216,485	200,073
Weighted Average Shares — Diluted	216,374	210,111	216,625	200,325

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net Operating Income - Consolidated Properties
Rental property revenues	$96,016	$86,857	$282,226	$244,375
Rental property expenses	(41,331)	(38,685)	(120,672)	(109,501)
	54,685	48,172	161,554	134,874
Net Operating Income - Discontinued Operations
Rental property revenues	—	601	4	2,923
Rental property expenses	—	(262)	(18)	(1,126)
	—	339	(14)	1,797
Net Operating Income - Unconsolidated Joint Ventures	6,131	6,601	18,103	19,747
Total Net Operating Income	$60,816	$55,112	$179,643	$156,418

Net Operating Income
Same Property	$44,647	$44,165	$131,841	$128,476
Non-Same Property	16,169	10,947	47,802	27,942
	$60,816	$55,112	$179,643	$156,418
Change in Net Operating Income - Same Property	1.1%		2.6%
Same Property Net Operating Income increased 1.1% and 2.6% between the three and nine month 2015 and 2014 periods, respectively. The increases primarily relate to changes in occupancy at Promenade, Terminus 200 and Points at Waterview. In addition, there were increased renewal rates at Post Oak. These increases were offset by vacated space at Greenway and increased expenses at the American Cancer Society Center related to utilities and real estate taxes.
Net Rental Rates
Average net rental rates for new and renewal tenants for the office portfolio were $20.66 per square foot for the nine months ended September 30, 2015 compared to $18.51 per square foot for the same period in 2014, an increase of 11.6%. This increase is attributable to the fact that there was more leasing activity in 2015 in markets with higher rents. Net rental rates represent average rent per square foot after operating expense reimbursement over the lease term for leased space that has not been vacant for more than one year.
Liquidity and Capital Resources
Our primary short-term and long-term liquidity needs include the following:

•	property acquisitions;

•	expenditures on development projects;

•	building improvements, tenant improvements, and leasing costs;

•	principal and interest payments on indebtedness;

•	repurchase of our common stock; and

•	common stock dividends.
We may satisfy these needs with one or more of the following:

•	net cash from operations;

•	sales of assets;

•	borrowings under our Credit Facility;

•	proceeds from mortgage notes payable;

•	proceeds from equity offerings; and

•	joint venture formations.

As of September 30, 2015, we had $134.0 million drawn under our Credit Facility and $1.0 million outstanding under letters of credit, with the ability to borrow an additional $365.0 million under the Credit Facility.
In July 2015, we purchased land in Atlanta, Georgia, for $27.0 million to be used in a project to develop a headquarters building for NCR. We initially funded this purchase with borrowings under our Credit Facility. These borrowings were repaid with proceeds from the sale of 2100 Ross. We expect to fund the additional costs of this development with the additional proceeds from the 2100 Ross sale as well as the sale of one or more of our other operating properties which may close in the last quarter of 2015 or in 2016.
In September 2015, we initiated a $100 million stock repurchase plan. Under this plan, we may repurchase shares of common stock through September 8, 2017. The repurchases may be executed in the open market, through private negotiations, or in other transactions permitted under applicable law. The timing, manner, price and amount of any repurchases will be in our discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. Through September 30, 2015, we repurchased approximately 2.0 million shares for a total aggregate cost of approximately $18.7 million. Subsequent to quarter-end, we repurchased an additional 17,000 shares for a total cost of $152,000. The repurchased shares were recorded as treasury shares on the Condensed Consolidated Balance Sheet. We may discontinue or suspend repurchases at any time.
We will continue to pursue acquisition and development opportunities that are consistent with our strategy. We expect to fund any additional future investments with one or more of the following: sale of additional non-core assets, additional borrowings under our Credit Facility, additional mortgage loans secured by existing or newly acquired properties, construction loans, the issuance of common equity, and joint ventures with third parties.
Contractual Obligations and Commitments
The following table sets forth information as of September 30, 2015 with respect to our outstanding contractual obligations and commitments (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 years
Contractual Obligations:
Company debt:
Unsecured Credit Facility and construction facility	$134,000	$—	$—	$134,000	$—
Mortgage notes payable	645,570	23,497	149,238	136,887	335,948
Interest commitments (1)	160,846	54,823	51,295	34,449	20,279
Ground leases	145,085	1,646	3,305	3,315	136,819
Other operating leases	320	166	150	4	—
Total contractual obligations	$1,085,821	$80,132	$203,988	$308,655	$493,046
Commitments:
Unfunded tenant improvements and other	$87,624	$54,269	$17,007	$16,348	$—
Letters of credit	1,000	1,000	—	—	—
Performance bonds	1,049	216	—	—	833
Total commitments	$89,673	$55,485	$17,007	$16,348	$833

(1)	Interest on variable rate obligations is based on rates effective as of September 30, 2015.
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
Our existing mortgage debt is primarily non-recourse, fixed-rate mortgage notes secured by various real estate assets. Many of the non-recourse mortgages contain covenants which, if not satisfied, could result in acceleration of the maturity of the debt. We expect to either refinance the non-recourse mortgages at maturity or repay the mortgages with proceeds from asset sales or other financings.
Future Capital Requirements
Over the long term, we intend to actively manage our portfolio of properties and strategically sell assets to exit non-core holdings, reposition the portfolio geographically, and generate capital for future investment activities. We expect to continue to utilize indebtedness to fund future commitments and expect to place long-term mortgages on selected assets as well as to utilize construction financing for some development assets, if available and under appropriate terms.
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
Cash Flow Summary
We report and analyze our cash flows based on operating activities, investing activities and financing activities. Cash and cash equivalents were $5.3 million and $7.2 million at September 30, 2015 and September 30, 2014. The following table sets forth the changes in cash flows (in thousands):

	Nine Months Ended September 30,
	2015	2014	Change
Net cash provided by operating activities	$103,040	$94,596	$8,444
Net cash used in investing activities	(14,612)	(304,627)	290,015
Net cash provided by (used in) financing activities	(83,097)	216,266	(299,363)
The reasons for significant increases and decreases in cash flows between the periods are as follows:
Cash Flows from Operating Activities. Cash provided by operating activities increased $8.4 million between the nine month 2015 and 2014 periods. This difference is primarily caused by an increase in cash provided from property operations and operating cash provided from unconsolidated joint ventures.
Cash Flows from Investing Activities. Cash flows used in investing activities decreased $290.0 million between the nine month 2015 and 2014 periods. This primarily relates to proceeds from sales of 2100 Ross and land parcels during 2015 and a decrease in acquisition, development and tenant expenditures during 2015.
Cash Flows from Financing Activities. Cash flows provided by financing activities decreased $299.4 million between the nine month 2015 and 2014 periods. This primarily relates to decreased net borrowings under our Credit Facility, stock repurchases, and the 2014 common stock issuance and preferred share redemptions.
Capital Expenditures. We incur costs related to our real estate assets that include acquisition of properties, development of new properties, redevelopment of existing or newly purchased properties, leasing costs for new or replacement tenants, and ongoing property repairs and maintenance.
Capital expenditures for assets we develop or acquire and then hold and operate are included in the property acquisition, development, and tenant asset expenditures line item within investing activities on the statements of cash flows. Amounts accrued are removed from the table below (accrued capital adjustment) to show the components of these costs on a cash basis. Components of costs included in this line item for the nine months ended September 30, 2015 and 2014 are as follows (in thousands):

	Nine Months Ended September 30,
	2015	2014
Acquisition of property	$—	$234,471
Development	53,781	55,250
Operating — building improvements	65,801	49,294
Operating — leasing costs	17,539	7,611
Capitalized interest	2,740	1,833
Capitalized salaries	5,945	5,226
Accrued capital adjustment	5,578	(2,028)
Total property acquisition and development expenditures	$151,384	$351,657
Capital expenditures decreased in 2015 primarily due to a decrease in property acquisitions compared to the prior year. Tenant improvements and leasing costs, as well as related capitalized personnel costs, are a function of the number and size of newly executed leases or renewals of existing leases. The amounts of tenant improvement and leasing costs for our office portfolio on a per square foot basis were as follows:

Nine Months Ended September 30, 2015
New leases	$5.79
Renewal leases	$4.49
Expansion leases	$5.70
The amounts of tenant improvement and leasing costs on a per square foot basis vary by lease and by market. Given the level of expected leasing and renewal activity, in future periods management expects tenant improvements and leasing costs per square foot to remain consistent with those experienced in the first nine months of 2015.
Dividends. We paid common dividends of $52.0 million and $45.4 million in the nine month 2015 and 2014 periods, respectively. We paid preferred dividends of $3.0 million in the nine month 2014 period. We funded the dividends with cash provided by operating activities. We expect that cash flows from operations and distributions from joint ventures will fund our common dividends in the remaining quarter of 2015.
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
Off Balance Sheet Arrangements
General. We have a number of off balance sheet joint ventures with varying structures, as described in note 5 of the notes to consolidated financial statements in our 2014 Annual Report on Form 10-K/A and note 4 of the notes to condensed consolidated financial statements in this Form 10-Q. The joint ventures in which we have an interest are involved in the ownership, acquisition, and/or development of real estate. A venture will fund capital requirements or operational needs with cash from operations or financing proceeds, if possible. If additional capital is deemed necessary, a venture may request a contribution from the partners, and we will evaluate such request.
Debt. At September 30, 2015, our unconsolidated joint ventures had aggregate outstanding indebtedness to third parties of $227.2 million. These loans are generally mortgage or construction loans, most of which are non-recourse to us except as described in the paragraph below. In addition, in certain instances, we provide “non-recourse carve-out guarantees” on these non-recourse loans. Certain of these loans have variable interest rates, which creates exposure to the ventures in the form of market risk from interest rate changes.
We guarantee repayment of up to $8.6 million of the EP II construction loan, which has a total capacity of $46.0 million. At September 30, 2015, we guaranteed $2.9 million, based on amounts outstanding under this loan as of that date. This guarantee may be reduced and/or eliminated based on the achievement of certain criteria. We also guarantee 12.5% of the loan amount related to the Carolina Square construction loan, which has a lending capacity of $79.8 million, and no outstanding balance as of September 30, 2015.

Critical Accounting Policies
There have been no material changes in the critical accounting policies from those disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2014.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes in the market risk associated with our notes payable at September 30, 2015 compared to that as disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2014.

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
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer along with the Chief Financial Officer, of the effectiveness, design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon the foregoing, the Chief Executive Officer along with the Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level. In addition, based on such evaluation we have identified no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings.
Information regarding legal proceedings is described under the subheading "Litigation" in note 8 to the unaudited condensed consolidated financial statements set forth in this Form 10-Q.
Item 1A. Risk Factors.
There have been no material changes to the risk factors as disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2014.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
For information on our equity compensation plans, see note 13 of our Annual Report on Form 10-K/A, and note 9 to the unaudited condensed consolidated financial statements set forth in this Form 10-Q. We did not make any sales of unregistered securities during the third quarter of 2015.
We repurchased the following common shares during the third quarter of 2015:

	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)
July 1 - 31	—	N/A
August 1 - 31	—	$—
September 1 - 30	2,014,661	$9.28
	2,014,661	9.28
(1) Activity for the third quarter of 2015 related to the the repurchase of our common stock as a part of the share repurchase program that authorizes up to $100 million of common stock through September 2017. Average price paid per share includes broker commission.

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

COUSINS PROPERTIES INCORPORATED
/s/ Gregg D. Adzema
Gregg D. Adzema
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)
Date: October 27, 2015