Form 10-Q
period 2016-03-31
COUSINS PROPERTIES INC
filed 2016-05-04
CIK 25232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 29, 2016
Common Stock, $1 par value per share	210,107,296 shares

FORWARD-LOOKING STATEMENTS

Certain matters contained in this report are “forward-looking statements” within the meaning of the federal securities laws and are subject to uncertainties and risks, as itemized in Item 1A included in the Annual Report on Form 10-K for the year ended December 31, 2015 and as itemized herein. These forward-looking statements include information about possible or assumed future results of the business and our financial condition, liquidity, results of operations, plans, and objectives. They also include, among other things, statements regarding subjects that are forward-looking by their nature, such as:

•	our business and financial strategy;
•our ability to obtain future financing arrangements;
•future acquisitions and future dispositions of operating assets;
•future acquisitions of land;
•future development and redevelopment opportunities;
•future dispositions of land and other non-core assets;
•future repurchases of common stock;
•projected operating results;
•market and industry trends;
•future distributions;
•projected capital expenditures;
•interest rates;

•
statements about the benefits of the proposed transactions involving the Company and Parkway Properties Inc. ("Parkway"), including future financial and operating results, plans, objectives, expectations and intentions;

•	all statements that address operating performance, events or developments that we expect or anticipate will occur in the future — including statements relating to creating value for stockholders;
•benefits of the proposed transactions to tenants, employees, stockholders and other constituents of the combined company;
•integrating our companies;
•cost savings; and
•the expected timetable for completing the proposed transactions.
Any forward-looking statements are based upon management's beliefs, assumptions, and expectations of our future performance, taking into account information currently available. These beliefs, assumptions, and expectations may change as a result of possible events or factors, not all of which are known. If a change occurs, our business, financial condition, liquidity, and results of operations may vary materially from those expressed in forward-looking statements. Actual results may vary from forward-looking statements due to, but not limited to, the following:

•	the availability and terms of capital and financing;

•	the ability to refinance or repay indebtedness as it matures;

•	the failure of purchase, sale, or other contracts to ultimately close;

•	the failure to achieve anticipated benefits from acquisitions and investments or from dispositions;

•	the potential dilutive effect of common stock offerings;

•	the failure to achieve benefits from the repurchase of common stock;

•	the availability of buyers and adequate pricing with respect to the disposition of assets;

•	risks and uncertainties related to national and local economic conditions, the real estate industry in general, and the commercial real estate markets in particular;

•	changes to our strategy with regard to land and other non-core holdings that require impairment losses to be recognized;

•	leasing risks, including the ability to obtain new tenants or renew expiring tenants, and the ability to lease newly developed and/or recently acquired space;

•	the adverse change in the financial condition of one or more of our major tenants;

•	volatility in interest rates and insurance rates;

•	the availability of sufficient investment opportunities;

•	competition from other developers or investors;

•	the risks associated with real estate developments (such as zoning approval, receipt of required permits, construction delays, cost overruns, and leasing risk);

•	the loss of key personnel;

•	the potential liability for uninsured losses, condemnation, or environmental issues;

•	the potential liability for a failure to meet regulatory requirements;

•	the financial condition and liquidity of, or disputes with, joint venture partners;

•	any failure to comply with debt covenants under credit agreements;

•	any failure to continue to qualify for taxation as a real estate investment trust and meet regulatory requirements;

•	risks associated with the ability to consummate the proposed merger and the timing of the closing of the proposed merger;

•
risks associated with the ability to consummate the proposed spin-off of a company holding the Houston assets of the Company and Parkway (“HoustonCo”) and the timing of the closing of the proposed spin-off;

•	risks associated with the ability to list the common stock of HoustonCo on the New York Stock Exchange following the proposed spin-off;

•	risks associated with the ability to consummate certain asset sales contemplated by Parkway and the timing of the closing of such proposed asset sales;

•
risks associated with the ability to consummate the proposed reorganization of certain assets and liabilities of Cousins and Parkway, including the contemplated structuring of the Company and HoustonCo as “UPREITs” following the consummation of the proposed transactions;

•	the failure to obtain the necessary debt financing arrangements set forth in the commitment letter received in connection with the proposed transactions;

•	the ability to secure favorable interest rates on any borrowings incurred in connection with the proposed transactions;

•	the impact of such indebtedness incurred in connection with the proposed transactions;

•	the ability to successfully integrate our operations and employees;

•	the ability to realize anticipated benefits and synergies of the proposed transactions;

•	material changes in the dividend rates on securities or the ability to pay dividends on common shares or other securities;

•	potential changes to tax legislation;

•	changes in demand for developed properties;

•	risks associated with the acquisition, development, expansion, leasing and management of properties;

•	risks associated with the geographic concentration of the Company, Parkway or HoustonCo;

•	the potential impact of announcement of the proposed transactions or consummation of the proposed transactions on relationships, including with tenants, employees, customers and competitors;

•	the unfavorable outcome of any legal proceedings that have been or may be instituted against the Company, Parkway or any company spun-off by the combined company;

•	significant costs related to uninsured losses, condemnation, or environmental issues;

•	the amount of the costs, fees, expenses and charges related to the proposed transactions and the actual terms of the financings that may be obtained in connection with the proposed transactions; and

•	those additional risks and factors discussed in reports filed with the Securities and Exchange Commission (“SEC”) by the Company and Parkway.
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

PART I — FINANCIAL INFORMATION
Item 1.    Financial Statements.
COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share and per share amounts)

	March 31, 2016	December 31, 2015
	(unaudited)
Assets:
Real estate assets:
Operating properties, net of accumulated depreciation of $377,418 and $352,350 in 2016 and 2015, respectively	$2,188,980	$2,194,781
Projects under development	41,871	27,890
Land	17,768	17,829
	2,248,619	2,240,500
Real estate assets and other assets held for sale, net of accumulated depreciation and amortization of $7,200 in 2015	—	7,246

Cash and cash equivalents	5,464	2,003
Restricted cash	4,929	4,304
Notes and accounts receivable, net of allowance for doubtful accounts of $1,100 and $1,353 in 2016 and 2015, respectively	12,635	10,828
Deferred rents receivable	70,790	67,258
Investment in unconsolidated joint ventures	111,046	102,577
Intangible assets, net of accumulated amortization of $109,328 and $103,458 in 2016 and 2015, respectively	117,729	124,615
Other assets	39,196	35,989
Total assets	$2,610,408	$2,595,320
Liabilities:
Notes payable	$767,811	$718,810
Accounts payable and accrued expenses	48,693	71,739
Deferred income	29,959	29,788
Intangible liabilities, net of accumulated amortization of $29,199 and $26,890 in 2016 and 2015, respectively	57,283	59,592
Other liabilities	30,378	30,629
Liabilities of real estate assets held for sale	—	1,347
Total liabilities	934,124	911,905
Commitments and contingencies	—	—
Equity:
Stockholders' investment:
Preferred stock, $1 par value, 20,000,000 shares authorized, -0- shares issued and outstanding in 2016 and 2015	—	—
Common stock, $1 par value, 350,000,000 shares authorized, 220,436,378 and 220,255,676 shares issued in 2016 and 2015, respectively	220,436	220,256
Additional paid-in capital	1,722,020	1,722,224
Treasury stock at cost, 10,329,082 and 8,742,181 shares in 2016 and 2015, respectively	(148,373)	(134,630)
Distributions in excess of cumulative net income	(118,557)	(124,435)
Total stockholders' investment	1,675,526	1,683,415
Nonredeemable noncontrolling interests	758	—
Total equity	1,676,284	1,683,415
Total liabilities and equity	$2,610,408	$2,595,320

See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2016	2015
Revenues:
Rental property revenues	$88,476	$90,033
Fee income	2,199	1,816
Other	576	127
	91,251	91,976
Costs and expenses:
Rental property operating expenses	35,609	37,954
Reimbursed expenses	870	1,111
General and administrative expenses	8,492	3,595
Interest expense	7,414	7,677
Depreciation and amortization	31,969	36,147
Acquisition and related costs	19	83
Other	106	357
	84,479	86,924
Income from continuing operations before taxes, unconsolidated joint ventures, and sale of investment properties	6,772	5,052
Income from unconsolidated joint ventures	1,834	1,611
Income from continuing operations before gain on sale of investment properties	8,606	6,663
Gain on sale of investment properties	14,190	1,105
Income from continuing operations	22,796	7,768
Loss from discontinued operations:
Loss from discontinued operations	—	(14)
Loss on sale from discontinued operations	—	(551)
	—	(565)
Net income	$22,796	$7,203
Per common share information — basic and diluted:
Income from continuing operations	$0.11	$0.04
Income from discontinued operations	—	(0.01)
Net income	$0.11	$0.03
Weighted average shares — basic	210,904	216,568
Weighted average shares — diluted	210,974	216,754
Dividends declared per common share	$0.080	$0.080

See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
Three Months Ended March 31, 2016 and 2015
(unaudited, in thousands)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Distributions in Excess of Net Income	Stockholders’ Investment	Nonredeemable Noncontrolling Interests	Total Equity
Balance December 31, 2015	$220,256	$1,722,224	$(134,630)	$(124,435)	$1,683,415	$—	$1,683,415
Net income	—	—	—	22,796	22,796	—	22,796
Common stock issued pursuant to stock based compensation	180	(607)	—	—	(427)	—	(427)
Amortization of stock options and restricted stock, net of forfeitures	—	403	—	—	403	—	403
Contributions from nonredeemable noncontrolling interests	—	—	—	—	—	758	758
Repurchase of common stock	—	—	(13,743)	—	(13,743)	—	(13,743)
Common dividends ($0.08 per share)	—	—	—	(16,918)	(16,918)	—	(16,918)
Balance March 31, 2016	$220,436	$1,722,020	$(148,373)	$(118,557)	$1,675,526	$758	$1,676,284

Balance December 31, 2014	$220,083	$1,720,972	$(86,840)	$(180,757)	$1,673,458	$—	$1,673,458
Net income	—	—	—	7,203	7,203	—	7,203
Common stock issued pursuant to stock based compensation	89	(941)	—	—	(852)	—	(852)
Amortization of stock options and restricted stock, net of forfeitures	—	475	—	—	475	—	475
Common dividends ($0.08 per share)	—	—	—	(17,349)	(17,349)	—	(17,349)
Balance March 31, 2015	$220,172	$1,720,506	$(86,840)	$(190,903)	$1,662,935	$—	$1,662,935
See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income	$22,796	$7,203
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of investment properties, including discontinued operations	(14,190)	(554)
Depreciation and amortization, including discontinued operations	31,969	36,393
Amortization of deferred financing costs	480	222
Amortization of stock options and restricted stock, net of forfeitures	403	475
Effect of certain non-cash adjustments to rental revenues	(4,898)	(8,929)
Income from unconsolidated joint ventures	(1,834)	(1,611)
Operating distributions from unconsolidated joint ventures	1,984	303
Changes in other operating assets and liabilities:
Change in other receivables and other assets, net	(6,108)	(7,447)
Change in operating liabilities	(25,094)	(23,616)
Net cash provided by operating activities	5,508	2,439
Cash flows from investing activities:
Proceeds from investment property sales	21,088	1,314
Property acquisition, development, and tenant asset expenditures	(26,172)	(37,844)
Investment in unconsolidated joint ventures	(16,224)	(425)
Distributions from unconsolidated joint ventures	1,678	1,080
Change in notes receivable and other assets	—	(423)
Change in restricted cash	(625)	6
Net cash used in investing activities	(20,255)	(36,292)
Cash flows from financing activities:
Proceeds from credit facility	116,100	94,100
Repayment of credit facility	(65,100)	(36,300)
Repayment of notes payable	(2,131)	(2,196)
Common stock issued, net of expenses	—	(14)
Repurchase of common stock	(13,743)	—
Common dividends paid	(16,918)	(17,349)
Net cash provided by financing activities	18,208	38,241
Net increase in cash and cash equivalents	3,461	4,388
Cash and cash equivalents at beginning of period	2,003	—
Cash and cash equivalents at end of period	$5,464	$4,388

Interest paid, net of amounts capitalized	$7,480	$7,695

Significant non-cash transactions:
Change in accrued property acquisition, development, and tenant asset expenditures	$421	$(1,632)
Transfer from investment in unconsolidated joint ventures to projects under development	5,880	—

See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)
1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Cousins Properties Incorporated (“Cousins”), a Georgia corporation, is a self-administered and self-managed real estate investment trust (“REIT”). Cousins TRS Services LLC ("CTRS") is a taxable entity wholly owned by and consolidated with Cousins. CTRS owns and manages its own real estate portfolio and performs certain real estate related services for other parties. All of the entities included in the condensed consolidated financial statements are hereinafter referred to collectively as the "Company."
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
The condensed consolidated financial statements are unaudited and were prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, these financial statements reflect all adjustments necessary (which adjustments are of a normal and recurring nature) for the fair presentation of the Company's financial position as of March 31, 2016 and the results of operations for the three months ended March 31, 2016 and 2015. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of results expected for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015. The accounting policies employed are substantially the same as those shown in note 2 to the consolidated financial statements included in such Form 10-K.
For the three months ended March 31, 2016 and 2015, there were no items of other comprehensive income. Therefore, no presentation of comprehensive income is required.
The Company evaluates all partnerships, joint ventures and other arrangements with variable interests to determine if the entity or arrangement qualifies as a variable interest entity (“VIE”), as defined in the Financial Accounting Standards Board's ("FASB") Accounting Standards Codification ("ASC"). If the entity or arrangement qualifies as a VIE and the Company is determined to be the primary beneficiary, the Company is required to consolidate the assets, liabilities, and results of operations of the VIE. In the first quarter of 2016, the Company adopted Accounting Standards Update ("ASU") 2015-02, "Amendments to the Consolidation Analysis." There were no changes to the accounting treatment of joint ventures or other arrangements as a result of the new guidance.
In March 2016, the FASB issued ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting." Under the ASU, the additional paid in capital pool is eliminated, and an entity recognizes all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement. The ASU also eliminated the requirement to defer recognition of an excess tax benefit until all benefits are realized through a reduction to taxes payable. The update also changes the treatment of excess tax benefits as operating cash flows in the statement of cash flows. The guidance is effective for fiscal years beginning after December 15, 2016 with early adoption permitted. The Company expects to adopt this guidance effective January 1, 2017, and is currently assessing the potential impact of adopting the new guidance.
In February 2016, the Financial Accounting Standards Board issued ASU 2016-02, "Leases", which amends the existing standards for lease accounting by requiring lessees to recognize most leases on their balance sheets, and making targeted changes to lessor accounting and reporting. The new standard will require lessees to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months, and classify such leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method (finance leases), on a straight-line basis over the term of the lease (operating leases). Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. ASU 2016-02 supersedes previous leasing standards.  The guidance is effective for the fiscal years beginning after December 15, 2018 with early adoption permitted. The Company expects to adopt this guidance effective January 1, 2019, and is currently assessing the potential impact of adopting the new guidance.

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers." Under the new guidance, companies will recognize revenue when the seller satisfies a performance obligation, which would be when the buyer takes control of the good or service. This new guidance could result in different amounts of revenue being recognized and could result in revenue being recognized in different reporting periods than under the current guidance. The new guidance specifically excludes revenue associated with lease contracts. ASU 2015-14, "Revenue from Contracts with Customers," was subsequently issued modifying the effective date to periods beginning after December 15, 2017, with early adoption permitted for periods beginning after December 15, 2016. The standard allows for either "full retrospective" adoption, meaning the standard is applied to all of the periods presented, or "modified retrospective" adoption, meaning the standard is applied only to the most recent period presented in the financial statements. The Company is currently assessing this guidance for future implementation and potential impact of adoption. The Company expects to adopt this guidance effective January 1, 2018.
In the first quarter of 2016, the Company adopted ASU 2015-03, "Simplifying the Presentation of Debt Costs" ("ASU 2015-03"). In accordance with ASU 2015-03, the Company began recording deferred financing costs related to its mortgage notes payable as a reduction in the carrying amount of its notes payable on the condensed consolidated balance sheets. The Company reclassified $2.5 million in deferred financing costs from other assets to notes payable in its December 31, 2015 consolidated balance sheet to conform to the current period's presentation. Deferred financing costs related to the Company’s unsecured revolving credit facility continue to be included in other assets within the Company’s condensed consolidated balance sheets in accordance with ASU 2015-15 "Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements."
Certain prior year amounts have been reclassified to conform with current year presentation on the condensed consolidated statements of operations and the condensed consolidated statements of equity. Separation expenses on the condensed consolidated statements of operations are now included within general and administrative expenses. On the condensed consolidated statements of equity, all components of common stock issued pursuant to stock based compensation are aggregated into one line item. These changes do not affect the previously reported condensed consolidated statements of operations or the condensed consolidated statements of equity for any period.
2. REAL ESTATE TRANSACTIONS
During the first quarter of 2016, the Company sold 100 North Point Center East, a 129,000 square foot office building in Atlanta, Georgia for a gross sales price of $22.0 million.
3. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES
The Company describes its investments in unconsolidated joint ventures in note 5 of notes to consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2015. The following table summarizes balance sheet data of the Company's unconsolidated joint ventures as of March 31, 2016 and December 31, 2015 (in thousands):

	Total Assets		Total Debt		Total Equity		Company’s Investment
SUMMARY OF FINANCIAL POSITION:	2016	2015	2016	2015	2016	2015	2016		2015
Terminus Office Holdings	$277,093	$277,444	$210,590	$211,216	$54,397	$56,369	$28,067		$29,110
EP I LLC	82,033	83,115	58,030	58,029	22,639	24,172	20,885		21,502
EP II LLC	68,901	70,704	42,964	40,910	23,612	24,331	18,657		19,118
Carolina Square Holdings LP	26,702	15,729	—	—	21,385	12,085	11,486		6,782
Charlotte Gateway Village, LLC	121,858	123,531	12,854	17,536	107,381	104,336	11,288		11,190
HICO Victory Center LP	13,612	13,532	—	—	13,569	13,229	9,316		9,138
DC Charlotte Plaza LLLP	13,260	—	—	—	13,260	—	6,735		—
CL Realty, L.L.C.	7,761	7,872	—	—	7,709	7,662	3,546		3,515
Temco Associates, LLC	5,295	5,284	—	—	5,181	5,133	1,066		977
Wildwood Associates	16,394	16,419	—	—	16,326	16,354	(1,136)	(1)	(1,122)	(1)
Crawford Long - CPI, LLC	29,307	29,143	73,925	74,286	(46,116)	(46,238)	(21,960)	(1)	(22,021)	(1)
Other	1,134	2,107	—	—	1,121	1,646	—		1,245
	$663,350	$644,880	$398,363	$401,977	$240,464	$219,079	$87,950		$79,434
(1) Negative balances are included in deferred income on the balance sheets.
The following table summarizes statement of operations information of the Company's unconsolidated joint ventures for the three months ended March 31, 2016 and 2015 (in thousands):

	Total Revenues		Net Income (Loss)		Company's Share of Income (Loss)
SUMMARY OF OPERATIONS:	2016	2015	2016	2015	2016	2015
Terminus Office Holdings	$10,431	$9,802	$1,028	$987	$514	$369
EP I LLC	3,003	3,176	650	735	462	551
EP II LLC	899	—	(618)	30	(450)	(9)
Charlotte Gateway Village, LLC	8,482	8,442	3,348	3,077	536	303
HICO Victory Center LP	82	—	75	—	38	—
CL Realty, L.L.C.	133	279	47	160	30	69
Temco Associates, LLC	206	58	170	(1)	88	(2)
Wildwood Associates	—	—	(28)	(30)	(14)	(15)
Crawford Long - CPI, LLC	3,071	3,000	660	680	330	345
Other	—	—	—	(13)	300	—
	$26,307	$24,757	$5,332	$5,625	$1,834	$1,611
On March 29, 2016, a 50-50 joint venture named DC Charlotte Plaza LLLP was formed between the Company and Dimensional Fund Advisors ("DFA") for the purpose of developing and constructing DFA's 229,000 square foot regional headquarters building in Charlotte, North Carolina. Each partner contributed $6.6 million in pre-development costs upon formation of the venture.
4. INTANGIBLE ASSETS
Intangible assets on the balance sheets as of March 31, 2016 and December 31, 2015 included the following (in thousands):

	March 31, 2016	December 31, 2015
In-place leases, net of accumulated amortization of $94,141 and $88,035 in 2016 and 2015, respectively	$106,617	$112,937
Above-market tenant leases, net of accumulated amortization of $15,187 and $15,423 in 2016 and 2015, respectively	7,486	8,031
Goodwill	3,626	3,647
	$117,729	$124,615

Goodwill relates entirely to the office reportable segment. As office assets are sold, either by the Company or by joint ventures in which the Company has an ownership interest, goodwill is reduced. The following is a summary of goodwill activity for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Beginning balance	$3,647	$3,867
Allocated to property sales	(21)	—
Ending balance	$3,626	$3,867
5. OTHER ASSETS
Other assets on the balance sheets as of March 31, 2016 and December 31, 2015 included the following (in thousands):

	March 31, 2016	December 31, 2015
Furniture, fixtures and equipment, deferred direct operating expenses, and leasehold improvements, net of accumulated depreciation of $23,320 and $22,572 in 2016 and 2015, respectively	$14,612	$13,523
Lease inducements, net of accumulated amortization of $7,243 and $6,865 in 2016 and 2015, respectively	12,912	13,306
Prepaid expenses and other assets	8,243	4,408
Line of credit deferred financing costs, net of accumulated amortization of $1,598 and $1,380 in 2016 and 2015, respectively	2,755	2,972
Predevelopment costs and earnest money	674	1,780
	$39,196	$35,989

6. NOTES PAYABLE
The following table summarizes the Company's note payable balance at March 31, 2016 and December 31, 2015 ($ in thousands):

	March 31, 2016	December 31, 2015
Notes payable	$770,162	$721,293
Less: deferred financing costs of mortgage debt, net of accumulated amortization of $2,140 and $2,008 in 2016 and 2015, respectively.	(2,351)	(2,483)
	$767,811	$718,810
The following table details the terms and amounts of the Company’s outstanding notes payable at March 31, 2016 and December 31, 2015 ($ in thousands):

Description	Interest Rate	Maturity	March 31, 2016	December 31, 2015
Post Oak Central mortgage note	4.26%	2020	$180,912	$181,770
Credit Facility, unsecured	1.54%	2019	143,000	92,000
The American Cancer Society Center mortgage note	6.45%	2017	128,884	129,342
Promenade mortgage note	4.27%	2022	107,499	108,203
191 Peachtree Tower mortgage note	3.35%	2018	100,000	100,000
816 Congress mortgage note	3.75%	2024	85,000	85,000
Meridian Mark Plaza mortgage note	6.00%	2020	24,867	24,978
			$770,162	$721,293

Fair Value
At March 31, 2016 and December 31, 2015, the aggregate estimated fair values of the Company's notes payable were $795.5 million and $738.1 million, respectively, calculated by discounting the debt's remaining contractual cash flows at estimated rates at which similar loans could have been obtained at those respective dates. The estimate of the current market rate, which is the most significant input in the discounted cash flow calculation, is intended to replicate debt of similar maturity and loan-to-value relationship. These fair value calculations are considered to be Level 2 under the guidelines as set forth in ASC 820, "Fair Value Measurement", as the Company utilizes market rates for similar type loans from third-party brokers.
Other Information
For the three months ended March 31, 2016 and 2015, interest expense was as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Total interest incurred	$8,156	$8,580
Interest capitalized	(742)	(903)
Total interest expense	$7,414	$7,677
The real estate and other assets of The American Cancer Society Center (the “ACS Center”) are restricted under the ACS Center loan agreement as they are not available to settle debts of the Company. However, provided that the ACS Center loan has not incurred any uncured event of default, as defined in the loan agreement, the cash flows from the ACS Center, after payments of debt service, operating expenses, and reserves, are available for distribution to the Company.
7. COMMITMENTS AND CONTINGENCIES

Commitments
At March 31, 2016, the Company had outstanding letters of credit and performance bonds totaling $1.9 million. As a lessor, the Company had $75.3 million in future obligations under leases to fund tenant improvements as of March 31, 2016. As a lessee, the Company had future obligations under ground and office leases of $144.5 million as of March 31, 2016.
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

8.    STOCKHOLDERS' EQUITY
In 2015, the Board of Directors of the Company authorized the repurchase of up to $100 million of its outstanding common shares. The plan expires on September 8, 2017. The repurchases may be executed in the open market, through private negotiations, or in other transactions permitted under applicable law. The timing, manner, price, and amount of any repurchases will be determined by the Company in its discretion and will be subject to economic and market conditions, stock price, applicable legal requirements, and other factors. In March 2016, the program was suspended.
Under this plan, through March 31, 2016, the Company has repurchased 6.8 million shares of its common stock for a total cost of $61.5 million, including broker commissions. The share repurchases were funded from cash on hand, borrowings under the Company's Credit Facility, and proceeds from the sale of assets. The repurchased shares were recorded as treasury shares on the consolidated balance sheet.

9. STOCK-BASED COMPENSATION
The Company has several types of stock-based compensation - stock options, restricted stock, and restricted stock units (“RSUs”) - which are described in note 12 of notes to consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2015. The expense related to a portion of the stock-based compensation awards is fixed. The expense related to other stock-based compensation awards fluctuates from period to period dependent, in part, on the Company's stock price and stock performance relative to its peers. The Company recorded stock-based compensation expense, net of forfeitures, of $4.3 million and reversed $87,000 in compensation expense for the three months ended March 31, 2016 and 2015, respectively.

The Company maintains the 2009 Incentive Stock Plan (the "2009 Plan") and the 2005 Restricted Stock Unit Plan (the “RSU Plan”). Under the 2009 Plan, the Company made restricted stock grants in 2016 of 230,871 shares to key employees, which vest ratably over a three-year period. Under the RSU Plan, the Company awarded two types of performance-based RSUs to key employees based on the following metrics: (1) Total Stockholder Return of the Company, as defined in the RSU Plan, as compared to the companies in the SNL US REIT Office index (“TSR RSUs”), and (2) the ratio of cumulative funds from operations per share to targeted cumulative funds from operations per share (“FFO RSUs”) as defined in the RSU Plan. The performance period for both awards is January 1, 2016 to December 31, 2018, and the targeted units awarded of TSR RSUs and FFO RSUs is 212,102 and 96,569, respectively. The ultimate payout of these awards can range from 0% to 200% of the targeted number of units depending on the achievement of the market and performance metrics described above. Both of these RSUs cliff vest on January 29, 2019 and are to be settled in cash with payment dependent on upon attainment of required service, market, and performance criteria. The number of RSUs vesting will be determined at that date, and the payout per unit will be equal to the average closing price on each trading day during the 30-day period ending on December 31, 2018. The Company expenses an estimate of the fair value of the TSR RSUs over the performance period using a quarterly Monte Carlo valuation. The FFO RSUs are expensed over the vesting period using the fair market value of the Company's stock at the reporting date multiplied by the anticipated number of units to be paid based on the current estimate of what the ratio is expected to be upon vesting. Dividend equivalents on the TSR RSUs and the FFO RSUs will also be paid based upon the percentage vested.
10. EARNINGS PER SHARE
Net income per share-basic is calculated as net income available to common stockholders divided by the weighted average number of common shares outstanding during the period, including nonvested restricted stock which has nonforfeitable dividend rights. Net income per share-diluted is calculated as net income available to common stockholders divided by the diluted weighted average number of common shares outstanding during the period. Diluted weighted average number of common shares uses the same weighted average share number as in the basic calculation and adds the potential dilution, if any, that would occur if stock options (or any other contracts to issue common stock) were exercised and resulted in additional common shares outstanding, calculated using the treasury stock method. The numerator is reduced for the effect of preferred dividends in both the basic and diluted net income per share calculations. Weighted average shares-basic and diluted for the three months ended March 31, 2016 and 2015, respectively, are as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Weighted average shares — basic	210,904	216,568
Dilutive potential common shares — stock options	70	186
Weighted average shares — diluted	210,974	216,754
Weighted average anti-dilutive stock options	1,146	1,553
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

11. SUBSEQUENT EVENTS

On April 28, 2016, the Company and Parkway Properties, Inc. (“Parkway”) entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Parkway will merge with and into the Company (the “Merger”). In addition, the Merger Agreement provides that the Company will separate the portion of the combined businesses relating to the ownership of real properties in Houston (the “Houston Business”) from the remainder of the combined business by distributing pro rata to its stockholders all of the outstanding shares of common stock of an entity (“HoustonCo”) containing the Houston Business (the “Spin-Off”). The Company will retain all of the shares of a class of non-voting preferred stock of HoustonCo, upon the terms and subject to the conditions of the Merger Agreement. The Company expects that the Spin-Off will be treated for tax purposes as a distribution to the Company’s stockholders equal to the fair market value of the distributed HoustonCo shares. After the Spin-Off, HoustonCo will be a separate, publicly-traded entity, and both the Company and HoustonCo intend to operate prospectively as umbrella real estate investment trusts (“UPREITs”).

Pursuant to the Merger Agreement, upon closing, each share of Parkway common stock issued and outstanding converted into the right to receive 1.63 (the “Exchange Ratio”) shares of newly issued shares of common stock, par value $1 per share, of the Company. In addition, each share of Parkway limited voting stock, par value issued will be converted into the right to receive a number of newly issued shares of limited voting preferred stock of the Company, equal to the Exchange Ratio, having terms materially unchanged from the terms of the Parkway limited voting stock prior to the Merger. Each share of Parkway equity-based compensation awards will also be converted at the Exchange Ratio into equity awards of the Company. Limited partnership units of Parkway LP, Parkway’s umbrella partnership, will be entitled to redeem or exchange their partnership interest for the Company’s common stock at the Exchange Ratio.

The respective boards of directors (the “Board of Directors”) of the Company and Parkway have unanimously approved the Merger Agreement and have recommended that their respective stockholders approve the Merger.

The closing of the Merger is subject to certain conditions, including: (1) the receipt of Parkway Stockholder Approval; (2) the receipt of Company Stockholder Approvals; (3) the Spin-Off being fully ready to be consummated contemporaneously with the Merger; (4) approval for listing on the New York Stock Exchange (“NYSE”) of the Company common stock to be issued in the Merger or reserved for issuance in connection therewith; (5) no injunction or law prohibiting the Merger; (6) accuracy of each party’s representations, subject in most cases to materiality or material adverse effect qualifications; (7) material compliance with each party’s covenants; (8) receipt by each of the Company and Parkway of an opinion to the effect that the Merger will qualify as a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended (the “Code”), and of an opinion that each of the Company and Parkway will qualify as a real estate investment trust (“REIT”) under the Code; and (9) effectiveness of the registration statement that will contain the joint proxy statement/prospectus sent to Company and Parkway stockholders.

The Merger Agreement contains customary representations and warranties by each party. The Company and Parkway have also agreed to various customary covenants and agreements, including, among others, to conduct their business in the ordinary course consistent with past practice during the period between the execution of the Merger Agreement and the Effective Time, to not engage in certain kinds of transactions during this period and to maintain REIT status. The parties are subject to a customary “no-shop” provision that requires them to cease discussions or solicitations with respect to alternate transactions and subjects them to certain restrictions in considering and negotiating alternate transactions.

Additionally, Parkway has agreed to use commercially reasonable efforts to sell certain of its properties prior to the closing date, upon the terms and subject to the conditions of the Merger Agreement. The Company and Parkway have also agreed that, prior to the closing, each may continue to pay their regular quarterly dividends, but may not increase the amounts, except to the extent required to maintain REIT status. The parties will coordinate record and payment dates for all pre-closing dividends.

The Merger Agreement provides that the Board of Directors of the Company will consist of nine members, including five individuals to be selected by the current members of the Board of Directors of the Company and four individuals to be selected by the current members of the Board of Directors of Parkway. One of Parkway’s four directors will be selected by TPG Pantera VI (“TPG”) and TPG Management (collectively with TPG, the “TPG Parties”), pursuant to the TPG Parties’ stockholders agreement to be entered into with the Company.
The Merger Agreement contains certain termination rights for the Company and Parkway. The Merger Agreement can be terminated by either party (1) by mutual written consent; (2) if the Merger has not been consummated by an outside date of December 31, 2016 (which either party may extend to March 31, 2017 if the only closing condition that has not been met is that related to the readiness of the Spin-Off ); (3) if there is a permanent, non-appealable injunction or law restraining or prohibiting the consummation of the Merger; (4) if either party’s stockholders fail to approve the transactions; (5) if the other party’s Board of Directors changes its recommendation in favor of the transactions; (6) if the other party has materially breached its non-solicit covenant, subject to a cure period; (7) in order to enter into a superior proposal (as defined in the Merger Agreement, subject to compliance with certain terms and conditions included in the Merger Agreement); or (8) if the other party has breached its representations or covenants in a way that prevents satisfaction of a closing condition, subject to a cure period.
If the Merger Agreement is terminated because (1) a party’s Board of Directors changes its recommendation in favor of the transactions contemplated by the Merger Agreement; (2) a party terminates the agreement to enter into a superior proposal; (3) a party breaches its non-solicit covenant; or (4) a party consummates or enters into an agreement for an alternative transaction within twelve months following termination under certain circumstances, such party must pay a termination fee of the lesser of $65 million or the maximum amount that could be paid to the other party without causing it to fail to meet the REIT requirements for such year. The Merger Agreement also provides that a party must pay the other party an expense reimbursement of the lesser of $20 million and the maximum amount that can be paid to the other party without causing it to fail to meet the REIT requirements for such year, if the Merger Agreement is terminated because such party’s stockholders vote against the transactions contemplated by the Merger Agreement. Any unpaid amount of the foregoing fees (due to limitations of REIT requirements) will be escrowed and paid out over a five-year period. The expense reimbursement will be set off against the termination fee if the termination fee later becomes payable.
The Merger and Spin-Off are currently anticipated to close in the fourth quarter of 2016.
12. REPORTABLE SEGMENTS
The Company's segments are based on the Company's method of internal reporting which classifies operations by property type and geographical area. The segments by property type are: Office, Mixed Use, and Other. The segments by geographical region are: Atlanta, Houston, Austin, Charlotte, and Other. These reportable segments represent an aggregation of operating segments reported to the Chief Operating Decision Maker based on similar economic characteristics that include the type of property and the geographical location. Prior period information has been revised to reflect the change in segment reporting as described in the Annual Report on Form 10-K for the year ended December 31, 2015. Each segment includes both consolidated operations and the Company's share of joint venture operations.
Company management evaluates the performance of its reportable segments in part based on net operating income (“NOI”). NOI represents rental property revenues less rental property operating expenses. NOI is not a measure of cash flows or operating results as measured by GAAP, is not indicative of cash available to fund cash needs and should not be considered an alternative to cash flows as a measure of liquidity. All companies may not calculate NOI in the same manner. The Company considers NOI to be an appropriate supplemental measure to net income as it helps both management and investors understand the core operations of the Company's operating assets. NOI excludes corporate general and administrative expenses, interest expense, depreciation and amortization, impairments, gains/loss on sales of real estate, and other non-operating items.
Segment net income, amount of capital expenditures, and total assets are not presented in the following tables because management does not utilize these measures when analyzing its segments or when making resource allocation decisions. Information on the Company's segments along with a reconciliation of NOI to net income available to common stockholders is as follows (in thousands):

Three Months Ended March 31, 2016	Office	Mixed-Use	Other	Total
Net Operating Income:
Houston	$25,318	$—	$—	$25,318
Atlanta	22,598	1,601	—	24,199
Austin	5,192	—	—	5,192
Charlotte	4,774	—	—	4,774
Other	12	—	18	30
Total Net Operating Income	$57,894	$1,601	$18	59,513

Net operating income from unconsolidated joint ventures				(6,646)
Fee income				2,199
Other income				576
Reimbursed expenses				(870)
General and administrative expenses				(8,492)
Interest expense				(7,414)
Depreciation and amortization				(31,969)
Other expenses				(125)
Income from unconsolidated joint ventures				1,834
Gain on sale of investment properties				14,190
Net income				$22,796

Three Months Ended March 31, 2015	Office	Mixed-Use	Other	Total
Net Operating Income:
Houston	$25,078	$—	$—	$25,078
Atlanta	23,363	1,352	—	24,715
Austin	2,186	—	—	2,186
Charlotte	3,943	—	—	3,943
Other	2,175	—	(44)	2,131
Total Net Operating Income	$56,745	$1,352	$(44)	58,053

Net operating income from unconsolidated joint ventures				(5,988)
Net operating loss from discontinued operations				14
Fee income				1,816
Other income				127
Reimbursed expenses				(1,111)
General and administrative expenses				(3,595)
Interest expense				(7,677)
Depreciation and amortization				(36,147)
Other expenses				(440)
Income from unconsolidated joint ventures				1,611
Loss from discontinued operations				(565)
Gain on sale of investment properties				1,105
Net income				$7,203

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview:
Cousins Properties Incorporated (and collectively, with its subsidiaries, the "Company," "we," "our," or "us") is a self-administered and self-managed real estate investment trust, or REIT. Our core focus is on the acquisition, development, leasing, management, and ownership of Class-A office assets and opportunistic mixed-use properties in Sunbelt markets with a particular focus on Georgia, Texas, and North Carolina. As of March 31, 2016, our portfolio of real estate assets consisted of interests in 15 operating office properties containing 14.6 million square feet of space, two operating mixed-use properties containing 786,000 square feet of space, and three projects (two office and one mixed-use) under active development. We have a comprehensive strategy in place based on a simple platform, trophy assets and opportunist investments. This streamlined approach enables us to maintain a targeted, asset specific approach to investing where we seek to leverage our development skills, relationships, market knowledge, and operational expertise. We intend to generate returns and create value for shareholders through the continued lease up of our portfolio, through the execution of our development pipeline, and through opportunistic investments in office and mixed-use projects within our core markets.
We leased or renewed 220,232 square feet of office space during the first quarter of 2016. Net effective rent, representing base rent less operating expense reimbursements and leasing costs, was $17.24 per square foot for office properties in the first quarter of 2016. Net effective rent per square foot for office properties increased 18.9% during the first quarter of 2016 compared to prior year periods, on spaces that have been previously occupied in the past year. Same property net operating income increased by 4.3% between the three month 2016 and 2015 periods. We will continue to target urban high-barrier-to-entry submarkets in Austin, Houston, Atlanta, and Charlotte. We believe these markets continue to show positive demographic and economic trends compared to the national average.
Results of Operations
The following is based on our condensed consolidated statements of operations for the three months ended March 31, 2016 and 2015:
Rental Property Net Operating Income
The following results include the performance of our Same Property portfolio. Our Same Property portfolio includes office properties that have been fully operational in each of the comparable reporting periods. A fully operational property is one that has achieved 90% economic occupancy for each of the periods presented or has been substantially complete and owned by us for each of the periods presented. Same Property amounts for the 2016 versus 2015 comparison are from properties that have been owned since January 1, 2015 through the end of the current reporting period, excluding dispositions. This information includes revenues and expenses of only consolidated properties.
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

Total NOI increased $788,000 between the three month periods ended 2016 and 2015 as follows (in thousands):

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
Rental Property Revenues
Same Property	$68,625	$67,081	$1,544	2.3%
Non-Same Property	19,851	22,952	(3,101)	(13.5)%
	$88,476	$90,033	$(1,557)	(1.7)%

Rental Property Operating Expenses
Same Property	$28,365	$28,489	$(124)	(0.4)%
Non-Same Property	7,244	9,465	(2,221)	(23.5)%
	$35,609	$37,954	$(2,345)	(6.2)%

Same Property NOI	$40,260	$38,592	$1,668	4.3%
Non-Same Property NOI	12,607	13,487	(880)	(6.5)%
Total NOI	$52,867	$52,079	$788	1.5%
The increase in Same Property NOI is primarily driven by increased occupancy rates at 816 Congress and increased rental income at 191 Peachtree Tower. The decrease in Non-Same Property NOI is primarily driven by the sales of 2100 Ross, The Points at Waterview, and the North Point Center East buildings. These decreases were offset by increases related to the commencement of operations at Colorado Tower in 2015.
General and Administrative Expenses
General and administrative expenses increased $4.9 million (136%) between the three month 2016 and 2015 periods. This increase is primarily due to an increase in long term incentive compensation expense as a result of the change in our common stock price relative to our office peers included in the SNL US Office REIT Index.
Depreciation and Amortization
Depreciation and amortization decreased $4.2 million (12%) between the three month 2016 and 2015 periods. The decrease related to the dispositions of 2100 Ross, The Points at Waterview, and the North Point Center East buildings. In addition, there were decreases related to extensions of useful lives of tenant assets as a result of lease modifications at Greenway Plaza, 816 Congress, and Northpark.
Income from Unconsolidated Joint Ventures
Income from unconsolidated joint ventures consisted of the following during the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015	$ Change
NOI	$6,646	$5,988	$658
Other income	454	188	266
Depreciation and amortization	(3,259)	(2,743)	(516)
Interest expense	(2,007)	(1,822)	(185)
Income from unconsolidated joint ventures	$1,834	$1,611	$223

NOI from unconsolidated joint ventures increased between the three month 2016 and 2015 periods primarily due to increased occupancy at Terminus 100 and increased parking revenue at Gateway Village. The increase in depreciation and amortization is due to the commencement of operations at Emory Point II during the third quarter of 2015.

Gain on Sale of Investment Properties
Gain on sale of investment properties increased $13.1 million between the three month 2016 and 2015 periods. This increase is primarily due to $14.2 million of gain recognized on the 2016 sale of 100 North Point Center East.
Discontinued Operations
In April 2014, the Financial Accounting Standards Board issued new guidance on discontinued operations. Under the new guidance, only assets held for sale and disposals representing a major strategic shift in operations will be presented as discontinued operations. We adopted this new standard in the second quarter of 2014. Therefore, the properties sold subsequently are not reflected as discontinued operations in our condensed consolidated statements of operations.
Funds From Operations
The table below shows Funds from Operations (“FFO”) and the related reconciliation to our net income available to common stockholders. We calculate FFO in accordance with the National Association of Real Estate Investment Trusts’ (“NAREIT”) definition, which is net income available to common stockholders (computed in accordance with GAAP), excluding extraordinary items, cumulative effect of change in accounting principle and gains on sale or impairment losses on depreciable property, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures to reflect FFO on the same basis.
FFO is used by industry analysts and investors as a supplemental measure of a REIT’s operating performance. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry investors and analysts have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. Thus, NAREIT created FFO as a supplemental measure of REIT operating performance that excludes historical cost depreciation, among other items, from GAAP net income. The use of FFO, combined with the required primary GAAP presentations, has been fundamentally beneficial, improving the understanding of operating results of REITs among the investing public and making comparisons of REIT operating results more meaningful. Company management evaluates operating performance in part based on FFO. Additionally, we use FFO, along with other measures, to assess performance in connection with evaluating and granting incentive compensation to its officers and other key employees. The reconciliation of net income available to common stockholders to FFO is as follows for the three months ended March 31, 2016 and 2015 (in thousands, except per share information):

	Three Months Ended March 31,
	2016	2015
Net Income	$22,796	$7,203
Depreciation and amortization of real estate assets:
Consolidated properties	31,592	35,724
Share of unconsolidated joint ventures	3,259	2,743
(Gain) loss on sale of depreciated properties:
Consolidated properties	(14,190)	(286)
Discontinued properties	—	551
Funds From Operations	$43,457	$45,935
Per Common Share — Basic and Diluted:
Net Income Available	$0.11	$0.03
Funds From Operations	$0.21	$0.21
Weighted Average Shares — Basic	210,904	216,568
Weighted Average Shares — Diluted	210,974	216,754

Liquidity and Capital Resources
Our primary short-term and long-term liquidity needs include the following:

•	property acquisitions;

•	expenditures on development projects;

•	building improvements, tenant improvements, and leasing costs;

•	principal and interest payments on indebtedness;

•	repurchase of our common stock; and

•	common stock dividends.
We may satisfy these needs with one or more of the following:

•	net cash from operations;

•	sales of assets;

•	borrowings under our Credit Facility;

•	proceeds from mortgage notes payable;

•	proceeds from construction loans;

•	proceeds from offerings of debt or equity securities; and

•	joint venture formations.

As of March 31, 2016, we had $143.0 million drawn under our Credit Facility and $1.0 million drawn under our letters of credit, with the ability to borrow an additional $356.0 million under the facility.
During the first quarter of 2016, we commenced development of an office project and continued development on two other projects. Throughout the first quarter of 2016, we also repurchased 1.6 million shares of common stock under our stock repurchase program for an aggregate total price of $13.7 million. The repurchased shares are recorded as treasury shares on the condensed consolidated balance sheets. We funded these activities with cash from operations, proceeds from the sale of 100 North Point Center East, and through borrowings under our Credit Facility. We will continually pursue acquisition and development opportunities that are consistent with our strategy.
On April 28, 2016, the Company and Parkway Properties, Inc. (“Parkway”) entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Parkway will merge with and into the Company (the “Merger”). In addition, the Merger Agreement provides that the Company will separate the portion of the combined businesses relating to the ownership of real properties in Houston (the “Houston Business”) from the remainder of the combined business by distributing pro rata to its stockholders all of the outstanding shares of common stock of an entity (“HoustonCo”) containing the Houston Business (the “Spin-Off”). The Company will retain all of the shares of a class of non-voting preferred stock of HoustonCo, upon the terms and subject to the conditions of the Merger Agreement. The Company expects that the Spin-Off will be treated for tax purposes as a distribution to the Company’s stockholders equal to the fair market value of the distributed HoustonCo shares. After the Spin-Off, HoustonCo will be a separate, publicly-traded entity, and both the Company and HoustonCo intend to operate prospectively as umbrella real estate investment trusts (“UPREITs”).

Pursuant to the Merger Agreement, upon closing, each share of Parkway common stock issued and outstanding converted into the right to receive 1.63 (the “Exchange Ratio”) shares of newly issued shares of common stock, par value $1 per share, of the Company. In addition, each share of Parkway limited voting stock, par value issued will be converted into the right to receive a number of newly issued shares of limited voting preferred stock of the Company, equal to the Exchange Ratio, having terms materially unchanged from the terms of the Parkway limited voting stock prior to the Merger. Each share of Parkway equity-based compensation awards will also be converted at the Exchange Ratio into equity awards of the Company. Limited partnership units of Parkway LP, Parkway’s umbrella partnership, will be entitled to redeem or exchange their partnership interest for the Company’s common stock at the Exchange Ratio.

The respective boards of directors (the “Board of Directors”) of the Company and Parkway have unanimously approved the Merger Agreement and have recommended that their respective stockholders approve the Merger.

The closing of the Merger is subject to certain conditions, including: (1) the receipt of Parkway Stockholder Approval; (2) the receipt of Company Stockholder Approvals; (3) the Spin-Off being fully ready to be consummated contemporaneously with the Merger; (4) approval for listing on the New York Stock Exchange (“NYSE”) of the Company common stock to be issued in the Merger or reserved for issuance in connection therewith; (5) no injunction or law prohibiting the Merger; (6) accuracy of each party’s representations, subject in most cases to materiality or material adverse effect qualifications; (7) material compliance with each party’s covenants; (8) receipt by each of the Company and Parkway of an opinion to the effect that the Merger will qualify as a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended (the “Code”), and of an opinion that each of the Company and Parkway will qualify as a real estate investment trust (“REIT”) under the Code; and (9) effectiveness of the registration statement that will contain the joint proxy statement/prospectus sent to Company and Parkway stockholders.

The Merger Agreement contains customary representations and warranties by each party. The Company and Parkway have also agreed to various customary covenants and agreements, including, among others, to conduct their business in the ordinary course consistent with past practice during the period between the execution of the Merger Agreement and the Effective Time, to not engage in certain kinds of transactions during this period and to maintain REIT status. The parties are subject to a customary “no-shop” provision that requires them to cease discussions or solicitations with respect to alternate transactions and subjects them to certain restrictions in considering and negotiating alternate transactions.

Additionally, Parkway has agreed to use commercially reasonable efforts to sell certain of its properties prior to the closing date, upon the terms and subject to the conditions of the Merger Agreement. The Company and Parkway have also agreed that, prior to the closing, each may continue to pay their regular quarterly dividends, but may not increase the amounts, except to the extent required to maintain REIT status. The parties will coordinate record and payment dates for all pre-closing dividends.

The Merger Agreement provides that the Board of Directors of the Company will consist of nine members, including five individuals to be selected by the current members of the Board of Directors of the Company and four individuals to be selected by the current members of the Board of Directors of Parkway. One of Parkway’s four directors will be selected by TPG Pantera VI (“TPG”) and TPG Management (collectively with TPG, the “TPG Parties”), pursuant to the TPG Parties’ stockholders agreement to be entered into with the Company.
The Merger Agreement contains certain termination rights for the Company and Parkway. The Merger Agreement can be terminated by either party (1) by mutual written consent; (2) if the Merger has not been consummated by an outside date of December 31, 2016 (which either party may extend to March 31, 2017 if the only closing condition that has not been met is that related to the readiness of the Spin-Off ); (3) if there is a permanent, non-appealable injunction or law restraining or prohibiting the consummation of the Merger; (4) if either party’s stockholders fail to approve the transactions; (5) if the other party’s Board of Directors changes its recommendation in favor of the transactions; (6) if the other party has materially breached its non-solicit covenant, subject to a cure period; (7) in order to enter into a superior proposal (as defined in the Merger Agreement, subject to compliance with certain terms and conditions included in the Merger Agreement); or (8) if the other party has breached its representations or covenants in a way that prevents satisfaction of a closing condition, subject to a cure period.
If the Merger Agreement is terminated because (1) a party’s Board of Directors changes its recommendation in favor of the transactions contemplated by the Merger Agreement; (2) a party terminates the agreement to enter into a superior proposal; (3) a party breaches its non-solicit covenant; or (4) a party consummates or enters into an agreement for an alternative transaction within twelve months following termination under certain circumstances, such party must pay a termination fee of the lesser of $65 million or the maximum amount that could be paid to the other party without causing it to fail to meet the REIT requirements for such year. The Merger Agreement also provides that a party must pay the other party an expense reimbursement of the lesser of $20 million and the maximum amount that can be paid to the other party without causing it to fail to meet the REIT requirements for such year, if the Merger Agreement is terminated because such party’s stockholders vote against the transactions contemplated by the Merger Agreement. Any unpaid amount of the foregoing fees (due to limitations of REIT requirements) will be escrowed and paid out over a five-year period. The expense reimbursement will be set off against the termination fee if the termination fee later becomes payable.
The Merger and Spin-Off are currently anticipated to close in the fourth quarter of 2016.
Contractual Obligations and Commitments
The following table sets forth information as of March 31, 2016 with respect to our outstanding contractual obligations and commitments (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 years
Contractual Obligations:
Company debt:
Unsecured Credit Facility and construction facility	$143,000	$—	$—	$143,000	$—
Mortgage notes payable	627,162	11,043	243,148	203,465	169,506
Interest commitments (1)	144,088	53,229	46,374	28,236	16,249
Ground leases	144,262	1,650	3,308	3,317	135,987
Other operating leases	220	115	105	—	—
Total contractual obligations	$1,058,732	$66,037	$292,935	$378,018	$321,742
Commitments:
Unfunded tenant improvements and other	$75,258	$59,100	$5,158	$11,000	$—
Letters of credit	1,000	1,000	—	—	—
Performance bonds	946	113	—	—	833
Total commitments	$77,204	$60,213	$5,158	$11,000	$833

(1)	Interest on variable rate obligations is based on rates effective as of March 31, 2016.
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
Future Capital Requirements
Over the long term, we intend to actively manage our portfolio of properties and strategically sell assets to exit non-core holdings, reposition the portfolio geographically and by product type, and generate capital for future investment activities. We expect to continue to utilize indebtedness to fund future commitments and expect to place long-term mortgages on selected assets as well as to utilize construction facilities for some development assets, if available and under appropriate terms. We may also seek equity capital and capital from joint venture partners to implement our strategy.
Our business model is dependent upon raising or recycling capital to meet obligations and to fund our development and acquisition activity. If one or more sources of capital are not available when required, we may be forced to reduce the number of projects we acquire or develop and/or raise capital on potentially unfavorable terms, or may be unable to raise capital, which could have an adverse effect on our financial position or results of operations.
Cash Flow Summary
We report and analyze our cash flows based on operating activities, investing activities and financing activities. Cash and cash equivalents were $5.5 million and $4.4 million at March 31, 2016 and March 31, 2015, respectively, which is an increase of $1.1 million. The following table sets forth the changes in cash flows (in thousands):

	Three Months Ended March 31,
	2016	2015	Change
Net cash provided by operating activities	$5,508	$2,439	$3,069
Net cash used in investing activities	(20,255)	(36,292)	16,037
Net cash provided by financing activities	18,208	38,241	(20,033)

The reasons for significant increases and decreases in cash flows between the periods are as follows:
Cash Flows from Operating Activities. Cash provided by operating activities increased $3.1 million between the three month 2016 and 2015 periods. This difference is primarily caused by increases in distributions received from investments in unconsolidated joint ventures and increases in property operations.
Cash Flows from Investing Activities. Cash flows used in investing activities decreased $16.0 million between the three month 2016 and 2015 periods. This primarily relates to an increase in proceeds from investment property sales related to the 100 North Point Center East sale and a decrease in acquisition, development, and tenant expenditures. Offsetting these amounts was an increase in contributions to investments in unconsolidated joint ventures in 2016.
Cash Flows from Financing Activities. Cash flows provided by financing activities decreased $20.0 million between the three month 2016 and 2015 periods. This primarily relates to decreased net borrowings under our Credit Facility and stock repurchases in 2016.
Capital Expenditures. We incur costs related to our real estate assets that include acquisition of properties, development of new properties, redevelopment of existing or newly purchased properties, leasing costs for new or replacement tenants, and ongoing property repairs and maintenance.
Capital expenditures for assets we develop or acquire and then hold and operate are included in the property acquisition, development, and tenant asset expenditures line item within investing activities on the condensed consolidated statements of cash flows. Amounts accrued are removed from the table below (accrued capital adjustment) to show the components of these costs on a cash basis. Components of costs included in this line item for the three months ended March 31, 2016 and 2015 are as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Development	$9,051	$4,329
Operating — building improvements	14,547	23,518
Operating — leasing costs	1,305	3,382
Capitalized interest	742	903
Capitalized personnel costs	948	1,652
Accrued capital adjustment	(421)	4,060
Total property acquisition and development expenditures	$26,172	$37,844
Capital expenditures decreased in 2016 mainly due to decreased improvement expenditures over the prior year, and decreased capitalized costs. Tenant improvements and leasing costs, as well as related capitalized personnel costs, are a function of the number and size of newly executed leases or renewals of existing leases. The amounts of tenant improvement and leasing costs for our office portfolio on a per square foot basis were as follows:

Three Months Ended March 31, 2016
New leases	$7.89
Renewal leases	$2.59
Expansion leases	$8.25
The amounts of tenant improvement and leasing costs on a per square foot basis vary by lease and by market. Given the level of expected leasing and renewal activity, management expects tenant improvements and leasing costs per square foot in future periods to remain consistent with those experienced in the first three months of 2016.
Dividends. We paid common dividends of $16.9 million and $17.3 million in the three month 2016 and 2015 periods, respectively. We funded the dividends with cash provided by operating activities and proceeds from sales of non-core assets. We expect to fund our quarterly distributions to common stockholders with cash provided by operating activities, proceeds from investment property sales, distributions from unconsolidated joint ventures, and indebtedness, if necessary.
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

Off Balance Sheet Arrangements
General. We have a number of off balance sheet joint ventures with varying structures, as described in note 5 of our 2015 Annual Report on Form 10-K and note 3 of this Form 10-Q. The joint ventures in which we have an interest are involved in the ownership, acquisition, and/or development of real estate. A venture will fund capital requirements or operational needs with cash from operations or financing proceeds, if possible. If additional capital is deemed necessary, a venture may request a contribution from the partners, and we will evaluate such request.
Debt. At March 31, 2016, our unconsolidated joint ventures had aggregate outstanding indebtedness to third parties of $398.4 million. These loans are generally mortgage or construction loans, most of which are non-recourse to us except as described in the paragraph below. In addition, in certain instances, we provide “non-recourse carve-out guarantees” on these non-recourse loans. Certain of these loans have variable interest rates, which creates exposure to the ventures in the form of market risk from interest rate changes.
We guarantee repayment of up to $8.6 million of the EP II construction loan, which has a total capacity of $46.0 million. At March 31, 2016, we guaranteed $3.2 million, based on amounts outstanding under this loan as of that date. This guarantee may be reduced and/or eliminated based on the achievement of certain criteria. We also guarantee 12.5% of the loan amount related to the Carolina Square construction loan, which has a lending capacity of $79.8 million, and no outstanding balance as of March 31, 2016.
Critical Accounting Policies
There have been no material changes in the critical accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes in the market risk associated with our notes payable at March 31, 2016 compared to that as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

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
Item 1A. Risk Factors.

Risk factors that affect our business and financial results are discussed in Part I, "Item 1A. Risk Factors," of our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no material changes in our risk factors from those previously disclosed in our Annual Report other than as set forth below. You should carefully consider the risks described in our Annual Report and below, which could materially affect our business, financial condition or future results. The risks described in our Annual Report and below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.

Failure to consummate or delay in consummating the Merger and Spin-Off with Parkway (the “Transactions”) announced on April 29, 2016 for any reason could materially and adversely affect our operations and our stock price.

It is possible that the Transactions will not close due to: failure to satisfy the various conditions precedent thereto or have such conditions waived; the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement; the inability to obtain stockholder approval of the Merger on the timing and terms thereof; the risk that we may not be able to complete the reorganization on the expected timing and terms thereof; the Spin-Off not being fully ready for consummation; or unanticipated difficulties and/or expenditures relating to the Transactions, any of which events would likely have a material adverse effect on the market value of our common stock.

Materials terms of the Merger Agreement are described in our Current Report on Form 8-K, filed on April 29, 2016.

If the Transactions with Parkway are not consummated, we may be subject to a number of material risks, including:

•under certain circumstances as set forth in the Merger Agreement, we could be required to pay to Parkway a termination fee equal to $65 million or an expense reimbursement amount of $20 million;

•the market price of our common stock may decline to the extent that the current market price of our common stock reflects a market assumption that the Transactions with Parkway will be consummated;

•the diversion of management’s attention away from our day-to-day business, limitations on the conduct of our business prior to completing the Transactions and other restrictive covenants contained in the Merger Agreement that may impact the manner in which our management is able to conduct our business during the period prior to the consummation of the Transactions; and

•disruption to our employees and our business relationships during the period prior to the consummation of the Transactions, which may make it difficult for us to regain our financial and market position if the Transactions do not occur.

The pendency of the Transactions could adversely affect the business and operations of the Company

In connection with the pending Transactions, some of our customers or vendors may delay or defer decisions, which could negatively impact our revenues, earnings, cash flows and expenses, regardless of whether the Transactions are completed. Similarly, current and prospective employees of ours may experience uncertainty about their future roles with us following the Transactions, which may materially adversely affect our ability to attract and retain key personnel during the pendency of the Transactions. In addition, due to restrictive operating covenants in the Merger Agreement, we may be unable, during the pendency of the Transactions, to pursue strategic transactions, undertake significant capital projects, undertake certain significant financing transactions, enter into new development agreements and otherwise pursue other actions, even if such actions would prove beneficial.

Our shareholders will have a reduced ownership and voting interest after the Transactions and will exercise less influence over management.

The Transactions will dilute the ownership position of Company stockholders. Upon completion of the Transactions, our continuing stockholders will own approximately 52% of the issued and outstanding shares of our common stock, and former Parkway equity holders will own approximately 48% of the issued and outstanding shares of our common stock. Additionally, because we are issuing shares of limited voting preferred stock to holders of Parkway limited voting stock in the Transactions, and our limited voting preferred stock will vote in the same class as our common stock on certain matters, such as mergers and the election of directors, each outstanding share of our common stock after the completion of the Transactions will represent a smaller percentage of the voting power of the Company than if such shares of limited voting stock had not been issued in the Transactions. Consequently, our stockholders, as a general matter, will have less influence over our management and policies after the effective time of the Transactions than they currently exercise.

Following the Transactions, the composition of the Board of Directors will be different than the composition of the current Board of Directors.

The Merger Agreement provides that, as of the effective time of the Transactions, the Board of Directors will consist of nine members, including five individuals to be selected by the current members of the Board of Directors and four individuals to be selected by the current members of Parkway’s Board of Directors. One of Parkway’s four directors will be selected by TPG Pantera VI (“TPG”) and TPG Management (collectively with TPG, the “TPG Entities”), pursuant to the TPG Entities’ stockholders agreement to be entered into with the Company and subject to the terms and conditions of such stockholders agreement.

Our stockholders agreement with the TPG Parties grants the TPG Parties influence over the Company.

In connection with entering into the Merger Agreement, we have entered into a stockholders agreement with the TPG Parties (the “Company Stockholders Agreement”), in order to establish various arrangements and restrictions with respect to governance of the Company, and certain rights with respect to shares of common stock of the Company owned by TPG. Effectiveness of the Company Stockholders Agreement is conditioned on the closing of the Transactions.

Pursuant to the terms of the Company Stockholders Agreement, for so long as TPG beneficially owns at least 5% of the our common stock on an as-converted basis, TPG will have the right to nominate one director to the Board of Directors. In addition, for so long as TPG beneficially owns at least 5% of our common stock on an as-converted basis, TPG will have the right to have their nominee to the Board of Directors appointed to the Investment and the Compensation, Succession, Nominating, and Governance Committees of the Board of Directors.

The Company Stockholders Agreement provides that we shall file, within thirty days of the closing of the Transactions, a registration statement registering for sale all of the registrable securities held by TPG. The Company Stockholders Agreement also provides TPG with customary registration rights following the closing of the Transactions, subject to the terms and conditions of the Company Stockholders Agreement.

In addition, in connection with the Merger Agreement, the Board of Directors granted to the TPG Parties an exemption from the ownership limit included in our articles of incorporation, establishing for the TPG Parties an aggregate substitute in lieu of the ownership limit to permit them to constructively and beneficially own (without duplication) (i) during the term of the standstill provided by the Company Stockholders Agreement, up to 15% of our outstanding voting securities, subject to the terms and conditions of the TPG Agreements, and (ii) following the term of the standstill provided by the TPG Agreements, shares of our common stock held by the TPG Parties at the expiration of the standstill, subject to the terms, conditions, limitations, reductions and terminations set forth in an executed investor representation letter to be entered into prior to the Effective Time.

The interests of the TPG Parties could conflict with or differ from your interests as a holder of our common stock. For example, the level of ownership and board rights held by TPG could delay, defer or prevent a change of control or impede a merger, takeover or other business combination that our common stockholders may otherwise view favorably. In addition, a sale of a substantial number of shares of stock in the future by the TPG Parties could cause a decline in our stock price.

Our future results will suffer if we do not effectively manage our expanded portfolio of properties following the Transactions and any failure by us to effectively manage our portfolio could have a material and adverse effect on our business and our ability to make distributions to shareholders, as required for us to continue to qualify as a REIT.

Following the completion of Transactions, the size of our business will materially increase. Our future success depends, in part, upon our ability to manage this expanded business, which will pose challenges for management, including challenges related to acting as landlord to a larger portfolio of properties and associated increased costs and complexity. Additionally, following the completion of the Transactions, we will enter new markets, such as Orlando, Tampa and Phoenix. We may face challenges in adapting our business to different market conditions in such new markets. There can be no assurances that we will be successful.

There can be no assurance that the separation and spin-off of HoustonCo will occur, and until the spin-off is fully ready, the Merger Agreement may not be consummated.

Immediately following the effective time of the Transactions, we will separate the portion of the combined businesses relating to the ownership of real properties in Houston, Texas from the remainder of the combined business. After the separation, we will distribute pro rata to our stockholders all of the outstanding voting shares of common stock of an entity containing the Houston Business (“HoustonCo”). The Merger Agreement contains conditions (including conditions relating to the completeness at the closing of the Transactions of the Form 10 registration statement to be filed by HoustonCo) and covenants relating to the steps to be taken by the parties to enable the spin-off to be completed substantially on the terms set forth in the Merger Agreement. However, there can be no assurance that the separation or spin-off will occur within that timeframe, or at all. Should the spin-off not be fully ready, the Merger Agreement may not be consummated.

Additional Merger Information

In connection with the proposed transaction, Cousins intends to file with the SEC a registration statement on Form S-4 that will include a joint proxy statement of Cousins and Parkway that also constitutes a prospectus of Cousins. Investors and security holders are urged to read the joint proxy statement/prospectus and other relevant documents filed with the SEC, when they become available, because they will contain important information about the proposed transaction. Investors and security holders may obtain free copies of these documents, when they become available, and other documents filed with the SEC at www.sec.gov. In addition, investors and security holders may obtain free copies of the documents filed with the SEC by Cousins by contacting Cousins Investor Relations at (404) 407-1898. Investors and security holders may obtain free copies of the documents filed with the SEC by Parkway by contacting Parkway Investor Relations at (407) 650-0593.

Cousins and Parkway and their respective directors and executive officers and other members of management and employees may be deemed to be participants in the solicitation of proxies in respect of the proposed transaction. Information about Cousins’ directors and executive officers is available in Cousins’ proxy statement for its 2016 Annual Meeting, which was filed with the SEC on March 22, 2016. Information about directors and executive officers of Parkway is available in the proxy statement for its 2016 Annual Meeting, which was filed with the SEC on March 28, 2016. Other information regarding the participants in the proxy solicitation and a description of their direct and indirect interests, by security holdings or otherwise, will be contained in the definitive joint proxy statement/prospectus and other relevant materials filed with the SEC regarding the merger when they become available. Investors should read the definitive joint proxy statement/prospectus carefully before making any voting or investment decisions when it becomes available before making any voting or investment decisions. You may obtain free copies of these documents from Cousins or Parkway using the sources indicated above.

This communication and the information contained herein shall not constitute an offer to sell or the solicitation of an offer to buy any securities, nor shall there be any sale of securities in any jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such jurisdiction. No offering of securities shall be made except by means of a prospectus meeting the requirements of Section 10 of the U.S. Securities Act of 1933, as amended.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
For information on our equity compensation plans, see note 12 of our Annual Report on Form 10-K, and note 9 to the unaudited condensed consolidated financial statements set forth in this Form 10-Q. We did not make any sales of unregistered securities during the first quarter of 2016.
We purchased the following common shares during the first quarter of 2016:

	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)
January 1 - 31	224,753	$8.40
February 1 - 29	1,162,307	8.63
March 1 - 31	250,000	9.11
	1,637,060	$8.67
(1) All activity for the first quarter of 2016 is related to remittances of shares for income taxes associated with restricted stock vesting and share repurchases. Share repurchases were made under our $100 million share repurchase program initiated in September 2015. Share repurchases may be executed in the open market, through private negotiations, or other transactions permitted by law.

Item 5.     Other Information.
On May 3, 2016, the Company held its annual meeting of stockholders. Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. The following matters were submitted to a vote of the stockholders:

Proposal 1 - the votes regarding the election of eight directors for a term expiring in 2017 were as follows:

Name	For	Against	Abstentions	Broker Non-Votes
Robert M. Chapman	193,832,282	70,319	607,173	7,356,064
Tom G. Charlesworth	192,248,145	1,551,203	710,425	7,356,064
Lawrence L. Gellerstedt III	193,811,572	68,436	629,766	7,356,064
Lillian C. Giornelli	192,207,495	1,564,930	737,349	7,356,064
S. Taylor Glover	193,804,370	72,847	632,558	7,356,064
James H. Hance, Jr.	190,064,152	2,306,204	2,139,418	7,356,064
Donna W. Hyland	192,191,504	1,622,083	696,187	7,356,064
R. Dary Stone	193,834,717	67,724	607,333	7,356,064

Proposal 2 - the advisory votes on executive compensation, often referred to as “say on pay,” were as follows:

For	Against	Abstentions	Broker Non-Votes
190,855,598	3,463,768	190,409	7,356,064

Proposal 3 - the votes to ratify the appointment of Deloitte & Touche LLP as the Company's independent registered public accounting firm for the fiscal year ending December 31, 2016 were as follows:

For	Against	Abstentions
198,064,801	3,784,411	16,626

Item 6. Exhibits.

2.1
Agreement and Plan of Merger, dated April 28, 2016, by and among Parkway Properties, Inc., Parkway Properties LP, the Registrant and Clinic Sub Inc, filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on April 29, 2016, and incorporated herein by reference.

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

10.1
Stockholders Agreement, dated April 28, 2016, by and among the Registrant, TPG VI Pantera Holdings, L.P. and TPG VI Management, LLC, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 29, 2016, and incorporated herein by reference.

10.2
Voting Agreement, dated April 28, 2016, by and among the Registrant, TPG VI Pantera Holdings, L.P. and TPG VI Management, LLC, filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 29, 2016, and incorporated herein by reference.

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

*	Data required by ASC 260, “Earnings per Share,” is provided in note 10 to the condensed consolidated financial statements included in this report.
†	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COUSINS PROPERTIES INCORPORATED
/s/ Gregg D. Adzema
Gregg D. Adzema
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)
Date: May 4, 2016