Form 10-Q
period 2016-06-30
COUSINS PROPERTIES INC
filed 2016-07-28
CIK 25232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 22, 2016
Common Stock, $1 par value per share	210,169,742 shares

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
•future repurchases of common stock;
•projected operating results;
•market and industry trends;
•future distributions;
•projected capital expenditures;
•interest rates;

•
statements about the benefits of the proposed transactions involving us and Parkway Properties, Inc. ("Parkway"), including future financial and operating results, plans, objectives, expectations and intentions;

•	all statements that address operating performance, events or developments that we expect or anticipate will occur in the future — including statements relating to creating value for stockholders;

•	benefits of the proposed transactions with Parkway to tenants, employees, stockholders and other constituents of the combined company;
•integrating Parkway with us; and

•	the expected timetable for completing the proposed transactions with Parkway.
Any forward-looking statements are based upon management's beliefs, assumptions, and expectations of our future performance, taking into account information currently available. These beliefs, assumptions, and expectations may change as a result of possible events or factors, not all of which are known. If a change occurs, our business, financial condition, liquidity, and results of operations may vary materially from those expressed in forward-looking statements. Actual results may vary from forward-looking statements due to, but not limited to, the following:

•	the availability and terms of capital and financing;

•	the ability to refinance or repay indebtedness as it matures;

•	the failure of purchase, sale, or other contracts to ultimately close;

•	the failure to achieve anticipated benefits from acquisitions and investments or from dispositions;

•	the potential dilutive effect of common stock offerings;

•	the failure to achieve benefits from the repurchase of common stock;

•	the availability of buyers and pricing with respect to the disposition of assets;

•	risks and uncertainties related to national and local economic conditions, the real estate industry in general, and the commercial real estate markets in particular;

•	changes to our strategy with regard to land and other non-core holdings that require impairment losses to be recognized;

•	leasing risks, including the ability to obtain new tenants or renew expiring tenants, the ability to lease newly developed and/or recently acquired space, and the risk of declining leasing rates;

•	the adverse change in the financial condition of one or more of our major tenants;

•	volatility in interest rates and insurance rates;

•	competition from other developers or investors;

•	the risks associated with real estate developments (such as zoning approval, receipt of required permits, construction delays, cost overruns, and leasing risk);

•	the loss of key personnel;

•	the potential liability for uninsured losses, condemnation, or environmental issues;

•	the potential liability for a failure to meet regulatory requirements;

•	the financial condition and liquidity of, or disputes with, joint venture partners;

•	any failure to comply with debt covenants under credit agreements;

•	any failure to continue to qualify for taxation as a real estate investment trust and meet regulatory requirements;

•	risks associated with the ability to consummate the proposed transactions with Parkway and the timing of the closing of the proposed transactions with Parkway;

•
risks associated with the ability to consummate the proposed spin-off of Parkway, Inc., a company holding the Houston assets of the Company and Parkway, and the timing of the closing of the proposed spin-off;

•	risks associated with the ability to list the common stock of Parkway, Inc. on the New York Stock Exchange following the proposed spin-off;

•	risks associated with the ability to consummate certain asset sales contemplated by Parkway and the timing of the closing of such proposed asset sales;

•
risks associated with the ability to consummate the proposed reorganization of certain assets and liabilities of Cousins and Parkway, including the contemplated structuring of the Company and Parkway, Inc. as “UPREITs” following the consummation of the proposed transactions with Parkway;

•	the failure to obtain any debt financing arrangements in connection with the proposed transactions with Parkway;

•	the ability to secure favorable interest rates on any borrowings incurred in connection with the proposed transactions with Parkway;

•	the impact of such indebtedness incurred in connection with the proposed transactions with Parkway;

•	the ability to successfully integrate our operations and employees in connection with the proposed transaction with Parkway;

•	the ability to realize anticipated benefits and synergies of the proposed transactions with Parkway;

•	material changes in the dividend rates on securities or the ability to pay dividends on common shares or other securities;

•	potential changes to tax legislation;

•	changes in demand for properties;

•	risks associated with the acquisition, development, expansion, leasing and management of properties;

•	risks associated with the geographic concentration of the Company, Parkway, or Parkway, Inc.;

•
the potential impact of announcement of the proposed transactions with Parkway or consummation of the proposed transactions with Parkway on relationships, including with tenants, employees, customers, and competitors;

•	the unfavorable outcome of any legal proceedings that have been or may be instituted against the Company, Parkway, Parkway, Inc. or any of its affiliates;

•	significant costs related to uninsured losses, condemnation, or environmental issues;

•
the amount of the costs, fees, expenses and charges related to the proposed transactions with Parkway and the actual terms of the financings that may be obtained in connection with the proposed transactions with Parkway; and

•	those additional risks and factors discussed in reports filed with the Securities and Exchange Commission (“SEC”) by the Company, Parkway, and Parkway, Inc.
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

PART I — FINANCIAL INFORMATION
Item 1.    Financial Statements.
COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share and per share amounts)

	June 30, 2016	December 31, 2015
	(unaudited)
Assets:
Real estate assets:
Operating properties, net of accumulated depreciation of $403,283 and $352,350 in 2016 and 2015, respectively	$2,186,770	$2,194,781
Projects under development	62,567	27,890
Land	17,768	17,829
	2,267,105	2,240,500
Real estate assets and other assets held for sale, net of accumulated depreciation and amortization of $7,200 in 2015	—	7,246

Cash and cash equivalents	946	2,003
Restricted cash	5,180	4,304
Notes and accounts receivable, net of allowance for doubtful accounts of $1,097 and $1,353 in 2016 and 2015, respectively	13,656	10,828
Deferred rents receivable	74,224	67,258
Investment in unconsolidated joint ventures	114,455	102,577
Intangible assets, net of accumulated amortization of $115,792 and $103,458 in 2016 and 2015, respectively	111,266	124,615
Other assets	36,163	35,989
Total assets	$2,622,995	$2,595,320
Liabilities:
Notes payable	$777,485	$718,810
Accounts payable and accrued expenses	56,971	71,739
Deferred income	34,158	29,788
Intangible liabilities, net of accumulated amortization of $31,473 and $26,890 in 2016 and 2015, respectively	55,009	59,592
Other liabilities	30,242	30,629
Liabilities of real estate assets held for sale	—	1,347
Total liabilities	953,865	911,905
Commitments and contingencies	—	—
Equity:
Stockholders' investment:
Preferred stock, $1 par value, 20,000,000 shares authorized, -0- shares issued and outstanding in 2016 and 2015	—	—
Common stock, $1 par value, 350,000,000 shares authorized, 220,500,503 and 220,255,676 shares issued in 2016 and 2015, respectively	220,501	220,256
Additional paid-in capital	1,723,131	1,722,224
Treasury stock at cost, 10,329,082 and 8,742,181 shares in 2016 and 2015, respectively	(148,373)	(134,630)
Distributions in excess of cumulative net income	(127,602)	(124,435)
Total stockholders' investment	1,667,657	1,683,415
Nonredeemable noncontrolling interests	1,473	—
Total equity	1,669,130	1,683,415
Total liabilities and equity	$2,622,995	$2,595,320

See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues:
Rental property revenues	$90,735	$96,177	$179,211	$186,216
Fee income	1,824	1,704	4,023	3,520
Other	129	22	705	143
	92,688	97,903	183,939	189,879
Costs and expenses:
Rental property operating expenses	38,681	41,387	74,290	79,340
Reimbursed expenses	798	717	1,668	1,828
General and administrative expenses	4,691	5,936	13,183	9,533
Interest expense	7,334	7,869	14,748	15,546
Depreciation and amortization	32,381	34,879	64,350	71,026
Acquisition and merger costs	2,424	2	2,443	85
Other	152	341	258	698
	86,461	91,131	170,940	178,056
Income from continuing operations before taxes, unconsolidated joint ventures, and sale of investment properties	6,227	6,772	12,999	11,823
Income from unconsolidated joint ventures	1,784	1,761	3,618	3,372
Income from continuing operations before gain on sale of investment properties	8,011	8,533	16,617	15,195
Gain (loss) on sale of investment properties	(246)	(576)	13,944	530
Income from continuing operations	7,765	7,957	30,561	15,725
Loss from discontinued operations:
Loss from discontinued operations	—	(6)	—	(19)
Loss on sale from discontinued operations	—	—	—	(551)
	—	(6)	—	(570)
Net income	$7,765	$7,951	$30,561	$15,155
Per common share information — basic and diluted:
Income from continuing operations	$0.04	$0.04	$0.15	$0.07
Income from discontinued operations	—	—	—	—
Net income	$0.04	$0.04	$0.15	$0.07
Weighted average shares — basic	210,129	216,630	210,516	216,599
Weighted average shares — diluted	210,362	216,766	210,687	216,753
Dividends declared per common share	$0.080	$0.080	$0.160	$0.160

See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
Six Months Ended June 30, 2016 and 2015
(unaudited, in thousands)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Distributions in Excess of Net Income	Stockholders’ Investment	Nonredeemable Noncontrolling Interests	Total Equity
Balance December 31, 2015	$220,256	$1,722,224	$(134,630)	$(124,435)	$1,683,415	$—	$1,683,415
Net income	—	—		30,561	30,561	—	30,561
Common stock issued pursuant to stock based compensation	258	81	—	—	339	—	339
Amortization of stock options and restricted stock, net of forfeitures	(13)	826	—	—	813	—	813
Contributions from nonredeemable noncontrolling interests	—	—	—	—	—	1,473	1,473
Repurchase of common stock	—	—	(13,743)	—	(13,743)	—	(13,743)
Common dividends ($0.16 per share)	—	—	—	(33,728)	(33,728)	—	(33,728)
Balance June 30, 2016	$220,501	$1,723,131	$(148,373)	$(127,602)	$1,667,657	$1,473	$1,669,130

Balance December 31, 2014	$220,083	$1,720,972	$(86,840)	$(180,757)	$1,673,458	$—	$1,673,458
Net income	—	—	—	15,155	15,155	—	15,155
Common stock issued pursuant to stock based compensation	173	(244)	—	—	(71)	—	(71)
Amortization of stock options and restricted stock, net of forfeitures	—	808	—	—	808	—	808
Common dividends ($0.16 per share)	—	—	—	(34,677)	(34,677)	—	(34,677)
Other	—	24	—	—	24	—	24
Balance June 30, 2015	$220,256	$1,721,560	$(86,840)	$(200,279)	$1,654,697	$—	$1,654,697
See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$30,561	$15,155
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) loss on sale of investment properties, including discontinued operations	(13,944)	21
Depreciation and amortization, including discontinued operations	64,350	70,381
Amortization of deferred financing costs	699	716
Stock-based compensation expense, net of forfeitures	1,153	808
Effect of certain non-cash adjustments to rental revenues	(9,656)	(15,047)
Income from unconsolidated joint ventures	(3,618)	(3,372)
Operating distributions from unconsolidated joint ventures	4,209	1,820
Changes in other operating assets and liabilities:
Change in other receivables and other assets, net	(5,188)	(10,106)
Change in operating liabilities	(8,472)	(15,311)
Net cash provided by operating activities	60,094	45,065
Cash flows from investing activities:
Proceeds from investment property sales	21,088	9,164
Property acquisition, development, and tenant asset expenditures	(75,594)	(73,344)
Investment in unconsolidated joint ventures	(22,281)	(3,443)
Distributions from unconsolidated joint ventures	4,099	1,649
Change in notes receivable and other assets	—	772
Change in restricted cash	(876)	(652)
Net cash used in investing activities	(73,564)	(65,854)
Cash flows from financing activities:
Proceeds from credit facility	163,700	114,100
Repayment of credit facility	(100,700)	(52,300)
Repayment of notes payable	(4,589)	(4,371)
Common stock issued, net of expenses	—	9
Contributions from noncontrolling interests	1,473	—
Repurchase of common stock	(13,743)	—
Common dividends paid	(33,728)	(34,677)
Net cash provided by financing activities	12,413	22,761
Net increase in cash and cash equivalents	(1,057)	1,972
Cash and cash equivalents at beginning of period	2,003	—
Cash and cash equivalents at end of period	$946	$1,972

Interest paid, net of amounts capitalized	$14,131	$15,477

Significant non-cash transactions:
Change in accrued property acquisition, development, and tenant asset expenditures	$3,891	$416
Transfer from investment in unconsolidated joint ventures to projects under development	5,880	—
Transfer from operating properties to real estate assets and other assets held for sale	—	86,775
Transfer from operating properties to liabilities of real estate assets held for sale	—	3,132

See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
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
The condensed consolidated financial statements are unaudited and were prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, these financial statements reflect all adjustments necessary (which adjustments are of a normal and recurring nature) for the fair presentation of the Company's financial position as of June 30, 2016 and the results of operations for the three and six months ended June 30, 2016 and 2015. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of results expected for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015. The accounting policies employed are substantially the same as those shown in note 2 to the consolidated financial statements included in such Form 10-K.
For the three and six months ended June 30, 2016 and 2015, there were no items of other comprehensive income. Therefore, no presentation of comprehensive income is required.
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
In March 2016, the FASB issued ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting." Under this ASU, the additional paid-in capital pool is eliminated, and an entity recognizes all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement. This ASU also eliminated the requirement to defer recognition of an excess tax benefit until all benefits are realized through a reduction to taxes payable. This ASU also changes the treatment of excess tax benefits as operating cash flows in the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2016 with early adoption permitted. The Company expects to adopt this guidance effective January 1, 2017, and is currently assessing the potential impact of adopting the new guidance.
In February 2016, the Financial Accounting Standards Board issued ASU 2016-02, "Leases," which amends the existing standards for lease accounting by requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting and reporting. The new standard will require lessees to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months and classify such leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method (finance leases) or on a straight-line basis over the term of the lease (operating leases). Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. ASU 2016-02 supersedes previous leasing standards.  The guidance is effective for the fiscal years beginning after December 15, 2018 with early adoption permitted. The Company expects to adopt this guidance effective January 1, 2019, and is currently assessing the potential impact of adopting the new guidance. The impact of the adoption of this new guidance, if any, will be recorded retrospectively to all financial statements presented.
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
In the first quarter of 2016, the Company adopted ASU 2015-03, "Simplifying the Presentation of Debt Costs" ("ASU 2015-03"). In accordance with ASU 2015-03, the Company began recording deferred financing costs related to its mortgage notes payable as a reduction in the carrying amount of its notes payable on the condensed consolidated balance sheets. The Company reclassified $2.5 million in deferred financing costs from other assets to notes payable in its December 31, 2015 consolidated balance sheet to conform to the current period's presentation. Deferred financing costs related to the Company’s unsecured revolving credit facility continue to be included in other assets within the Company’s balance sheets in accordance with ASU 2015-15 "Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements."
Certain prior year amounts have been reclassified to conform with current year presentation on the condensed consolidated statements of operations and the condensed consolidated statements of equity. Separation expenses on the condensed consolidated statements of operations are now included in general and administrative expenses. On the condensed consolidated statements of equity, all components of common stock issued pursuant to stock based compensation are aggregated into one line item. These changes do not affect the previously reported condensed consolidated statements of operations or the condensed consolidated statements of equity for any period.
2. MERGER WITH PARKWAY PROPERTIES, INC.

On April 28, 2016, the Company and Parkway Properties, Inc. (“Parkway”) entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Parkway will merge with and into Clinic Sub Inc., a wholly owned subsidiary of the Company (the “Merger”). In addition, the Merger Agreement provides that the Company will separate the portion of the combined businesses relating to the ownership of real properties in Houston (the "Spin-Off") from the remainder of the combined business by distributing pro rata to its stockholders all of the outstanding shares of common stock to Parkway, Inc. The Company will retain all of the shares of a class of non-voting preferred stock of Parkway, Inc. upon the terms and subject to the conditions of the Merger Agreement. The Company expects that the Spin-Off will be treated for tax purposes as a distribution to the Company’s stockholders equal to the fair market value of the distributed Parkway, Inc. shares. After the Spin-Off, Parkway, Inc. will be a separate, publicly-traded entity, and both the Company and Parkway, Inc. intend to operate prospectively as umbrella partnership real estate investment trusts (“UPREITs”).

Pursuant to the Merger Agreement, upon closing of the Merger, each share of Parkway common stock issued and outstanding will convert into the right to receive 1.63 (the “Exchange Ratio”) shares of newly issued shares of common stock, par value $1 per share, of the Company. In addition, each share of Parkway limited voting stock will be converted into the right to receive a number of newly issued shares of limited voting preferred stock of the Company, equal to the Exchange Ratio, having terms materially unchanged from the terms of the Parkway limited voting stock prior to the Merger. Each share of Parkway equity-based compensation awards will also be converted at the Exchange Ratio into equity awards of the Company. Limited partnership units of Parkway LP, Parkway’s umbrella partnership, will be entitled to redeem or exchange their partnership interest for the Company’s common stock at the Exchange Ratio.

The respective boards of directors (the “Board of Directors”) of the Company and Parkway have unanimously approved the Merger Agreement and have recommended that their respective stockholders approve the Merger.

The closing of the Merger is subject to certain conditions, including: (1) the receipt of Parkway Stockholder Approval; (2) the receipt of Company Stockholder Approval; (3) the Spin-Off being fully ready to be consummated contemporaneously with the Merger; (4) approval for listing on the New York Stock Exchange (“NYSE”) of the Company common stock to be issued in the Merger or reserved for issuance in connection therewith; (5) no injunction or law prohibiting the Merger; (6) accuracy of each party’s representations, subject in most cases to materiality or material adverse effect qualifications; (7) material compliance with each party’s covenants; (8) receipt by each of the Company and Parkway of an opinion to the effect that the Merger will qualify as a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended (the

“Code”), and of an opinion that each of the Company and Parkway will qualify as a real estate investment trust (“REIT”) under the Code; and (9) effectiveness of the registration statement that will contain the joint proxy statement/prospectus sent to Company and Parkway stockholders.

The Merger Agreement contains customary representations and warranties by each party. The Company and Parkway have also agreed to various customary covenants and agreements, including, among others, to conduct their business in the ordinary course consistent with past practice during the period between the execution of the Merger Agreement and the date of closing, and to not engage in certain kinds of transactions during this period and to maintain REIT status. The parties are subject to a customary “no-shop” provision that requires them to cease discussions or solicitations with respect to alternate transactions and subjects them to certain restrictions in considering and negotiating alternate transactions.

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

The Merger Agreement provides that, at the effective time of the Merger, the Board of Directors of the Company will consist of nine members, including five individuals to be selected by the current members of the Board of Directors of the Company and four individuals to be selected by the current members of the Board of Directors of Parkway. One of Parkway’s four directors will be selected by TPG Pantera VI (“TPG”) and TPG Management (collectively with TPG, the “TPG Parties”), pursuant to the TPG Parties’ stockholders agreement entered into with the Company.
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
In connection with the proposed transaction, Cousins has filed an amended registration statement on Form S-4 (File No. 333-211849), declared effective by the SEC on July 22, 2016, that includes a joint proxy statement of Cousins and Parkway that also constitutes a prospectus of Cousins.
The Merger and Spin-Off are currently anticipated to close in the fourth quarter of 2016. During the three months ended June 30, 2016, the Company incurred $2.4 million in merger-related expenses.
3. REAL ESTATE TRANSACTIONS

During the first quarter of 2016, the Company sold 100 North Point Center East, a 129,000 square foot office building in Atlanta, Georgia for a gross sales price of $22.0 million.
4. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

The Company describes its investments in unconsolidated joint ventures in note 5 of notes to consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2015. The following table summarizes balance sheet data of the Company's unconsolidated joint ventures as of June 30, 2016 and December 31, 2015 (in thousands):

	Total Assets		Total Debt		Total Equity		Company’s Investment
SUMMARY OF FINANCIAL POSITION:	2016	2015	2016	2015	2016	2015	2016		2015
Terminus Office Holdings	$273,890	$277,444	$209,588	$211,216	$51,466	$56,369	$26,631		$29,110
EP I LLC	81,838	83,115	58,030	58,029	21,716	24,172	20,218		21,502
EP II LLC	68,926	70,704	44,494	40,910	22,913	24,331	18,144		19,118
Carolina Square Holdings LP	34,386	15,729	—	—	27,890	12,085	16,874		6,782
Charlotte Gateway Village, LLC	121,452	123,531	8,099	17,536	110,502	104,336	11,190		11,190
HICO Victory Center LP	13,661	13,532	—	—	13,656	13,229	9,365		9,138
DC Charlotte Plaza LLLP	14,293	—	—	—	13,754	—	7,376		—
CL Realty, L.L.C.	7,829	7,872	—	—	7,726	7,662	3,560		3,515
Temco Associates, LLC	5,311	5,284	—	—	5,192	5,133	1,097		977
Wildwood Associates	16,337	16,419	—	—	16,298	16,354	(1,150)	(1)	(1,122)	(1)
Crawford Long - CPI, LLC	29,405	29,143	73,561	74,286	(46,516)	(46,238)	(22,160)	(1)	(22,021)	(1)
Other	—	2,107	—	—	—	1,646	—		1,245
	$667,328	$644,880	$393,772	$401,977	$244,597	$219,079	$91,145		$79,434
(1) Negative balances are included in deferred income on the balance sheets.
The following table summarizes statement of operations information of the Company's unconsolidated joint ventures for the six months ended June 30, 2016 and 2015 (in thousands):

	Total Revenues		Net Income (Loss)		Company's Share of Income (Loss)
SUMMARY OF OPERATIONS:	2016	2015	2016	2015	2016	2015
Terminus Office Holdings	$20,978	$19,638	$2,597	$1,139	$1,298	$570
EP I LLC	5,991	6,218	1,168	1,480	951	1,112
EP II LLC	2,044	—	(1,018)	—	(823)	—
Charlotte Gateway Village, LLC	17,477	16,913	7,263	6,225	987	589
HICO Victory Center LP	169	—	162	—	81	—
CL Realty, L.L.C.	246	469	64	243	44	130
DC Charlotte Plaza LLLP	—	—	33	—	18	—
Temco Associates, LLC	147	1,144	79	435	119	242
Wildwood Associates	—	—	(56)	(58)	(28)	(30)
Crawford Long - CPI, LLC	6,028	6,139	1,346	1,446	673	728
Other	—	12	—	(181)	298	31
	$53,080	$50,533	$11,638	$10,729	$3,618	$3,372
On March 29, 2016, a 50-50 joint venture named DC Charlotte Plaza LLLP was formed between the Company and Dimensional Fund Advisors ("DFA") for the purpose of developing and constructing DFA's 229,000 square foot regional headquarters building in Charlotte, North Carolina. Each partner contributed $6.6 million in pre-development costs upon formation of the venture.
5. INTANGIBLE ASSETS
Intangible assets on the balance sheets as of June 30, 2016 and December 31, 2015 included the following (in thousands):

	June 30, 2016	December 31, 2015
In-place leases, net of accumulated amortization of $100,111 and $88,035 in 2016 and 2015, respectively	$100,648	$112,937
Above-market tenant leases, net of accumulated amortization of $15,681 and $15,423 in 2016 and 2015, respectively	6,992	8,031
Goodwill	3,626	3,647
	$111,266	$124,615

The following is a summary of goodwill activity for the six months ended June 30, 2016 and 2015 (in thousands):

	Six Months Ended June 30,
	2016	2015
Beginning balance	$3,647	$3,867
Allocated to property sales	(21)	—
Ending balance	$3,626	$3,867
6. OTHER ASSETS
Other assets on the balance sheets as of June 30, 2016 and December 31, 2015 included the following (in thousands):

	June 30, 2016	December 31, 2015
Furniture, fixtures and equipment, deferred direct operating expenses, and leasehold improvements, net of accumulated depreciation of $24,168 and $22,572 in 2016 and 2015, respectively	$14,087	$13,523
Lease inducements, net of accumulated amortization of $7,637 and $6,865 in 2016 and 2015, respectively	12,519	13,306
Prepaid expenses and other assets	6,690	4,408
Line of credit deferred financing costs, net of accumulated amortization of $1,815 and $1,380 in 2016 and 2015, respectively	2,537	2,972
Predevelopment costs and earnest money	330	1,780
	$36,163	$35,989

7. NOTES PAYABLE
The following table summarizes the Company's note payable balance at June 30, 2016 and December 31, 2015 ($ in thousands):

	June 30, 2016	December 31, 2015
Notes payable	$779,704	$721,293
Less: deferred financing costs of mortgage debt, net of accumulated amortization of $2,272 and $2,008 in 2016 and 2015, respectively.	(2,219)	(2,483)
	$777,485	$718,810
The following table details the terms and amounts of the Company’s outstanding notes payable at June 30, 2016 and December 31, 2015 ($ in thousands):

Description	Interest Rate	Maturity	June 30, 2016	December 31, 2015
Post Oak Central mortgage note	4.26%	2020	$180,046	$181,770
Credit Facility, unsecured	1.54%	2019	155,000	92,000
The American Cancer Society Center mortgage note	6.45%	2017	128,440	129,342
Promenade mortgage note	4.27%	2022	106,787	108,203
191 Peachtree Tower mortgage note	3.35%	2018	99,677	100,000
816 Congress mortgage note	3.75%	2024	85,000	85,000
Meridian Mark Plaza mortgage note	6.00%	2020	24,754	24,978
			$779,704	$721,293

Fair Value
At June 30, 2016 and December 31, 2015, the aggregate estimated fair values of the Company's notes payable were $807.5 million and $738.1 million, respectively, calculated by discounting the debt's remaining contractual cash flows at estimated rates at which similar loans could have been obtained at those respective dates. The estimate of the current market rate, which is the most significant input in the discounted cash flow calculation, is intended to replicate debt of similar maturity and loan-to-value relationship. These fair value calculations are considered to be Level 2 under the guidelines as set forth in ASC 820, "Fair Value Measurement," as the Company utilizes market rates for similar type loans from third-party brokers.
Other Information
For the three and six months ended June 30, 2016 and 2015, interest expense was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Total interest incurred	$8,350	$8,683	$16,506	$17,263
Interest capitalized	(1,016)	(814)	(1,758)	(1,717)
Total interest expense	$7,334	$7,869	$14,748	$15,546
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
8. COMMITMENTS AND CONTINGENCIES

Commitments
At June 30, 2016, the Company had outstanding letters of credit and performance bonds totaling $1.9 million. As a lessor, the Company had $79.5 million in future obligations under leases to fund tenant improvements as of June 30, 2016. As a lessee, the Company had future obligations under ground and office leases of $144.0 million as of June 30, 2016.
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

9.    STOCKHOLDERS' EQUITY
In 2015, the Board of Directors of the Company authorized the repurchase of up to $100 million of its outstanding common shares. The plan expires on September 8, 2017. The repurchases may be executed in the open market, through private negotiations, or in other transactions permitted under applicable law. The timing, manner, price, and amount of any repurchases will be determined by the Company in its discretion and will be subject to economic and market conditions, stock price, applicable legal requirements, and other factors. In March 2016, the program was suspended due to the pending merger with Parkway.
Under this plan, the Company repurchased 6.8 million shares of its common stock for a total cost of $61.5 million, including broker commissions. No shares were repurchased during the three months ended June 30, 2016. The share repurchases were funded from cash on hand, borrowings under the Company's Credit Facility, and proceeds from the sale of assets. The repurchased shares were recorded as treasury shares on the consolidated balance sheet.

10. STOCK-BASED COMPENSATION

The Company has several types of stock-based compensation - stock options, restricted stock, and restricted stock units (“RSUs”) - which are described in note 12 of notes to consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2015. The expense related to a portion of the stock-based compensation awards is fixed. The expense related to other stock-based compensation awards fluctuates from period to period dependent, in part, on the Company's stock price and stock performance relative to its peers. The Company recorded stock-based compensation expense, net of forfeitures, of $340,000 and $2.0 million for the three months ended June 30, 2016 and 2015, respectively, and $4.6 million and $1.9 million for the six months ended June 30, 2016 and 2015, respectively.
The Company maintains the 2009 Incentive Stock Plan (the "2009 Plan") and the 2005 Restricted Stock Unit Plan (the “RSU Plan”). Under the 2009 Plan, the Company made restricted stock grants in 2016 of 234,965 shares to key employees, which vest ratably over a three-year period. Under the RSU Plan, the Company awarded two types of performance-based RSUs to key employees based on the following metrics: (1) Total Stockholder Return of the Company, as defined in the RSU Plan, as compared to the companies in the SNL US REIT Office index (“TSR RSUs”), and (2) the ratio of cumulative funds from operations per share to targeted cumulative funds from operations per share (“FFO RSUs”) as defined in the RSU Plan. The performance period for both awards is January 1, 2016 to December 31, 2018, and the targeted units awarded of TSR RSUs and FFO RSUs is 214,151 and 97,797, respectively. The ultimate payout of these awards can range from 0% to 200% of the targeted number of units depending on the achievement of the market and performance metrics described above. Both of these RSUs cliff vest on January 29, 2019 and are to be settled in cash with payment dependent on upon attainment of required service, market, and performance criteria. The number of RSUs vesting will be determined at that date, and the payout per unit will be equal to the average closing price on each trading day during the 30-day period ending on December 31, 2018. The Company expenses an estimate of the fair value of the TSR RSUs over the performance period using a quarterly Monte Carlo valuation. The FFO RSUs are expensed over the vesting period using the fair market value of the Company's stock at the reporting date multiplied by the anticipated number of units to be paid based on the current estimate of what the ratio is expected to be upon vesting. Dividend equivalents on the TSR RSUs and the FFO RSUs will also be paid based upon the percentage vested.
In addition, during the three months ended June 30, 2016, the Company issued 72,771 shares of common stock at fair value to members of its board of directors in lieu of fees, and recorded $765,000 in general and administrative expense in the three months ended June 30, 2016 related to the issuances.
11. EARNINGS PER SHARE
Net income per share-basic is calculated as net income available to common stockholders divided by the weighted average number of common shares outstanding during the period, including nonvested restricted stock which has nonforfeitable dividend rights. Net income per share-diluted is calculated as net income available to common stockholders divided by the diluted weighted average number of common shares outstanding during the period. Diluted weighted average number of common shares uses the same weighted average share number as in the basic calculation and adds the potential dilution, if any, that would occur if stock options (or any other contracts to issue common stock) were exercised and resulted in additional common shares outstanding, calculated using the treasury stock method. Weighted average shares-basic and diluted for the three and six months ended June 30, 2016 and 2015, respectively, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Weighted average shares — basic	210,129	216,630	210,516	216,599
Dilutive potential common shares — stock options	233	136	171	154
Weighted average shares — diluted	210,362	216,766	210,687	216,753
Weighted average anti-dilutive stock options	1,129	1,553	1,131	1,553
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
Segment net income, amount of capital expenditures, and total assets are not presented in the following tables because management does not utilize these measures when analyzing its segments or when making resource allocation decisions. Information on the Company's segments along with a reconciliation of NOI to net income available to common stockholders is as follows (in thousands):

Three Months Ended June 30, 2016	Office	Mixed-Use	Other	Total
Net Operating Income:
Houston	$25,125	$—	$—	$25,125
Atlanta	21,572	1,742	—	23,314
Austin	5,763	—	—	5,763
Charlotte	4,819	—	—	4,819
Other	(4)	—	(9)	(13)
Total Net Operating Income (Loss)	$57,275	$1,742	$(9)	$59,008

Net operating income from unconsolidated joint ventures				(6,954)
Fee income				1,824
Other income				129
Reimbursed expenses				(798)
General and administrative expenses				(4,691)
Interest expense				(7,334)
Depreciation and amortization				(32,381)
Other expenses				(2,576)
Income from unconsolidated joint ventures				1,784
Loss on sale of investment properties				(246)
Net income				$7,765

Three Months Ended June 30, 2015	Office	Mixed-Use	Other	Total
Net Operating Income:
Houston	$25,432	$—	$—	$25,432
Atlanta	23,272	1,499	6	24,777
Austin	3,914	—	—	3,914
Charlotte	4,011	—	—	4,011
Other	2,640	—	—	2,640
Total Net Operating Income	$59,269	$1,499	$6	60,774

Net operating income from unconsolidated joint ventures				(5,984)
Fee income				1,704
Other income				22
Reimbursed expenses				(717)
General and administrative expenses				(5,936)
Interest expense				(7,869)
Depreciation and amortization				(34,879)
Other expenses				(343)
Income from unconsolidated joint ventures				1,761
Loss from discontinued operations				(6)
Loss on sale of investment properties				(576)
Net income				$7,951

Six Months Ended June 30, 2016	Office	Mixed-Use	Other	Total
Net Operating Income:
Houston	$50,443	$—	$—	$50,443
Atlanta	44,178	3,348	—	47,526
Austin	10,955	—	—	10,955
Charlotte	9,574	—	—	9,574
Other	8	—	15	23
Total Net Operating Income	$115,158	$3,348	$15	118,521

Net operating income from unconsolidated joint ventures				(13,600)
Fee income				4,023
Other income				705
Reimbursed expenses				(1,668)
General and administrative expenses				(13,183)
Interest expense				(14,748)
Depreciation and amortization				(64,350)
Other expenses				(2,701)
Income from unconsolidated joint ventures				3,618
Gain on sale of investment properties				13,944
Net income				$30,561

Six Months Ended June 30, 2015	Office	Mixed-Use	Other	Total
Net Operating Income:
Houston	$50,510	$—	$—	$50,510
Atlanta	46,635	2,851	6	49,492
Austin	6,100	—	—	6,100
Charlotte	7,954	—	—	7,954
Other	4,796	—	(25)	4,771
Total Net Operating Income	$115,995	$2,851	$(19)	118,827

Net operating income from unconsolidated joint ventures				(11,970)
Fee income				3,520
Other income				143
Reimbursed expenses				(1,828)
General and administrative expenses				(9,533)
Interest expense				(15,546)
Depreciation and amortization				(71,026)
Other expenses				(783)
Income from unconsolidated joint ventures				3,372
Loss from sale of discontinued operations				(551)
Gain on sale of investment properties				530
Net income				$15,155

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview:
Cousins Properties Incorporated (and collectively, with its subsidiaries, the "Company," "we," "our," or "us") is a self-administered and self-managed real estate investment trust, or REIT. Our core focus is on the acquisition, development, leasing, management, and ownership of Class-A office assets and opportunistic mixed-use properties in Sunbelt markets with a focus on Georgia, Texas, and North Carolina. As of June 30, 2016, our portfolio of real estate assets consisted of interests in 15 operating office properties containing 14.6 million square feet of space, two operating mixed-use properties containing 786,000 square feet of space, and three projects (two office and one mixed-use) under active development. We have a comprehensive strategy in place based on a simple platform, trophy assets and opportunist investments. This streamlined approach enables us to maintain a targeted, asset specific approach to investing where we seek to leverage our development skills, relationships, market knowledge, and operational expertise. We intend to generate returns and create value for stockholders through the continued lease up of our portfolio, through the execution of our development pipeline, and through opportunistic investments in office and mixed-use projects within our core markets.
We leased or renewed 402,213 square feet of office space during the second quarter of 2016. The weighted average net effective rent of these leases, representing base rent less operating expense reimbursements and leasing costs, was $15.65 per square foot. For those leases that were previously occupied within the past year, net effective rent increased 17.2%. Same property net operating income increased by 1.4% between the three months ended June 30, 2016 and 2015.
On April 28, 2016, we entered into a merger agreement with Parkway Properties, Inc. (“Parkway”) whereby we will combine the operations of our two companies and simultaneously spin-off the operations of our combined Houston properties into a separate public company.  We believe that these transactions will result in a high quality portfolio of Class A office towers in the high growth Sun Belt markets.  These transactions will result in a more diversified portfolio both geographically and in our customer base and will position us to enhance our flexibility to meet customer space needs and allow us to attract and retain quality local market talent that, over time, will drive customer retention and occupancy.  In addition, by creating two independent public real estate companies with differentiated assets and strategies, we believe that investors will realize greater transparency into the assets and operations of each company.  We expect the transactions to close in the fourth quarter of 2016.

Results of Operations
The following is based on our condensed consolidated statements of operations for the three and six months ended June 30, 2016 and 2015:
Rental Property Revenues and Rental Property Operating Expenses
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
Rental property revenues and rental property operating expenses changed as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Rental Property Revenues
Same Property	$69,817	$70,198	$(381)	(0.5)%	$138,442	$137,280	$1,162	0.8%
Non-Same Property	20,918	25,979	(5,061)	(19.5)%	40,769	48,936	(8,167)	(16.7)%
Total Rental Property Revenues	$90,735	$96,177	$(5,442)	(5.7)%	$179,211	$186,216	$(7,005)	(3.8)%

Rental Property Operating Expenses
Same Property	$30,396	$30,849	$(453)	(1.5)%	$58,762	$59,337	$(575)	(1.0)%
Non-Same Property	8,285	10,538	(2,253)	(21.4)%	15,528	20,003	(4,475)	(22.4)%
Total Rental Property Operating Expenses	$38,681	$41,387	$(2,706)	(6.5)%	$74,290	$79,340	$(5,050)	(6.4)%

Same Property, net	$39,421	$39,349	$72	0.2%	$79,680	$77,943	$1,737	2.2%
Non-Same Property, net	12,633	15,441	(2,808)	(18.2)%	25,241	28,933	(3,692)	(12.8)%
Total, net	$52,054	$54,790	$(2,736)	(5.0)%	$104,921	$106,876	$(1,955)	(1.8)%
Same property revenues increased between the six months ended June 30, 2016 and 2015 periods due to increased occupancy rates at 816 Congress and increased rental revenues at 191 Peachtree Tower. Non-same property revenues and expenses decreased between the six months ended June 30, 2016 and 2015 periods due to the sales of 2100 Ross, The Points at Waterview, and the North Point Center East buildings.
General and Administrative Expenses
General and administrative expenses decreased $1.2 million (21%) between the three month periods, and increased $3.7 million (38%) between the six month periods. Long-term incentive compensation expense decreased $1.6 million in the three month period and increased $2.8 million in the six month period due to fluctuations in our common stock price relative to our office peers included in the SNL US Office REIT Index. These differences were offset by an increase in expense resulting from a decrease in capitalized salaries in each of the three and six month periods.
Interest Expense
Interest expense, net of amounts capitalized, decreased $535,000 and $798,000 between the three and six months ended June 30, 2016 and 2015, respectively, primarily due an increase in interest capitalized to projects under development and to the repayment of The Points at Waterview mortgage loan in October 2015.
Depreciation and Amortization
Depreciation and amortization decreased $2.5 million (7%) and $6.7 million (9%) between the three and six month 2016 and 2015 periods, respectively. The decreases related to the dispositions of 2100 Ross, The Points at Waterview, and three North Point Center East buildings in the second half of 2015. In addition, there were decreases related to extensions of useful lives of tenant assets as a result of lease modifications at Greenway Plaza, 816 Congress, and Northpark. These decreases were offset by an increase in depreciation expense at Colorado Tower which commenced operations in 2015.
Acquisition and Merger Costs
Acquisition and merger costs increased $2.4 million in both the three and six month 2016 and 2015 periods due to costs related to the pending merger with Parkway Properties, Inc.
Income from Unconsolidated Joint Ventures
Income from unconsolidated joint ventures consisted of the following during the three and six month periods as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	$ Change	2016	2015	$ Change
Property operations, net	$6,954	$5,984	$970	$13,600	$11,970	1,630
Other income, net	87	376	(289)	541	566	(25)
Depreciation and amortization	(3,231)	(2,772)	(459)	(6,490)	(5,515)	(975)
Interest expense	(2,026)	(1,827)	(199)	(4,033)	(3,649)	(384)
Income from unconsolidated joint ventures	$1,784	$1,761	$23	$3,618	$3,372	$246

Rental property revenues less rental property operating expenses from unconsolidated joint ventures increased between the three and six month 2016 and 2015 periods primarily due to increased occupancy at Terminus 100 and increased parking revenue at Gateway Village. The increase in depreciation and amortization is due to the commencement of operations at Emory Point II during the third quarter of 2015.
Gain on Sale of Investment Properties
Gain on sale of investment properties increased $13.4 million between the six month 2016 and 2015 periods. This increase is primarily due to $14.2 million gain recognized on the sale of 100 North Point Center East in the first quarter of 2016.
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
FFO is used by industry analysts and investors as a supplemental measure of a REIT’s operating performance. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry investors and analysts have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. Thus, NAREIT created FFO as a supplemental measure of REIT operating performance that excludes historical cost depreciation, among other items, from GAAP net income. The use of FFO, combined with the required primary GAAP presentations, has been fundamentally beneficial, improving the understanding of operating results of REITs among the investing public and making comparisons of REIT operating results more meaningful. Company management evaluates operating performance in part based on FFO. Additionally, we use FFO, along with other measures, to assess performance in connection with evaluating and granting incentive compensation to its officers and other key employees. The reconciliation of net income available to common stockholders to FFO is as follows for the three and six months ended June 30, 2016 and 2015 (in thousands, except per share information):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net Income	$7,765	$7,951	$30,561	$15,155
Depreciation and amortization of real estate assets:
Consolidated properties	32,046	34,505	63,638	70,228
Share of unconsolidated joint ventures	3,231	2,772	6,490	5,515
(Gain) loss on sale of depreciated properties:
Consolidated properties	246	10	(13,944)	(276)
Discontinued properties	—	—	—	551
Funds From Operations	$43,288	$45,238	$86,745	$91,173
Per Common Share — Basic and Diluted:
Net Income Available	$0.04	$0.04	$0.15	$0.07
Funds From Operations	$0.21	$0.21	$0.41	$0.42
Weighted Average Shares — Basic	210,129	216,630	210,516	216,599
Weighted Average Shares — Diluted	210,362	216,766	210,687	216,753

Liquidity and Capital Resources
Our primary short-term and long-term liquidity needs include the following:

•	property acquisitions;

•	expenditures on development projects;

•	building improvements, tenant improvements, and leasing costs;

•	principal and interest payments on indebtedness;

•	repurchase of our common stock; and

•	common stock dividends.
We may satisfy these needs with one or more of the following:

•	net cash from operations;

•	sales of assets;

•	borrowings under our Credit Facility;

•	proceeds from mortgage notes payable;

•	proceeds from construction loans;

•	proceeds from offerings of debt or equity securities; and

•	joint venture formations.

As of June 30, 2016, we had $155.0 million drawn under our Credit Facility and $1.0 million drawn under our letters of credit, with the ability to borrow an additional $344.0 million under our Credit Facility.
During the first quarter of 2016, we commenced development of an office project and continued development on two other projects. No new development projects were commenced in the second quarter of 2016. In the first quarter of 2016, we repurchased 1.6 million shares of common stock under our stock repurchase program for an aggregate total price of $13.7 million. There were no repurchases of common stock in the second quarter 2016, and the program was suspended in March 2016 due to the pending merger with Parkway. The repurchased shares are recorded as treasury shares on the condensed consolidated balance sheets. We funded these activities with cash from operations, proceeds from asset sales and through borrowings under our Credit Facility.

Merger with Parkway Properties, Inc.

On April 28, 2016, the Company and Parkway Properties, Inc. (“Parkway”) entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Parkway will merge with and into Clinic Sub Inc., a wholly owned subsidiary of the Company (the “Merger”). In addition, the Merger Agreement provides that the Company will separate the portion of the combined businesses relating to the ownership of real properties in Houston (the "Spin-Off") from the remainder of the combined business by distributing pro rata to its stockholders all of the outstanding shares of common stock to Parkway, Inc. The Company will retain all of the shares of a class of non-voting preferred stock of Parkway, Inc. upon the terms and subject to the conditions of the Merger Agreement. The Company expects that the Spin-Off will be treated for tax purposes as a distribution to the Company’s stockholders equal to the fair market value of the distributed Parkway, Inc. shares. After the Spin-Off, Parkway, Inc. will be a separate, publicly-traded entity, and both the Company and Parkway, Inc. intend to operate prospectively as umbrella partnership real estate investment trusts (“UPREITs”).

Pursuant to the Merger Agreement, upon closing of the Merger, each share of Parkway common stock issued and outstanding will convert into the right to receive 1.63 (the “Exchange Ratio”) shares of newly issued shares of common stock, par value $1 per share, of the Company. In addition, each share of Parkway limited voting stock, par value issued will be converted into the right to receive a number of newly issued shares of limited voting preferred stock of the Company, equal to the Exchange Ratio, having terms materially unchanged from the terms of the Parkway limited voting stock prior to the Merger. Each share of Parkway equity-based compensation awards will also be converted at the Exchange Ratio into equity awards of the Company. Limited partnership units of Parkway LP, Parkway’s umbrella partnership, will be entitled to redeem or exchange their partnership interest for the Company’s common stock at the Exchange Ratio.

The respective boards of directors (the “Board of Directors”) of the Company and Parkway have unanimously approved the Merger Agreement and have recommended that their respective stockholders approve the Merger.

The closing of the Merger is subject to certain conditions, including: (1) the receipt of Parkway Stockholder Approval; (2) the receipt of Company Stockholder Approval; (3) the Spin-Off being fully ready to be consummated contemporaneously with the Merger; (4) approval for listing on the New York Stock Exchange (“NYSE”) of the Company common stock to be issued in the Merger or reserved for issuance in connection therewith; (5) no injunction or law prohibiting the Merger; (6) accuracy of each party’s representations, subject in most cases to materiality or material adverse effect qualifications; (7) material compliance with each party’s covenants; (8) receipt by each of the Company and Parkway of an opinion to the effect that the Merger will qualify as a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended (the “Code”), and of an opinion that each of the Company and Parkway will qualify as a real estate investment trust (“REIT”) under the Code; and (9) effectiveness of the registration statement that will contain the joint proxy statement/prospectus sent to Company and Parkway stockholders.

The Merger Agreement contains customary representations and warranties by each party. The Company and Parkway have also agreed to various customary covenants and agreements, including, among others, to conduct their business in the ordinary course consistent with past practice during the period between the execution of the Merger Agreement and the date of closing, to not engage in certain kinds of transactions during this period and to maintain REIT status. The parties are subject to a customary “no-shop” provision that requires them to cease discussions or solicitations with respect to alternate transactions and subjects them to certain restrictions in considering and negotiating alternate transactions.

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

The Merger Agreement provides that, at the effective time of the Merger, the Board of Directors of the Company will consist of nine members, including five individuals to be selected by the current members of the Board of Directors of the Company and four individuals to be selected by the current members of the Board of Directors of Parkway. One of Parkway’s four directors will be selected by TPG Pantera VI (“TPG”) and TPG Management (collectively with TPG, the “TPG Parties”), pursuant to the TPG Parties’ stockholders agreement entered into with the Company.
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
In connection with the proposed transaction, Cousins has filed an amended registration statement on Form S-4 (File No. 333-211849), declared effective by the SEC on July 22, 2016, that includes a joint proxy statement of Cousins and Parkway that also constitutes a prospectus of Cousins.
The Merger and Spin-Off are currently anticipated to close in the fourth quarter of 2016. During the three months ended June 30, 2016, the Company incurred $2.4 million in merger-related expenses.
Contractual Obligations and Commitments
The following table sets forth information as of June 30, 2016 with respect to our outstanding contractual obligations and commitments (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 years
Contractual Obligations:
Company debt:
Unsecured Credit Facility and construction facility	$155,000	$—	$—	$155,000	$—
Mortgage notes payable	624,704	11,755	242,327	202,450	168,172
Interest commitments (1)	114,867	30,904	44,358	25,059	14,546
Ground leases	143,851	1,651	3,309	3,319	135,572
Other operating leases	132	40	79	13	—
Total contractual obligations	$1,038,554	$44,350	$290,073	$385,841	$318,290
Commitments:
Unfunded tenant improvements and other	$79,548	$64,105	$5,158	$10,285	$—
Letters of credit	1,000	1,000	—	—	—
Performance bonds	945	945	—	—	—
Total commitments	$81,493	$66,050	$5,158	$10,285	$—

(1)	Interest on variable rate obligations is based on rates effective as of June 30, 2016.
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
Future Capital Requirements
Over the long term, we intend to actively manage our portfolio of properties and strategically sell assets to exit non-core holdings, reposition the portfolio geographically and by product type, and generate capital for future investment activities. We expect to continue to utilize indebtedness to fund future commitments, if available and under appropriate terms. We may also seek equity capital and capital from joint venture partners to implement our strategy.
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
Cash Flow Summary
We report and analyze our cash flows based on operating activities, investing activities and financing activities. Cash and cash equivalents were $946,000 and $2.0 million at June 30, 2016 and June 30, 2015, respectively, which is an increase of $1.0 million. The following table sets forth the changes in cash flows (in thousands):

	Six Months Ended June 30,
	2016	2015	Change
Net cash provided by operating activities	$60,094	$45,065	$15,029
Net cash used in investing activities	(73,564)	(65,854)	(7,710)
Net cash provided by financing activities	12,413	22,761	(10,348)
The reasons for significant increases and decreases in cash flows between the periods are as follows:

Cash Flows from Operating Activities. Cash provided by operating activities increased $15.0 million between the six month 2016 and 2015 periods due to an increase operating distributions from joint ventures, a decrease in lease inducements extended to tenants, and lower software development costs.
Cash Flows from Investing Activities. Cash flows used in investing activities increased $7.7 million between the six month 2016 and 2015 periods. This relates to an increase in contributions to investments in joint ventures, offset by an increase in proceeds from investment property sales related to the 100 North Point Center East sale.
Cash Flows from Financing Activities. Cash flows provided by financing activities decreased $10.3 million between the six month 2016 and 2015 periods, primarily due to common stock repurchases in 2016.
Capital Expenditures. We incur costs related to our real estate assets that include acquisition of properties, development of new properties, redevelopment of existing or newly purchased properties, leasing costs for new or replacement tenants, and ongoing property repairs and maintenance.
Capital expenditures for assets we develop or acquire and then hold and operate are included in the property acquisition, development, and tenant asset expenditures line item within investing activities on the condensed consolidated statements of cash flows. Amounts accrued are removed from the table below (accrued capital adjustment) to show the components of these costs on a cash basis. Components of costs included in this line item for the six months ended June 30, 2016 and 2015 are as follows (in thousands):

	Six Months Ended June 30,
	2016	2015
Development	$29,100	$10,435
Operating — building improvements	23,438	38,440
Operating — leasing costs	14,764	16,404
Capitalized interest	1,759	1,717
Capitalized personnel costs	2,642	4,256
Accrued capital adjustment	3,891	2,092
Total property acquisition and development expenditures	$75,594	$73,344
Capital expenditures increased in 2016 mainly due to increased project development costs over the prior year, and decreased capitalized costs. These increases were offset by a decrease in building improvement expenditures and leasing costs. Tenant improvements and leasing costs, as well as related capitalized personnel costs, are a function of the number and size of newly executed leases or renewals of existing leases. The amounts of tenant improvement and leasing costs for our office portfolio on a per square foot basis were as follows:

Six Months Ended June 30,
New leases	$7.01
Renewal leases	$4.02
Expansion leases	$6.50
The amounts of tenant improvement and leasing costs on a per square foot basis vary by lease and by market. Given the level of expected leasing and renewal activity, management expects tenant improvements and leasing costs per square foot in future periods to remain consistent with those experienced in the first six months of 2016.
Dividends. We paid common dividends of $33.7 million and $34.7 million in the six month 2016 and 2015 periods, respectively. We funded the dividends with cash provided by operating activities. We expect to fund our future quarterly distributions to common stockholders with cash provided by operating activities, proceeds from investment property sales, distributions from unconsolidated joint ventures, and indebtedness, if necessary.
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
Debt. At June 30, 2016, our unconsolidated joint ventures had aggregate outstanding indebtedness to third parties of $393.8 million. These loans are generally mortgage or construction loans, most of which are non-recourse to us except as described in the paragraph below. In addition, in certain instances, we provide “non-recourse carve-out guarantees” on these non-recourse loans. Certain of these loans have variable interest rates, which creates exposure to the ventures in the form of market risk from interest rate changes.
We guarantee repayment of up to $8.6 million of the EP II construction loan, which has a total capacity of $46.0 million. At June 30, 2016, we guaranteed $3.3 million, based on amounts outstanding under this loan as of that date. This guarantee may be reduced and/or eliminated based on the achievement of certain criteria. We also guarantee 12.5% of the loan amount related to the Carolina Square construction loan, which has a lending capacity of $79.8 million, and no outstanding balance as of June 30, 2016.
Critical Accounting Policies
There have been no material changes in the critical accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes in the market risk associated with our notes payable at June 30, 2016 compared to that as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

The Transactions will dilute the ownership position of Company stockholders. Upon completion of the Transactions, our continuing stockholders will own approximately 53% of the issued and outstanding shares of our common stock, and former Parkway equity holders will own approximately 47% of the issued and outstanding shares of our common stock. Additionally, because we are issuing shares of limited voting preferred stock to holders of Parkway limited voting stock in the Transactions, and our limited voting preferred stock will vote in the same class as our common stock on certain matters, such as mergers and the election of directors, each outstanding share of our common stock after the completion of the Transactions will represent a smaller percentage of the voting power of the Company than if such shares of limited voting stock had not been issued in the Transactions. Consequently, our stockholders, as a general matter, will have less influence over our management and policies after the effective time of the Transactions than they currently exercise.

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

There can be no assurance that the separation and spin-off of Parkway, Inc. will occur, and until the spin-off is fully ready, the Merger Agreement may not be consummated.

Immediately following the effective time of the Transactions, we will separate the portion of the combined businesses relating to the ownership of real properties in Houston, Texas from the remainder of the combined business. After the separation, we will distribute pro rata to our stockholders all of the outstanding voting shares of common stock of an entity containing the Houston properties (“Parkway, Inc.”). The Merger Agreement contains conditions (including conditions relating to the completeness at the closing of the Transactions of the Form 10 registration statement to be filed by Parkway, Inc.) and covenants relating to the steps to be taken by the parties to enable the spin-off to be completed substantially on the terms set forth in the Merger Agreement. However, there can be no assurance that the separation or spin-off will occur within that timeframe, or at all. Should the spin-off not be fully ready, the Merger Agreement may not be consummated.

Additional Merger Information

In connection with the proposed transaction, Cousins has filed an amended registration statement on Form S-4 (File No. 333-211849), declared effective by the SEC on July 22, 2016, that includes a joint proxy statement of Cousins and Parkway that also constitutes a prospectus of Cousins. Investors and security holders are urged to read the joint proxy statement/prospectus and other relevant documents filed with the SEC because they contain important information about the proposed transaction. Investors and security holders may obtain free copies of these documents and other documents filed with the SEC at www.sec.gov. In addition, investors and security holders may obtain free copies of the documents filed with the SEC by Cousins by contacting Cousins Investor Relations at (404) 407-1898. Investors and security holders may obtain free copies of the documents filed with the SEC by Parkway by contacting Parkway Investor Relations at (407) 650-0593.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
For information on our equity compensation plans, see note 12 of our Annual Report on Form 10-K, and note 10 to the unaudited condensed consolidated financial statements set forth in this Form 10-Q. We did not make any sales of unregistered securities during the second quarter of 2016. We purchased no common shares during the second quarter of 2016.

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

COUSINS PROPERTIES INCORPORATED
/s/ Gregg D. Adzema
Gregg D. Adzema
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)
Date: July 28, 2016