Form 10-Q
period 2016-09-30
COUSINS PROPERTIES INC
filed 2016-11-01
CIK 25232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 27, 2016
Common Stock, $1 par value per share	393,383,468 shares

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
•future repurchases of common stock;
•projected operating results;
•market and industry trends;
•future distributions;
•projected capital expenditures;
•interest rates;

•
statements about the benefits of the transactions involving us and Parkway Properties, Inc. ("Parkway"), including future financial and operating results, plans, objectives, expectations and intentions;

•	all statements that address operating performance, events or developments that we expect or anticipate will occur in the future — including statements relating to creating value for stockholders;

•	benefits of the transactions with Parkway to tenants, employees, stockholders and other constituents of the combined company; and
•integrating Parkway with us.
Any forward-looking statements are based upon management's beliefs, assumptions, and expectations of our future performance, taking into account information currently available. These beliefs, assumptions, and expectations may change as a result of possible events or factors, not all of which are known. If a change occurs, our business, financial condition, liquidity, and results of operations may vary materially from those expressed in forward-looking statements. Actual results may vary from forward-looking statements due to, but not limited to, the following:

•	the availability and terms of capital and financing;

•	the ability to refinance or repay indebtedness as it matures;

•	the failure of purchase, sale, or other contracts to ultimately close;

•	the failure to achieve anticipated benefits from acquisitions and investments or from dispositions;

•	the potential dilutive effect of common stock offerings;

•	the failure to achieve benefits from the repurchase of common stock;

•	the availability of buyers and pricing with respect to the disposition of assets;

•	risks and uncertainties related to national and local economic conditions, the real estate industry in general, and the commercial real estate markets in particular;

•	changes to our strategy with regard to land and other non-core holdings that require impairment losses to be recognized;

•	leasing risks, including the ability to obtain new tenants or renew expiring tenants, the ability to lease newly developed and/or recently acquired space, and the risk of declining leasing rates;

•	the adverse change in the financial condition of one or more of our major tenants;

•	volatility in interest rates and insurance rates;

•	competition from other developers or investors;

•	the risks associated with real estate developments (such as zoning approval, receipt of required permits, construction delays, cost overruns, and leasing risk);

•	the loss of key personnel;

•	the potential liability for uninsured losses, condemnation, or environmental issues;

•	the potential liability for a failure to meet regulatory requirements;

•	the financial condition and liquidity of, or disputes with, joint venture partners;

•	any failure to comply with debt covenants under credit agreements;

•	any failure to continue to qualify for taxation as a real estate investment trust and meet regulatory requirements;

•	the ability to successfully integrate our operations and employees in connection with the transactions with Parkway;

•	the ability to realize anticipated benefits and synergies of the transactions with Parkway;

•	risks associated with litigation resulting from the transactions with Parkway and from liabilities or contingent liabilities assumed in the transactions with Parkway;

•	risks associated with any errors or omissions in financial or other information of Parkway that has been previously provided to the public;

•	material changes in the dividend rates on securities or the ability to pay dividends on common shares or other securities;

•	potential changes to tax legislation;

•	changes in demand for properties;

•	risks associated with the acquisition, development, expansion, leasing and management of properties;

•	significant costs related to uninsured losses, condemnation, or environmental issues;

•	the amount of the costs, fees, expenses and charges related to the transactions with Parkway; and

•	those additional risks and factors discussed in reports filed with the Securities and Exchange Commission (“SEC”) by the Company, Parkway, and Parkway, Inc.
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

PART I — FINANCIAL INFORMATION
Item 1.    Financial Statements.
COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share and per share amounts)

	September 30, 2016	December 31, 2015
	(unaudited)
Assets:
Real estate assets:
Operating properties, net of accumulated depreciation of $328,790 and $352,350 in 2016 and 2015, respectively	$2,014,548	$2,194,781
Projects under development	111,768	27,890
Land	9,669	17,829
	2,135,985	2,240,500
Real estate assets and other assets held for sale, net of accumulated depreciation and amortization of $119,670 and $7,200 in 2016 and 2015, respectively	203,735	7,246

Cash and cash equivalents	97,241	2,003
Restricted cash	6,566	4,304
Notes and accounts receivable, net of allowance for doubtful accounts of $1,128 and $1,353 in 2016 and 2015, respectively	12,215	10,828
Deferred rents receivable	60,094	67,258
Investment in unconsolidated joint ventures	116,933	102,577
Intangible assets, net of accumulated amortization of $110,679 and $103,458 in 2016 and 2015, respectively	105,015	124,615
Other assets	22,950	35,989
Total assets	$2,760,734	$2,595,320
Liabilities:
Notes payable	$789,378	$718,810
Liabilities of real estate assets held for sale	106,135	1,347
Accounts payable and accrued expenses	84,641	71,739
Deferred income	34,604	29,788
Intangible liabilities, net of accumulated amortization of $32,922 and $26,890 in 2016 and 2015, respectively	52,127	59,592
Other liabilities	28,412	30,629
Total liabilities	1,095,297	911,905
Commitments and contingencies
Equity:
Stockholders' investment:
Preferred stock, $1 par value, 20,000,000 shares authorized, -0- shares issued and outstanding in 2016 and 2015	—	—
Common stock, $1 par value, 350,000,000 shares authorized, 220,498,850 and 220,255,676 shares issued in 2016 and 2015, respectively	220,499	220,256
Additional paid-in capital	1,723,552	1,722,224
Treasury stock at cost, 10,329,082 and 8,742,181 shares in 2016 and 2015, respectively	(148,373)	(134,630)
Distributions in excess of cumulative net income	(132,766)	(124,435)
Total stockholders' investment	1,662,912	1,683,415
Nonredeemable noncontrolling interests	2,525	—
Total equity	1,665,437	1,683,415
Total liabilities and equity	$2,760,734	$2,595,320

See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues:
Rental property revenues	$92,621	$96,016	$271,832	$282,226
Fee income	1,945	1,686	5,968	5,206
Other	153	444	858	593
	94,719	98,146	278,658	288,025
Costs and expenses:
Rental property operating expenses	37,760	41,331	112,051	120,672
Reimbursed expenses	795	686	2,463	2,514
General and administrative expenses	4,368	2,976	17,301	12,405
Interest expense	7,710	7,673	22,457	23,219
Depreciation and amortization	31,843	32,538	96,192	103,564
Acquisition and merger costs	1,940	19	4,383	104
Other	173	170	681	970
	84,589	85,393	255,528	263,448
Income from continuing operations before taxes, unconsolidated joint ventures, and sale of investment properties	10,130	12,753	23,130	24,577
Income from unconsolidated joint ventures	1,527	3,716	5,144	7,088
Income from continuing operations before gain on sale of investment properties	11,657	16,469	28,274	31,665
Gain on sale of investment properties	—	37,145	13,944	37,674
Income from continuing operations	11,657	53,614	42,218	69,339
Income (loss) from discontinued operations:
Income (loss) from discontinued operations	—	6	—	(14)
Income (loss) on sale from discontinued operations	—	—	—	(551)
	—	6	—	(565)
Net income	$11,657	$53,620	$42,218	$68,774
Per common share information — basic and diluted:
Income from continuing operations	$0.06	$0.25	$0.20	$0.32
Income from discontinued operations	—	—	—	—
Net income	$0.06	$0.25	$0.20	$0.32
Weighted average shares — basic	210,170	216,261	210,400	216,485
Weighted average shares — diluted	210,326	216,374	210,528	216,625
Dividends declared per common share	$0.08	$0.08	$0.24	$0.24

See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
Nine Months Ended September 30, 2016 and 2015
(unaudited, in thousands)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Distributions in Excess of Net Income	Stockholders’ Investment	Nonredeemable Noncontrolling Interests	Total Equity
Balance December 31, 2015	$220,256	$1,722,224	$(134,630)	$(124,435)	$1,683,415	$—	$1,683,415
Net income	—	—	—	42,218	42,218	—	42,218
Common stock issued pursuant to stock based compensation	257	76	—	—	333	—	333
Amortization of stock options and restricted stock, net of forfeitures	(14)	1,252	—	—	1,238	—	1,238
Contributions from nonredeemable noncontrolling interests	—	—	—	—	—	2,525	2,525
Repurchase of common stock	—	—	(13,743)	—	(13,743)	—	(13,743)
Common dividends ($0.24 per share)	—	—	—	(50,549)	(50,549)	—	(50,549)
Balance September 30, 2016	$220,499	$1,723,552	$(148,373)	$(132,766)	$1,662,912	$2,525	$1,665,437

Balance December 31, 2014	$220,083	$1,720,972	$(86,840)	$(180,757)	$1,673,458	$—	$1,673,458
Net income	—	—	—	68,774	68,774	—	68,774
Common stock issued pursuant to stock based compensation	173	(244)	—	—	(71)	—	(71)
Repurchase of common stock	—	—	(18,691)	—	(18,691)	—	(18,691)
Amortization of stock options and restricted stock, net of forfeitures	—	1,104	—	—	1,104	—	1,104
Common dividends ($0.24 per share)	—	—	—	(52,011)	(52,011)	—	(52,011)
Other	—	24	—	—	24	—	24
Balance September 30, 2015	$220,256	$1,721,856	$(105,531)	$(163,994)	$1,672,587	$—	$1,672,587
See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$42,218	$68,774
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of investment properties, including discontinued operations	(13,944)	(37,123)
Depreciation and amortization, including discontinued operations	96,192	103,614
Amortization of deferred financing costs	1,063	1,073
Stock-based compensation expense, net of forfeitures	1,571	1,104
Effect of certain non-cash adjustments to rental revenues	(15,966)	(21,907)
Income from unconsolidated joint ventures	(5,144)	(7,087)
Operating distributions from unconsolidated joint ventures	5,893	5,570
Changes in other operating assets and liabilities:
Change in other receivables and other assets, net	1,824	(6,452)
Change in operating liabilities	5,544	(4,526)
Net cash provided by operating activities	119,251	103,040
Cash flows from investing activities:
Proceeds from investment property sales	21,088	136,498
Property acquisition, development, and tenant asset expenditures	(122,357)	(151,384)
Investment in unconsolidated joint ventures	(24,918)	(7,486)
Distributions from unconsolidated joint ventures	4,150	6,318
Change in notes receivable and other assets	(5,699)	1,149
Change in restricted cash	(3,667)	293
Net cash used in investing activities	(131,403)	(14,612)
Cash flows from financing activities:
Proceeds from credit facility	182,800	269,000
Repayment of credit facility	(274,800)	(275,200)
Proceeds from issuance of notes payable	270,000	—
Repayment of notes payable	(7,239)	(6,574)
Payment of loan issuance costs	(1,604)	—
Common stock issued, net of expenses	—	8
Contributions from noncontrolling interests	2,525	—
Repurchase of common stock	(13,743)	(18,320)
Common dividends paid	(50,549)	(52,011)
Net cash provided by (used in) financing activities	107,390	(83,097)
Net increase in cash and cash equivalents	95,238	5,331
Cash and cash equivalents at beginning of period	2,003	—
Cash and cash equivalents at end of period	$97,241	$5,331

Interest paid, net of amounts capitalized	$20,792	$22,579

Significant non-cash transactions:
Transfer from operating properties to real estate assets and other assets held for sale	$203,735	$50,491
Transfer from operating properties to liabilities of real estate assets held for sale	106,135	2,843
Transfer from projects under development to operating properties	—	93,019
Change in accrued property acquisition, development, and tenant asset expenditures	11,384	(4,118)
Transfer from land held to projects under development	8,099	—
Transfer from investment in unconsolidated joint ventures to projects under development	5,880	—

See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
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
The Company develops, acquires, leases, manages, and owns primarily Class A office assets and opportunistic mixed-use properties in Sunbelt markets with a focus on Georgia, Texas, and North Carolina. Cousins has elected to be taxed as a REIT and intends to, among other things, distribute 90% of its net taxable income to stockholders, thereby eliminating any liability for federal income taxes under current law. Therefore, the results included herein do not include a federal income tax provision for Cousins.
The condensed consolidated financial statements are unaudited and were prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, these financial statements reflect all adjustments necessary (which adjustments are of a normal and recurring nature) for the fair presentation of the Company's financial position as of September 30, 2016 and the results of operations for the three and nine months ended September 30, 2016 and 2015. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of results expected for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015. The accounting policies employed are substantially the same as those shown in note 2 to the consolidated financial statements included in such Form 10-K.
For the three and nine months ended September 30, 2016 and 2015, there were no items of other comprehensive income. Therefore, no presentation of comprehensive income is required.
The Company evaluates all partnerships, joint ventures and other arrangements with variable interests to determine if the entity or arrangement qualifies as a variable interest entity (“VIE”), as defined in the Financial Accounting Standards Board's ("FASB") Accounting Standards Codification ("ASC"). If the entity or arrangement qualifies as a VIE and the Company is determined to be the primary beneficiary, the Company is required to consolidate the assets, liabilities, and results of operations of the VIE. The Company concluded that its joint venture with Callaway Gardens Resort, Inc. is a VIE, and the Company is the primary beneficiary. Accordingly, the assets, liabilities and results of operations have been consolidated. In the first quarter of 2016, the Company adopted Accounting Standards Update ("ASU") 2015-02, "Amendments to the Consolidation Analysis," and this adoption had no material impact on the Company.
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
Certain prior year amounts have been reclassified to conform with current year presentation on the condensed consolidated statements of operations and the condensed consolidated statements of equity. Separation expenses on the condensed consolidated statements of operations have been reclassified from general and administrative expenses to other expenses. On the condensed consolidated statements of equity, all components of common stock issued pursuant to stock-based compensation are aggregated into one line item. These changes do not affect the previously reported total costs and expenses in the condensed consolidated statements of operations or the total equity in the condensed consolidated statements of equity for any period.

2. TRANSACTIONS WITH PARKWAY PROPERTIES, INC.

On October 6, 2016, pursuant to the Agreement and Plan of Merger, dated April 28, 2016, (as amended or supplemented from time to time, the “Merger Agreement”), by and among Cousins, Parkway Properties, Inc. ("Parkway") and subsidiaries of Cousins and Parkway, Parkway merged with and into a wholly-owned subsidiary of the Company (the "Merger"), with this subsidiary continuing as the surviving corporation of the Merger. In accordance with the terms and conditions of the Merger Agreement, each outstanding share of Parkway common stock and each outstanding share of Parkway limited voting stock was converted into 1.63 shares of Cousins common stock or limited voting preferred stock, respectively. In the Merger, former Parkway common stockholders received approximately 183 million shares of Cousins common stock and Parkway limited voting stockholders received approximately 7 million shares of Cousins limited voting preferred stock.

On October 7, 2016, pursuant to the Merger Agreement and the Separation, Distribution and Transition Services Agreement, dated as of October 5, 2016 (the "Separation Agreement"), by and among Cousins, Parkway, New Parkway (as defined below), and certain other parties thereto, Cousins distributed pro rata to its common and limited voting preferred stockholders, including legacy Parkway common and limited voting stockholders, all of the outstanding shares of common and limited voting stock, respectively, of Parkway, Inc. ("New Parkway"), a newly-formed entity that contains the combined businesses relating to the ownership of real properties in Houston, Texas (the "Spin-Off"). In the Spin-Off, Cousins distributed one share of New Parkway common or limited voting stock for every eight shares of common or limited voting preferred stock of Cousins held of record as of the close of business on October 6, 2016. As a result of the Spin-Off, New Parkway is now an independent public company, and its common stock is listed under the symbol "PKY" on the New York Stock Exchange.

In connection with the Merger and Spin-Off, Cousins Properties LP, a Delaware limited partnership ("CPLP"), was formed. As a result of a series of transactions undertaken pursuant to the Separation Agreement (the "Reorganization"), occurring after the Merger but prior to the Spin-Off, substantially all of Parkway's and the Company's assets and liabilities not pertaining to the ownership of real properties in Houston, Texas, were contributed to CPLP. As a result of the Merger and Spin-Off, substantially all of the Company's post-Merger, post-Spin-Off activities will be conducted through CPLP.

Approximately 98% of the partnership units of CPLP are owned by the Company, and approximately 2% are owned by legacy outside unit holders of Parkway LP (the "Outside Unit Holders"). Ownership of partnership units in CPLP will generally entitle the holder to share in cash distributions from, and in the profits and losses of, CPLP in proportion to such holder's percentage ownership. The Company acts as the general partner in CPLP and has the exclusive right and full authority and responsibility to manage and operate CPLP's business. Limited partners generally do not have any right to participate in or exercise control or management power over the business and affairs of CPLP. Limited partners may redeem partnership units for cash, or at the Company's election, shares of Cousins' common stock on a one-for-one basis, at any time beginning twelve months following the date of the initial issuance of the partnership units, except for partnership units issued in connection with the Reorganization, which may be redeemed at any time. The Company will consolidate the accounts and operations of CPLP in its financial statements.

The Company will account for the Merger as a business combination with the Company as the accounting acquirer. The total value of the transaction is based on the closing stock price of the Company's common stock on October 5, 2016, the day immediately prior to the closing of the Merger, of $10.19 per share. Based on the shares issued in the transaction and on the units of CPLP effectively issued to the Outside Unit Holders in the transaction, the total value of the assets and liabilities assumed in the Merger is estimated to be $1.9 billion. Due to the limited time since the Merger, the initial accounting for this transaction is incomplete and, as such, the Company is unable to provide purchase price allocation and other disclosures associated with the Merger and Spin-Off. During the three and nine months ended September 30, 2016, the Company incurred $1.9 million and $4.4 million, respectively, in merger-related expenses.

3. REAL ESTATE TRANSACTIONS
As of September 30, 2016, 191 Peachtree Tower, a 1.2 million square-foot office building in Atlanta, Georgia, that is included in the Company's Atlanta/Office operating segment, was held for sale. Consequently, the assets and liabilities were reclassified as held for sale on the condensed consolidated balance sheet at September 30, 2016. 191 Peachtree Tower was sold in October 2016 for a gross sales price of $268 million. The sale does not represent a strategic shift in operations and, therefore, the results of its operations for the three and nine months ended September 30, 2016 and 2015 have been included in continuing operations in the condensed consolidated statement of operations. The Company expects to recognize a gain on the sale of this asset in the fourth quarter of 2016.
As of December 31, 2015, 100 North Point Center East, a 129,000 square foot office building in Atlanta, Georgia, that was included in the Company's Atlanta/Office operating segment, was held for sale. This transaction closed in the first quarter of 2016 for a gross sales price of $22.0 million. The Company recognized a gain on the sale of this asset of $14.2 million.
The Company sold 191 Peachtree Tower and 100 North Point Center East as part of its on-going investment strategy of recycling investment capital to fund investment activity.
The major components of the assets and liabilities held for sale at September 30, 2016 and December 31, 2015 were as follows (in thousands):

	September 30, 2016	December 31, 2015

Real estate and other assets held for sale
Operating properties, net of accumulated depreciation of $100,250 and $7,072 in 2016 and 2015, respectively	$171,543	$6,421
Restricted cash	1,405	—
Accounts receivable	1,460	210
Deferred rents receivable	17,606	496
Intangible and other assets, net of accumulated amortization of $19,420 and $128 in 2016 and 2015, respectively	11,721	119
	$203,735	$7,246
Liabilities of real estate assets held for sale
Note payable, net of unamortized deferred loan costs of $188 in 2016	$99,000	$—
Accounts payable and accrued expenses	5,196	140
Intangible liabilities, net of accumulated amortization of $794 in 2016	638	—
Other liabilities	1,301	1,207
	$106,135	$1,347
Following the Merger and Spin-Off, the Company sold Two Liberty Place, a 941,000 square foot office building in Philadelphia, Pennsylvania, that was acquired in the Merger, for a gross sales price of $219.0 million. This property was held in a consolidated joint venture in which the Company owned a 19% interest.

4. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES
The Company describes its investments in unconsolidated joint ventures in note 5 of notes to consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2015. The following table summarizes balance sheet data of the Company's unconsolidated joint ventures as of September 30, 2016 and December 31, 2015 (in thousands):

	Total Assets		Total Debt		Total Equity		Company’s Investment
SUMMARY OF FINANCIAL POSITION:	2016	2015	2016	2015	2016	2015	2016		2015
Terminus Office Holdings	$274,417	$277,444	$208,572	$211,216	$52,743	$56,369	$27,381		$29,110
EP I LLC	81,204	83,115	58,029	58,029	21,006	24,172	19,753		21,502
EP II LLC	68,179	70,704	44,736	40,910	22,136	24,331	17,892		19,118
Carolina Square Holdings LP	51,507	15,729	9,287	—	34,164	12,085	18,256		6,782
Charlotte Gateway Village, LLC	120,828	123,531	3,265	17,536	114,038	104,336	11,359		11,190
HICO Victory Center LP	13,798	13,532	—	—	13,793	13,229	9,419		9,138
DC Charlotte Plaza LLLP	15,168	—	—	—	15,164	—	8,188		—
CL Realty, L.L.C.	7,869	7,872	—	—	7,767	7,662	3,585		3,515
Temco Associates, LLC	5,324	5,284	—	—	5,196	5,133	1,100		977
Wildwood Associates	16,378	16,419	—	—	16,298	16,354	(1,125)	(1)	(1,122)	(1)
Crawford Long - CPI, LLC	28,449	29,143	73,193	74,286	(46,667)	(46,238)	(22,236)	(1)	(22,021)	(1)
AMCO 120 WT Holdings, LLC	8,288	—	—	—	7,941	—	—		—
Other	—	2,107	—	—	—	1,646	—		1,245
	$691,409	$644,880	$397,082	$401,977	$263,579	$219,079	$93,572		$79,434
(1) Negative balances are included in deferred income on the balance sheets.
The following table summarizes statement of operations information of the Company's unconsolidated joint ventures for the nine months ended September 30, 2016 and 2015 (in thousands):

	Total Revenues		Net Income (Loss)		Company's Share of Income (Loss)
SUMMARY OF OPERATIONS:	2016	2015	2016	2015	2016	2015
Terminus Office Holdings	$31,630	$30,144	$3,874	$1,923	$1,937	$962
EP I LLC	7,919	9,587	1,417	2,481	1,206	1,864
EP II LLC	3,605	536	(1,194)	(150)	(1,043)	(100)
Charlotte Gateway Village, LLC	26,245	25,311	11,077	9,438	1,447	883
HICO Victory Center LP	307	—	300	—	131	—
CL Realty, L.L.C.	327	674	105	346	70	178
DC Charlotte Plaza LLLP	47	—	45	—	24	—
Temco Associates, LLC	180	9,163	83	2,077	122	2,244
Wildwood Associates	—	—	(106)	(89)	(53)	(45)
Crawford Long - CPI, LLC	9,101	9,193	2,005	2,131	1,003	1,071
Other	—	—	—	(95)	300	31
	$79,361	$84,608	$17,606	$18,062	$5,144	$7,088
On March 29, 2016, a 50-50 joint venture, DC Charlotte Plaza LLLP, was formed between the Company and Dimensional Fund Advisors ("DFA") to develop DFA's 282,000 square foot regional headquarters building in Charlotte, North Carolina. Each partner contributed $6.6 million in pre-development costs upon formation of the venture. The Company will account for its investment in this joint venture under the equity method.

On August 26, 2016, the Company and affiliates of AMLI Residential (“AMLI”) formed AMCO 120 WT Holdings, LLC to develop a mixed-use property in Decatur, Georgia. The property is expected to contain approximately 30,000 square feet of office space, 10,000 square feet of retail space and 330 apartment units. Cousins holds a 20% interest in the joint venture, and AMLI holds an 80% interest. Initial contributions to the joint venture for the purchase of land were funded entirely by AMLI. Subsequent contributions will be funded in proportion to the members' percentage interests. The Company will account for its investment in this joint venture under the equity method.

In the Merger, the Company acquired a 74.6% interest in the US Airways Building, a 229,000 square foot office building in Tempe, Arizona. Because the building is owned as a tenancy-in-common, the Company expects to account for its interest in the building under the equity method. On October 20, 2016, the Company entered into an agreement to purchase the remaining 25.4% interest for $19.6 million at a date no later than February 28, 2017.
5. INTANGIBLE ASSETS
Intangible assets on the balance sheets as of September 30, 2016 and December 31, 2015 included the following (in thousands):

	September 30, 2016	December 31, 2015
In-place leases, net of accumulated amortization of $103,352 and $88,035 in 2016 and 2015, respectively	$95,101	$112,937
Above-market tenant leases, net of accumulated amortization of $7,327 and $15,423 in 2016 and 2015, respectively	6,288	8,031
Goodwill	3,626	3,647
	$105,015	$124,615

The following is a summary of goodwill activity for the nine months ended September 30, 2016 and 2015 (in thousands):

	Nine Months Ended September 30,
	2016	2015
Beginning balance	$3,647	$3,867
Allocated to property sales	(21)	(127)
Ending balance	$3,626	$3,740
6. OTHER ASSETS
Other assets on the balance sheets as of September 30, 2016 and December 31, 2015 included the following (in thousands):

	September 30, 2016	December 31, 2015
Furniture, fixtures and equipment, leasehold improvements, and other deferred costs, net of accumulated depreciation of $22,994 and $22,572 in 2016 and 2015, respectively	$10,784	$13,523
Lease inducements, net of accumulated amortization of $1,684 and $6,865 in 2016 and 2015, respectively	4,008	13,306
Prepaid expenses and other assets	5,759	4,408
Line of credit deferred financing costs, net of accumulated amortization of $2,033 and $1,380 in 2016 and 2015, respectively	2,320	2,972
Predevelopment costs and earnest money	79	1,780
	$22,950	$35,989
7. NOTES PAYABLE
The following table summarizes the Company's notes payable balance at September 30, 2016 and December 31, 2015 ($ in thousands):

	September 30, 2016	December 31, 2015
Notes payable	$792,866	$721,293
Less: deferred financing costs of mortgage debt, net of accumulated amortization of $1,867 and $2,008 in 2016 and 2015, respectively	(3,488)	(2,483)
	$789,378	$718,810
The following table details the terms and amounts of the Company’s outstanding notes payable at September 30, 2016 and December 31, 2015 ($ in thousands):

Description	Interest Rate	Maturity	September 30, 2016	December 31, 2015
Post Oak Central mortgage note	4.26%	2020	$179,170	$181,770
Fifth Third Center mortgage note	3.37%	2026	150,000	—
The American Cancer Society Center mortgage note	6.45%	2017	127,989	129,342
Colorado Tower mortgage note	3.45%	2026	120,000	—
Promenade mortgage note	4.27%	2022	106,068	108,203
191 Peachtree Tower mortgage note	3.35%	2018	99,188	100,000
816 Congress mortgage note	3.75%	2024	85,000	85,000
Meridian Mark Plaza mortgage note	6.00%	2020	24,639	24,978
Credit Facility, unsecured	1.63%	2019	—	92,000
			892,054	721,293
191 Peachtree Tower mortgage note classified as Held for Sale			(99,188)	—
			$792,866	$721,293
Other Debt Information
In September 2016, the Company entered into a $120.0 million non-recourse mortgage secured by Colorado Tower, a 373,000 square foot office building in Austin, Texas. The mortgage bears interest at a fixed annual rate of 3.45% and matures September 1, 2026. Also in September 2016, the Company entered into a $150.0 million non-recourse mortgage secured by Fifth Third Center, a 698,000 square foot office building in Charlotte, North Carolina. The mortgage bears interest at a fixed annual rate of 3.37% and matures October 1, 2026.
In October 2016, the Company sold 191 Peachtree Tower and repaid the 191 Peachtree Tower mortgage note in full. In connection with the repayment, the Company paid a $3.7 million prepayment penalty.
In connection with the Spin-Off, the Company distributed the Post Oak Central mortgage note to New Parkway on October 7, 2016.
Fair Value
At September 30, 2016 and December 31, 2015, the aggregate estimated fair values of the Company's notes payable were $915.0 million and $738.1 million, respectively, calculated by discounting the debt's remaining contractual cash flows at estimated rates at which similar loans could have been obtained at those respective dates. The estimate of the current market rate, which is the most significant input in the discounted cash flow calculation, is intended to replicate debt of similar maturity and loan-to-value relationship. These fair value calculations are considered to be Level 2 under the guidelines as set forth in ASC 820, "Fair Value Measurement," as the Company utilizes market rates for similar type loans from third-party brokers.
Other Information
For the three and nine months ended September 30, 2016 and 2015, interest expense was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Total interest incurred	$8,939	$8,696	$25,445	$25,959
Interest capitalized	(1,229)	(1,023)	(2,988)	(2,740)
Total interest expense	$7,710	$7,673	$22,457	$23,219
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
8. COMMITMENTS AND CONTINGENCIES

Commitments
At September 30, 2016, the Company had outstanding letters of credit and performance bonds totaling $1.9 million. As a lessor, the Company had $79.0 million in future obligations under leases to fund tenant improvements as of September 30, 2016.

As a lessee, the Company had future obligations under ground and other operating leases of $143.6 million as of September 30, 2016.
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
9.    STOCKHOLDERS' EQUITY
In 2015, the Board of Directors of the Company authorized the repurchase of up to $100 million of its outstanding common shares. The plan expires on September 8, 2017. The repurchases may be executed in the open market, through private negotiations, or in other transactions permitted under applicable law. The timing, manner, price, and amount of any repurchases will be determined by the Company in its discretion and will be subject to economic and market conditions, stock price, applicable legal requirements, and other factors. In March 2016, the program was suspended due to the announcement of the merger with Parkway.
Prior to suspension, the Company repurchased 6.8 million shares of its common stock for a total cost of $61.5 million, including broker commissions, under this plan. The share repurchases were funded from cash on hand, borrowings under the Company's Credit Facility, and proceeds from the sale of assets. The repurchased shares were recorded as treasury shares on the condensed consolidated balance sheets.
10. STOCK-BASED COMPENSATION
The Company has several types of stock-based compensation - stock options, restricted stock, and restricted stock units (“RSUs”) - which are described in note 12 of notes to consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2015. The expense related to a portion of the stock-based compensation awards is fixed. The expense related to other stock-based compensation awards fluctuates from period to period dependent, in part, on the Company's stock price and stock performance relative to its peers. The Company recorded stock-based compensation expense, net of forfeitures, of $141,000 and a reversal of expense of $683,000 for the three months ended September 30, 2016 and 2015, respectively. For the nine months ended September 30, 2016 and 2015, the Company recorded stock-based compensation expense of $4.8 million and $1.2 million, respectively.
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
In addition, in the second quarter of 2016, the Company issued 72,771 shares of common stock at fair value to members of its board of directors in lieu of fees, and recorded $765,000 in general and administrative expense related to these issuances.

In connection with the Spin-Off, the Company modified its stock-based compensation arrangements in order to preserve the value of outstanding equity awards immediately before and immediately following the Spin-Off. As a result, restricted stock, stock options, and restricted stock units were modified as follows:

•	Restricted Stock--the Company converted 377,610 restricted stock outstanding immediately prior to the Spin-Off to 498,325 restricted stock.
Restricted Stock Units--the Company converted 981,612 shares of restricted stock units outstanding immediately prior to the Spin-Off to 1,295,417 shares of restricted stock units.

•
Stock Options--the Company converted 1,730,981 stock options at a weighted average exercise price of $21.99 immediately prior to the Spin-Off to 2,284,346 stock options at a weighted average exercise price of $16.66.

In addition, in connection with the Merger and Spin-Off, the Company effectively issued 672,375 stock options to certain former employees of Parkway at an exercise price of $7.82 per option.
11. EARNINGS PER SHARE
Net income per share-basic is calculated as net income available to common stockholders divided by the weighted average number of common shares outstanding during the period, including nonvested restricted stock which has nonforfeitable dividend rights. Net income per share-diluted is calculated as net income available to common stockholders divided by the diluted weighted average number of common shares outstanding during the period. Diluted weighted average number of common shares uses the same weighted average share number as in the basic calculation and adds the potential dilution, if any, that would occur if stock options (or any other contracts to issue common stock) were exercised and resulted in additional common shares outstanding, calculated using the treasury stock method. Weighted average shares-basic and diluted for the three and nine months ended September 30, 2016 and 2015, respectively, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Weighted average shares — basic	210,170	216,261	210,400	216,485
Dilutive potential common shares — stock options	156	113	128	140
Weighted average shares — diluted	210,326	216,374	210,528	216,625
Weighted average anti-dilutive stock options	1,103	1,553	1,110	1,553
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

12. REPORTABLE SEGMENTS
The Company's segments are based on the Company's method of internal reporting which classifies operations by property type and geographical area. The segments by property type are: Office, Mixed Use, and Other. The segments by geographical region are: Houston, Atlanta, Austin, Charlotte, and Other. These reportable segments represent an aggregation of operating segments reported to the Chief Operating Decision Maker based on similar economic characteristics that include the type of property and the geographical location. Prior period information has been revised to reflect the change in segment reporting as described in the Annual Report on Form 10-K for the year ended December 31, 2015. Each segment includes both consolidated operations and the Company's share of joint venture operations.
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

Segment net income, amount of capital expenditures, and total assets are not presented in the following tables because management does not utilize these measures when analyzing its segments or when making resource allocation decisions. In the third quarter of 2016, the Company revised its disclosure to add the previously omitted revenues by segment for all periods presented. Information on the Company's segments along with a reconciliation of NOI to net income available to common stockholders is as follows (in thousands):

Three Months Ended September 30, 2016	Office	Mixed-Use	Other	Total
Net Operating Income:
Houston	$26,408	$—	$—	$26,408
Atlanta	22,593	1,753	—	24,346
Austin	6,023	—	—	6,023
Charlotte	4,905	—	—	4,905
Other	(56)	—	(5)	(61)
Total Net Operating Income	$59,873	$1,753	$(5)	$61,621

Three Months Ended September 30, 2015	Office	Mixed-Use	Other	Total
Net Operating Income:
Houston	$26,039	$—	$—	$26,039
Atlanta	21,255	1,492	—	22,747
Austin	4,424	—	—	4,424
Charlotte	4,072	—	—	4,072
Other	3,539	—	(5)	3,534
Total Net Operating Income	$59,329	$1,492	$(5)	$60,816

Nine Months Ended September 30, 2016	Office	Mixed-Use	Other	Total
Net Operating Income:
Houston	$76,851	$—	$—	$76,851
Atlanta	66,763	5,101	—	71,864
Austin	16,978	—	—	16,978
Charlotte	14,485	—	—	14,485
Other	(35)	—	(1)	(36)
Total Net Operating Income	$175,042	$5,101	$(1)	$180,142

Nine Months Ended September 30, 2015	Office	Mixed-Use	Other	Total
Net Operating Income:
Houston	$76,549	$—	$—	$76,549
Atlanta	64,725	4,343	—	69,068
Austin	10,524	—	—	10,524
Charlotte	12,026	—	—	12,026
Other	11,508	—	(32)	11,476
Total Net Operating Income	$175,332	$4,343	$(32)	$179,643
The following reconciles Net Operating Income to Net Income for each of the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net Operating Income	$61,621	$60,816	$180,142	$179,643
Net operating income from unconsolidated joint ventures	(6,760)	(6,131)	(20,361)	(18,103)
Net operating loss from discontinued operations	—	—	—	14
Fee income	1,945	1,686	5,968	5,206
Other income	153	444	858	593
Reimbursed expenses	(795)	(686)	(2,463)	(2,514)
General and administrative expenses	(4,368)	(2,976)	(17,301)	(12,405)
Interest expense	(7,710)	(7,673)	(22,457)	(23,219)
Depreciation and amortization	(31,843)	(32,538)	(96,192)	(103,564)
Acquisition and merger costs	(1,940)	(19)	(4,383)	(104)
Other expenses	(173)	(170)	(681)	(970)
Income from unconsolidated joint ventures	1,527	3,716	5,144	7,088
Gain on sale of investment properties	—	37,145	13,944	37,674
Income (loss) from discontinued operations	—	6	—	(565)
Net Income	$11,657	$53,620	$42,218	$68,774
Revenues by reportable segment, including a reconciliation to total revenues on the condensed consolidated statements of operations for three and nine months ended September 30, 2016 and 2015 are as follows (in thousands):

Three Months Ended September 30, 2016	Office	Mixed-Use	Other	Total
Revenues:
Houston	$46,046	$—	$—	$46,046
Atlanta	36,693	3,197	—	39,890
Austin	10,469	—	—	10,469
Charlotte	6,799	—	—	6,799
Other	(57)	—	2,098	2,041
Total segment revenues	99,950	3,197	2,098	105,245
Less Company's share of rental property revenues from unconsolidated joint ventures	(7,329)	(3,197)	—	(10,526)
Total revenues	$92,621	$—	$2,098	$94,719

Three Months Ended September 30, 2015	Office	Mixed-Use	Other	Total
Revenues:
Houston	$45,117	$—	$—	$45,117
Atlanta	40,898	2,657	—	43,555
Austin	7,505	—	—	7,505
Charlotte	5,704	—	—	5,704
Other	3,875	—	2,130	6,005
Total segment revenues	103,099	2,657	2,130	107,886
Less Company's share of rental property revenues from unconsolidated joint ventures	(7,083)	(2,657)	—	(9,740)
Total revenues	$96,016	$—	$2,130	$98,146

Nine Months Ended September 30, 2016	Office	Mixed-Use	Other	Total
Revenues:
Houston	$133,450	$—	$—	$133,450
Atlanta	110,915	9,200	—	120,115
Austin	29,825	—	—	29,825
Charlotte	19,533	—	—	19,533
Other	(54)	—	6,826	6,772
Total segment revenues	293,669	9,200	6,826	309,695
Less Company's share of rental property revenues from unconsolidated joint ventures	(21,837)	(9,200)	—	(31,037)
Total revenues	$271,832	$—	$6,826	$278,658

Nine Months Ended September 30, 2015	Office	Mixed-Use	Other	Total
Revenues:
Houston	$133,326	$—	$—	$133,326
Atlanta	119,694	7,201	—	126,895
Austin	18,744	—	—	18,744
Charlotte	17,027	—	—	17,027
Other	13,988	—	5,799	19,787
Total segment revenues	302,779	7,201	5,799	315,779
Less Company's share of rental property revenues from unconsolidated joint ventures	(20,553)	(7,201)	—	(27,754)
Total revenues	$282,226	$—	$5,799	$288,025

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview:
Cousins Properties Incorporated ("Cousins") (and collectively, with its subsidiaries, the "Company," "we," "our," or "us") is a self-administered and self-managed real estate investment trust, or REIT. Our core focus is on the acquisition, development, leasing, management, and ownership of Class-A office assets and opportunistic mixed-use properties in Sunbelt markets with a focus on Georgia, Texas, and North Carolina. As of September 30, 2016, our portfolio of real estate assets consisted of interests in 15 operating office properties containing 14.6 million square feet of space, two operating mixed-use properties containing 786,000 square feet of space, and five projects (four office and one mixed-use) under active development. We have a comprehensive strategy in place based on a simple platform, trophy assets and opportunist investments. This streamlined approach enables us to maintain a targeted, asset specific approach to investing where we seek to leverage our development skills, relationships, market knowledge, and operational expertise. We intend to generate returns and create value for stockholders through the continued lease up of our portfolio, through the execution of our development pipeline, and through opportunistic investments in office and mixed-use projects within our core markets.
We leased or renewed 970,707 square feet of office space during the third quarter of 2016. The weighted average net effective rent of these leases, representing base rent less operating expense reimbursements and leasing costs, was $17.33 per square foot. For those leases that were previously occupied within the past year, net effective rent increased 27.9%. Same property net operating income increased by 3.6% between the three months ended September 30, 2016 and 2015.
On October 6, 2016, we completed a merger with Parkway Properties, Inc. (“Parkway”) and on October 7, 2016, we completed a spin-off of the operations of the combined companies' Houston operations into a separate public company. In addition to increased scale and enhanced portfolio diversity, we believe that these transactions will enhance our flexibility to meet customer space needs and allow us to attract and retain quality local market talent that, over time, will drive customer retention and occupancy.  In addition, by creating two independent public real estate companies with differentiated assets and strategies, we believe that investors will realize greater transparency into the assets and operations of each company.
Results of Operations
The following is based on our condensed consolidated statements of operations for the three and nine months ended September 30, 2016 and 2015:
Net Operating Income
The following table summarizes rental property revenues, rental property operating expenses and net operating income ("NOI") for each of the periods presented, including our same property portfolio. Our same property portfolio is comprised of office properties that have been fully operational in each of the comparable reporting periods. A fully operational property is one that has achieved 90% economic occupancy for each of the periods presented or has been substantially complete and owned by us for each of the periods presented. Same property amounts for the 2016 versus 2015 comparison are from properties that have been owned since January 1, 2015 through the end of the current reporting period, excluding dispositions. This information is presented for consolidated properties only and does not include net operating income from our unconsolidated joint ventures.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Rental Property Revenues
Same Property	$69,817	$70,198	$(381)	(0.5)%	$138,442	$137,280	$1,162	0.8%
Non-Same Property	22,804	25,818	(3,014)	(11.7)%	133,390	144,946	(11,556)	(8.0)%
Total Rental Property Revenues	$92,621	$96,016	$(3,395)	(3.5)%	$271,832	$282,226	$(10,394)	(3.7)%

Rental Property Operating Expenses
Same Property	$30,396	$30,849	$(453)	(1.5)%	$58,762	$59,337	$(575)	(1.0)%
Non-Same Property	7,364	10,482	(3,118)	(29.7)%	53,289	61,335	(8,046)	(13.1)%
Total Rental Property Operating Expenses	$37,760	$41,331	$(3,571)	(8.6)%	$112,051	$120,672	$(8,621)	(7.1)%

Net Operating Income
Same Property NOI	$39,421	$39,349	$72	0.2%	$79,680	$77,943	$1,737	2.2%
Non-Same Property NOI	15,440	15,336	104	0.7%	80,101	83,611	(3,510)	(4.2)%
Total NOI	$54,861	$54,685	$176	0.3%	$159,781	$161,554	$(1,773)	(1.1)%
Same property NOI increased between the nine months ended September 30, 2016 and 2015 periods primarily due to increased occupancy rates at 816 Congress and a decrease in real estate taxes between the periods. Non-same property revenues and expenses decreased between the three and nine months ended September 30, 2016 and 2015 periods due to the sales of 2100 Ross, The Points at Waterview, and the North Point Center East buildings.
General and Administrative Expenses
General and administrative expenses increased $1.4 million (47%) and $4.9 million (39%) between the 2016 and 2015 three and nine month periods, respectively. These increases are primarily driven by increases in long-term incentive compensation expense and bonus expense. Long-term incentive compensation expense increased $823,000 and $3.6 million in the 2016 and 2015 three and nine, periods, respectively, due to fluctuations in our common stock price relative to our office peers included in the SNL US Office REIT Index. Bonus expense increased by $697,000 and $900,000 in the 2016 and 2015 three and nine month periods, respectively, due to increases in performance measures on which bonuses are based.
Interest Expense
Interest expense, net of amounts capitalized, decreased $762,000 (3%) between the 2016 and 2015 nine month periods primarily driven by a decline in average borrowings under the Credit Facility, the repayment of The Points at Waterview mortgage loan in October 2015, and an increase in interest capitalized to projects under development. These decreases were partially offset by increases from the Fifth Third Center and Colorado Tower mortgage notes that closed in September 2016.
Depreciation and Amortization
Depreciation and amortization decreased $7.4 million (7%) between the 2016 and 2015 nine month periods primarily driven by the sales of 2100 Ross, The Points at Waterview, and three North Point Center East buildings in the second half of 2015, and the sale of 100 North Point Center East in the first quarter 2016.
Acquisition and Merger Costs
Acquisition and merger costs increased $1.9 million and $4.4 million in the 2016 and 2015 three and nine month periods, respectively, due to costs related to the merger with Parkway that closed in October 2016. The Company expects to incur additional merger-related costs in the fourth quarter of 2016, including all costs that were contingent upon the closing of the transactions.
Income from Unconsolidated Joint Ventures
Income from unconsolidated joint ventures consisted of the following during the three and nine month periods as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	$ Change	2016	2015	$ Change
Net operating income	$6,760	$6,131	$629	$20,361	$18,103	$2,258
Land sales less cost of sales	—	2,038	(2,038)	—	2,280	(2,280)
Other income, net	72	283	(211)	612	605	7
Depreciation and amortization	(3,267)	(2,891)	(376)	(9,758)	(8,406)	(1,352)
Interest expense	(2,038)	(1,845)	(193)	(6,071)	(5,494)	(577)
Income from unconsolidated joint ventures	$1,527	$3,716	$(2,189)	$5,144	$7,088	$(1,944)
Net operating income from unconsolidated joint ventures increased $629,000 and $2.3 million between the 2016 and 2015 three and nine periods, respectively, primarily due to increased occupancy at Terminus and increased parking revenue at Gateway Village. Land sales less cost of sales decreased $2.0 million in each of the 2016 and 2015 three and nine month periods from land sales at Temco Associates, LLC in the third quarter 2015. The increase in depreciation and amortization is due to the commencement of operations at Emory Point II during the third quarter of 2015.
Gain on Sale of Investment Properties
We sold no properties in the three months ended September 30, 2016, and sold 2100 Ross in the three months ended September 30, 2015, accounting for the gain in that period and in the nine month 2015 period. Gain on sale of investment properties in the nine months ended September 30, 2016 relates to the sale of 100 North Point Center East earlier in 2016.
Discontinued Operations
In April 2014, the Financial Accounting Standards Board issued new guidance on discontinued operations. Under the new guidance, only assets held for sale and disposals representing a major strategic shift in operations will be presented as discontinued operations. We adopted this new standard in the second quarter of 2014. Therefore, the properties sold subsequently are not reflected as discontinued operations in our condensed consolidated statements of operations. We expect that the Spin-Off (defined below) resulting from the transactions with Parkway will result in discontinued operations in the fourth quarter of 2016.
Funds From Operations
The table below shows Funds from Operations (“FFO”) and the related reconciliation to net income. We calculate FFO in accordance with the National Association of Real Estate Investment Trusts’ (“NAREIT”) definition, which is net income available to common stockholders (computed in accordance with GAAP), excluding extraordinary items, cumulative effect of change in accounting principle and gains on sale or impairment losses on depreciable property, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures to reflect FFO on the same basis.
FFO is used by industry analysts and investors as a supplemental measure of a REIT’s operating performance. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry investors and analysts have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. Thus, NAREIT created FFO as a supplemental measure of REIT operating performance that excludes historical cost depreciation, among other items, from GAAP net income. The use of FFO, combined with the required primary GAAP presentations, has been fundamentally beneficial, improving the understanding of operating results of REITs among the investing public and making comparisons of REIT operating results more meaningful. Company management evaluates operating performance in part based on FFO. Additionally, we use FFO, along with other measures, to assess performance in connection with evaluating and granting incentive compensation to its officers and other key employees. The reconciliation of net income to FFO is as follows for the three and nine months ended September 30, 2016 and 2015 (in thousands, except per share information):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net Income	$11,657	$53,620	$42,218	$68,774
Depreciation and amortization of real estate assets:
Consolidated properties	31,514	32,123	95,152	102,353
Share of unconsolidated joint ventures	3,268	2,891	9,758	8,406
(Gain) loss on sale of depreciated properties:
Consolidated properties	—	(36,167)	(13,944)	(35,893)
Funds From Operations	$46,439	$52,467	$133,184	$143,640
Per Common Share — Basic and Diluted:
Net Income	$0.06	$0.25	$0.20	$0.32
Funds From Operations	$0.22	$0.24	$0.63	$0.66
Weighted Average Shares — Basic	210,170	216,261	210,400	216,485
Weighted Average Shares — Diluted	210,326	216,374	210,528	216,625

Net Operating Income

Company management evaluates the performance of its property portfolio in part based on net operating income (“NOI”). NOI represents rental property revenues less rental property operating expenses. NOI is not a measure of cash flows or operating results as measured by GAAP, is not indicative of cash available to fund cash needs and should not be considered an alternative to cash flows as a measure of liquidity. All companies may not calculate NOI in the same manner. The Company considers NOI to be an appropriate supplemental measure to net income as it helps both management and investors understand the core operations of the Company's operating assets. NOI excludes corporate general and administrative expenses, interest expense, depreciation and amortization, impairments, gains/loss on sales of real estate, and other non-operating items.

The following reconciles NOI to Net Income each of the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net Operating Income	$54,861	$54,685	$159,781	$161,554
Fee income	1,945	1,686	5,968	5,206
Other income	153	444	858	593
Reimbursed expenses	(795)	(686)	(2,463)	(2,514)
General and administrative expenses	(4,368)	(2,976)	(17,301)	(12,405)
Interest expense	(7,710)	(7,673)	(22,457)	(23,219)
Depreciation and amortization	(31,843)	(32,538)	(96,192)	(103,564)
Acquisition and merger costs	(1,940)	(19)	(4,383)	(104)
Other expenses	(173)	(170)	(681)	(970)
Income from unconsolidated joint ventures	1,527	3,716	5,144	7,088
Gain on sale of investment properties	—	37,145	13,944	37,674
Income (loss) from discontinued operations	—	6	—	(565)
Net Income	$11,657	$53,620	$42,218	$68,774

Liquidity and Capital Resources
Our primary short-term and long-term liquidity needs include the following:

•	property acquisitions;

•	expenditures on development projects;

•	building improvements, tenant improvements, and leasing costs;

•	principal and interest payments on indebtedness;

•	repurchase of our common stock; and

•	common stock dividends.
We may satisfy these needs with one or more of the following:

•	net cash from operations;

•	sales of assets;

•	borrowings under our Credit Facility;

•	proceeds from mortgage notes payable;

•	proceeds from construction loans;

•	proceeds from unsecured term loans;

•	proceeds from offerings of debt or equity securities; and

•	joint venture formations.

As of September 30, 2016, we had no amounts drawn on our Credit Facility. We had $1.0 million drawn under our letters of credit, and the ability to borrow $499.0 million under our Credit Facility.
In September 2016, we entered into a $120.0 million non-recourse mortgage secured by Colorado Tower, a 373,000 square foot office building in Austin, Texas. The mortgage bears interest at a fixed annual rate of 3.45% and matures September 1, 2026. Also in September 2016, we entered into a $150.0 million non-recourse mortgage secured by Fifth Third Center, a 698,000 square foot office building in Charlotte, North Carolina. The mortgage bears interest at a fixed annual rate of 3.37% and matures October 1, 2026.
In October 2016, we sold 191 Peachtree Tower and repaid the 191 Peachtree Tower mortgage note in full. In connection with the repayment, we paid a $3.7 million prepayment penalty.
In the first quarter of 2016, we commenced development of an office project and continued development on two other projects. We commenced development of two office projects in the third quarter of 2016.
In the first quarter of 2016, we repurchased 1.6 million shares of common stock under our stock repurchase program for an aggregate total price of $13.7 million, and there were no repurchases of common stock in the second or third quarters 2016. The repurchase program was suspended in March 2016 due to the merger with Parkway. The repurchased shares are recorded as treasury shares on the condensed consolidated balance sheets. We funded these activities with cash from operations, proceeds from asset sales and borrowings under our Credit Facility.
In connection with the transactions with Parkway (see below), we assumed ten consolidated mortgages with an aggregate stated principal balance of $542.0 million and an average stated interest rate of 5.24% as of October 6, 2016.
As of October 31, 2016, we had $200 million outstanding under our Credit Facility.

Transactions with Parkway Properties, Inc.

On October 6, 2016, pursuant to the Agreement and Plan of Merger, dated April 28, 2016, (as amended or supplemented from time to time, the “Merger Agreement”), by and among Cousins, Parkway Properties, Inc. ("Parkway") and subsidiaries of Cousins and Parkway, Parkway merged with and into a subsidiary of the Company (the "Merger"), with this subsidiary continuing as the surviving corporation of the Merger. In accordance with the terms and conditions of the Merger Agreement, each outstanding share of Parkway common stock and each outstanding share of Parkway limited voting stock was converted into 1.63 shares of Cousins common stock or limited voting preferred stock, respectively. In the Merger, former Parkway common stockholders received approximately 183 million shares of Cousins common stock and Parkway limited voting stockholders received approximately 7 million shares of Cousins limited voting preferred stock.

On October 7, 2016, pursuant to the Merger Agreement and the Separation, Distribution and Transition Services Agreement, dated as of October 5, 2016 (the "Separation Agreement"), by and among Cousins, Parkway, New Parkway (as defined below) and certain other parties thereto, Cousins distributed pro rata to its common and limited voting preferred stockholders, including legacy Parkway common and limited voting stockholders, all of the outstanding shares of common and limited voting stock, respectively, of Parkway, Inc. ("New Parkway"), a newly-formed entity that contains the combined businesses relating to the ownership of real properties in Houston, Texas (the "Spin-Off"). In the Spin-Off, Cousins distributed one share of New Parkway common or limited voting stock for every eight shares of common or limited voting preferred stock of Cousins held of record as of the close of business on October 6, 2016. As a result of the Spin-Off, New Parkway is now an independent public company and its common stock is listed under the symbol "PKY" on the New York Stock Exchange.

In connection with the Merger and Spin-Off, Cousins Properties LP, a Delaware limited partnership ("CPLP"), was formed. As a result of a series of transactions undertaken pursuant to the Separation Agreement (the "Reorganization"), occurring after the Merger but prior to the Spin-Off, substantially all of Parkway's and the Company's assets and liabilities not pertaining to the ownership of real properties in Houston, Texas, were contributed to CPLP. As a result of the Merger and Spin-Off, substantially all of the Company's post-Merger, post-Spin-Off activities will be conducted through CPLP.

Approximately 98% of the partnership units of CPLP are owned by the Company, and approximately 2% are owned by legacy outside unit holders of Parkway LP (the "Outside Unit Holders"). Ownership of partnership units in CPLP will generally entitle the holder to share in cash distributions from, and in the profits and losses of, CPLP in proportion to such holder's percentage ownership. The Company acts as the general partner in CPLP and has the exclusive right and full authority and responsibility to manage and operate CPLP's business. Limited partners generally do not have any right to participate in or exercise control or management power over the business and affairs of CPLP. Limited partners may redeem partnership units for cash, or at the Company's election, shares of Cousins' common stock on a one-for-one basis, at any time beginning twelve months following the date of the initial issuance of the partnership units, except for partnership units issued in connection with the Reorganization, which may be redeemed at any time. The Company will consolidate the accounts and operations of CPLP in its financial statements.

The Company will account for the Merger as a business combination with the Company as the accounting acquirer. The total value of the transaction is based on the closing stock price of the Company's common stock on October 5, 2016, the day immediately prior to the closing of the Merger, of $10.19 per share. Based on the shares issued in the transaction and on the units of CPLP effectively issued to the Outside Unit Holders in the transaction, the total value of the assets and liabilities assumed in the Merger is estimated to be $1.9 billion. Due to the limited time since the Merger, the initial accounting for this transaction is incomplete and, as such, the Company is unable to provide purchase price allocation and other disclosures associated with the Merger and Spin-Off. During the three and nine months ended September 30, 2016, the Company incurred $1.9 million and $4.4 million, respectively, in merger-related expenses.

Contractual Obligations and Commitments
The following table sets forth information as of September 30, 2016 with respect to our outstanding contractual obligations and commitments (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 years
Contractual Obligations:
Company debt:
Unsecured Credit Facility	$—	$—	$—	$—	$—
Mortgage notes payable	892,054	141,007	123,990	212,919	414,138
Interest commitments (1)	183,844	37,432	53,669	40,072	52,671
Ground leases	143,438	1,651	3,310	3,320	135,157
Other operating leases	119	40	79	—	—
Total contractual obligations	$1,219,455	$180,130	$181,048	$256,311	$601,966
Commitments:
Unfunded tenant improvements and other	$79,045	$62,887	$5,158	$11,000	$—
Letters of credit	1,000	1,000	—	—	—
Performance bonds	945	945	—	—	—
Total commitments	$80,990	$64,832	$5,158	$11,000	$—

(1)	Interest on variable rate obligations is based on rates effective as of September 30, 2016.
In October 2016, we repaid the 191 Peachtree mortgage note in the amount of $99.2 million which was scheduled to mature in 2018.
In connection with the Spin-Off, the Company distributed the Post Oak Central mortgage note to New Parkway on October 7, 2016.

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
Our business model is dependent upon raising or recycling capital to meet obligations and to fund development and acquisition activity. If one or more sources of capital are not available when required, we may be forced to reduce the number of projects we acquire or develop and/or raise capital on potentially unfavorable terms, or we may be unable to raise capital, which could have an adverse effect on our financial position or results of operations.
Cash Flows Summary
We report and analyze our cash flows based on operating activities, investing activities and financing activities. The following table sets forth the changes in cash flows (in thousands):

	Nine Months Ended September 30,
	2016	2015	Change
Net cash provided by operating activities	$119,251	$103,040	$16,211
Net cash used in investing activities	(131,403)	(14,612)	(116,791)
Net cash provided by (used in) financing activities	107,390	(83,097)	190,487
The reasons for significant increases and decreases in cash flows between the periods are as follows:
Cash Flows from Operating Activities. Cash flows from operating activities increased $16.2 million between the 2016 and 2015 nine month periods due to a decrease in lease inducements extended to tenants and lower software development costs.
Cash Flows from Investing Activities. Cash flows from investing activities decreased $116.8 million between the 2016 and 2015 nine month periods primarily due to a decrease in proceeds from asset sales and an increase in contributions to unconsolidated joint ventures. These decreases were offset by lower property acquisition, development and tenant asset expenditures between the periods.
Cash Flows from Financing Activities. Cash flows from financing activities increased $190.5 million between the 2016 and 2015 nine month periods, primarily due to the closing of the mortgage notes payable on Fifth Third Center and Colorado Tower in the third quarter 2016, partially offset by an increase in net repayments under the Credit Facility.
Capital Expenditures. We incur costs related to our real estate assets that include acquisition of properties, development of new properties, redevelopment of existing or newly purchased properties, leasing costs for new or replacement tenants, and ongoing property repairs and maintenance.
Capital expenditures for assets we develop or acquire and then hold and operate are included in the property acquisition, development, and tenant asset expenditures line item within investing activities on the condensed consolidated statements of cash flows. Amounts accrued are removed from the table below (accrued capital adjustment) to show the components of these costs on a cash basis. Components of costs included in this line item for the nine months ended September 30, 2016 and 2015 are as follows (in thousands):

	Nine Months Ended September 30,
	2016	2015
Development	$69,899	$53,781
Operating — building improvements	2,063	65,801
Operating — leasing costs	53,425	17,539
Capitalized interest	2,988	2,740
Capitalized personnel costs	5,366	5,945
Change in accrued capital expenditures	(11,384)	5,578
Total property acquisition and development expenditures	$122,357	$151,384
Capital expenditures decreased in 2016 mainly due to decreased building improvement costs over the prior year. This decrease was offset by an increase in development expenditures and tenant leasing costs. Tenant improvements and leasing costs, as well as related capitalized personnel costs, are a function of the number and size of newly executed leases or renewals of existing leases. The amounts of tenant improvement and leasing costs for our office portfolio on a per square foot basis were as follows:

Nine Months Ended September 30, 2016
New leases	$4.39
Renewal leases	$4.07
Expansion leases	$6.48
The amounts of tenant improvement and leasing costs on a per square foot basis vary by lease and by market. Given the level of expected leasing and renewal activity, management expects tenant improvements and leasing costs per square foot in future periods to remain consistent with those experienced in the first nine months of 2016.
Dividends. We paid common dividends of $50.5 million and $52.0 million in the 2016 and 2015 nine month periods, respectively. We funded the dividends with cash provided by operating activities. We expect to fund our future quarterly distributions to common stockholders with cash provided by operating activities, proceeds from investment property sales, distributions from unconsolidated joint ventures, and indebtedness, if necessary.
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
Off Balance Sheet Arrangements
General. We have a number of off balance sheet joint ventures with varying structures, as described in note 5 of our 2015 Annual Report on Form 10-K and note 4 of this Form 10-Q. The joint ventures in which we have an interest are involved in the ownership, acquisition, and/or development of real estate. A venture will fund capital requirements or operational needs with cash from operations or financing proceeds, if possible. If additional capital is deemed necessary, a venture may request a contribution from the partners, and we will evaluate such request.
Debt. At September 30, 2016, our unconsolidated joint ventures had aggregate outstanding indebtedness to third parties of $397.1 million. These loans are generally mortgage or construction loans, most of which are non-recourse to us except as described in the paragraph below. In addition, in certain instances, we provide “non-recourse carve-out guarantees” on these non-recourse loans. Certain of these loans have variable interest rates, which creates exposure to the ventures in the form of market risk from interest rate changes.
We guarantee repayment of up to $8.6 million of the EP II construction loan, which has a total capacity of $46.0 million. At September 30, 2016, we guaranteed $3.4 million, based on amounts outstanding under this loan as of that date. This guarantee may be reduced and/or eliminated based on the achievement of certain criteria. We also guarantee 12.5% of the loan amount related to the Carolina Square construction loan, which has a lending capacity of $79.8 million, and an outstanding balance of $9.3 million as of September 30, 2016. At September 30, 2016, we guaranteed $1.2 million of the amount outstanding.
Critical Accounting Policies

There have been no material changes in the critical accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes in the market risk associated with our notes payable at September 30, 2016 compared to that as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

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
Item 1A. Risk Factors

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

As a result of the merger and spin-off with Parkway Properties, Inc. (the "Transactions"), the composition of the Board of Directors has changed.

Concurrent with the closing of the Transaction, the Board of Directors changed and currently consists of nine members, five of which served on the Company's Board of Directors and four of which served on Parkway's Board of Directors. One of the four directors who formerly served on Parkway's board of directors was selected by TPG Pantera VI ("TPG") and TPG management (collectively with TPG, the "TPG Entities"), pursuant to the Company Stockholders Agreement (as defined below).

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

Pursuant to the terms of the Company Stockholders Agreement, for so long as TPG beneficially owns at least 5% of our common stock on an as-converted basis, TPG will have the right to nominate one director to the Company's Board of Directors. In addition, for so long as TPG beneficially owns at least 5% of our common stock on an as-converted basis, TPG will have the right to have their nominee to the Company's Board of Directors appointed to the Investment and the Compensation Committees of the Company's Board of Directors.

The Company Stockholders Agreement provides that we shall file, within thirty days of the closing of the Transactions, a registration statement registering for sale all of the registrable securities held by TPG. The Company Stockholders Agreement also provides TPG with customary registration rights following the closing of the Merger and the Spin-Off, subject to the terms and conditions of the Company Stockholders Agreement.

In addition, in connection with the Merger Agreement, the Company's Board of Directors granted to the TPG Entities an exemption from the ownership limit included in our articles of incorporation, establishing for the TPG Entities an aggregate substitute in lieu of the ownership limit to permit them to constructively and beneficially own (without duplication) (i) during the term of the standstill provided by the Company Stockholders Agreement, up to 15% of our outstanding voting securities, subject to the terms and conditions of the Company Stockholders Agreement, and (ii) following the term of the standstill provided by the Company Stockholders Agreement, shares of our common stock held by the TPG Entities at the expiration of the standstill, subject to the terms, conditions, limitations, reductions and terminations set forth in an investor representation letter entered into with the TPG Parties.

The interests of the TPG Entities could conflict with or differ from your interests as a holder of our common stock. For example, the level of ownership and board rights held by TPG could delay, defer or prevent a change of control or impede a merger, takeover or other business combination that our common stockholders may otherwise view favorably. In addition, a sale of a substantial number of shares of stock in the future by the TPG Entities could cause a decline in our stock price.

Our future results will suffer if we do not effectively manage our expanded portfolio of properties following the Merger and Spin-Off and any failure by us to effectively manage our portfolio could have a material and adverse effect on our business and our ability to make distributions to shareholders, as required for us to continue to qualify as a REIT.

As a result of the Merger and Spin-Off, the size of our business has increased. Our future success depends, in part, upon our ability to manage this expanded business, which will pose challenges for management, including challenges related to acting as landlord to a larger portfolio of properties and associated increased costs and complexity. Additionally, as a result of the Merger and Spin-Off, we have entered new markets, including Orlando, Tampa and Phoenix. We may face challenges in adapting our business to different market conditions in such new markets. There can be no assurances that we will be successful.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
We did not make any sales of unregistered securities during the third quarter of 2016.
We purchased the following common shares during the third quarter of 2016:

	Total Number of Shares Purchased*	Average Price Paid per Share*
July 1 - 31	—	$—
August 1 - 31	—	$—
September 1 - 30	474	$10.88
	474	$—
*Activity for the third quarter of 2016 related to the remittances of shares for income taxes in association with option exercises and restricted stock vestings. For information on our equity compensation plans, see note 12 of our Annual Report on Form 10-K, and note 10 to the unaudited condensed consolidated financial statements set forth in this Form 10-Q.

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

3.1.5
Articles of Amendment to Restated and Amended Articles of Incorporation of Cousins, as amended October 6, 2016 (incorporated by reference from Exhibit 3.1 to the Registrant's Current Form 8-K filed on October 7, 2016).

3.1.6
Articles of Amendment to Restated and Amended Articles of Incorporation of Cousins, as amended October 6, 2016 (incorporated by reference from Exhibit 3.1.1 to the Registrant's Current Form 8-K filed on October 7, 2016).

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

COUSINS PROPERTIES INCORPORATED
/s/ Gregg D. Adzema
Gregg D. Adzema
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)
Date: November 1, 2016