Form 10-K
period 2016-12-31
COUSINS PROPERTIES INC
filed 2017-02-21
CIK 25232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2016, the aggregate market value of the common stock of Cousins Properties Incorporated held by non-affiliates was $2,054,466,742 based on the closing sales price as reported on the New York Stock Exchange. As of February 9, 2017, 393,648,519 shares of common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s proxy statement for the annual stockholders meeting to be held on April 25, 2017 are incorporated by reference into Part III of this Form 10-K.

FORWARD-LOOKING STATEMENTS
Certain matters contained in this report are “forward-looking statements” within the meaning of the federal securities laws and are subject to uncertainties and risks, as itemized in Item 1A included in the Annual Report on Form 10-K for the year ended December 31, 2016 and as itemized herein. These forward-looking statements include information about possible or assumed future results of the business and our financial condition, liquidity, results of operations, plans, and objectives. They also include, among other things, statements regarding subjects that are forward-looking by their nature, such as:

•	our business and financial strategy;
•our ability to obtain future financing arrangements;
•future acquisitions and future dispositions of operating assets;
•future acquisitions of land;
•future development and redevelopment opportunities;
•future dispositions of land and other non-core assets;
•future issuances and repurchases of common stock;
•projected operating results;
•market and industry trends;
•future distributions;
•projected capital expenditures;
•interest rates;

•
the impact of the transactions involving us, Parkway Properties, Inc. ("Parkway") and Parkway, Inc. ("New Parkway"), including future financial and operating results, plans, objectives, expectations and intentions;

•	operating performance, events or developments that we expect or anticipate will occur in the future — including statements relating to creating value for stockholders;

•	impact of the transactions with Parkway and New Parkway on tenants, employees, stockholders and other constituents of the combined company; and
•integrating Parkway with us.
Any forward-looking statements are based upon management's beliefs, assumptions, and expectations of our future performance, taking into account information currently available. These beliefs, assumptions, and expectations may change as a result of possible events or factors, not all of which are known. If a change occurs, our business, financial condition, liquidity, and results of operations may vary materially from those expressed in forward-looking statements. Actual results may vary from forward-looking statements due to, but not limited to, the following:

•	the availability and terms of capital and financing;

•	the ability to refinance or repay indebtedness as it matures;

•	the failure of purchase, sale, or other contracts to ultimately close;

•	the failure to achieve anticipated benefits from acquisitions and investments or from dispositions;

•	the potential dilutive effect of common or preferred stock offerings;

•	the impact of future financing arrangements including secured and unsecured indebtedness;

•	the failure to achieve benefits from the repurchase of common stock;

•	the availability of buyers and pricing with respect to the disposition of assets;

•	risks and uncertainties related to national and local economic conditions, the real estate industry in general, and the commercial real estate markets in particular;

•	changes to our strategy with regard to land and other non-core holdings that require impairment losses to be recognized;

•	leasing risks, including the ability to obtain new tenants or renew expiring tenants, the ability to lease newly developed and/or recently acquired space, and the risk of declining leasing rates;

•	the adverse change in the financial condition of one or more of our major tenants;

•	volatility in interest rates and insurance rates;

•	competition from other developers or investors;

•	the risks associated with real estate developments (such as zoning approval, receipt of required permits, construction delays, cost overruns, and leasing risk);

•	the loss of key personnel;

•	the potential liability for uninsured losses, condemnation, or environmental issues;

•	the potential liability for a failure to meet regulatory requirements;

•	the financial condition and liquidity of, or disputes with, joint venture partners;

•	any failure to comply with debt covenants under credit agreements;

•	any failure to continue to qualify for taxation as a real estate investment trust and meet regulatory requirements;

•	the ability to successfully integrate our operations and employees in connection with the transactions with Parkway and New Parkway;

•	the ability to realize anticipated benefits and synergies of the transactions with Parkway and New Parkway;

•	risks associated with litigation resulting from the transactions with Parkway and from liabilities or contingent liabilities assumed in the transactions with Parkway and New Parkway;

•	risks associated with any errors or omissions in financial or other information of Parkway that has been previously provided to the public;

•	material changes in the dividend rates on securities or the ability to pay dividends on common shares or other securities;

•	potential changes to tax legislation;

•	potential changes to state, local or federal regulations applicable to our business;

•	changes in demand for properties;

•	risks associated with the acquisition, development, expansion, leasing and management of properties;

•	significant costs related to uninsured losses, condemnation, or environmental issues;

•	the amount of the costs, fees, expenses and charges related to the transactions with Parkway; and

•	those additional risks and factors discussed in reports filed with the Securities and Exchange Commission (“SEC”) by us.
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
Corporate Profile
Cousins Properties Incorporated (the “Registrant” or “Cousins”) is a Georgia corporation, which has elected to be taxed as a real estate investment trust (“REIT”). Through October 5, 2016, Cousins conducted all of its business on its own account or through wholly or partially owned entities, some of which were consolidated with Cousins and some of which were not consolidated and were accounted for under the equity method. One of the consolidated entities was Cousins TRS Services LLC ("CTRS"), a taxable entity which owns and manages its own real estate portfolio and performs certain real estate related services for other parties. In connection with a series of transactions with Parkway Properties, Inc. ("Parkway") and Parkway, Inc. ("New Parkway"), including a merger and spin-off, Cousins Properties LP ("CPLP") was formed. On October 6, 2016, the closing date of the merger with Parkway, Cousins contributed, or caused to be contributed, substantially all of Parkway's and Cousins' assets and liabilities not pertaining to the ownership of real properties in Houston, Texas to CPLP, including CTRS, and began conducting substantially all of its operations through CPLP. Cousins owns approximately 98% of CPLP, and CPLP is consolidated with Cousins. On October 7, 2016, the closing date of the spin-off of New Parkway, Cousins contributed all of Cousins' assets and liabilities pertaining to the ownership of real properties in Houston, Texas, to a subsidiary of New Parkway. Cousins, CPLP, their subsidiaries and CTRS combined are hereafter referred to as “we,” “us,” “our” and the “Company.” Our common stock trades on the New York Stock Exchange under the symbol “CUZ.”
Our operations are conducted through a number of segments based on our method of internal reporting, which classifies operations by property type and geographical area. For financial information related to each of our operating segments, see note 18 to the consolidated financial statements included in this Annual Report on Form 10-K.
Company Strategy
Our strategy is to create value for our stockholders through the acquisition, development, ownership, and management of Class A office assets and opportunistic mixed-use developments in Sunbelt markets, with a particular focus on Georgia, Texas, North Carolina, Florida, and Arizona. This strategy is based on a simple platform, trophy assets, opportunistic investments, and a strong balance sheet. This approach enables us to maintain a targeted, asset-specific approach to investing where we seek to leverage our acquisition and development skills, relationships, market knowledge, and operational expertise.
2016 Activities
Our 2016 activities were highlighted by the merger with Parkway and simultaneous spin-off of the combined companies' Houston business into a separate public company, New Parkway. As a result of the merger and spin-off and as a result of the activities listed below, we added, on a net basis, 16 properties and 1.6 million square feet of space to our pre-merger portfolio. We added properties in our existing markets of Atlanta, Charlotte, and Austin and added properties in new markets including Phoenix, Tampa, and Orlando. After the merger and spin-off but before December 31, 2016, we executed a series of transactions associated with the new properties and new entities that we acquired in the merger with Parkway. These transactions included the following:

•
Sold Two Liberty Place, a 941,000 square-foot office building in Philadelphia for gross proceeds of $219 million. Two Liberty Place was acquired in the merger with Parkway and was owned in a joint venture in which the Company had a 19% interest.

•	Sold Lincoln Place, a 140,000 square-foot office building in Miami, for gross proceeds of $80 million.

•	Sold The Forum, a 220,000 square-foot office building in Atlanta, for gross proceeds of $70 million.

•
Purchased Teachers Retirement Systems of Texas' equity interest in Fund II for $279 million. Fund II was comprised of cash from the recent sale of Two Liberty Place in Philadelphia as well as the Hayden Ferry buildings in Phoenix and 3344 Peachtree in Atlanta. Cousins now owns 100% of these buildings. Simultaneously with this purchase, the mortgages secured by Hayden Ferry were repaid and the associated interest rate swaps were terminated.

•
Executed an agreement with American Airlines to terminate their full building lease in Phoenix and simultaneously executed an 11-year lease with ADP to backfill the entire building. As part of the agreement, Cousins will purchase American Airlines' 25% ownership interest in the building for $19.6 million during the first quarter of 2017.

•	Repaid two mortgages totaling $55 million secured by Citrus Center in Orlando and Corporate Center IV in Tampa.
In addition, during 2016, we engaged in other activities that were not directly related to the merger and spin-off with Parkway and New Parkway. The following is a summary of these activities:

Investment Activity

•
Entered into a 50-50 joint venture named DC Charlotte Plaza LLLP between the Company and Dimensional Fund Advisors ("DFA") for the purpose of developing and constructing a 282,000 square foot building which will serve as DFA's regional headquarters building in Charlotte with a total estimated cost of $94 million. The joint venture entered into a 16-year, build-to-suit lease with DFA.

•
Commenced development of 8000 Avalon, a 224,000 square foot office building in Atlanta with a total estimated cost of $73 million. The project is owned by HICO Avalon LLC, a joint venture in which the Company has a 90% interest.

•
Signed a 16-year, build-to-suit lease with NCR Corporation for the second phase of its world headquarters in Atlanta. Phase II of this development is comprised of a 260,000 square foot office building with a total estimated cost of $119 million.

Disposition Activity

•	Sold 100 North Point Center East, a 129,000 square foot office building in Atlanta, for a gross sales price of $22.0 million.

•	Sold One Ninety One Peachtree, a 1.2 million square foot office building in Atlanta, for a gross sales price of $267.5 million.
Financing Activity

•	Closed two, 10-year mortgages secured by Fifth Third Center and Colorado Tower that generated $270 million in proceeds at a weighted average interest rate of 3.41%.

•	Closed a five-year, $250 million senior unsecured term loan.
Portfolio Activity

•	Leased or renewed 2.4 million square feet of office space.

•	Increased second generation net rent per square foot by 20.0% on a straight-line basis and 10.3% on a cash basis.

•	Increased same property net operating income by 6.1% on a GAAP basis and 8.4% on a cash basis.
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
We typically manage this potential liability through performance of Phase I Environmental Site Assessments and, as necessary, Phase II environmental sampling, on properties we acquire or develop, although no assurance can be given that environmental liabilities do not exist, that the reports revealed all environmental liabilities, or that no prior owner (including Parkway, where applicable) created any material environmental condition not known to us. In certain situations, we have also sought to avail ourselves of legal and regulatory protections offered by federal and state authorities to prospective purchasers of property. Where applicable studies have resulted in the determination that remediation was required by applicable law, the necessary remediation is typically incorporated into the acquisition or development activity of the relevant property. We are not aware of any environmental liability that we believe would have a material adverse effect on our business, assets, or results of operations.
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
Executive Offices; Employees
Our executive offices are located at 191 Peachtree Street NE, Suite 500, Atlanta, Georgia 30303-1740. On December 31, 2016, we employed 279 people.
Available Information
We make available free of charge on the “Investor Relations” page of our website, www.cousinsproperties.com, our filed and furnished reports on Forms 10-K, 10-Q, and 8-K, and all amendments thereto, as soon as reasonably practicable after the reports are filed with or furnished to the Securities and Exchange Commission (the “SEC”).
Our Corporate Governance Guidelines, Director Independence Standards, Code of Business Conduct and Ethics, and the Charters of the Audit Committee, the Investment Committee, and the Compensation, Succession, Nominating and Governance Committee of the Board of Directors are also available on the “Investor Relations” page of our website. The information contained on our website is not incorporated herein by reference. Copies of these documents (without exhibits, when applicable) are also available free of charge upon request to us at 191 Peachtree Street NE, Suite 500, Atlanta, Georgia 30303-1740, Attention: Investor Relations or by telephone at (404) 407-1898 or by facsimile at (404) 407-1899. In addition, the SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC at www.sec.gov.

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
General economic and market risks. Our assets are subject to general economic and market risks. As such, in a general economic decline or recessionary climate, our assets may not generate sufficient cash to pay expenses, service debt, or cover maintenance, and, as a result, our results of operations and cash flows may be adversely affected. Factors that may adversely affect the economic performance and value of our properties include, among other things:

•	changes in the national, regional, and local economic climate;

•	local real estate conditions such as an oversupply of rentable space or a reduction in demand for rentable space;

•	the attractiveness of our properties to tenants or buyers;

•	competition from other available properties;

•	changes in market rental rates and related concessions granted to tenants including, but not limited to, free rent, tenant allowances, and tenant improvement allowances;

•	uninsured losses as a result of casualty events; and

•	the need to periodically repair, renovate, and re-lease buildings.
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
Our ability to collect rent from tenants may affect our ability to pay for adequate maintenance, insurance, and other operating costs (including real estate taxes). Also, the expense of owning and operating a property is not necessarily reduced when circumstances such as market factors cause a reduction in income from the property. If a property is mortgaged and we are unable to meet the mortgage payments, the lender could foreclose on the mortgage and take title to the property. In addition, interest rate levels, availability of financing, changes in laws, and governmental regulations (including those governing usage, zoning, and taxes) may adversely affect our financial condition.

Impairment risks. We regularly review our real estate assets for impairment; and based on these reviews, we may record impairment losses that have an adverse effect on our results of operations. Negative or uncertain market and economic conditions, as well as market volatility, increase the likelihood of incurring impairment losses. If we decide to sell a real estate asset rather than holding it for long term investment or if we reduce our estimates of future cash flows on a real estate asset, the risk of impairment increases. The magnitude and frequency with which these charges occur could materially and adversely affect our business, financial condition, and results of operations.
Leasing risk. Our operating revenues are dependent upon entering into leases with, and collecting rents from, our tenants. Tenants whose leases are expiring may want to decrease the space they lease and/or may be unwilling to continue their lease. When leases expire or are terminated, replacement tenants may not be available upon acceptable terms and market rental rates may be lower than the previous contractual rental rates. Also, our tenants may approach us for additional concessions in order to remain open and operating. The granting of these concessions may adversely affect our results of operations and cash flows to the extent that they result in reduced rental rates, additional capital improvements, or allowances paid to, or on behalf of, the tenants.
Tenant and property concentration risk. As of December 31, 2016, our top 20 tenants represented 30% of our annualized base rental revenues with no single tenant accounting for more than 6% of our annualized base rent. The inability of any of our significant tenants to pay rent or a decision by a significant tenant to vacate their premises prior to, or at the conclusion of, their lease term could have a significant negative impact on our results of operations or financial condition if a suitable replacement tenant is not secured in a timely manner. These events could have a significant adverse impact on our results of operations or financial condition.
For the three months ended December 31, 2016, 42% of our net operating income was derived from the metropolitan Atlanta area, 18% was derived from the metropolitan Charlotte area and 17% was derived from the metropolitan Austin area. Any adverse economic conditions impacting Austin, Charlotte, or Atlanta could adversely affect our overall results of operations and financial condition.
Uninsured losses and condemnation costs. Accidents, earthquakes, terrorism incidents, and other losses at our properties could adversely affect our operating results. Casualties may occur that significantly damage an operating property, and insurance proceeds may be less than the total loss incurred by us. Although we, or our joint venture partners where applicable, maintain casualty insurance under policies we believe to be adequate and appropriate, including rent loss insurance on operating properties, some types of losses, such as those related to the termination of longer-term leases and other contracts, generally are not insured. Certain types of insurance may not be available or may be available on terms that could result in large uninsured losses. Property ownership also involves potential liability to third parties for such matters as personal injuries occurring on the property. Such losses may not be fully insured. In addition to uninsured losses, various government authorities may condemn all or parts of operating properties. Such condemnations could adversely affect the viability of such projects.
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
We generally finance our acquisition and development projects through one or more of the following: our unsecured credit facility ("Credit Facility"), unsecured debt, non-recourse mortgages, construction loans, the sale of assets, joint venture equity, the issuance of common stock, and the issuance of units of CPLP. Each of these sources may be constrained from time to time because of market conditions, and the related cost of raising this capital may be unfavorable at any given point in time. These sources of capital, and the risks associated with each, include the following:

•
Credit Facility. Terms and conditions available in the marketplace for unsecured credit facilities vary over time. We can provide no assurance that the amount we need from our Credit Facility will be available at any given time, or at all, or that the rates and fees charged by the lenders will be reasonable. We incur interest under our Credit Facility at a variable rate. Variable rate debt creates higher debt service requirements if market interest rates increase, which would adversely affect our cash flow and results of operations. Our Credit Facility contains customary restrictions, requirements and other limitations on our ability to incur indebtedness, including restrictions on unsecured debt outstanding, restrictions on secured recourse debt outstanding, and requirements to maintain minimum fixed charge coverage ratios. Our continued ability to borrow under our Credit Facility is subject to compliance with these covenants.

•
Unsecured Debt. Terms and conditions available in the marketplace for unsecured debt vary over time. The availability of unsecured debt may vary based upon the lending environment with financial institutions. Unsecured debt generally contains restrictive covenants that may place limitations on our ability to conduct our business similar to those placed upon us by our Credit Facility.

•
Non-recourse mortgages. The availability of non-recourse mortgages is dependent upon various conditions, including the willingness of mortgage lenders to lend at any given point in time. Interest rates and loan-to-value ratios may also be volatile, and we may from time to time elect not to proceed with mortgage financing due to unfavorable terms offered by lenders. An inability to access the mortgage market could adversely affect our ability to finance acquisition activities. In addition, if a property is mortgaged to secure payment of indebtedness and we are unable to make the mortgage payments, the lender may foreclose. Further, at the time a mortgage matures, the property may be worth less than the mortgage amount and, as a result, we may determine not to refinance the mortgage and permit foreclosure, potentially generating defaults on other debt.

•
Asset sales. Real estate markets tend to experience market cycles. Because of such cycles, the potential terms and conditions of sales, including prices, may be unfavorable for extended periods of time. In addition, our status as a REIT limits our ability to sell properties, which may affect our ability to liquidate an investment. As a result, our ability to raise capital through asset sales in order could be limited. In addition, mortgage financing on an asset may prohibit prepayment and/or impose a prepayment penalty upon the sale of that property, which may decrease the proceeds from a sale or refinancing or make the sale or refinancing impractical.

•
Construction loans. Construction loans generally relate to specific assets under construction and fund costs above an initial equity amount deemed acceptable by the lender. Terms and conditions of construction facilities vary, but they generally carry a term of two to five years, charge interest at variable rates, require the lender to be satisfied with the nature and amount of construction costs prior to funding, and require the lender to be satisfied with the level of pre-leasing prior to funding. Construction loans frequently require a portion of the loan to be recourse to us. In addition, construction loans generally require a completion guarantee by the borrower and may require a limited guarantee from the Company. There may be times when construction loans are not available, or are only available upon unfavorable terms, which could have an adverse effect on our ability to fund development projects or on our ability to achieve the returns we expect.

•
Joint ventures. Joint ventures, including partnerships or limited liability companies, tend to be complex arrangements, and there are only a limited number of parties willing to undertake such investment structures. There is no guarantee that we will be able to undertake these ventures at the times we need capital.

•
Common stock. Common stock issuances may have a dilutive effect on our earnings per share and funds from operations per share. The actual amount of dilution, if any, from any future offering of common stock will be based on numerous factors, particularly the use of proceeds and any return generated. The per share trading price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market in connection with an offering, or otherwise, or as a result of the perception or expectation that such sales could occur. We can also provide no assurance that conditions will be favorable for future issuances of common stock when we need the capital.

•
Operating partnership units. The issuance of units of CPLP in connection with property, portfolio, or business acquisitions could be dilutive to our earnings per share and could have an adverse effect on the per share trading price of our common stock.

•
TPG Entities' shares. The per share trading price of our common stock may decline significantly upon the sale of shares of our common stock pursuant to registration rights granted to TPG Pantera VI and TPG Management LLC (collectively, the "TPG Entities") in connection with the Company Stockholders Agreement with the TPG Entities (the "TPG Agreement"). Under the TPG Agreement, the TPG Entities may (1) at any time after April 6, 2017, make up to three demands for registration and (2) at any time after October 6, 2017, include the common stock they hold in any registration statement we file on account of any of our other security holders. The shares of common stock that may be registered on behalf of the TPG Entities, as described above, represent approximately 9% of our issued and outstanding common stock and of our issued and outstanding common stock and limited voting stock as of December 31, 2016. As a result, a substantial number of shares may be sold pursuant to the registration rights granted to the TPG Entities. The sale of such shares by the TPG Entities, or the perception that such a sale may occur, could materially and adversely affect the per share trading price of our common stock and could dilute our existing stockholders' interests in our company.

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
Covenants contained in our Credit Facility, term loans and mortgages could restrict or hinder our operational flexibility, which could adversely affect our results of operations.
Our Credit Facility and our unsecured term loan impose financial and operating covenants on us. These covenants may be modified from time to time, but covenants of this type typically include restrictions and limitations on our ability to incur debt, as well as limitations on the amount of our unsecured debt and on the amount of joint venture activity in which we may engage. These covenants may limit our flexibility in making business decisions. If we fail to comply with these covenants, our ability to borrow may be impaired, which could potentially make it more difficult to fund our capital and operating needs. Our failure to comply with such covenants could cause a default, and we may then be required to repay our outstanding debt with capital from other sources. Under those circumstances, other sources of capital may not be available to us or may be available only on unattractive terms, which could materially and adversely affect our financial condition and results of operations. In addition, the cross default provisions on the Credit Facility and term loan may affect business decisions on other debt.
Some of our mortgages contain customary negative covenants, including limitations on our ability, without the lender’s prior consent, to further mortgage that a specific property, to enter into new leases, to modify existing leases, or to sell the property. Compliance with these covenants and requirements could harm our operational flexibility and financial condition.
Our degree of leverage could limit our ability to obtain additional financing or affect the market price of our securities.
Total debt as a percentage of either total asset value or total market capitalization and our total debt as a multiple of our annualized EBITDA is often used by analysts to gauge the financial health of equity REITs such as us. If our degree of leverage is viewed unfavorably by lenders or potential joint venture partners, it could affect our ability to obtain additional financing. In general, our degree of leverage could also make us more vulnerable to a downturn in business or the economy. In addition, increases in our debt to market capitalization ratio, which is in part a function of our stock price, or to other measures of asset value used by financial analysts may have an adverse effect on the market price of common stock.
We have significant debt maturities in 2017 that need to be repaid or refinanced.
As a result of the Parkway Transactions, we assumed four non-recourse mortgage loans with an aggregate principal amount of $360.0 million that mature in 2017. In addition, we have one additional non-recourse mortgage loan with a principal balance of $127.5 million that matures in 2017. We expect to repay these loans when they mature with a combination of sources of capital including, but not limited to, asset sales, unsecured term loans, mortgage loans on these or other properties, or common equity. However, there can be no assurance that these sources will be available and we may be forced to refinance or repay on unfavorable terms.
Real Estate Development and Acquisition Risks
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

•
Project costs. Construction and leasing of a project involves a variety of costs that cannot always be identified at the beginning of a project. Costs may arise that have not been anticipated or actual costs may exceed estimated costs. These additional costs can be significant and could adversely impact our return on a project and the expected results of operations upon completion of the project. Also, construction costs vary over time based upon many factors, including the cost of building materials. We attempt to mitigate the risk of unanticipated increases in construction costs on our development projects through guaranteed maximum price contracts and pre-ordering of certain materials, but we may be adversely affected by increased construction costs on our current and future projects.

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

•
Competition. We compete for tenants in major U.S. markets by highlighting our locations, rental rates, services, reputation, and the design and condition of our facilities. As the competition for high-credit-quality tenants is intense, we may be required to provide rent abatements, incur charges for tenant improvements and other concessions, or we may not be able to lease vacant space in a timely manner.

We face risks associated with operating property acquisitions.
Operating property acquisitions contain inherent risks. These risks may include:

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
Parkway Transactions Risks
We may be unable to integrate the business of Parkway successfully or realize the anticipated synergies and related benefits of our merger with Parkway and spin-off of New Parkway or do so within the anticipated time frame.
The ongoing integration of the Parkway business into our own will require significant management and resources. We may encounter difficulties in the integration process or in realizing any of the expected synergies from these transactions, including the following:

•
the inability to successfully combine our business and Parkway’s business in a manner that permits us to achieve the cost savings anticipated to result from the merger, the spin-off or any of the related transactions, which would result in some anticipated benefits of the merger not being realized in the time frame currently anticipated or at all;

•	lost sales and tenants as a result of certain tenants deciding not to do business with us;

•
the complexities associated with managing our business out of several different locations and integrating personnel from the two companies, as well as complexities associated with the separation of personnel at New Parkway;

•	the additional complexities of combining two companies with different histories, cultures, regulatory restrictions, markets and customer bases;

•	our failure to retain key employees of either of the two companies;

•	potential unknown liabilities and unforeseen increased expenses, delays or regulatory conditions associated with the merger, the spin-off or any of the related transactions; and

•
performance shortfalls at one or both of the two companies as a result of the diversion of management’s attention caused by completing the merger, the spin-off or any of the related transactions and integrating the companies’ operations.

For all these reasons, it is possible that the integration process could result in the distraction of our management, the disruption of our ongoing business or inconsistencies in our services, standards, controls, procedures and policies, any of which could adversely affect our ability to maintain relationships with tenants, customers, vendors and employees or to achieve the
As a result of the merger and spin-off with Parkway and New Parkway (the "Transactions"), the composition of the Board of Directors has changed.

Concurrent with the closing of the Transaction, the Board of Directors changed and currently consists of nine members, five of which served on the Company's Board of Directors prior to the merger and four of which served on Parkway's Board of Directors prior to the merger. One of the four directors who formerly served on Parkway's board of directors was selected by the TPG Entities, pursuant to the TPG Agreement.
The TPG Agreement grants certain rights to the TPG Entities.
In connection with the Transactions, we have entered into the TPG Agreement, in order to establish various arrangements and restrictions with respect to governance of the Company, and certain rights with respect to shares of common stock of the Company owned by the TPG Entities.
Pursuant to the terms of the TPG Agreement, for so long as the TPG Entities beneficially owns at least 5% of our common stock on an as-converted basis, the TPG Entities will have the right to nominate one director to the Company's Board of Directors. In addition, for so long as the TPG Entities beneficially own at least 5% of our common stock on an as-converted basis, the TPG Entities will have the right to have their nominee to the Company's Board of Directors appointed to the Investment and the Compensation Committees of the Company's Board of Directors. Such committee and board membership can continue up to six months following the first date on which the TPG Entities no longer owns at least 5% of our common stock.
In addition, in connection with the Merger Agreement, the Company's Board of Directors granted to the TPG Entities an exemption from the ownership limit included in our articles of incorporation, establishing for the TPG Entities an aggregate substitute in lieu of the ownership limit to permit them to constructively and beneficially own (without duplication) (i) during the term of the standstill provided by the TPG Agreement (which will expire no later than October 6, 2019), up to 15% of our outstanding voting securities, subject to the terms and conditions of the TPG Agreement, and (ii) following the term of the standstill provided by the TPG Agreement, shares of our common stock held by the TPG Entities at the expiration of the standstill, subject to the terms, conditions, limitations, reductions and terminations set forth in an investor representation letter entered into with the TPG Entities.
The interests of the TPG Entities could conflict with or differ from your interests as a holder of our common stock. For example, the level of ownership and board rights held by TPG could delay, defer or prevent a change of control or impede a merger, takeover or other business combination that our common stockholders may otherwise view favorably. In addition, a sale of all or a substantial number of shares of stock in the future by the TPG Entities could cause a decline in our stock price.
The TPG Entities are significant stockholders and may have conflicts of interest with us in the future.
As of December 31, 2016, the TPG Entities), owned approximately 9% of our issued and outstanding common stock and limited voting stock together. In addition, commencing on October 6, 2017, so long as the TPG Entities own at least 5% of our issued and outstanding common stock, the TPG Entities have a pre-emptive right to participate in our future equity issuances, subject to certain conditions. This concentration of ownership in one stockholder could potentially be disadvantageous to other stockholders' interests. In addition, if the TPG Entities were to sell or otherwise transfer all or a large percentage of its holdings, our stock price could decline and we could find it difficult to raise capital, if needed, through the sale of additional equity securities.
Our future results will suffer if we do not effectively manage our expanded portfolio of properties following the Transactions and any failure by us to effectively manage our portfolio could have a material and adverse effect on our business and our ability to make distributions to shareholders, as required for us to continue to qualify as a REIT.
As a result of the transactions with Parkway, the size of our business has increased. Our future success depends, in part, upon our ability to manage this expanded business, which will pose challenges for management, including challenges related to acting as landlord to a larger portfolio of properties and associated increased costs and complexity. Additionally, we have entered new markets, including Orlando, Tampa, and Phoenix. We may face challenges in adapting our business to different market conditions in such new markets. There can be no assurances that we will be successful.
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

•	material changes in any significant tenant industry concentration;

•	the general stock and bond market conditions, including changes in interest rates or fixed income securities;

•	changes in tax laws;

•	changes to our dividend policy;

•	changes in market valuations of our properties;

•	adverse market reaction to the amount of our outstanding debt at any time, the amount of our maturing debt, and our ability to refinance such debt on favorable terms;

•	any failure to comply with existing debt covenants;

•	any foreclosure or deed in lieu of foreclosure of our properties;

•	additions or departures of key executives and other employees;

•	actions by institutional stockholders;

•	uncertainties in world financial markets;

•	the realization of any of the other risk factors described in this report; and

•	general market and economic conditions, in particular, market and economic conditions of Atlanta, Austin, Charlotte, Tampa, Orlando, and Phoenix.
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

Potential changes to the U.S tax laws could have a significant negative impact on our business operations, financial condition and earnings.
We cannot predict whether, when or to what extent new U.S. federal tax laws, regulations, interpretations or rulings will be issued, nor is the long-term impact of proposed tax reforms (including future reforms that may be part of any enacted tax reform) on the real estate industry clear. Furthermore, potential tax reforms may negatively impact our tenants' operating results, financial condition and future business plans. Investors are urged to consult their tax advisors regarding the effect of potential changes to the U.S. federal tax laws on an investment in our shares. A reform of the U.S. tax law by the new administration may be enacted in a manner that negatively impacts our operating results, financial condition and business operations, and is adverse to our stockholders.
Disclosure Controls and Internal Control over Financial Reporting Risks
Our business could be adversely impacted if we have deficiencies in our disclosure controls and procedures or internal control over financial reporting.
The design and effectiveness of our disclosure controls and procedures and internal control over financial reporting may not prevent all errors, misstatements, or misrepresentations. In addition, the complex accounting issues and integration challenges associated with the Transactions, increases the risk that we could incorrectly apply an accounting standard and the risk that undetected errors in publicly disclosed financial information could occur. While management will continue to review the effectiveness of our disclosure controls and procedures and internal control over financial reporting, there can be no guarantee that our internal control over financial reporting will be effective in accomplishing all control objectives at all times. Deficiencies, including any material weakness, in our internal control over financial reporting which may occur in the future could result in misstatements of our results of operations, restatements of our financial statements, a decline in our stock price, or otherwise materially adversely affect our business, reputation, results of operations, financial condition, or liquidity.

Item 1B.	Unresolved Staff Comments
Not applicable.

Item 2.	Properties
The following table sets forth certain information related to operating properties in which we have an ownership interest. Information presented in note 6 to the consolidated financial statements provides additional information related to our unconsolidated joint ventures. Except as noted, all information presented is as of December 31, 2016:

Operating Properties

						Company's Share
	Property Description	Metropolitan Area	Rentable Square Feet	Financial Statement Presentation	Company's Ownership Interest	End of Period Leased	Weighted Average Occupancy (1)	% of Total Net Operating Income (2)	Property Level Debt ($000)	Annualized Base Rents (5)
I.	OFFICE PROPERTIES
	Colorado Tower	Austin	373,000	Consolidated	100%	100.0%	96.5%	4.5%	119,069
	816 Congress	Austin	435,000	Consolidated	100%	93.2%	92.3%	3.1%	84,231
	Research Park V	Austin	173,000	Consolidated	100%	97.1%	23.7%	0.6%	—
	One Eleven Congress	Austin	519,000	Consolidated	100%	90.6%	80.5%	4.3%	130,002
	San Jacinto Center	Austin	406,000	Consolidated	100%	98.9%	93.7%	4.6%	102,562
	AUSTIN		1,906,000					17.1%	$435,864

	Northpark Town Center (3)	Atlanta	1,528,000	Consolidated	100%	85.2%	84.8%	7.8%	—
	The American Cancer Society Center	Atlanta	996,000	Consolidated	100%	85.9%	84.6%	4.3%	127,451
	Promenade	Atlanta	777,000	Consolidated	100%	94.5%	89.2%	4.7%	104,996
	Terminus 100	Atlanta	660,000	Unconsolidated	50%	90.6%	92.1%	2.4%	63,256
	Terminus 200	Atlanta	566,000	Unconsolidated	50%	96.4%	91.5%	2.2%	40,408
	Meridian Mark Plaza	Atlanta	160,000	Consolidated	100%	100.0%	96.6%	1.3%	24,427
	Emory University Hospital Midtown Medical Office Tower	Atlanta	358,000	Unconsolidated	50%	96.2%	96.7%	1.3%	36,258
	3344 Peachtree	Atlanta	484,000	Consolidated	100%	96.1%	96.0%	4.7%	80,258
	One Buckhead Plaza	Atlanta	461,000	Consolidated	100%	94.2%	93.9%	3.7%	—
	3350 Peachtree	Atlanta	413,000	Consolidated	100%	92.9%	92.7%	2.7%	—
	3348 Peachtree	Atlanta	258,000	Consolidated	100%	91.2%	93.1%	2.0%	—
	Two Buckhead Plaza	Atlanta	210,000	Consolidated	100%	83.1%	84.9%	1.8%	53,515
	ATLANTA		6,871,000					38.9%	$530,569

	Gateway Village	Charlotte	1,061,000	Unconsolidated	50%	99.3%	98.8%	1.3%	—
	Fifth Third Center	Charlotte	698,000	Consolidated	100%	96.7%	91.6%	5.9%	148,866
	Hearst Tower	Charlotte	966,000	Consolidated	100%	98.7%	94.7%	7.9%	—
	NASCAR Plaza	Charlotte	394,000	Consolidated	100%	98.2%	95.3%	3.3%	—
	CHARLOTTE		3,119,000					18.4%	$148,866

	Hayden Ferry (3)	Phoenix	789,000	Consolidated	100%	93.8%	87.9%	5.2%	—
	Tempe Gateway	Phoenix	264,000	Consolidated	100%	98.4%	98.6%	2.6%	—
	111 West Rio (American Airlines)	Phoenix	225,000	Unconsolidated	75%	100.0%	83.3%	0.3%	—
	PHOENIX		1,278,000					8.1%	—

	Corporate Center (3)	Tampa	1,224,000	Consolidated	100%	84.4%	80.8%	6.7%	—
	The Pointe	Tampa	253,000	Consolidated	100%	96.2%	94.3%	1.6%	23,369
	Harborview Plaza	Tampa	205,000	Consolidated	100%	98.0%	76.1%	1.2%	—
	TAMPA		1,682,000					9.5%	$23,369

	Bank of America Center	Orlando	421,000	Consolidated	100%	87.7%	92.1%	1.9%	—
	One Orlando Centre	Orlando	356,000	Consolidated	100%	82.4%	73.2%	1.1%	—
	Citrus Center	Orlando	261,000	Consolidated	100%	94.3%	90.8%	1.4%	—
	ORLANDO		1,038,000					4.4%	—

	Courvoisier Centre (3)	Miami	343,000	Unconsolidated	20%	86.5%	80.8%	0.6%	22,309
	MIAMI		343,000					0.6%	$22,309

	TOTAL OFFICE PROPERTIES		16,237,000					97.0%	$1,160,977	$345,308	(6)

II.	OTHER PROPERTIES
	Emory Point Apartments (Phase I) (4)	Atlanta	404,000	Unconsolidated	75%	90.0%	86.5%	1.4%	$36,328
	Emory Point Retail (Phase I)	Atlanta	80,000	Unconsolidated	75%	95.9%	95.3%	0.4%	7,194
	Emory Point Apartments (Phase II) (4)	Atlanta	257,000	Unconsolidated	75%	76.9%	75.0%	0.2%	28,701
	Emory Point Retail (Phase II)	Atlanta	45,000	Unconsolidated	75%	91.9%	87.9%	1.0%	5,026
	TOTAL OTHER PROPERTIES		786,000					3.0%	$77,249	$12,731
	TOTAL PORTFOLIO		17,023,000					100.0%	$1,238,226	$358,039

(1)	Weighted average occupancy represents an average of the square footage occupied at the property during the year.

(2)	Net operating income represents rental property revenues less rental property operating expenses for the three months ended December 31, 2016.

(3)	Contains multiple buildings that are grouped together for reporting purposes.

(4)	Phase I consists of 443 units and Phase II consists of 307 units.

(5)
Annualized base rents represents the sum of the annualized rent each tenant is paying as of the end of the reporting period. If a tenant is not paying rent due to a free rent concession, annualized base rent is calculated based on the annualized base rent the tenant will pay in the first period it is required to pay rent.

(6)	Included in this amount is $14.9 million of Annualized Base Rent for tenants in a free rent period.
Office Lease Expirations (1)

As of December 31, 2016, our leases expire as follows:

Year of Expiration	Number of Tenants	Square Feet Expiring	% of Leased Space	Annual Contractual Rents ($000's) (2)	% of Total Annual Contractual Rents	Annual Contractual Rent/Sq. Ft. (2)

2017	169	754,792	5.6%	$21,143	5.1%	$28.01
2018	151	997,019	7.4%	29,353	7.1%	29.44
2019	139	1,116,486	8.3%	31,847	7.7%	28.52
2020	116	1,021,135	7.6%	30,563	7.4%	29.93
2021	119	1,789,478	13.3%	53,535	13.0%	29.92
2022	91	2,065,821	15.3%	58,220	14.2%	28.18
2023	61	1,001,575	7.4%	30,595	7.5%	30.55
2024	49	918,063	6.8%	33,029	8.1%	35.98
2025 & Thereafter	111	3,802,231	28.3%	122,426	29.9%	32.20

Total	1,006	13,466,600	100.0%	$410,711	100.0%	$30.49

(1) Company's share.
(2) Annual Contractual Rent shown is the rate in the year of expiration. It includes the minimum contractual rent paid by the tenant which may or may not include a base year of operating expenses depending upon the terms of the lease.

Development Pipeline (1)
As of December 31, 2016, we had the following projects under development ($ in thousands):

Project	Type	Metropolitan Area	Company's Ownership Interest	Project Start Date	Number of Square Feet /Apartment Units	Estimated Project Cost (2)	Project Cost Incurred to Date (2)	Percent Leased	Initial Occupancy (3) / Estimated Stabilization (4)

Carolina Square	Mixed	Chapel Hill, NC	50%	2Q15		$123,000	$66,845
Office					158,000			74%	3Q17 / 3Q18
Retail					44,000			61%	3Q17 / 3Q18
Apartments					246			—%	3Q17 / 3Q18

864 Spring Street (NCR Phase I)	Office	Atlanta, GA	100%	3Q15	502,000	219,000	103,994	100%	1Q18 / 1Q18

8000 Avalon	Office	Atlanta, GA	90%	1Q16	224,000	73,000	42,152	19%	2Q17 / 2Q18

858 Spring Street (NCR Phase II)	Office	Atlanta, GA	100%	4Q16	260,000	119,000	16,242	100%	4Q18 / 4Q18

Dimensional Place	Office	Charlotte, NC	50%	4Q16		94,000	18,549
Office					266,000			100%	4Q18 / 4Q18
Retail					16,000			—%	4Q18 / 4Q18

Total						$628,000	$247,782

(1)
This schedule shows projects currently under active development and/or projects with a contractual obligation through the substantial completion of construction. Amounts included in the estimated project cost column represent the estimated costs of the project through stabilization. Significant estimation is required to derive these costs, and the final costs may differ from these estimates. The projected stabilization dates are also estimates and are subject to change as the project proceeds through the development process.

(2)
Amount represents 100% of the estimated project cost. Carolina Square is expected to be funded with a combination of equity from the partners and up to $79.8 million from a construction loan, which has $23.7 million outstanding as of December 31, 2016.

(3)	Represents the quarter which the Company estimates the first tenant occupies space.
(4)	Stabilization represents the earlier of the quarter in which the Company estimates it will achieve 90% economic occupancy or one year from initial occupancy.
Land Holdings

As of December 31, 2016, we owned the following land holdings, either directly, or indirectly, through joint ventures:

	Metropolitan Area	Company's Ownership Interest	Total Developable Land (Acres)	Company's Share
Commercial

North Point	Atlanta	100.0%	12
Wildwood Office Park	Atlanta	50.0%	22
The Avenue Forsyth-Adjacent Land	Atlanta	100.0%	10
120 West Trinity	Atlanta	20.0%	5
Georgia			49

Victory Center	Dallas	75.0%	3
Texas			3

Corporate Center	Tampa	100.0%	7
Florida			7

Commercial Land Held (Acres)			59	43
Cost Basis of Commercial Land Held			$41,726	$16,386

Residential (1)

Callaway Gardens (2)	Atlanta	100.0%	217
Georgia			217

Padre Island	Corpus Christi	50.0%	15
Texas			15

Residential Land Held (Acres)			232	225
Cost Basis of Residential Land Held			$6,850	$3,544

Grand Total Land Held (Acres)			291	268
Grand Total Cost Basis of Land Held			$48,576	$19,930

(1)	Residential represents land that may be sold to third parties as lots or in large tracts for residential development.
(2)
Callaway Gardens was a consolidated joint venture. In January 2017, the Company withdrew from the joint venture. The Company no longer owns the land, but maintains a participation interest in future lot sales.

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

Item 4.	Mine Safety Disclosures
Not applicable.

Item X.	Executive Officers of the Registrant
The Executive Officers of the Registrant as of the date hereof are as follows:

Name	Age	Office Held
Lawrence L. Gellerstedt III	60	President, Chief Executive Officer
Gregg D. Adzema	52	Executive Vice President, Chief Financial Officer
M. Colin Connolly	40	Executive Vice President, Chief Operating Officer
John S. McColl	54	Executive Vice President
Pamela F. Roper	43	Executive Vice President, General Counsel and Corporate Secretary
John D. Harris, Jr.	57	Senior Vice President, Chief Accounting Officer, Treasurer and Assistant Secretary
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
Mr. Connolly was appointed Executive Vice President and Chief Operating Officer in July 2016. From December 2015 to July 2016, Mr. Connolly served as Executive Vice President and Chief Investment Officer. From May 2013 to December 2015, Mr. Connolly served as Senior Vice President and Chief Investment Officer. From September 2011 to May 2013, Mr. Connolly served as Senior Vice President. Prior to joining the Company, Mr. Connolly served as Executive Director with Morgan Stanley from December 2009 to August 2011 and as Vice President with Morgan Stanley from December 2006 to December 2009.
Mr. McColl was appointed Executive Vice President in December 2011. From February 2010 to December 2011, Mr. McColl served as Executive Vice President-Development, Office Leasing and Asset Management. From May 1997 to February 2010, Mr. McColl served as Senior Vice President.
Ms. Roper was appointed Executive Vice President, General Counsel and Corporate Secretary in February 2017. From October 2012 to February 2017, Ms. Roper served as Senior Vice President, General Counsel and Corporate Secretary. From February 2008 to October 2012, Ms. Roper served as Senior Vice President, Associate General Counsel and Assistant Secretary.
Mr. Harris was appointed Senior Vice President and Chief Accounting Officer in February 2005. In May 2005, Mr. Harris was appointed Assistant Secretary. In December 2014, Mr. Harris was appointed Treasurer.

PART II
Item 5. Market for Registrant’s Common Stock and Related Stockholder Matters
Market Information
The high and low sales prices for our common stock and dividends declared per common share were as follows:

	2016 Quarters				2015 Quarters
	First	Second	Third	Fourth	First	Second	Third	Fourth
High	$10.43	$11.07	$11.40	$10.50	$11.63	$10.96	$10.89	$10.37
Low	$7.53	$10.00	$10.02	$7.09	$10.01	$9.40	$8.68	$8.87
Dividends	$0.080	$0.080	$0.080	$—	$0.080	$0.080	$0.080	$0.080
Payment Date	2/22/2016	5/27/2016	9/6/2016	1/19/2017	2/23/2015	5/28/2015	8/24/2015	12/18/2015

We declared and paid our fourth quarter 2016 common dividend in January 2017 in the amount of $0.06 per share.
Holders
Our common stock trades on the New York Stock Exchange (ticker symbol CUZ). On February 9, 2017, there were 1,758 stockholders of record of our common stock.
Purchases of Equity Securities
There were no purchases of common stock by the Company during the fourth quarter of 2016.

Performance Graph
The following graph compares the five-year cumulative total return of our common stock with the NYSE Composite Index, the FTSE NAREIT Equity Index, and the SNL US REIT Office Index. The graph assumes a $100 investment in each of the indices on December 31, 2011 and the reinvestment of all dividends.
COMPARISON OF CUMULATIVE TOTAL RETURN OF ONE OR MORE COMPANIES, PEER
GROUPS, INDUSTRY INDICES AND/OR BROAD MARKETS

	Fiscal Year Ended
Index	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
Cousins Properties Incorporated	100.00	133.31	167.40	190.50	162.40	208.51
NYSE Composite Index	100.00	116.15	146.80	156.87	150.64	168.63
FTSE NAREIT Equity Index	100.00	118.06	120.97	157.43	162.46	176.30
SNL US REIT Office Index	100.00	114.56	122.09	153.91	155.26	173.26

Item 6.	Selected Financial Data

The following selected financial data sets forth consolidated financial and operating information on a historical basis. This data has been derived from our consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto. Prior year disclosures have been restated for discontinued operations as described in note 3 of the consolidated financial statements.

	For the Years Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands, except per share amounts)
Revenues:
Rental property revenues	$249,814	$196,244	$164,123	$122,672	$114,208
Fee income	8,347	7,297	12,519	10,891	17,797
Other	1,050	828	919	4,681	4,841
	259,211	204,369	177,561	138,244	136,846
Costs and expenses:
Rental property operating expenses	96,908	82,545	76,963	58,949	50,329
Reimbursed expenses	3,259	3,430	3,652	5,215	7,063
General and administrative expenses	25,592	16,918	19,784	21,986	23,208
Interest expense	26,650	22,735	20,983	19,091	23,933
Depreciation and amortization	97,948	71,625	62,258	47,131	39,424
Acquisition and merger costs	24,521	299	1,130	3,626	793
Other	5,888	1,181	3,729	4,167	7,617
	280,766	198,733	188,499	160,165	152,367
Loss on extinguishment of debt	(5,180)	—	—	—	(94)
Income (loss) from continuing operations before benefit for income taxes, income from unconsolidated joint ventures, and gain on sale of investment properties	(26,735)	5,636	(10,938)	(21,921)	(15,615)
Benefit (expense) for income taxes from operations	—	—	20	23	(91)
Income from unconsolidated joint ventures	10,562	8,302	11,268	67,325	39,258
Income (loss) from continuing operations before gain on sale of investment properties	(16,173)	13,938	350	45,427	23,552
Gain on sale of investment properties	77,114	80,394	12,536	61,288	4,053
Income from continuing operations	60,941	94,332	12,886	106,715	27,605
Income (loss) from discontinued operations:
Income from discontinued operations	19,163	31,848	20,764	8,625	1,907
Income (loss) on sale from discontinued operations	—	(551)	19,358	11,489	18,407
Income from discontinued operations	19,163	31,297	40,122	20,114	20,314
Net income	80,104	125,629	53,008	126,829	47,919
Net income attributable to noncontrolling interests	(995)	(111)	(1,004)	(5,068)	(2,191)
Net income attributable to controlling interests	79,109	125,518	52,004	121,761	45,728
Preferred share original issuance costs	—	—	(3,530)	(2,656)	—
Dividends to preferred stockholders	—	—	(2,955)	(10,008)	(12,907)
Net income available to common stockholders	$79,109	$125,518	$45,519	$109,097	$32,821
Net income from continuing operations attributable to controlling interest per common share - basic and diluted	$0.24	$0.44	$0.02	$0.62	$0.13
Net income per common share - basic and diluted	$0.31	$0.58	$0.22	$0.76	$0.32
Dividends declared per common share	$0.24	$0.32	$0.30	$0.18	$0.18
Total assets (at year-end)	$4,171,607	$2,595,320	$2,664,295	$2,270,493	$1,122,701
Notes payable (at year-end)	$1,380,920	$718,810	$789,309	$627,381	$423,869
Stockholders' investment (at year-end)	$2,455,557	$1,683,415	$1,673,458	$1,457,401	$620,342
Common shares outstanding (at year-end)	393,418	211,513	216,513	189,666	104,090

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the selected financial data and the consolidated financial statements and notes.
Overview of 2016 Performance and Company and Industry Trends
Our strategy is to create value for our stockholders through the acquisition, development, ownership, and management of Class A office assets and opportunistic mixed-use developments in Sunbelt markets. During 2016, we completed a merger with Parkway and a spin-off of the combined companies' Houston, Texas operations and certain other legal businesses of Parkway into a separate public company, New Parkway. In addition, we commenced the development of two office projects in Atlanta, Georgia and one office project in Charlotte, North Carolina. As a result of these activities, we believe that our increased scale and enhanced portfolio diversity will enhance our flexibility to meet customer space needs and allow us to attract and retain quality local market talent that, over time, will drive customer retention and occupancy. We further believe that these transactions will complement our strategy of maintaining a simple platform, trophy assets, opportunistic investments and a strong balance sheet.
Transactions with Parkway
On October 6, 2016, we merged with Parkway, and on October 7, 2016, we spun off the operations of the combined companies' Houston business into a separate publicly traded company, New Parkway. Subsequent to the merger and spin-off, we sold three properties we acquired in the merger, sold one additional existing property, and purchased the outside partner's interest in a consolidated joint venture that owned four properties, increasing our ownership from approximately 30% to 100%. As a result of these activities, our owned square footage of operating properties increased from 15.4 million square feet immediately before the merger and spin-off to 17.0 million at December 31, 2016. In addition to adding properties to our existing markets of Atlanta, Charlotte and Austin, we also added properties in the new markets of Phoenix, Orlando and Tampa.
In the merger, we assumed Parkway indebtedness and subsequent to the merger but before December 31, 2016 we repaid $251.9 million in assumed Parkway mortgages. We funded the repayments and the purchase of the partnership interest discussed above with property sales and proceeds from a new, unsecured term loan totaling $250.0 million.
Other 2016 Activity
In addition to the transactions with Parkway, we continued to implement our strategy of selectively investing in Class A office assets in our core markets by commencing development activities on two new projects and adding a second phase to an existing development project. We entered into a joint venture with DFA to develop a 282,000 square foot regional headquarters for DFA. Total costs for this project are estimated at $94 million and we estimate a fourth quarter of 2018 completion. We also commenced development of a 224,000 square-foot office building in Atlanta that is expected to cost $73 million and is scheduled for a second quarter 2017 completion. In addition, we commenced the second phase of a build-to-suit project with NCR Corporation in Atlanta. This project will become NCR's world headquarters and the second phase is expected to cost $119 million and to be completed in the fourth quarter of 2018. In addition to continuing the development of the first phase of the NCR project, we continued the development of Carolina Square, a 123,000 square foot, mixed-use project in Chapel Hill, North Carolina. We are currently conducting pre-development activities on a project in Decatur, Georgia and are pursuing additional development opportunities that may result in projects that commence in 2017 or thereafter.
We also repurchased 1.6 million shares of our common stock for $13.7 million in the first portion of 2016 under a plan approved in 2015 which provides management with the ability to repurchase up to $100.0 million of shares through September 2017.
We sold our final building at North Point, 100 North Point Center East, early in 2016 for $22.0 million, sold One Ninety One Peachtree in the fourth quarter of 2016 for $268 million, and sold 20 acres of land at North Point in the fourth quarter for $4.8 million.
We leased or renewed approximately 2.4 million square feet of office space. The weighted average net effective rent per square foot, representing base rent less operating expense reimbursements and leasing costs, for new or renewed non-amenity leases with terms greater than one year was $18.17 per square foot. Cash basis net effective rent per square foot increased 10.3% on spaces that have been previously occupied in the past year. Cash basis net effective rent represents net rent at the end of the term paid by the prior tenant compared to the net rent at the beginning of the term paid by the current tenant. Our same property net operating income for the year increased by 6.1% on a GAAP basis and 8.4% on a cash basis. The same property leasing percentage remained stable throughout the year.
Market Conditions

As a result of the transactions with Parkway, we enhanced our geographic diversification with a deepened presence in Atlanta, Austin, and Charlotte while entering the new markets of Phoenix, Tampa, and Orlando. We believe these Sunbelt markets possess robust economic and market fundamentals. Employment growth in all six markets is ahead of the US average, while new office construction is below the 10-year historical average. As a result of these healthy office fundamentals, we believe our portfolio will benefit as we further drive occupancy and rental rate growth.
In Atlanta, we currently own a 6.9 million square foot, Class A office portfolio with a significant concentration in Buckhead, as well as assets in Midtown and Central Perimeter. Atlanta economic fundamentals remain strong. The city produced approximately 70,000 jobs in 2016, which is in the top four nationally. Office fundamentals are equally strong. While vacancy rates declined to 12%, the lowest level since 2001, development remained consistent. As of December 31, 2016, less than 1.2 million square feet of speculative office space was under construction across Atlanta, which represents just 1% of the city’s 124 million square foot Class A office market. These are historically low numbers for Atlanta at this point in the real estate cycle.
Austin real estate fundamentals also remain healthy. The city’s economy continued to grow well ahead of the national pace. Job growth remains robust with a 1.7% increase over the past year. Austin’s unemployment rate at the end of 2016 was 3.0%, below the national average of 4.7%, and one of the lowest in the country. Although new office supply remains slightly elevated in Austin, with 2.6 million square feet under construction, we do not believe this new supply poses a significant risk to our portfolio which was 96% leased and had 6.4 years of weighted-average lease term as of December 31, 2016.
Charlotte also continues to deliver steady growth. The city’s unemployment rate at the end of 2016 was 4.6%, its lowest level since 2007. Charlotte’s low cost, business-friendly environment continued to push demand for office space in 2016 with over 622,000 square feet of net absorption during 2016 and historically low vacancy rates at the top-tier office assets. Developers have responded to these healthy office fundamentals as approximately 2.3 million square feet of new supply is now under construction. However, similar to Austin, we believe that our portfolio is well-positioned as we are approximately 98% leased with approximately 8.4 years of remaining weighted average lease term.
In Phoenix, we now own 1.3 million square feet in the high-growth Tempe submarket. Our portfolio of Tempe assets is located within walking distance of Arizona State University and its 80,000 students. While Phoenix saw impressive job growth in 2016, the Tempe submarket has been particularly strong with high-tech software and services job growth. With the increase in demand in Tempe and little new supply, office rents have hit historical highs while vacancy in the Class A market is less than 3%.
In our Florida markets, we see similar themes as it relates to job growth and supply/demand characteristics as we see in our other Sun Belt markets. Our new Tampa portfolio consists of 1.7 million square feet of Class A office product in the Westshore submarket. Westshore, which is located in close proximity to the airport, leads Tampa with the highest rents and the lowest vacancy levels at approximately 8.4%. In Orlando, we currently own approximately 1 million square feet of Class A assets in the central business district, which leads the broader market in rental rates. Class A vacancy levels in the central business district has declined to 9%, and there are no office projects under development.
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
Real Estate Property Acquisitions. Upon acquisition of an operating property, we record the acquired tangible and intangible assets and assumed liabilities at fair value at the acquisition date. Fair value is based on estimated cash flow projections that utilize available market information and discount and/or capitalization rates as appropriate. Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions. The acquired assets and assumed liabilities for an acquired operating property generally include, but are not limited to: land, buildings, and identified tangible and intangible assets and liabilities associated with in-place leases, including tenant improvements, leasing costs, value of above-market and below-market leases, and value of acquired in-place leases.
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
The determination of the fair value of the acquired tangible and intangible assets and assumed liabilities of operating property acquisitions requires significant judgment about the numerous inputs discussed above. The use of different assumptions in these fair value calculations could significantly affect the reported amounts of the allocation of the acquisition related assets and liabilities and the related amortization and depreciation expense recorded for such assets and liabilities. In addition, since the values of above-market and below-market leases are amortized as either a reduction or increase to rental income, respectively, the judgments for these intangibles could have a significant impact on reported rental revenues and results of operations.
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
The first step in this process is for us to use judgment to determine whether an asset is considered to be held and used or held for sale, in accordance with accounting guidance. In order to be considered a real estate asset held for sale, we must, among other things, have the authority to commit to a plan to sell the asset in its current condition, have commenced the plan to sell the asset, and have determined that it is probable that the asset will sell within one year. If we determine that an asset is held for sale, we must record an impairment loss if the fair value less costs to sell is less than the carrying amount. All real estate assets not meeting the held for sale criteria are considered to be held and used.
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
The estimates and judgments used in the impairment process are highly subjective and susceptible to frequent change. If we determine that an asset is held and used, the results of operations could be materially different than if we determine that an asset is held for sale. Different assumptions we use in the calculation of undiscounted net cash flows of a project, including the assumptions associated with alternative strategies and the probabilities associated with alternative strategies, could cause a material impairment loss to be recognized when no impairment is otherwise warranted. Our assumptions about the discount rate used in a discounted cash flow estimate of fair value and our judgment with respect to market information could materially affect the decision to record impairment losses or, if required, the amount of the impairment losses.
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
We use considerable judgment in the determination of whether there are indicators of impairment present and in the assumptions, estimations, and inputs used in calculating the fair value of the investment. These judgments are similar to those outlined above in the impairment of real estate assets. We also use judgment in making the determination as to whether the impairment is temporary or other than temporary by considering, among other things, the length of time that the impairment has existed, the financial condition of the joint venture, and the ability and intent of the holder to retain the investment long enough for a recovery in market value. Our judgment as to the fair value of the investment or on the conclusion of the nature of the impairment could have a material impact on our financial condition, results of operations, and cash flows.
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
Discussion of New Accounting Pronouncements
In the first quarter of 2016, the Company adopted ASU 2015-03, "Simplifying the Presentation of Debt Costs" ("ASU 2015-03"). In accordance with ASU 2015-03, the Company began recording deferred financing costs related to its mortgage notes payable as a reduction in the carrying amount of its notes payable on the consolidated balance sheets. The Company reclassified $2.5 million in deferred financing costs from other assets to notes payable in its December 31, 2015 consolidated balance sheet to conform to the current period's presentation. Deferred financing costs related to the Company’s unsecured revolving credit facility continue to be included in other assets within the Company’s balance sheets in accordance with ASU 2015-15 "Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements."
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
In 2015, the FASB issued ASC 2015-02 "Consolidation (Topic 810): Amendments to the Consolidation Analysis." All legal entities are subject to reevaluation under the revised consolidation model. The amendment modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities or voting interest entities. It also eliminates the presumption that a general partner should consolidate a limited partnership. The guidance is effective for public entities with periods beginning after December 15, 2015 with early adoption permitted. The Company adopted this guidance effective January 1, 2016, and it did not have material impact on the consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers." Under the new guidance, companies will recognize revenue when the seller satisfies a performance obligation, which would be when the buyer takes control of the good or service. This new guidance could result in different amounts of revenue being recognized and could result in revenue being recognized in different reporting periods than under the current guidance. The new guidance specifically excludes revenue associated with lease contracts. ASU 2015-14, "Revenue from Contracts with Customers," was subsequently issued modifying the effective date to periods beginning after December 15, 2017, with early adoption permitted for periods beginning after December 15, 2016. The standard allows for either "full retrospective" adoption, meaning the standard is applied to all of the periods presented, or "modified retrospective" adoption, meaning the standard is applied only to the most recent period presented in the financial statements. The Company is currently assessing this guidance for future implementation and potential impact of adoption. The Company expects to adopt this guidance using the "modified retrospective" method effective January 1, 2018.
Results of Operations For The Three Years Ended December 31, 2016
General

Our financial results have been significantly affected by the merger with Parkway (the "Merger") and the spin-off of the combined companies' Houston business to New Parkway (the "Spin-Off") (collectively, the "Parkway Transactions") that occurred in October 2016. Our financial results have also been affected by various purchase and sale transactions during the periods. During 2014, we purchased Fifth Third Center and Northpark Town Center (collectively, the "2014 Acquisitions"). During 2014, we sold 600 University Park Place and Lakeshore Park Plaza which were considered discontinued operations (the "2014 Discontinued Operations Properties"). In addition, we sold Mahan Village, and 777 Main (collectively, the "2014 Dispositions") which were not considered discontinued operations. During 2015, we sold 2100 Ross, The Points at Waterview, and 200, 333, and 555 North Point Center East (collectively, the "2015 Dispositions"). During 2016, we sold 100 North Point Center East and One Ninety One Peachtree (collectively, the "2016 Dispositions"). Accordingly, our historical financial statements may not be indicative of future operating results.
Net Operating Income
The following results include the performance of our Same Property portfolio. Our Same Property portfolio includes office properties that have been fully operational in each of the comparable reporting periods. A fully operational property is one that has achieved 90% economic occupancy for each of the periods presented or has been substantially complete and owned by us for each of the periods presented. Same Property amounts for the 2016 versus 2015 comparison are from properties that were owned as of January 1, 2015 through December 31, 2016. Same Property amounts for the 2015 versus 2014 comparison are from properties that were owned as of January 1, 2014 through December 31, 2015. This information includes revenues and expenses of only consolidated properties.
We use Net Operating Income ("NOI"), a non-GAAP financial measure, to measure operating performance of our properties. NOI is also widely used by industry analysts and investors to evaluate performance. NOI, which is rental property revenues less rental property operating expenses, excludes certain components from net income in order to provide results that are more closely related to a property's results of operations. Certain items, such as interest expense, while included in net income, do not affect the operating performance of a real estate asset and are often incurred at the corporate level as opposed to the property level. As a result, management uses only those income and expense items that are incurred at the property level to evaluate a property's performance. Depreciation and amortization are also excluded from NOI. Same Property NOI allows analysts, investors, and management to analyze continuing operations and evaluate the growth trend of our portfolio.
NOI increased $39.2 million between the 2016 and 2015 periods as follows:

	Year Ended December 31,
	2016	2015	$ Change	% Change
Rental Property Revenues
Same Property	$71,802	$69,012	$2,790	4.0%
Non-Same Property	178,012	127,232	50,780	39.9%
	$249,814	$196,244	$53,570	27.3%

Rental Property Operating Expenses
Same Property	$30,783	$30,402	$381	1.3%
Non-Same Property	66,125	52,143	13,982	26.8%
	$96,908	$82,545	$14,363	17.4%

Same Property NOI	$41,019	$38,610	$2,409	6.2%
Non-Same Property NOI	111,887	75,089	36,798	49.0%
Total NOI	$152,906	$113,699	$39,207	34.5%
The increase in Same Property NOI was primarily driven by increases in revenues as a result of higher occupancy at 816 Congress and Promenade. Same Property operating expense increased due to these higher occupancy levels. The increase in Non-Same Property NOI is primarily due to the Parkway Transactions offset by the 2016 and 2015 Dispositions.
NOI increased $26.5 million between the 2015 and 2014 periods as follows:

	Year Ended December 31,
	2015	2014	$ Change	% Change
Rental Property Revenues
Same Property	$81,696	$78,151	$3,545	4.5%
Non-Same Property	114,548	85,972	28,576	33.2%
	$196,244	$164,123	$32,121	19.6%

Rental Property Operating Expenses
Same Property	$36,596	$35,720	$876	2.5%
Non-Same Property	45,949	41,243	4,706	11.4%
	$82,545	$76,963	$5,582	7.3%

Same Property NOI	$45,100	$42,431	$2,669	6.3%
Non-Same Property NOI	68,599	44,729	23,870	53.4%
Total NOI	$113,699	$87,160	$26,539	30.4%
The increase in Same Property NOI was primarily driven by an increase in revenues as a result of higher occupancy at Promenade. In addition, Promenade had lower expense due to operating expense savings in 2015. The increase in Non-Same Property NOI is primarily due to the commencement of operations at Colorado Tower and the 2014 Acquisitions, offset by decreases from the 2015 and 2014 Dispositions.
Fee Income
Fee income increased $1.1 million (14.4%) between 2016 and 2015 and decreased $5.2 million (41.7)% between 2015 and 2014. Fee income was higher in 2016 as a result of the recognition of additional development and leasing fees from joint venture properties. Fee income for 2014 was higher than 2015 because the 2014 amount includes a $4.5 million participation interest related to a contract that was assumed in the acquisition of an entity several years ago.
General and Administrative Expenses
General and administrative expenses increased $8.7 million (51.3%) between 2016 and 2015 and decreased $2.9 million (14.5%) between 2015 and 2014 primarily as a result of fluctuations in stock-based compensation expense due to the volatility in our stock price relative to office peers included in the SNL US Office REIT Index.
Interest Expense
Interest expense increased $3.9 million (17.2%) between 2016 and 2015 primarily as a result of mortgage loans assumed in the Parkway Transactions and as a result of the Company obtaining new mortgage loans on Colorado Tower and Fifth Third Center. Interest expense increased $1.8 million (8.3%) between 2015 and 2014 primarily as a result of the 816 Congress loan which closed in 2014 and higher higher average borrowings under the Credit Facility. These increases were partially offset by higher capitalized interest as a result of increased development expenditures.
Depreciation and Amortization
Depreciation and amortization increased $26.3 million (36.8%) between 2016 and 2015 primarily due to the Parkway Transactions. Depreciation and amortization increased $9.4 million (15.0%) between 2015 and 2014 primarily due to increases related to the 2014 Acquisitions.
Acquisition and Related Costs
Included in acquisition and related costs in 2016 are the costs associated with the Parkway Transactions. These costs included legal, accounting and financial advisory fees as well as the cost of due diligence work and the costs of combining the operations of Parkway with the Company. Costs included in acquisition and related costs in 2014 were related to the 2014 Acquisitions.
Other Expense
Other expense increased $4.7 million between 2016 and 2015 as a result of an impairment loss recorded on residential land. Other expense decreased $2.5 million between 2015 and 2014 primarily as a result of a decrease in predevelopment expenses.

Income from Unconsolidated Joint Ventures
Income from unconsolidated joint ventures consisted of the following in 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
Net operating income	$28,784	$24,335	$25,896
Other income	4,106	787	717
Depreciation and amortization	(13,905)	(11,645)	(11,913)
Interest expense	(8,423)	(7,455)	(7,364)
Land sales gain	—	2,280	2,165
Other gains	—	—	1,767
Income from unconsolidated joint ventures	$10,562	$8,302	$11,268
Income from unconsolidated joint ventures increased between 2016 and 2015 primarily because of an increase in net operating income resulting from two unconsolidated joint ventures acquired as a part of the Parkway Transactions and an increase in lease termination fees, offset by increases in depreciation and amortization expense and interest expense due to the Parkway Transactions. Income from unconsolidated joint ventures decreased between 2015 and 2014 primarily because of a gain on the sale of our investment in Cousins Watkins LLC in 2014.
Gain on Sale of Investment Properties
Included in gain on sale of investment properties in 2016 are gains recognized on the 2016 Dispositions as well as the sale of 20 acres of commercial land in our Northpoint project. The combined sales prices of the 2016 Dispositions represents a weighted average capitalization rate of 6.7%. Included in gain on sale of investment properties in 2015 are gains recognized on the 2015 Dispositions. The combined sales prices of the 2015 Dispositions represent a weighted average capitalization rate of 6.5%. Included in gain on sale of investment properties in 2014 are gains recognized on the 2014 Dispositions. The combined sales prices of the 2014 Dispositions and the 2014 Discontinued Operations Properties represent a weighted average capitalization rate of 6.3%. Capitalization rates are calculated by dividing projected annualized NOI by the sales price.
Discontinued Operations
Discontinued operations contains the operations of Post Oak Central and Greenway Plaza (the "Houston Properties"), two of our properties that were included in the Spin-Off. Because we decided to exit the Houston market in connection with the Parkway Transactions, the Spin-Off represents a strategic shift that has a significant impact on our operations. As such, the Spin-Off of these properties qualify for discontinued operations treatment. The operations of the Houston Properties have been reclassified into discontinued operations for all periods presented. In addition, in 2014 we sold Lakeshore Park Plaza and 600 University Place, both located in Birmingham, Alabama, and these properties qualified for discontinued operations treatment at that time. Included in discontinued operations for 2014 is a gain on the sale of these two properties. Income from discontinued operations increased in 2015 then decreased in 2016 because we purchased the Houston Properties in 2014 and the Spin-Off occurred in 2016. Thus, 2015 represented the only full year of operations for these assets in our financial statements.
Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests includes the outside parties' share of the net income of CPLP as well as that of certain other consolidated entities.
Preferred Stock Original Issuance Costs
In 2014, we redeemed all outstanding shares of our 7.5% Series B Cumulative Redeemable Preferred Stock. In connection with this redemption, net income available for common shareholders decreased by $3.5 million (non-cash), which represented the original issuance costs applicable to the shares redeemed.
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
FFO is used by industry analysts and investors as a supplemental measure of a REIT’s operating performance. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry investors and analysts have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. Thus, NAREIT created FFO as a supplemental measure of REIT operating performance that excludes historical cost depreciation, among other items, from GAAP net income. The use of FFO, combined with the required primary GAAP presentations, has been fundamentally beneficial, improving the understanding of operating results of REITs among the investing public and making comparisons of REIT operating results more meaningful. Our management evaluates operating performance in part based on FFO. Additionally, our management uses FFO, along with other measures, to assess performance in connection with evaluating and granting incentive compensation to our officers and other key employees. The reconciliation of net income (loss) available to common stockholders to FFO is as follows for the years ended December 31, 2016, 2015, and 2014 (in thousands, except per share information):

	Year Ended December 31,
	2016	2015	2014
Net Income Available to Common Stockholders	$79,109	$125,518	$45,519
Depreciation and amortization of real estate assets:
Consolidated properties	96,583	70,003	61,391
Discontinued properties	47,345	63,791	77,760
Share of unconsolidated joint ventures	13,904	11,645	11,915
Partners' share of real estate depreciation	(3,564)	—	—
(Gain) loss on sale of depreciated properties:
Consolidated properties	(73,533)	(78,759)	(30,188)
Discontinued properties	—	551	—
Share of unconsolidated joint ventures	—	—	(1,767)
Non-controlling interest related to unit holders	784	—	574
Funds From Operations	$160,628	$192,749	$165,204
Per Common Share — Diluted:
Net Income Available	$0.31	$0.58	$0.22
Funds From Operations	$0.63	$0.89	$0.81
Weighted Average Shares — Diluted	256,023	215,979	204,460
Net Operating Income
Company management evaluates the performance of its property portfolio in part based on NOI. NOI represents rental property revenues less rental property operating expenses. NOI is not a measure of cash flows or operating results as measured by GAAP, is not indicative of cash available to fund cash needs and should not be considered an alternative to cash flows as a measure of liquidity. All companies may not calculate NOI in the same manner. The Company considers NOI to be an appropriate supplemental measure to net income as it helps both management and investors understand the core operations of the Company's operating assets. NOI excludes corporate general and administrative expenses, interest expense, depreciation and amortization, impairments, gains/loss on sales of real estate, and other non-operating items.
The following reconciles NOI to Net Income each of the periods presented (in thousands):

	Year Ended December 31,
	2016	2015	2014
Net Income	$80,104	$125,629	$53,008
Fee income	(8,347)	(7,297)	(12,519)
Other income	(1,050)	(828)	(919)
Reimbursed expenses	3,259	3,430	3,652
General and administrative expenses	25,592	16,918	19,784
Interest expense	26,650	22,735	20,983
Depreciation and amortization	97,948	71,625	62,258
Acquisition and merger costs	24,521	299	1,130
Other expenses	5,888	1,181	3,729
Loss on extinguishment of debt	5,180	—	—
Income from unconsolidated joint ventures	(10,562)	(8,302)	(11,268)
Gain on sale of investment properties	(77,114)	(80,394)	(12,536)
Income from discontinued operations	(19,163)	(31,297)	(40,122)
Net Operating Income	$152,906	$113,699	$87,180
Liquidity and Capital Resources
Our primary short-term and long-term liquidity needs include the following:

•	property acquisitions;

•	expenditures on development projects;

•	building improvements, tenant improvements, and leasing costs;

•	principal and interest payments on indebtedness;

•	repurchase of our common stock; and

•	common stock dividends.
We may satisfy these needs with one or more of the following:

•	net cash from operations;

•	sales of assets;

•	borrowings under our Credit Facility;

•	proceeds from unsecured debt;

•	proceeds from mortgage notes payable;

•	proceeds from equity offerings;

•	issuance of CPLP limited partnership units; and

•	joint venture formations.
Financial Condition
A key component of our strategy is to maintain a conservative balance sheet with leverage that enables us to be positioned for future growth. Our conservative balance sheet was a factor in our ability to complete the Parkway Transactions. Our debt to total market capitalization ratio at December 31, 2016 was 32.3% and as of December 31, 2015 it was 32.2%. We expect to further reduce indebtedness in 2017 and may do so with property sales and/or common stock issuances.
As of December 31, 2016, we had $134.0 million outstanding under our Credit Facility, and had the ability to borrow an additional $365.0 million under the Credit Facility.
Contractual Obligations and Commitments
At December 31, 2016, we were subject to the following contractual obligations and commitments (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 years
Contractual Obligations:
Company debt:
Unsecured Credit Facility	$134,000	$—	$134,000	$—	$—
Term Loan	250,000	—	—	250,000	—
Mortgage notes payable	994,676	495,916	42,395	45,082	411,283
Interest commitments (1)	203,898	47,247	58,201	49,557	48,893
Ground leases	209,770	2,320	4,642	4,646	198,162
Other operating leases	1,382	475	688	219	—
Total contractual obligations	$1,793,726	$545,958	$239,926	$349,504	$658,338
Commitments:
Unfunded development and tenant improvement commitments	135,696	135,696	—	—	—
Letters of credit, performance bonds	3,824	3,167	657	—	—
Total commitments	$139,520	$138,863	$657	$—	$—

(1)	Interest on variable rate obligations is based on rates effective as of December 31, 2016.
In addition, we have several standing or renewable service contracts mainly related to the operation of our buildings. These contracts were entered into in the ordinary course of business and are generally one year or less. These contracts are not included in the above table and are usually reimbursed in whole or in part by tenants.
Debt Associated with the Merger and Spin-Off
In connection with the Merger, we assumed $635.2 million of mortgage debt at a weighted average stated interest rate of 5.2%. Subsequent to the Merger and before December 31, 2016, we repaid $251.9 million of this assumed mortgage debt, which included the legal defeasance of a $20.2 million mortgage loan. In connection with the Spin-Off, we distributed the Post Oak Central mortgage note to New Parkway on October 7, 2016.
In the Merger, we assumed $550 million in Parkway unsecured term debt, received proceeds from a $350 million senior secured term loan and repaid the $550 million in unsecured term debt. In the Spin-Off, we distributed the $350 million senior secured term loan to New Parkway.
Other Mortgage Loan Information

In 2016, we had the following mortgage loan activity:

•
Entered into a $120.0 million non-recourse mortgage loan secured by Colorado Tower, a 373,000 square foot office building in Austin, Texas. The mortgage bears interest at a fixed annual rate of 3.45% and matures September 1, 2026.

•
Entered into a $150.0 million non-recourse mortgage loan secured by Fifth Third Center, a 698,000 square foot office building in Charlotte, North Carolina. The mortgage bears interest at a fixed annual rate of 3.37% and matures October 1, 2026.

•	Repaid the 191 Peachtree Tower mortgage loan in full in connection with a sale of the building and paid a $3.7 million prepayment penalty.
In 2015, we prepaid, without penalty, the $14.2 million The Points at Waterview mortgage note. The note was scheduled to mature on January 1, 2016.
Our existing mortgage debt is primarily non-recourse, fixed-rate mortgage loans secured by various real estate assets. Many of our non-recourse mortgages contain covenants which, if not satisfied, could result in acceleration of the maturity of the debt. We expect to either refinance the non-recourse mortgage loans at maturity or repay the mortgage loans with proceeds from other financings. As of December 31, 2016, the weighted average interest rate on our consolidated debt was 4.25%.
As a result of the Parkway Transactions, we assumed four non-recourse mortgage loans with an aggregate principal amount of $360.0 million that mature in 2017. In addition, we have one additional non-recourse mortgage loan with a principal balance of $127.5 million that matures in 2017. While we do not currently have the liquid funds available to satisfy the obligations, we expect to repay these loans when they mature with a combination of sources of capital including, but not limited to, asset sales, unsecured debt, mortgage loans on these or other properties, or issuance of common equity.

Credit Facility Information
We maintain a $500 million Credit Facility that matures in May 2019. The Credit Facility may be expanded to $750 million. The Credit Facility bears interest at the London Interbank Offered Rate (“LIBOR”) plus a spread, based on our leverage ratio, as defined in the Credit Facility. At December 31, 2016, we had $134.0 million drawn on the facility and a total available borrowing capacity of $365.0 million. The amount that we may draw is a defined calculation based on our unencumbered assets and other factors and is reduced by both letters of credit and borrowings outstanding.
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
Term Loan
During 2016, we obtained a $250 million Term Loan that matures on December 2, 2021. The Term Loan contains financial covenants consistent with those of the Credit Facility. The Term Loan bears interest at the London Interbank Offered Rate (“LIBOR”) plus a spread, based on our leverage ratio, as defined in the Term Loan. The Term Loan's covenants are consistent with those of the Credit Facility.
Future Capital Requirements
Over the long term, we intend to actively manage our portfolio of properties and strategically sell assets to exit our non-core holdings, reposition our portfolio of income-producing assets geographically, and generate capital for future investment activities. We expect to continue to utilize indebtedness to fund future commitments as well as utilize construction facilities for some development assets, if available and under appropriate terms.
We may also generate capital through the issuance of securities that include common or preferred stock, warrants, debt securities, depositary shares or the issuance of CPLP limited partnership units. In January 2017, we filed a shelf registration statement to allow for the issuance from time to time of such securities. Management will continue to evaluate all public equity sources and select the most appropriate options as capital is required.
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
Cash Flows
We report and analyze our cash flows based on operating activities, investing activities and financing activities. Cash and cash equivalents were $35.7 million, $2.0 million, and $0 at December 31, 2016, 2015, and 2014, respectively. The following table sets forth the changes in cash flows (in thousands):

	Year Ended December 31,			2016 to 2015 Change	2015 to 2014 Change
	2016	2015	2014
Net cash provided by operating activities	$111,282	$151,661	$142,400	$(40,379)	$9,261
Net cash provided by (used in) investing activities	460,939	38,482	(461,615)	422,457	500,097
Net cash provided by (used in) financing activities	(538,537)	(188,140)	318,240	(350,397)	(506,380)
The reasons for significant increases and decreases in cash flows between the periods are as follows:

Cash Flows from Operating Activities. Cash provided by operating activities decreased $40.4 million between the 2016 and 2015 periods primarily as a result of payment of expenses associated with the Parkway Transactions and the timing of payment of property expenses. Cash provided by operating activities increased $9.3 million between the 2015 and 2014 periods primarily as a result of an increase in cash provided from property operations.
Cash Flows from Investing Activities. Cash flows provided by investing activities increased $422.5 million between the 2016 and 2015 periods primarily from assets sales in 2016. Cash flows from investing activities increased $500.1 million between the 2015 and 2014 period primarily as a result of decreases in acquisition, development and tenant expenditures between the periods.
Cash Flows from Financing Activities. Cash flows used in financing activities decreased $350.4 million between the 2016 and 2015 periods primarily as a result of an increase in payments to noncontrolling interest holders and cash distributed to New Parkway in connection with the Spin-Off. Cash flows from financing activities decreased $506.4 million between 2015 and 2014 periods, primarily as a result of a decrease in proceeds from common stock offerings and a decrease in net proceeds from indebtedness.
Capital Expenditures
We incur capital expenditures related to our real estate assets that include acquisition of properties, development of new properties, redevelopment of existing or newly purchased properties, leasing costs for new or replacement tenants and ongoing property repairs and maintenance.
Capital expenditures for assets we develop or acquire and then hold and operate are included in the property acquisition, development, and tenant asset expenditures line item within investing activities on the statements of cash flows. Amounts accrued are removed from the table below (accrued capital expenditures adjustment) to show the components of these costs on a cash basis. Components of expenditures included in this line item for the years ended December 31, 2016, 2015 and 2014 are as follows (in thousands):

	2016	2015	2014
Acquisition of property	$—	$—	$551,153
Projects under development	109,760	52,015	63,911
Operating properties—leasing costs	50,030	28,052	10,431
Operating properties—building improvements	30,718	83,615	76,296
Land held for investment	—	8,098	—
Capitalized interest	4,696	3,579	2,535
Capitalized salaries	6,248	7,146	6,821
Accrued capital expenditures adjustment	(7,918)	2,483	(404)
Total property acquisition, development and tenant asset expenditures	$193,534	$184,988	$710,743
Capital expenditures increased $8.5 million between 2016 and 2015 primarily due to an increase in projects under development and leasing costs, offset by a decrease in building improvement expenditures. Capital expenditures decreased $525.8 million between 2015 and 2014, mainly due to decreased operating property acquisition activity. Leasing costs, as well as some of the tenant improvements and capitalized personnel costs, are a function of the number and size of executed new and renewed leases. The amount of tenant improvements and leasing costs on a per square foot basis for 2016, 2015 and 2014 were as follows:

	2016	2015	2014
New leases	$6.10	$5.90	$6.84
Renewal leases	$3.88	$2.15	$3.23
Expansion leases	$5.51	$6.32	$5.59
The amounts of tenant improvement and leasing costs on a per square foot basis vary by lease and by market. Given the level of expected leasing and renewal activity, in future periods, we expect tenant improvements and leasing costs per square foot to remain consistent with those experienced during 2016.
Dividends. We paid dividends on our common stock of $50.5 million, $69.2 million, and $61.6 million in 2016, 2015, and 2014, respectively. In 2014, we also paid $3.0 million in dividends on preferred stock. We funded these dividends with cash provided by operating activities. We declared and paid our fourth quarter 2016 dividend in the amount of $0.06 per share in

January 2017, which accounts for the decrease in common dividends paid in 2016 as compared to 2015. We expect to fund our quarterly distributions to common stockholders with cash provided by operating activities, proceeds from investment property sales, distributions from unconsolidated joint ventures and indebtedness, if necessary.
On a quarterly basis, we review the amount of our common dividend in light of current and projected future cash provided by operating activities and also consider the requirements needed to maintain our REIT status. In addition, we have certain covenants under our Credit Facility which could limit the amount of common dividends paid. In general, common dividends of any amount can be paid as long as leverage, as defined in the facility, is less than 60% and we are not in default under our facility. Certain conditions also apply in which we can still pay common dividends if leverage is above that amount. We routinely monitor the status of our common dividend payments in light of the Credit Facility covenants. In the first quarter of 2015, we increased the quarterly common dividend from $0.075 per share to $0.080 per share. In the fourth quarter of 2016, we decreased the quarterly common dividend to $0.060 per share.
Effects of Inflation
We attempt to minimize the effects of inflation on income from operating properties by providing periodic fixed-rent increases or increases based on the Consumer Price Index and/or pass-through of certain operating expenses of properties to tenants or, in certain circumstances, rents tied to tenants’ sales.
Off Balance Sheet Arrangements
General. We have a number of off balance sheet joint ventures with varying structures, as described in note 6 to consolidated financial statements. Most of the joint ventures in which we have an interest are involved in the ownership and/or development of real estate. A venture will fund capital requirements or operational needs with cash from operations or financing proceeds. If additional capital is deemed necessary, a venture may request a contribution from the partners, and we will evaluate such request. Except as previously discussed, based on the nature of the activities conducted in these ventures, management cannot estimate with any degree of accuracy amounts that we may be required to fund in the short or long-term. However, management does not believe that additional funding of these ventures will have a material adverse effect on our financial condition or results of operations.
Debt. At December 31, 2016, our unconsolidated joint ventures had aggregate outstanding indebtedness to third parties of $526.5 million. These loans are generally mortgage or construction loans, most of which are non-recourse to us, except as described below. In addition, in certain instances, we provide “non-recourse carve-out guarantees” on these non-recourse loans. Certain of these loans have variable interest rates, which creates exposure to the ventures in the form of market risk due to interest rate changes. At December 31, 2016, $6.3 million of debt at our unconsolidated joint ventures were recourse to us.
We guarantee repayment of up to $3.4 million of the EP II LLC construction loan, which has a maximum amount available of $46.0 million. At December 31, 2016, we guaranteed $8.6 million based on amounts outstanding as of that date under this loan. This guarantee may be reduced and/or eliminated based on achievement of certain criteria. We also guarantee 12.5% of the loan amount related to the Carolina Square construction loan, which has a lending capacity of $79.8 million, and $23.7 million outstanding as of December 31, 2016.

Item 7A.	Quantitative and Qualitative Disclosure about Market Risk
Our primary exposure to market risk results from our debt, which bears interest at both fixed and variable rates. We attempt to mitigate this risk by limiting our debt exposure in total and our maturities in any one year and weighting more towards fixed-rate debt in our portfolio. The fixed rate debt obligations limit the risk of fluctuating interest rates, and generally are mortgage loans secured by certain of our real estate assets. As a result of the Parkway Transactions, we assumed four non-recourse mortgage loans with an aggregate principal amount of $360.0 million that mature in 2017. In addition, we have one additional non-recourse mortgage loan with a principal balance of $127.5 million that matures in 2017. We expect to repay these loans when they mature with a combination of sources of capital including, but not limited to, asset sales, unsecured debt, mortgage loans on these or other properties, or issuance of common equity. At December 31, 2016, we had $994.7 million of fixed rate debt outstanding at a weighted average interest rate of 4.87%. At December 31, 2015, we had $629.3 million of fixed rate debt outstanding at a weighted average interest rate of 4.57%. The amount of fixed-rate debt outstanding increased and the weighted average interest rate increased from 2015 to 2016 as a result of the loans assumed in the Parkway Transactions having higher rates than the loans we had at December 31, 2015. See note 9 of the notes to consolidated financial statements included in this Annual Report on Form 10-K for additional information regarding 2016 debt activity.
At December 31, 2016, we had $384.0 million of variable rate debt outstanding, which consisted of the Credit Facility with an outstanding balance of $134.0 million at a weighted average interest rate of 1.87% and a $250.0 million term loan with a weighted average interest rate of 1.97%. As of December 31, 2015, we had $92.0 million of variable rate debt outstanding which consisted of the Credit Facility at a weighted average interest rate of 1.53%. Based on our average variable rate debt balances in 2016, interest incurred would have increased by $2.3 million in 2016 if these interest rates had been 1% higher.
The following table summarizes our market risk associated with notes payable as of December 31, 2016. It includes the principal maturing, an estimate of the weighted average interest rates on those expected principal maturity dates and the fair values of the Company’s fixed and variable rate notes payable. Fair value was calculated by discounting future principal payments at estimated rates at which similar loans could have been obtained at December 31, 2016. The information presented below should be read in conjunction with note 9 of notes to consolidated financial statements included in this Annual Report on Form 10-K. We did not have a significant level of notes receivable at December 31, 2016, and the table does not include information related to notes receivable.

($ in thousands)	2017	2018	2019	2020	2021	Thereafter	Total	Estimated Fair Value
Notes Payable:
Fixed Rate	$495,916	$9,348	$33,047	$33,826	$11,256	$411,283	$994,676	$1,013,139
Average Interest Rate	5.99%	3.43%	4.01%	6.00%	—%	3.66%	4.87%
Variable Rate	$—	$—	$134,000	$—	$250,000	$—	$384,000	$384,000
Average Interest Rate (1)	—	—	1.87%	—%	1.97%	—	1.73%
(1) Interest rates on variable rate notes payable are equal to the variable rates in effect on December 31, 2016.

Item 8.	Financial Statements and Supplementary Data
The consolidated financial statements, notes to consolidated financial statements, and report of independent registered public accounting firm are included on pages F-1 through F-33.
The following selected quarterly financial information (unaudited) for the years ended December 31, 2016 and 2015 should be read in conjunction with the consolidated financial statements and notes thereto included herein (in thousands, except per share amounts):

	Quarters
	First	Second	Third	Fourth
2016	(Unaudited)
Revenues	$47,942	$48,305	$48,672	$114,292
Income from unconsolidated joint ventures	1,834	1,784	1,527	5,418
Gain (loss) on sale of investment properties	14,190	(246)	—	63,169
Income from continuing operations	14,694	242	2,920	43,085
Discontinued operations	8,101	7,523	8,737	(5,198)
Net income	22,796	7,765	11,657	37,887
Net income attributable to controlling interest	22,796	7,765	11,657	36,892
Net income available to common stockholders	22,796	7,765	11,657	36,892
Basic and diluted net income per common share	$0.11	$0.04	$0.06	$0.10

	Quarters
	First	Second	Third	Fourth
2015	(Unaudited)
Revenues	$48,915	$52,667	$52,873	$49,913
Income from unconsolidated joint ventures	1,611	1,761	3,716	1,214
Gain (loss) on sale of investment properties	1,105	(576)	37,145	42,720
Income from continuing operations	2,206	27	44,739	47,361
Discontinued operations	4,997	7,925	8,881	9,494
Net income	7,203	7,951	53,620	56,855
Net income attributable to controlling interest	7,203	7,951	53,620	56,744
Net income available to common stockholders	7,203	7,951	53,620	56,744
Basic and diluted net income per common share	$0.03	$0.04	$0.25	$0.27

The above quarterly information may not sum to full year information due to rounding. Other financial statements and financial statement schedules required under Regulation S-X are filed pursuant to item 15 of part IV of this report. The amounts presented in 2015 have been restated from previous period presentations due to reclassifications related to discontinued operations. See note 3 in the notes to the consolidated financial statements for further detail.
During 2016 and 2015, our quarterly results varied as a result of the timing of the sales of assets, which generated gains within quarters of each year and as a result of the effects of the Parkway Transactions. These gains were recorded within gain (loss) on sale of investment properties, income (loss) from discontinued operations and income from unconsolidated joint ventures.

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
Management, under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. The framework on which the assessment was based is described in “Internal Control – Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, we concluded that we maintained effective internal control over financial reporting as of December 31, 2016. Deloitte & Touche, our independent registered public accounting firm, issued an opinion on the effectiveness of our internal control over financial reporting as of December 31, 2016, which follows this report of management.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Cousins Properties Incorporated
Atlanta, Georgia

We have audited the internal control over financial reporting of Cousins Properties Incorporated and subsidiaries (the "Company") as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2016 of the Company and our report dated February 20, 2017 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s change in method of accounting for and disclosure of discontinued operations and disposals of components of an entity due to the adoption of a new accounting standard.
/s/ DELOITTE & TOUCHE LLP
Atlanta, Georgia
February 20, 2017

Item 9B.	Other Information
None.
PART III
Directors, Executive Officers and Corporate Governance
The information required by Items 401, 405, 406, and 407 of Regulation S-K is presented in item X in part I above and is included under the captions “Proposal 1 - Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement relating to the 2017 Annual Meeting of the Registrant’s Stockholders, and is incorporated herein by reference. The Company has a Code of Business Conduct and Ethics (the “Code”) applicable to its Board of Directors and all of its employees. The Code is publicly available on the “Investor Relations” page of its website site at www.cousinsproperties.com. Section 1 of the Code applies to the Company’s senior executive and financial officers and is a “code of ethics” as defined by applicable SEC rules and regulations. If the Company makes any amendments to the Code other than technical, administrative or other non-substantive amendments, or grants any waivers, including implicit waivers, from a provision of the Code to the Company’s senior executive or financial officers, the Company will disclose on its website the nature of the amendment or waiver, its effective date and to whom it applies. There were no amendments or waivers during 2016.

Item 11.	Executive Compensation
The information required by Items 402 and 407 of Regulation S-K is included under the captions “Executive Compensation” “Director Compensation” and "Compensation Committee Interlocks and Insider Participation" in the Proxy Statement relating to the 2017 Annual Meeting of the Registrant’s Stockholders is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information under the captions “Beneficial Ownership of Common Stock” and "Equity Compensation Plan Information" in the Proxy Statement relating to the 2017 Annual Meeting of the Registrant’s Stockholders is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information under the caption “Certain Transactions” and “Director Independence” in the Proxy Statement relating to the 2017 Annual Meeting of the Registrant’s Stockholders is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
The information under the caption “Summary of Fees to Independent Registered Public Accounting Firm” in the Proxy Statement relating to the 2017 Annual Meeting of the Registrant’s Stockholders has fee information for fiscal years 2016 and 2015 and is incorporated herein by reference.
PART IV
Item 15. Exhibits and Financial Statement Schedules

(a)	1. Financial Statements

A.	The following consolidated financial statements of the Registrant, together with the applicable report of independent registered public accounting firm, are filed as a part of this report:

2.	Financial Statement Schedule

The following financial statement schedule for the Registrant is filed as a part of this report:

Page Number
A. Schedule III—Real Estate and Accumulated Depreciation—December 31, 2016	S-1 through S-3
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

2.2
Agreement and Plan of Merger, dated April 28, 2016, by and among Parkway Properties, Inc., Parkway Properties LP, Cousins Properties Incorporated and Clinic Sub Inc., filed as Exhibit 2.1 to the Registrant's Current Form on Form 8-K filed on April 29, 2016, and incorporated herein by reference.

2.3
Separation, Distribution and Transition Services Agreement, dated as of October 5, 2016, by and among the Registrant, Cousins Properties LP, Clinic Sub Inc., Parkway Properties, Inc., Parkway Properties LP, Parkway Properties General Partners, Inc., Parkway, Inc. and Parkway Operating Partnership LP., filed as Exhibit 2.1 to the Registrant's Current Form on Form 8-K filed on October 6, 2016, and incorporated herein by reference.

2.4
Tax Matters Agreement, dated as of October 5, 2016, by and among the Registrant, Cousins Properties LP, Clinic Sub Inc., Parkway Properties, Inc., Parkway Properties LP, Parkway Properties General Partners, Inc., Parkway, Inc. and Parkway Operating Partnership LP., filed as Exhibit 2.2 to the Registrant's Current Form on Form 8-K filed on October 6, 2016, and incorporated herein by reference.

2.5
Employee Matters Agreement, dated as of October 5, 2016, by and among the Registrant, Cousins Properties LP, Clinic Sub Inc., Parkway Properties, Inc., Parkway Properties LP, Parkway Properties General Partners, Inc., Parkway, Inc. and Parkway Operating Partnership LP., filed as Exhibit 2.3 to the Registrant's Current Form on Form 8-K filed on October 6, 2016, and incorporated herein by reference.

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

3.1.5
Articles of Amendment to Restated and Amended Articles of Incorporation of Cousins, as amended October 6, 2016, filed as Exhibit 3.1 and 3.1.1 to the Registrant's Current Form on Form 8-K filed on October 7, 2016, and incorporated herein by reference.

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

10(a)(xxxiv)*
Cousins Properties Incorporated 2005 Restricted Stock Unit Plan — Form of Restricted Stock Unit Certificate for 2016-2018 Performance Period, filed as Exhibit 10(a)(xxxiv) to the Registrant's Form 10-K for the year ended December 31, 2015, and incorporated herein by reference.

10(a)(xxxv)*
Cousins Properties Incorporated 2009 Incentive Stock Plan – Form of Stock Grant Certificate, filed as Exhibit 10(a)(xxxv) to the Registrant's Form 10-K for the year ended December 31, 2015, and incorporated herein by reference.

10(a)(xxxvi)*
Form of Amendment Number One to Change in Control Severance Agreement, filed as Exhibit 10(a)(xxxvi) to the Registrant's Form 10-K for the year ended December 31, 2015, and incorporated herein by reference.

10(a)(xxxvii)*†	Cousins Properties Incorporated 2005 Restricted Stock Unit Plan — Form of Restricted Stock Unit Certificate for 2017-2019 Performance Period.

10(a)(xxxviii)*†	Cousins Properties Incorporated 2009 Incentive Stock Plan – Form of Stock Grant Certificate.

10(g)	Form of Indemnification Agreement, filed as Exhibit 10.1 to the Registrant’s Form 8-K dated June 18, 2007, and incorporated herein by reference.

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

10(i)
First Amendment to Third Amended and Restated Credit Agreement, dated as of June 6, 2016, among the Registrant, the co-borrowers from time to time party thereto, the lenders party thereto, and Bank of America, N.A., as administrative agent, filed as Exhibit 10.1 to the Registrant's Current Form on Form 8-K filed on June 7, 2016, and incorporated herein by reference.

10(j)	Agreement of Limited Partnership of Cousins Properties LP., filed as Exhibit 10.1 to the Registrant's Current Form on Form 8-K filed on October 7, 2016, and incorporated herein by reference.

10(k)
Stockholders Agreement, dated April 28, 2016, by and among Cousins Properties Incorporated, TPG VI Pantera Holdings, L.P. and TPG VI Management, LLC, filed as Exhibit 10.1 to the Registrant's Current Form on Form 8-K filed on April 29, 2016, and incorporated herein by reference.

10(l)†
Second Amendment to Third Amended and Restated Credit Agreement, dated as of December 1, 2016, among the Registrant, the co-borrowers from time to time party thereto, the lenders party thereto, and Bank of America, N.A., as administrative agent.

10(m)†
Term Loan Agreement, dated as of December 2, 2016, among the Registrant, the co-borrowers from time to time party thereto, the lenders party thereto, and Bank of America, N.A., as administrative agent.

11
Computation of Per Share Earnings. Data required by SFAS No. 128, “Earnings Per Share,” is provided in note 16 of notes to consolidated financial statements included in this Annual Report on Form 10-K, and incorporated herein by reference.

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

Cousins Properties Incorporated (Registrant)
Dated:	February 20, 2017
		BY:	/s/ Gregg D. Adzema
Gregg D. Adzema
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Capacity	Date
/s/ Lawrence L. Gellerstedt III	Chief Executive Officer,	February 20, 2017
Lawrence L. Gellerstedt III	President and Director (Principal Executive Officer)

/s/ Gregg D. Adzema	Executive Vice President and	February 20, 2017
Gregg D. Adzema	Chief Financial Officer (Principal Financial Officer)

/s/ John D. Harris, Jr.	Senior Vice President, Chief	February 20, 2017
John D. Harris, Jr.	Accounting Officer, Treasurer and Assistant Secretary (Principal Accounting Officer)

/s/ Robert M. Chapman	Director	February 20, 2017
Robert M. Chapman

/s/ Charles T. Cannada	Director	February 20, 2017
Charles T. Cannada

/s/ Edward M. Casal	Director	February 20, 2017
Edward M. Casal

/s/ Kelvin M. Davis	Director	February 20, 2017
Kelvin M. Davis

/s/ Lillian C. Giornelli	Director	February 20, 2017
Lillian C. Giornelli

/s/ S. Taylor Glover	Chairman of the Board of Directors	February 20, 2017
S. Taylor Glover

/s/ Donna W. Hyland	Director	February 20, 2017
Donna W. Hyland

/s/ Brenda J. Mixson	Director	February 20, 2017
Brenda J. Mixson

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Cousins Properties Incorporated:
Atlanta, Georgia

We have audited the accompanying consolidated balance sheets of Cousins Properties Incorporated and subsidiaries (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cousins Properties Incorporated and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in Note 2 to the consolidated financial statements, during the second quarter of 2014, the Company changed its method of accounting for and disclosure of discontinued operations and disposals of components of an entity due to the adoption of Accounting Standards Update 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2017 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Atlanta, Georgia
February 20, 2017

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands, except share and per share amounts)

	December 31,
	2016	2015
Assets:
Real estate assets:
Operating properties, net of accumulated depreciation of $215,856 and $352,350 in 2016 and 2015, respectively	$3,432,522	$2,194,781
Projects under development	162,387	27,890
Land	4,221	17,829
	3,599,130	2,240,500
Real estate assets and other assets held for sale, net of accumulated depreciation and amortization of $7,200 in 2015	—	7,246
Cash and cash equivalents	35,687	2,003
Restricted cash	15,634	4,304
Notes and accounts receivable, net of allowance for doubtful accounts of $1,167 and $1,353 in 2016 and 2015, respectively	27,683	10,828
Deferred rents receivable	39,464	67,258
Investment in unconsolidated joint ventures	179,397	102,577
Intangible assets, net of accumulated amortization of $53,483 and $103,458 in 2016 and 2015, respectively	245,529	124,615
Other assets	29,083	35,989
Total assets	$4,171,607	$2,595,320
Liabilities:
Notes payable	$1,380,920	$718,810
Accounts payable and accrued expenses	109,278	71,739
Deferred income	33,304	29,788
Intangible liabilities, net of accumulated amortization of $12,227 and $26,890 in 2016 and 2015, respectively	89,781	59,592
Other liabilities	44,084	30,629
Liabilities of real estate assets held for sale	—	1,347
Total liabilities	1,657,367	911,905
Commitments and contingencies
Equity:
Stockholders' investment:
Preferred stock, $1 par value, 20,000,000 shares authorized, 6,867,357 and 0 shares issued and outstanding in 2016 and 2015, respectively	6,867	—
Common stock, $1 par value, 700,000,000 shares authorized, 403,746,938 and 220,255,676 shares issued in 2016 and 2015, respectively	403,747	220,256
Additional paid-in capital	3,407,430	1,722,224
Treasury stock at cost, 10,329,082 and 8,742,181 shares in 2016 and 2015, respectively	(148,373)	(134,630)
Distributions in excess of cumulative net income	(1,214,114)	(124,435)
Total stockholders' investment	2,455,557	1,683,415
Nonredeemable noncontrolling interests	58,683	—
Total equity	2,514,240	1,683,415
Total liabilities and equity	$4,171,607	$2,595,320

See notes to consolidated financial statements.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share amounts)

	Year Ended December 31,
	2016	2015	2014
Revenues:
Rental property revenues	$249,814	$196,244	$164,123
Fee income	8,347	7,297	12,519
Other	1,050	828	919
	259,211	204,369	177,561
Costs and expenses:
Rental property operating expenses	96,908	82,545	76,963
Reimbursed expenses	3,259	3,430	3,652
General and administrative expenses	25,592	16,918	19,784
Interest expense	26,650	22,735	20,983
Depreciation and amortization	97,948	71,625	62,258
Acquisition and merger costs	24,521	299	1,130
Other	5,888	1,181	3,729
	280,766	198,733	188,499
Loss on extinguishment of debt	(5,180)	—	—
Income (loss) from continuing operations before benefit for income taxes, income from unconsolidated joint ventures, and gain on sale of investment properties	(26,735)	5,636	(10,938)
Benefit for income taxes from operations	—	—	20
Income from unconsolidated joint ventures	10,562	8,302	11,268
Income (loss) from continuing operations before gain on sale of investment properties	(16,173)	13,938	350
Gain on sale of investment properties	77,114	80,394	12,536
Income from continuing operations	60,941	94,332	12,886
Income (loss) from discontinued operations:
Income from discontinued operations	19,163	31,848	20,764
Income (loss) on sale from discontinued operations	—	(551)	19,358
Income from discontinued operations	19,163	31,297	40,122
Net income	80,104	125,629	53,008
Net income attributable to noncontrolling interests	(995)	(111)	(1,004)
Net income attributable to controlling interests	79,109	125,518	52,004
Preferred share original issuance costs	—	—	(3,530)
Dividends to preferred stockholders	—	—	(2,955)
Net income available to common stockholders	$79,109	$125,518	$45,519
Per common share information — basic:
Income from continuing operations for common stockholders	$0.24	$0.44	$0.02
Income from discontinued operations for common stockholders	0.07	0.14	0.20
Net income available to common stockholders	$0.31	$0.58	$0.22
Per common share information — diluted:
Income from continuing operations for common stockholders	$0.24	$0.44	$0.02
Income from discontinued operations for common stockholders	0.07	0.14	0.20
Net income available to common stockholders	$0.31	$0.58	$0.22
Weighted average shares — basic	253,895	215,827	204,216
Weighted average shares — diluted	256,023	215,979	204,460
Dividends declared per common share	$0.24	$0.32	$0.30
See notes to consolidated financial statements.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Treasury Stock	Distributions in Excess of Cumulative Net Income	Stockholders’ Investment	Nonredeemable Noncontrolling Interests	Total Equity
Balance December 31, 2013	$94,775	$193,236	$1,420,951	$(86,840)	$(164,721)	$1,457,401	$1,571	$1,458,972
Net income					52,004	52,004	1,004	53,008
Common stock issued pursuant to:
Common stock offering, net of issuance costs	—	26,700	295,196	—	—	321,896	—	321,896
Stock based compensation	—	156	(706)	—	—	(550)	—	(550)
Amortization of stock options and restricted stock, net of forfeitures	—	(9)	2,001	—	—	1,992	—	1,992
Distribution to nonredeemable noncontrolling interests	—	—	—	—	—	—	(2,575)	(2,575)
Redemption of preferred shares	(94,775)	—	3,530	—	(3,530)	(94,775)	—	(94,775)
Preferred dividends	—	—	—	—	(2,955)	(2,955)	—	(2,955)
Common dividends ($0.30 per share)	—	—	—	—	(61,555)	(61,555)	—	(61,555)
Balance December 31, 2014	$—	$220,083	$1,720,972	$(86,840)	$(180,757)	$1,673,458	$—	$1,673,458
Net income	—	—	—	—	125,518	125,518	111	125,629
Common stock issued pursuant to stock based compensation	—	173	(245)	—	—	(72)	—	(72)
Amortization of stock options and restricted stock, net of forfeitures	—	—	1,473	—	—	1,473	—	1,473
Distributions to nonredeemable noncontrolling interests	—	—	—	—	—	—	(111)	(111)
Repurchase of common stock	—	—	—	(47,790)	—	(47,790)	—	(47,790)
Common dividends ($0.32 per share)	—	—	—	—	(69,196)	(69,196)	—	(69,196)
Other	—	—	24	—	—	24	—	24
Balance December 31, 2015	$—	$220,256	$1,722,224	$(134,630)	$(124,435)	$1,683,415	$—	$1,683,415
Net income	$—	$—	$—	$—	$79,109	$79,109	$995	$80,104
Securities issued in merger	6,867	183,207	1,683,076	—	—	1,873,150	76,858	1,950,008
Noncontrolling interest in assets acquired in merger	—	—	—	—	—	—	292,337	292,337
Common stock issuance pursuant to stock based compensation	—	280	224	—	—	504	—	504
Spin-off of New Parkway	—	—	—	—	(1,118,240)	(1,118,240)	(22,821)	(1,141,061)
Amortization of stock options and restricted stock, net of forfeitures	—	(35)	1,683	—	—	1,648	—	1,648
Common stock redemption by unit holders	—	39	223	—	—	262	(262)	—
Contributions from nonredeemable noncontrolling interests	—	—	—	—	—	—	4,126	4,126
Distributions to nonredeemable noncontrolling interests	—	—	—	—	—	—	(292,550)	(292,550)
Repurchase of common stock	—	—	—	(13,743)	—	(13,743)	—	(13,743)
Common dividends ($0.24 per share)	—	—	—	—	(50,548)	(50,548)	—	(50,548)
Balance December 31, 2016	$6,867	$403,747	$3,407,430	$(148,373)	$(1,214,114)	$2,455,557	$58,683	$2,514,240
See notes to consolidated financial statements.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)

	Year Ended December 31,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$80,104	$125,629	$53,008
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of investment properties, including discontinued operations	(77,114)	(79,843)	(31,894)
Loss on extinguishment of debt	5,180	—	—
Depreciation and amortization, including discontinued operations	145,293	135,462	141,022
Amortization of deferred financing costs and discount on notes payable	(1,595)	1,423	604
Stock-based compensation expense, net of forfeitures	2,152	1,473	1,992
Effect of certain non-cash adjustments to rental revenues	(25,873)	(26,475)	(30,039)
Income from unconsolidated joint ventures	(10,562)	(8,302)	(11,268)
Operating distributions from unconsolidated joint ventures	7,764	8,760	10,296
Land and multi-family cost of sales, net of closing costs paid	—	—	302
Other	4,526	—	—
Changes in other operating assets and liabilities:
Change in other receivables and other assets, net	2,156	(10,937)	(644)
Change in operating liabilities	(20,749)	4,471	9,021
Net cash provided by operating activities	111,282	151,661	142,400

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from investment property sales	622,643	225,307	244,471
Property acquisition, development, and tenant asset expenditures	(193,534)	(184,988)	(710,743)
Investment in unconsolidated joint ventures	(28,531)	(9,985)	(18,342)
Distributions from unconsolidated joint ventures	7,369	7,555	26,179
Investment in preferred stock	(5,000)	—	—
Cash acquired in merger with Parkway Properties, Inc.	63,193	—	—
Investments in marketable securities	(21,190)	—	—
Change in notes receivable and other assets	(3,241)	118	(1,819)
Change in restricted cash	19,230	475	(1,361)
Net cash provided by (used in) investing activities	460,939	38,482	(461,615)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facility	716,800	355,900	764,575
Repayment of credit facility	(674,800)	(404,100)	(664,450)
Proceeds from notes payable	870,000	—	85,068
Repayment of notes payable, including prepayment penalties	(907,300)	(22,851)	(22,943)
Cash distributed to Parkway, Inc.	(192,755)	—	—
Common stock issued, net of expenses	—	8	321,845
Repurchase of common stock	(13,743)	(47,790)	—
Redemption of preferred shares	—	—	(94,775)
Common dividends paid	(50,548)	(69,196)	(61,555)
Preferred dividends paid	—	—	(2,955)
Contributions from noncontrolling interests	4,126	—	—
Other	(4,195)	—	(3,995)
Distributions to nonredeemable noncontrolling interests	(286,122)	(111)	(2,575)
Net cash provided by (used in) financing activities	(538,537)	(188,140)	318,240
NET INCREASE IN CASH AND CASH EQUIVALENTS	33,684	2,003	(975)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,003	—	975
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$35,687	$2,003	$—
See notes to consolidated financial statements.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of Business: Cousins Properties Incorporated (“Cousins”), a Georgia corporation, is a self-administered and self-managed real estate investment trust (“REIT”). Through October 5, 2016, Cousins conducted all of its business on its own account or through wholly or partially owned entities, some of which were consolidated with Cousins and some of which were not consolidated and were accounted for under the equity method. One of the consolidated entities, Cousins TRS Services LLC ("CTRS") is a taxable entity which owns and manages its own real estate portfolio and performs certain real estate related services for other parties. In connection with a series of transactions with Parkway Properties, Inc. ("Parkway") and Parkway, Inc. ("New Parkway"), including a merger and spin-off, Cousins Properties LP ("CPLP") was formed. On October 6, 2016, the closing date of the merger with Parkway, Cousins contributed, or caused to be contributed, all of Parkway's and Cousins' assets and liabilities not pertaining to the ownership of real properties in Houston, Texas and certain other businesses of Parkway to CPLP, including CTRS, and began conducting substantially all of its operations through CPLP. Cousins owns approximately 98% of CPLP and consolidates CPLP.
Cousins, CPLP, CTRS and their subsidiaries (collectively, the “Company”) develop, acquire, lease, manage, and own primarily Class A office properties and opportunistic mixed-use developments in Sunbelt markets with a focus on Georgia, Texas, and North Carolina. As of December 31, 2016, the Company’s portfolio of real estate assets consisted of interests in 16.2 million square feet of office space and 786,000 square feet of mixed-use space.
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
For the three years ended December 31, 2016, there were no items of other comprehensive income. Therefore, no presentation of comprehensive income is required.
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
At December 31, 2016, the Company had a joint venture with Callaway Gardens Resort, Inc. (“Callaway”) for the development of residential lots, which was funded fully through Company contributions. Callaway had the right to receive returns, but no obligation to fund any costs or absorb any losses. The Company was the sole decision maker for the venture and the development manager. The Company determined that the joint venture with Callaway was a VIE, and the Company was the primary beneficiary. Therefore, the Company consolidated this joint venture. In January 2017, the Company withdrew from the joint venture and, as a result, recorded an impairment loss of $4.5 million in 2016 which is included in other expense in the consolidated statements of operations. As of December 31, 2016 and 2015, Callaway had total assets of $-0- and $4.6 million, respectively, and no significant liabilities. The Company also considers CPLP to be a VIE with the Company as the primary beneficiary.
Recently Issued Accounting Standards: In 2015, the FASB issued ASC 2015-02 "Consolidation (Topic 810): Amendments to the Consolidation Analysis." All legal entities are subject to reevaluation under the revised consolidation model. The amendment modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities or voting interest entities. It also eliminates the presumption that a general partner should consolidate a limited partnership. The guidance is effective for public entities with periods beginning after December 15, 2015 with early adoption permitted. The Company adopted this guidance effective January 1, 2016, and it did not have material impact on the consolidated financial statements.
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
In February 2016, the Financial Accounting Standards Board issued ASU 2016-02, "Leases," which amends the existing standards for lease accounting by requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting and reporting. The new standard will require lessees to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months and classify such leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method (finance leases) or on a straight-line basis over the term of the lease (operating leases). Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. ASU 2016-02 supersedes previous leasing standards.  The guidance is effective for the fiscal years beginning after December 15, 2018 with early adoption permitted. The Company expects to adopt this guidance effective January 1, 2019, and is currently assessing the potential impact of adopting the new guidance. The Company expects to adopt this guidance using the " modified retrospective" method effective January 1, 2019.
In the first quarter of 2016, the Company adopted ASU 2015-03, "Simplifying the Presentation of Debt Costs" ("ASU 2015-03"). In accordance with ASU 2015-03, the Company began recording deferred financing costs related to its mortgage notes payable as a reduction in the carrying amount of its notes payable on the consolidated balance sheets. The Company reclassified $2.5 million in deferred financing costs from other assets to notes payable in its December 31, 2015 consolidated balance sheet to conform to the current period's presentation. Deferred financing costs related to the Company’s unsecured revolving credit facility continue to be included in other assets within the Company’s balance sheets in accordance with ASU 2015-15 "Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements."
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers." Under the new guidance, companies will recognize revenue when the seller satisfies a performance obligation, which would be when the buyer takes control of the good or service. This new guidance could result in different amounts of revenue being recognized and could result in revenue being recognized in different reporting periods than under the current guidance. The new guidance specifically excludes revenue associated with lease contracts. ASU 2015-14, "Revenue from Contracts with Customers," was subsequently issued modifying the effective date to periods beginning after December 15, 2017, with early adoption permitted for periods beginning after December 15, 2016. The standard allows for either "full retrospective" adoption, meaning the standard is applied to all of the periods presented, or "modified retrospective" adoption, meaning the standard is applied only to the most recent period presented in the financial statements. The Company is currently assessing this guidance for future implementation and potential impact of adoption. The Company expects to adopt this guidance using the "modified retrospective" method effective January 1, 2018.
In August 2014, the FASB issued ASU 205-40, "Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern," which requires management of all entities to evaluate whether there are conditions and events that raise substantial doubt about the entity's ability to continue as a going concern within one year after the financial statements are issued. The Company adopted ASU 205-40 as of December 31, 2016.
In January 2017, the FASB issued ASU 2017-01, "Clarifying the Definition of a Business," which provides a more narrow definition of a business to be used in determining the accounting treatment of an acquisition. As a result, many acquisitions that previously qualified as business combinations will be treated as asset acquisitions. For asset acquisitions, acquisition costs may be capitalized, and the purchase price may be allocated on a relative fair value basis. ASU 2017-01 is effective prospectively for the Company on January 1, 2018, with early adoption permitted. The Company expects that most of its future acquisitions will qualify as asset acquisitions.
Certain prior year amounts have been reclassified to conform with current year presentation on the consolidated statements of operations and the consolidated statements of equity. Separation expenses on the consolidated statements of operations have been reclassified from general and administrative expenses to other expenses. On the consolidated statements of equity, all components of common stock issued pursuant to stock-based compensation are aggregated into one line item. These changes do not affect the previously reported total costs and expenses in the consolidated statements of operations or the total equity in the consolidated statements of equity for any period.

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
Impairment: For real estate assets that are considered to be held for sale according to accounting guidance or those that are distributed to stockholders in a spin-off, the Company records impairment losses if the fair value of the asset or disposal group net of estimated selling costs is less than the carrying amount. For those long-lived assets that are held and used according to accounting guidance, management reviews each asset for the existence of any indicators of impairment. If indicators of impairment are present, the Company calculates the expected undiscounted future cash flows to be derived from such assets. If the undiscounted cash flows are less than the carrying amount of the asset, the Company reduces the asset to its fair value and records an impairment loss.
Acquisition of Real Estate Assets: The Company records the acquired tangible and intangible assets and assumed liabilities of operating property acquisitions at fair value at the acquisition date. The acquired assets and assumed liabilities for an operating property acquisition generally include but are not limited to: land, buildings and improvements, and identified tangible and intangible assets and liabilities associated with in-place leases, including leasing costs, value of above-market and below-market tenant leases, value of above-market and below-market ground leases, acquired in-place lease values, and tenant relationships, if any.
The fair value of land is derived from comparable sales of land within the same submarket and/or region. The fair value of buildings and improvements, tenant improvements, and leasing costs are based upon current market replacement costs and other relevant market rate information.
The fair value of the above-market or below-market component of an acquired in-place lease is based upon the present value (calculated using a market discount rate) of the difference between (i) the contractual rents to be paid pursuant to the lease over its remaining term and (ii) management’s estimate of the rents that would be paid using fair market rental rates and rent escalations at the date of acquisition over the remaining term of the lease. The amounts recorded for above-market and below-market ground leases are included in intangible liabilities and intangible assets, respectively, and are amortized on a straight-line basis into rental property revenues over the remaining terms of the applicable leases.
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
Discontinued Operations: Beginning in the second quarter 2014, only assets held for sale or disposals representing strategic shifts in operations are reflected in discontinued operations. Prior to 2014, the Company classified the results of operations of all properties that were sold or otherwise qualified as held for sale as discontinued operations if the property's operations were expected to be eliminated from ongoing operations and the Company would not have any significant continuing involvement in the operations of the property after the sale. During 2015, there were no held for sale assets or disposals that represented a strategic shift in operations. During 2016, the Company spun-off the combined operations of the Company's and Parkway's Houston assets into a separate public company. The Company considered this disposition to be a strategic shift in operations and reclassified the historical operations of its Houston business into discontinued operations on the consolidated statements of operations. The Company ceases depreciation of a property when it is categorized as held for sale.
Investment in Joint Ventures
For joint ventures that the Company does not control, but over which it exercises significant influence, the Company uses the equity method of accounting. The Company's judgment with regard to its level of influence or control of an entity involves consideration of various factors including the form of its ownership interest; its representation in the entity's governance; its ability to participate in policy-making decisions; and the rights of other investors to participate in the decision-making process, to replace the Company as manager, and/or to liquidate the venture. These ventures are recorded at cost and adjusted for equity in earnings (losses) and cash contributions and distributions. Any difference between the carrying amount of these investments on the Company’s balance sheet and the underlying equity in net assets on the joint venture’s balance sheet is adjusted as the related underlying assets are depreciated, amortized, or sold. The Company generally allocates income and loss from an unconsolidated joint venture based on the venture's distribution priorities, which may be different from its stated ownership percentage.
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
Noncontrolling Interest
The Company consolidates CPLP and certain joint ventures in which it owns a controlling interest. In cases where the entity’s documents do not contain a required redemption clause, the Company records the partner’s share of the entity in the equity section of the balance sheets in nonredeemable noncontrolling interests. In cases where the entity’s documents contain a provision requiring the Company to purchase the partner’s share of the venture at a certain value upon demand or at a future date, the Company records the partner’s share of the entity in redeemable noncontrolling interests on the balance sheets. The outside partners' interests in CPLP are redeemable into shares of cash or common stock of the Company in the Company's sole discretion. Therefore, noncontrolling interests associated with CPLP are considered nonredeemable noncontrolling interests. The noncontrolling partners' share of all consolidated entities' income is reflected in net income attributable to noncontrolling interest on the statements of operations.
Revenue Recognition
Rental Property Revenues: The Company recognizes contractual revenues from leases on a straight-line basis over the term of the respective lease. Certain of these leases also provide for percentage rents based upon the level of sales achieved by the lessee. Percentage rents are recognized once the specified sales target is achieved. In addition, leases typically provide for reimbursement of the tenants' share of real estate taxes, insurance, and other operating expenses to the Company. Operating expense reimbursements are recognized as the related expenses are incurred. During 2016, 2015, and 2014, the Company recognized $90.2 million, $93.3 million, and $86.0 million, respectively, in revenues, including discontinued operations, from tenants related to operating expenses.
The Company makes valuation adjustments to all tenant-related accounts receivable based upon its estimate of the likelihood of collectibility of amounts due from the tenant. The amount of any valuation adjustment is based on the tenant’s credit and business risk, history of payment, and other factors considered by management.
Fee Income: The Company recognizes development, management and leasing fees when earned. The Company recognizes development and leasing fees received from unconsolidated joint ventures and related salaries and other direct costs incurred by the Company as income and expense based on the percentage of the joint venture which the Company does not own. Correspondingly, the Company adjusts the investment in unconsolidated joint ventures asset when fees are paid to the Company by a joint venture in which the Company has an ownership interest. See note 6 for more information related to fee income recognized from unconsolidated joint ventures.

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
Earnings per Share (“EPS”)
Net income per share-basic is calculated as net income available to common stockholders divided by the weighted average number of common shares outstanding during the period, including nonvested restricted stock which has nonforfeitable dividend rights. Net income per share-diluted is calculated as net income available to common stockholders plus noncontrolling interests in CPLP divided by the diluted weighted average number of common shares outstanding during the period. Diluted weighted average number of common shares uses the same weighted average share number as in the basic calculation and adds the potential dilution that would occur if the outside units in CPLP were converted into the Company's common stock and stock options (or any other contracts to issue common stock) were exercised and resulted in additional common shares outstanding, calculated using the treasury stock method. The numerator is reduced for the effect of preferred dividends in both the basic and diluted net income per share calculations. Stock options are dilutive when the average market price of the Company’s stock during the period exceeds the option exercise price.
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
3. TRANSACTIONS WITH PARKWAY PROPERTIES, INC.

On October 6, 2016, pursuant to the Agreement and Plan of Merger, dated April 28, 2016, (as amended or supplemented from time to time, the “Merger Agreement”), by and among Cousins, Parkway and subsidiaries of Cousins and Parkway, Parkway merged with and into a wholly-owned subsidiary of the Company (the "Merger"), with this subsidiary continuing as the surviving corporation of the Merger. In accordance with the terms and conditions of the Merger Agreement, each outstanding share of Parkway common stock and each outstanding share of Parkway limited voting stock was converted into 1.63 shares of Cousins common stock or limited voting preferred stock, respectively. In the Merger, former Parkway common stockholders received approximately 183 million shares of Cousins common stock and Parkway limited voting stockholders received approximately 7 million shares of Cousins limited voting preferred stock.
On October 7, 2016, pursuant to the Merger Agreement and the Separation, Distribution and Transition Services Agreement, dated as of October 5, 2016 (the "Separation Agreement"), by and among Cousins, Parkway, New Parkway, and certain other parties thereto, Cousins distributed pro rata to its common and limited voting preferred stockholders, including legacy Parkway common and limited voting stockholders, all of the outstanding shares of common and limited voting stock, respectively, of New Parkway, a newly-formed entity that contains the combined businesses relating to the ownership of real properties in Houston, Texas and certain other businesses of Parkway (the "Spin-Off"). In the Spin-Off, Cousins distributed one share of New Parkway common or limited voting stock for every eight shares of common or limited voting preferred stock of Cousins held of record as of the close of business on October 6, 2016. As a result of the Spin-Off, New Parkway is now an independent public company, and its common stock is listed under the symbol "PKY" on the New York Stock Exchange.
In connection with the Merger and Spin-Off, CPLP was formed. As a result of a series of transactions undertaken pursuant to the Separation Agreement (the "Reorganization"), occurring after the Merger but prior to the Spin-Off, substantially all of Parkway's and the Company's assets and liabilities not pertaining to the ownership of real properties in Houston, Texas and certain other businesses of Parkway, were contributed to CPLP. As a result of the Merger and Spin-Off, substantially all of the Company's post-Merger, post-Spin-Off activities are conducted through CPLP.
Approximately 98% of the partnership units of CPLP are owned by the Company, and approximately 2% are owned by legacy outside unit holders of Parkway LP (the "Outside Unit Holders"). Ownership of partnership units in CPLP will generally entitle the holder to share in cash distributions from, and in the profits and losses of, CPLP in proportion to such holder's percentage ownership. The Company acts as the general partner in CPLP and has the exclusive right and full authority and responsibility to manage and operate CPLP's business. Limited partners generally do not have any right to participate in or exercise control or management power over the business and affairs of CPLP. Limited partners may redeem partnership units for cash, or at the Company's election, shares of Cousins' common stock on a one-for-one basis, at any time beginning twelve months following the date of the initial issuance of the partnership units, except for partnership units issued in connection with the Reorganization, which may be redeemed at any time. The Company consolidates the accounts and operations of CPLP in its financial statements.
The acquisition has been accounted for using the acquisition method of accounting in accordance with Accounting Standards Codification, or ASC, 805, Business Combinations, with the Company as the accounting acquirer, which requires, among other things, that the assets acquired and liabilities assumed be recognized at their acquisition date fair value. The total value of the transaction is based on the closing stock price of the Company's common stock on October 5, 2016, the day immediately prior to the closing of the Merger, of $10.19 per share. Based on the shares issued in the transaction and on the units of CPLP effectively issued to the Outside Unit Holders in the transaction, the total fair value of the assets and liabilities assumed in the Merger was $2.0 billion. The Company incurred $24.5 million in expenses related to the merger during the year ended December 31, 2016.
Management engaged a third party valuation specialist to assist with the fair value assessment, which included an allocation of the purchase price. The third party used cash flow analysis as well as an income approach and a cost approach to determine the fair value of assets acquired. Based on additional information that may become available, subsequent adjustments may be made to the purchase price allocation within the allocation period, which typically does not exceed one year.
The purchase price was allocated as follows (in thousands):

Real estate assets	$3,441,859
Cash	63,193
Restricted cash	30,560
Notes and other receivables	36,388
Investment in unconsolidated joint ventures	58,875
Intangible assets	330,221
Other assets	10,549
$3,971,645

Notes payable	$1,473,810
Accounts payable and accrued expenses	136,934
Intangible liabilities	106,480
Other liabilities	12,076
Nonredeemable noncontrolling interests (excluding CPLP)	292,337
$2,021,637

Total purchase price	$1,950,008
In the Merger, the Company acquired an interest in a joint venture which it consolidated because it controlled the operations of the joint venture. The outside interests associated with this joint venture are included in noncontrolling interests in the above purchase price allocation. In December 2016, the Company purchased the outside partner's interest in the joint venture for $279 million.
The Merger accounted for $68.7 million of consolidated revenue and $9.0 million in consolidated net income as reported for 2016.
The following unaudited supplemental pro forma information presented is based upon the Company's historical consolidated statements of operations, adjusted as if the Merger had occurred on January 1, 2015. This supplemental pro forma information is not necessarily indicative of future results, or of actual results, that would have been achieved had the transactions been consummated at the beginning of each period.

	2016	2015
	(unaudited, in thousands, except per share amounts)
Revenues	$732,117	$855,318
Income from continuing operations	179,625	237,909
Net income	174,117	237,323
Net income available to common stockholders	166,375	208,574
Per share information:
Basic	$0.42	$0.53
Diluted	$0.41	$0.53
As a result of the Spin-Off, the historical results of operations of the Company's properties that were contributed to New Parkway have been presented as discontinued operations in the consolidated statements of operations and comprehensive income. The above pro forma information is presented prior to the discontinued operations reclassification. Discontinued operations also include transaction costs of $6.3 million we incurred in the Spin-Off.
The following is a summary of the assets and liabilities transferred to New Parkway as part of the Spin-Off (in thousands):

Real estate assets	$1,696,080
Cash	192,755
Notes and other receivables	43,752
Intangible assets	143,294
Other assets	6,669
$2,082,550

Notes payable	$803,769
Accounts payable and accrued expenses	56,055
Intangible liabilities	59,424
Other liabilities	22,241
$941,489

Noncontrolling interest	22,821

Net assets in Spin-off to New Parkway	$1,118,240
The following table includes a summary of discontinued operations of the Company for the years ended December 31, 2016, 2015, and 2014. In addition to the discontinued operations associated with the Spin-Off, this table includes the discontinued operations of Lakeshore Park Plaza and 600 University Park Place that were sold in 2014. There were no dispositions that met this criteria in 2015. See note 4 for a detail of dispositions during the periods.

	2016	2015	2014
Rental property revenues	$136,927	$176,828	$182,714
Rental property operating expenses	(58,336)	(73,630)	(80,099)
Other revenues	288	450	4,064
Interest expense	(6,022)	(7,988)	(8,127)
Depreciation and amortization	(47,345)	(63,791)	(77,760)
Other expenses	(6,349)	(21)	(28)
Income from discontinued operations	$19,163	$31,848	$20,764

Gain (loss) on sale of discontinued operations, net	$—	$(551)	$19,358

Cash provided by operating activities	$42,604	$76,395	$81,946
Cash used in investing activities	$(30,067)	$(55,085)	$6,001
4.    REAL ESTATE TRANSACTIONS
Dispositions
The Company sold the following properties in 2016, 2015, and 2014 ($ in thousands):

Property	Property Type	Location	Square Feet	Sales Price
2016
100 North Point Center East	Office	Atlanta	129,000	$22,000
Post Oak Central	Office	Houston	1,280,000	(1)
Greenway Plaza	Office	Houston	4,348,000	(1)
Two Liberty Place	Office	Philadelphia	941,000	$219,000
191 Peachtree	Office	Atlanta	1,225,000	$267,500
Lincoln Place	Office	Miami	140,000	$80,000
The Forum	Office	Atlanta	220,000	$70,000

2015
2100 Ross	Office	Dallas, TX	844,000	$131,000
200, 333, and 555 North Point Center East	Office	Atlanta, GA	411,000	$70,300
The Points at Waterview	Office	Dallas, TX	203,000	$26,800

2014
777 Main	Office	Ft. Worth, TX	980,000	$167,000
Lakeshore Park Plaza	Office	Birmingham, AL	197,000	$25,000
Mahan Village	Retail	Tallahassee, FL	147,000	$29,500
600 University Park Place	Office	Birmingham, AL	123,000	$19,700

(1) Represents properties distributed to New Parkway in the Spin-Off.
The Company sold the properties noted above in 2016, 2015, and 2014 as part of its ongoing investment strategy of recycling investment capital to fund investment activity.
Held for sale
As of December 31, 2015, 100 North Point Center East was classified as held for sale. The major classes of assets and liabilities of the property held for sale as of December 31, 2015 were as follows (in thousands):

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
The following tables summarize allocations of the estimated fair values of the assets and liabilities of the operating property acquisitions discussed above (in thousands):

	2014
	Northpark Town Center	Fifth Third Center
Tangible assets:
Land and improvements	$24,577	$22,863
Building	274,151	163,649
Tenant improvements	21,674	16,781
Other assets	—	1,014
Tangible assets	320,402	204,307
Intangible assets:
Above-market leases	2,846	632
In-place leases	30,159	17,096
Below-market ground leases	—	338
Total intangible assets	33,005	18,066
Tangible liabilities:
Accounts payable and accrued expenses	—	(1,026)
Total tangible liabilities	—	(1,026)
Intangible liabilities:
Below-market leases	(8,018)	(9,374)
Total intangible liabilities	(8,018)	(9,374)

Total net assets acquired	$345,389	$211,973
The following unaudited supplemental pro forma information is presented for the acquisitions of Northpark Town Center and Fifth Third Center for the year ended December 31, 2014. This pro forma information is based on the Company's historical consolidated statement of operations, as adjusted, as if the acquisitions had occurred at the beginning of 2013. The supplemental pro forma information is not necessarily indicative of future results or of actual results that would have been achieved had the transactions been consummated at the beginning of 2014 (in thousands, except per share amounts).

Revenues	$388,791
Income from continuing operations	31,695
Net income	52,853
Net income available to common stockholders	45,364
Per share information:
Basic	$0.22
Diluted	$0.22
5.    NOTES AND ACCOUNTS RECEIVABLE
At December 31, 2016 and 2015, notes and accounts receivables included the following (in thousands):

	2016	2015
Notes receivable	$3,921	$414
Allowance for doubtful accounts related to notes receivable	(414)	(414)
Tenant and other receivables	24,929	11,767
Allowance for doubtful accounts related to tenant and other receivables	(753)	(939)
	$27,683	$10,828
At December 31, 2016 and 2015, the fair value of the Company’s notes receivable approximated the cost basis. Fair value was calculated by discounting future cash flows from the notes receivable at estimated rates in which similar loans would have been made at December 31, 2016 and 2015. The estimate of the rate, which is the most significant input in the discounted cash flow calculation, is intended to replicate notes of similar type and maturity. This fair value calculation is considered to be a Level

3 calculation under the accounting guidelines, as the Company utilizes internally generated assumptions regarding current interest rates at which similar instruments would be executed.
6. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES
The following information summarizes financial data and principal activities of the Company’s unconsolidated joint ventures. The information included in the following table entitled summary of financial position is as of December 31, 2016 and 2015. The information included in the summary of operations table is for the years ended December 31, 2016, 2015, and 2014 (in thousands).

	Total Assets		Total Debt		Total Equity (Deficit)		Company's Investment
SUMMARY OF FINANCIAL POSITION:	2016	2015	2016	2015	2016	2015	2016		2015
Terminus Office Holdings	$268,242	$277,444	$207,545	$211,216	$49,476	$56,369	$25,686		$29,110
EP I LLC	78,537	83,115	58,029	58,029	18,962	24,172	18,551		21,502
EP II LLC	67,754	70,704	44,969	40,910	21,743	24,331	17,606		19,118
Charlotte Gateway Village, LLC	119,054	123,531	—	17,536	116,809	104,336	11,796		11,190
HICO Victory Center LP	14,124	13,532	—	—	13,869	13,229	9,506		9,138
Carolina Square Holdings LP	66,922	15,729	23,741	—	34,173	12,085	18,325		6,782
CL Realty, L.L.C.	8,047	7,872	—	—	7,899	7,662	3,644		3,515
DC Charlotte Plaza LLLP	17,940	—	—	—	17,073	—	8,937		—
Temco Associates, LLC	4,368	5,284	—	—	4,253	5,133	829		977
Wildwood Associates	16,351	16,419	—	—	16,314	16,354	(1,143)	(1)	(1,122)	(1)
Crawford Long - CPI, LLC	27,523	29,143	72,822	74,286	(45,928)	(46,238)	(21,866)	(1)	(22,021)	(1)
Cousins W. Rio Salado, LLC	59,399	—	12,852	—	32,855	—	52,206		—
Courvoisier Centre JV, LLC	172,197	—	106,500	—	69,479	—	11,782		—
AMCO 120 WT Holdings, LLC	10,446	—	—	—	9,136	—	184		—
Other	—	2,107	—	—	—	1,646	345		1,245
	$930,904	$644,880	$526,458	$401,977	$366,113	$219,079	$156,388		$79,434

	Total Revenues			Net Income (Loss)			Company's Share of Net Income (Loss)
SUMMARY OF OPERATIONS:	2016	2015	2014	2016	2015	2014	2016	2015	2014
Terminus Office Holdings	$42,386	$40,250	39,531	$4,608	$2,789	663	$2,303	$1,395	$308
EP I LLC	12,239	12,558	12,049	2,294	3,177	2,583	1,684	2,197	1,937
EP II LLC	5,376	1,264	—	(1,187)	(638)	—	(878)	(466)	—
Charlotte Gateway Village, LLC	34,156	33,724	33,903	14,536	12,737	11,645	2,194	1,183	1,176
HICO Victory Center LP	383	262	—	376	204	—	187	102	—
Carolina Square Holdings LP	58	—	—	9	—	—	—	—	—
CL Realty, L.L.C.	567	855	1,573	237	424	1,069	128	220	542
DC Charlotte Plaza LLLP	47	—	—	45	—	—	24	—	—
Temco Associates, LLC	1,343	9,485	2,155	440	2,358	495	502	2,351	(6)
Wildwood Associates	—	—	3,329	(140)	(120)	(1,704)	(70)	(59)	2,097
Crawford Long - CPI, LLC	12,113	12,291	11,945	2,743	2,820	2,775	1,372	1,416	1,407
Cousins W Rio Salado, LLC	4,219	—	—	3,926	—	—	2,906	—	—
Courvoisier Centre JV, LLC	3,968	—	—	(489)	—	—	(93)	—	—
Other	—	—	4,841	—	(40)	7,831	303	(37)	3,807
	$116,855	$110,689	$109,326	$27,398	$23,711	$25,357	$10,562	$8,302	$11,268
(1) Negative balances are included in deferred income on the consolidated balance sheets.
Terminus Office Holdings LLC ("TOH") – TOH is a 50-50 joint venture between the Company and institutional investors advised by J.P. Morgan Asset Management ("JPM") which owns and operates two office buildings in Atlanta, Georgia. TOH has two non-recourse mortgage loans totaling $207.5 million that mature on January 1, 2023. The weighted average interest rate on these fixed rate loans is 4.69%. The Company does not consolidate TOH because the Company and its partner share decision making abilities and have joint control over the venture. Operating cash flows and proceeds from capital transactions of TOH are allocated to the partners equally until JPM receives an agreed upon return, after which the Company may receive an additional promoted interest. The assets of the venture in the above table include a cash balance of $3.6 million at December 31, 2016.

EP I LLC ("EP I") – EP I is a joint venture between the Company, with a 75% ownership interest, and Lion Gables Realty Limited Partnership (“Gables”), with a 25% ownership interest, which owns the first phase of Emory Point, a mixed-use property in Atlanta, Georgia. The Company does not consolidate EP I because the Company and Gables share decision making abilities and have joint control over the venture. Operating cash flows and proceeds from capital transactions of EP I are allocated to the partners pro rata based on their percentage ownership interests. EP I has a non-recourse construction loan with an outstanding balance $59.0 million at December 31, 2016, and the loan bears interest at LIBOR plus 1.75%. The loan matures April 9, 2017. The assets of the venture in the above table include a cash balance of $234,000 at December 31, 2016.
EP II LLC ("EP II") – EP II is a joint venture between the Company, with a 75% ownership interest, and Lion Gables Realty Limited Partnership (“Gables”), with a 25% ownership interest. The venture owns the second phase of Emory Point. The Company does not consolidate EP II because the Company and Gables share decision making abilities and have joint control over the venture. Operating cash flows and proceeds from capital transactions of EP II are allocated to the partners pro rata based on their percentage ownership interests. EP II has a construction loan with an outstanding balance of $45.0 million at December 31, 2016, and the loan bears interest at LIBOR plus 1.85%. The loan matures April 9, 2017, and the Company has certain rights to extend the maturity date. The Company and Gables guarantee up to $3.4 million and $1.1 million of the construction loan, respectively. These guarantees may be eliminated after project completion, based on certain conditions. The assets of the venture in the above table include a cash balance of $794,000 at December 31, 2016.
Charlotte Gateway Village, LLC ("Gateway") – Gateway is a 50-50 joint venture between the Company and Bank of America Corporation (“BOA”), which owns and operates Gateway Village, a 1.1 million square foot office building in Charlotte, North Carolina. Through December 1, 2016, Gateway’s net income or loss and cash distributions were allocated to the members as follows: first to the Company so that it received a cumulative compounded return equal to 11.46% on its capital contributions, second to BOA until it received an amount equal to the aggregate amount distributed to the Company, and then 50% to each member. After December 1, 2016, net income and cash flows are allocated 50% to each member. Proceeds from capital transactions are allocated first to BOA in an amount not to exceed $80.9 million, second 50% to each member until the Company receives a 17% internal rate of return, and third 80% to BOA and 20% to the Company. The Company’s total project return on Gateway is ultimately limited to an internal rate of return of 17% on its invested capital. Gateway had a fully-amortizing, non-recourse mortgage loan which matured on December 1, 2016. The assets of the venture in the above table include a cash balance of $3.7 million at December 31, 2016.
HICO Victory Center LP ("HICO") – In 2014, HICO, a joint venture between the Company and Hines Victory Center Associates Limited Partnership ("Hines Victory"), was formed for the purpose of acquiring and subsequently developing an office parcel in Dallas, Texas. Pursuant to the joint venture agreement, all pre-development expenditures, other than land, are funded equally by the partners. The Company funded 75% of the cost of land while Hines Victory funded 25%. If the partners decide to commence construction of an office building, the capital accounts and economics of the venture will be adjusted such that the Company will effectively own at least 90% of the venture and Hines will own up to 10%. As of December 31, 2016, the Company accounted for its investment in HICO under the equity method because it does not control the activities of the venture. If the partners decide to construct an office building within the venture, the Company expects to consolidate the venture. The assets of the venture in the table above include a cash balance of $237,000 at December 31, 2016.
Carolina Square Holdings LP ("Carolina Square") - In 2015, Carolina Square, a 50-50 joint venture between the Company and NR 123 Franklin LLC ("Northwood Ravin") was formed for the purpose of developing and constructing a mixed-use property in Chapel Hill, North Carolina pursuant to a ground lease. Carolina Square also entered into a construction loan agreement, secured by the project, which is expected to provide up to $79.8 million to fund future construction costs. The loan bears interest at LIBOR plus 1.90% and matures on May 1, 2018. The Company and Northwood Ravin will each guarantee 12.5% of the outstanding loan amount and guarantee completion of the project. As of December 31, 2016, the outstanding balance of the construction loan was $23.7 million. The assets of the venture in the table above include a cash balance of $70,000 at December 31, 2016.
CL Realty, L.L.C. ("CL Realty") – CL Realty is a 50-50 joint venture between the Company and Forestar Realty Inc. ("Forestar"), that owns one parcel of land in Texas and mineral rights associated with one project in Texas. The assets of the venture in the above table include a cash balance of $502,000 at December 31, 2016.
DC Charlotte Plaza LLLP ("Charlotte Plaza") - Charlotte Plaza is a 50-50 joint venture between the Company and Dimensional Fund Advisors ("DFA") formed to develop DFA's 282,000 square foot regional headquarters building in Charlotte, North Carolina. Capital contributins and distributions of cash flow are made equally in accordance with each partner's partnership interest. Charlotte Plaza did not have a cash balance at December 31, 2016.

Temco Associates, LLC ("Temco") – Temco is a 50-50 joint venture between the Company and Forestar, that owns various parcels of land and a golf course in Georgia. The assets of the venture in the above table include a cash balance of $125,000 at December 31, 2016.
Wildwood Associates ("Wildwood") – Wildwood is a 50-50 joint venture between the Company and IBM which owns 22 acres of undeveloped land in the Wildwood Office Park in Atlanta, Georgia. In 2014, Wildwood sold a tract of land resulting in the Company recognizing income from unconsolidated joint ventures of $2.1 million. Of this income, $582,000 represents recognition of deferred income associated with Wildwood's negative investment. At December 31, 2016, the Company’s investment in Wildwood was a credit balance of $1.1 million. This credit balance resulted from cumulative distributions from Wildwood over time that exceeded the Company’s basis in its contributions, and essentially represents deferred gain not recognized at venture formation. This credit balance will decline as the venture’s remaining land is sold. The Company does not have any obligation to fund Wildwood’s working capital needs.
Crawford Long—CPI, LLC ("Crawford Long") – Crawford Long is a 50-50 joint venture between the Company and Emory University that owns the Emory University Hospital Midtown Medical Office Tower, a 358,000 square foot medical office building located in Atlanta, Georgia. Crawford Long has a $72.8 million, 3.5% fixed rate mortgage note which matures on June 1, 2023. The assets of the venture in the above table include a cash balance of $1.2 million at December 31, 2016.
Courvoisier Centre JV, LLC ("Courvoisier") - Courvoisier is a joint venture between the Company, with a 20% interest, and Spanish Key LLC, with an 80% interest, that owns Courvoisier Centre, a 343,000 square foot, two-building office property in Miami, Florida. Courvoisier has a $106.5 million, 4.6% fixed rate mortgage note which matures on March 1, 2026. The assets of the venture in the above table include a cash balance of $1.7 million at December 31, 2016.
Cousins W Rio Salado, LLC ("111 West Rio") - 111 West Rio, a wholly-owned subsidiary of the Company, owns a 74.6% interest in the American Airlines Building, a 225,000 square foot office building located in the Tempe submarket of Phoenix, Arizona. American Airlines owns the remaining 25.4% interest in the building and through October 31, 2016 leased 100% of the building. In October 2016, American Airlines terminated its lease and entered into an agreement with the Company for the purchase of its interest in the building for $19.6 million on, or before, February 28, 2017. Upon consummation of the purchase of American Airlines' interest in the building, the Company expects to consolidate the operations of the building in its consolidated financial statements. Also in October 2016, the Company entered into a lease with ADP to lease 100% of the building under a lease that is expected to commence in April 2017.
AMCO 120 WT Holdings, LLC ("Cousins AMCO") - Cousins AMCO is a joint venture between the Company, with a 20% interest, and affiliates of AMLI Residential (“AMLI”), with an 80% interest, to develop a mixed-use property in Decatur, Georgia. The property is expected to contain approximately 30,000 square feet of office space, 10,000 square feet of retail space and 330 apartment units. Initial contributions to the joint venture for the purchase of land were funded entirely by AMLI. Subsequent contributions will be funded in proportion to the members' percentage interests. The Company accounts for its investment in this joint venture under the equity method as it does not currently control the activities of the venture. The assets of the venture in the above table include a cash balance of $1.5 million at December 31, 2016.
At December 31, 2016, the Company's unconsolidated joint ventures had aggregate outstanding indebtedness to third parties of $513.6 million. These loans are generally mortgage or construction loans, most of which are non-recourse to the Company, except as described above. In addition, in certain instances, the Company provides “non-recourse carve-out guarantees” on these non-recourse loans.
The Company recognized $7.4 million, $6.0 million, and $5.4 million of development, leasing, and management fees, including salary and expense reimbursements, from unconsolidated joint ventures in 2016, 2015, and 2014, respectively. See note 2, fee income, for a discussion of the accounting treatment for fees and reimbursements from unconsolidated joint ventures.
7.    INTANGIBLE ASSETS
At December 31, 2016 and 2015, intangible assets included the following (in thousands):

	2016	2015
In-place leases, net of accumulated amortization of $46,899 and $88,035 in 2016 and 2015, respectively	$185,251	$112,937
Above-market tenant leases, net of accumulated amortization of $6,515 and $15,423 in 2016 and 2015, respectively	40,260	8,031
Below-market ground lease, net of accumulated amortization of $69 in 2016	18,344	—
Goodwill	1,674	3,647
	$245,529	$124,615
Intangible assets, other than goodwill, mainly relate to the acquisitions in 2016, 2015, and 2014 (see note 3). Aggregate net amortization expense related to intangible assets and liabilities was $24.0 million, $23.7 million, and $32.7 million for the years ended December 31, 2016, 2015, and 2014, respectively. Over the next five years and thereafter, aggregate amortization of these intangible assets and liabilities is anticipated to be as follows (in thousands):

	Below Market Rents	Above Market Ground Lease	Below Market Ground Lease	Above Market Rents	In Place Leases	Total
2017	$(15,591)	$(46)	$487	$9,169	$47,877	$41,896
2018	(14,460)	(46)	470	8,225	36,574	30,763
2019	(12,754)	(46)	454	6,316	27,993	21,963
2020	(11,532)	(46)	439	5,043	22,000	15,904
2021	(9,634)	(46)	425	3,805	16,879	11,429
Thereafter	(23,999)	(1,581)	16,069	7,702	33,928	32,119
	$(87,970)	$(1,811)	$18,344	$40,260	$185,251	$154,074
Weighted average remaining lease term	7 years	39 years	67 years	6 years	6 years	10 years
Goodwill relates entirely to the Company's office assets. As office assets are sold, either by the Company or by joint ventures in which the Company has an interest, goodwill is allocated to the cost of each sale. The following is a summary of goodwill activity for the years ended December 31, 2016 and 2015 (in thousands):

	2016	2015
Beginning Balance	$3,647	$3,867
Allocated to property sales and Spin-Off	(1,973)	(220)
Ending Balance	$1,674	$3,647
8.    OTHER ASSETS
At December 31, 2016 and 2015, other assets included the following (in thousands):

	2016	2015
Furniture, fixtures and equipment, leasehold improvements, and other deferred costs, net of accumulated depreciation of $23,135 and $22,572 in 2016 and 2015, respectively	$15,773	$13,523
Lease inducements, net of accumulated amortization of $1,278 and $6,865 in 2016 and 2015, respectively	2,517	13,306
Prepaid expenses and other assets	8,432	4,408
Predevelopment costs and earnest money	179	1,780
Line of credit deferred financing costs, net of accumulated amortization of $2,264 and $1,380 in 2016 and 2015, respectively	2,182	2,972
	$29,083	$35,989
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
9.    NOTES PAYABLE

The following table summarizes the terms of notes payable outstanding at December 31, 2016 and 2015 (in thousands):

Description	Interest Rate	Maturity	2016	2015
Term Loan, unsecured	1.97%	2021	$250,000	$—
Fifth Third Center	3.37%	2026	149,516	—
Credit Facility, unsecured	1.87%	2019	134,000	92,000
One Eleven Congress	6.08%	2017	128,000	—
The American Cancer Society Center	6.45%	2017	127,508	129,342
Colorado Tower	3.45%	2026	120,000	—
Promenade	4.27%	2022	105,342	108,203
San Jacinto	6.05%	2017	101,000	—
816 Congress	3.75%	2024	84,872	85,000
3344 Peachtree	4.75%	2017	78,971	—
Two Buckhead Plaza	6.43%	2017	52,000	—
Meridian Mark Plaza	6.00%	2020	24,522	24,978
The Pointe	4.01%	2019	22,945	—
Post Oak Central	4.26%	2020	—	181,770
191 Peachtree Tower	3.35%	2018	—	100,000
			$1,378,676	$721,293
Unamortized premium, net			6,792	—
Unamortized loan costs			(4,548)	(2,483)
Total Notes Payable			$1,380,920	$718,810
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
The interest rate applicable to the Credit Facility varies according to the Company’s leverage ratio, and may, at the election of the Company, be determined based on either (1) the current London Interbank Offered Rate ("LIBOR") plus a spread of between 1.10% and 1.45%, based on leverage or (2) the greater of Bank of America's prime rate, the federal funds rate plus 0.50% or the one-month LIBOR plus 1.0% (the “Base Rate”), plus a spread of between 0.10% and 0.45%, based on leverage. The Company also pays an annual facility fee on the total commitments under the Credit Facility of between 0.15% and 0.30% based on leverage.
At December 31, 2016, the Credit Facility's spread over LIBOR was 1.1%. The amount that the Company may draw under the Credit Facility is a defined calculation based on the Company's unencumbered assets and other factors. The total available borrowing capacity under the Credit Facility was $365.0 million at December 31, 2016.
Term Loan
During 2016, the Company obtained a $250 million unsecured term loan (the "Term Loan") that matures on December 2, 2021. The Term Loan contains financial covenants consistent with those of the Credit Facility. The interest rate applicable to the Term Loan varies according to the Company’s leverage ratio, and may, at the election of the Company, be determined based on either (1) the current London Interbank Offered Rate ("LIBOR") plus a spread of between 1.20% and 1.70%, based on leverage or (2) the greater of Bank of America's prime rate, the federal funds rate plus 0.50% or the one-month LIBOR plus 1.0% (the “Base Rate”), plus a spread of between 0.00% and 0.75%, based on leverage. At December 31, 2016, the Term Loan's spread over LIBOR was 1.2%.
Debt Associated with the Merger and Spin-Off

In connection with the Merger, the Company assumed $635.2 million of mortgage debt (excluding $272.4 million of mortgage debt assumed and distributed in connection with the Spin-Off) at a weighted average stated interest rate of 5.2%. Subsequent to the Merger and before December 31, 2016, the Company repaid $251.9 million of this assumed mortgage debt, which included the legal defeasance of a $20.2 million mortgage loan. In connection with the Spin-Off, the Company distributed the Post Oak Central mortgage note to New Parkway on October 7, 2016.
In the Merger, the Company assumed $550 million in Parkway unsecured term debt, received proceeds from a $350 million senior secured term loan and repaid the $550 million in unsecured term debt. In the Spin-Off, the Company distributed the $350 million senior secured term loan to New Parkway.
Other Mortgage Loan Information
In 2016, the Company had the following mortgage loan activity:

•
Entered into a $120.0 million non-recourse mortgage loan secured by Colorado Tower, a 373,000 square foot office building in Austin, Texas. The mortgage bears interest at a fixed annual rate of 3.45% and matures September 1, 2026.

•
Entered into a $150.0 million non-recourse mortgage loan secured by Fifth Third Center, a 698,000 square foot office building in Charlotte, North Carolina. The mortgage bears interest at a fixed annual rate of 3.37% and matures October 1, 2026.

•	Repaid the $98.1 million 191 Peachtree Tower mortgage loan in full in connection with a sale of the building and paid a $3.7 million prepayment penalty.
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
The majority of the Company’s consolidated debt is fixed-rate long-term non-recourse mortgage notes payable. Assets with depreciated carrying values of $1.4 billion were pledged as security on the $995 million mortgage notes payable. As of December 31, 2016, the weighted average maturity of the Company’s consolidated debt was 4.25 years.
As a result of the Parkway Transactions, the Company assumed four non-recourse mortgage loans with an aggregate principal amount of $360.0 million that mature in 2017. In addition, the Company has one additional non-recourse mortgage loan with a principal balance of $127.5 million that matures in 2017. While the Company does not currently have the liquid funds available to satisfy the obligations, the Company expects to repay these loans when they mature with a combination of sources of capital including, but not limited to, asset sales, unsecured debt, mortgage loans on these or other properties, or issuance of common equity.
At December 31, 2016 and 2015, the estimated fair value of the Company’s notes payable was $1.4 billion and $738.1 million, respectively, calculated by discounting the debt's remaining contractual cash flows at estimated rates at which similar loans could have been obtained at December 31, 2016 and 2015. The estimate of the current market rate, which is the most significant input in the discounted cash flow calculation, is intended to replicate debt of similar maturity and loan-to-value relationship. These fair value calculations are considered to be Level 2 under the guidelines as set forth in ASC 820 as the Company utilizes market rates for similar type loans from third party brokers.
For the years ended December 31, 2016, 2015, and 2014, interest was recorded as follows (in thousands):

	2016	2015	2014
Total interest incurred	$31,347	$26,314	$23,735
Interest capitalized	(4,697)	(3,579)	(2,752)
Total interest expense	$26,650	$22,735	$20,983

Debt Maturities

Future principal payments due (including scheduled amortization payments and payments due upon maturity) on the Company's notes payable at December 31, 2016 are as follows (in thousands):

2017	$495,916
2018	9,348
2019	167,047
2020	33,826
2021	261,256
Thereafter	411,283
$1,378,676
10.    COMMITMENTS AND CONTINGENCIES
Commitments
The Company had a total of $135.7 million in future obligations under leases to fund tenant improvements and other future construction obligations at December 31, 2016. The Company had outstanding letters of credit and performance bonds totaling $3.8 million at December 31, 2016. The Company recorded lease expense of $2.4 million, $2.0 million, and $1.3 million in 2016, 2015, and 2014, respectively. The Company has future lease commitments under ground leases and operating leases totaling $211.2 million over weighted-average remaining terms of 78 and 3 years, respectively. Amounts due under these lease commitments are as follows (in thousands):

2017	$2,795
2018	2,718
2019	2,613
2020	2,492
2021	2,373
Thereafter	198,161
$211,152
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
11.    STOCKHOLDERS' EQUITY
In 2016, in connection with the Merger, the Company issued 6.9 million shares of limited voting preferred stock, par value $1 per share. Each share of limited voting preferred stock is "paired" with a limited partnership unit in CPLP. A share of Cousins limited voting preferred stock will be automatically redeemed by Cousins without consideration if such share's paired limited partnership unit in CPLP is transferred or redeemed. Holders of the limited voting preferred stock are entitled to one vote on the following matters only: the election of directors, any proposed amendment of the Company's Articles of Incorporation, any merger or other business combination of the Company, any sale of substantially all of the Company's assets, and any liquidation of the Company. Holders of limited voting preferred stock are not entitled to any dividends or distributions and the limited voting preferred stock is not convertible into or exchangeable for any other property or securities of the Company.
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
Under this plan, through December 31, 2016, the Company has repurchased 6.8 million shares of its common stock for a total cost of $61.5 million, including broker commissions. The share repurchases were funded from cash on hand, borrowings under the Company's Credit Facility, and proceeds from the sale of assets. The repurchased shares were recorded as treasury shares on the consolidated balance sheets.
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
Distribution of REIT Taxable Income — The following reconciles dividends paid and dividends applied in 2016, 2015, and 2014 to meet REIT distribution requirements (in thousands):

	2016	2015	2014
Common and preferred dividends paid	$1,077,179	$69,162	63,364
Dividends treated as taxable compensation	(92)	(94)	(110)
Portion of dividends declared in current year, and paid in current year, which was applied to the prior year distribution requirements	—	(731)	(2,182)
Portion of dividends declared in subsequent year, and paid in subsequent year, which apply to current year distribution requirements	—	—	731
Dividends in excess of current year REIT distribution requirements	(827,005)	—	—
Dividends applied to meet current year REIT distribution requirements	$250,082	$68,337	61,803
Tax Status of Distributions — The following summarizes the components of the taxability of the Company’s distributions for the years ended December 31, 2016, 2015, and 2014:

	Total Distributions Per Share	Ordinary Dividends	Long-Term Capital Gain	Unrecaptured Section 1250 Gain (A)	Nondividend Distributions	Cash Liquidation Distributions
Common:
2016	$2.853075	$0.079661	$0.582778	$0.100934	$2.190636	$—
2015	$0.320000	$0.161738	$0.158262	$0.097271	$—	$—
2014	$0.300000	$0.281564	$0.018436	$0.018436	$—	$—
Series B Preferred:
2014	$25.776040	$0.467750	$0.001000	$0.001000	$—	$25.307290

(A)	Represents a portion of the dividend allocated to long-term capital gain.
12.    FUTURE MINIMUM RENTS
The Company’s leases typically contain escalation provisions and provisions requiring tenants to pay a pro rata share of operating expenses. The leases typically include renewal options and are classified and accounted for as operating leases.
At December 31, 2016 future minimum rents to be received by consolidated entities under existing non-cancelable leases are as follows (in thousands):

2017	$307,262
2018	311,442
2019	289,132
2020	267,135
2021	237,500
Thereafter	677,943
$2,090,414
13.    STOCK-BASED COMPENSATION
The Company maintains the 2009 Incentive Stock Plan (the “2009 Plan”), which allows the Company to issue awards of stock options, stock grants, or stock appreciation rights to employees and directors. As of December 31, 2016, 2,293,403 shares were authorized to be awarded pursuant to the 2009 Plan. The Company also maintains the 2005 Restricted Stock Unit ("RSU")Plan, as amended, which allows the Company to issue awards to employees that are paid in cash on the vesting date in an amount equal to the fair market value, as defined, of one share of the Company’s stock. The Company has granted stock options, restricted stock, and restricted stock units to employees as discussed below.
As a result of the Spin-Off, the number and strike price of stock options, shares of restricted stock, and the number of restricted stock units were adjusted to preserve the intrinsic value of the awards immediately prior to the Spin-Off using an adjustment ratio based on the market price of the Company's stock prior to the Spin-Off and the market price of the Company's stock subsequent to the Spin-Off pursuant to anti-dilution provisions of the 2009 Plan. Since these adjustments were considered to be a modification of the awards, the Company compared the fair value of the awards immediately prior to the Spin-Off to the fair value immediately after the Spin-Off to measure potential incremental stock-based compensation expense. The adjustments did not result in an increase in the fair value of the awards and, accordingly, the Company did not record incremental stock-based compensation expense.
Stock Options
At December 31, 2016, the Company had 2,262,249 stock options outstanding to key employees and outside directors pursuant to the 2009 Plan. The Company typically uses authorized, unissued shares to provide shares for option exercises. The stock options have a term of ten years from the date of grant and have a vesting period of four years, except director stock options, which vest immediately. In 2016, 2015, and 2014, there were no stock option grants to employees or directors.
In 2016, in conjunction with the Merger, the Company granted 672,375 options to former Parkway key executives. These options vested immediately, and have a term of ten years from the date of grant. The Company calculated the fair value of these grants using the Black-Scholes option-pricing model, which requires the Company to provide certain inputs as follows:

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
The weighted average fair value of options granted was $0.84 per option, and the Company computed the fair value of options granted using the Black-Scholes option pricing model with the following assumptions:

Risk-free interest rate	1.37%
Assumed dividend yield	3.60%
Assumed lives of option awards (in years)	6.4
Assumed volatility	23.23%
The Company recorded $565,000 to additional paid-in capital for the fair value of the options granted as part of the Merger. During 2016, 2015, and 2014, $0, $15,000 and $140,000, respectively, was recognized as compensation expense related to stock options. The Company does not anticipate recognizing any future compensation expense related to stock options outstanding beyond December 31, 2016. During 2016, total cash proceeds from the exercise of options equaled $13,000. As of December 31, 2016, the intrinsic value of the options outstanding and exercisable was $2.5 million. The intrinsic value is calculated using the exercise prices of the options compared to the market value of the Company’s stock. At December 31, 2016 and 2015, the weighted-average contractual lives for the options outstanding and exercisable were 3.2 years and 2.3 years, respectively.
The following is a summary of stock option activity for the years ended December 31, 2016, 2015, and 2014:

	Number of Options (000s)	Weighted Average Exercise Price Per Option
Outstanding at December 31, 2013	3,078	$22.90
Exercised	(206)	8.26
Forfeited/Expired	(661)	28.18
Outstanding at December 31, 2014	2,211	22.69
Exercised	(23)	8.02
Forfeited/Expired	(425)	21.98
Outstanding at December 31, 2015	1,763	22.05
Granted as a result of the Spin-Off	1,222	11.78
Exercised	(2)	8.35
Forfeited/Expired	(721)	27.24
Outstanding at December 31, 2016	2,262	$10.82
Options Exercisable at December 31, 2016	2,262	$10.82
Restricted Stock
In 2016, 2015, and 2014, the Company issued 234,965, 165,922, and 137,591 shares of restricted stock to employees, which vest ratably over three years from the issuance date. In 2016, 2015, and 2014, the Company also issued 72,771, 78,985, and 55,293 shares of stock to independent members of the board of directors which vested immediately on the issuance date. All shares of restricted stock receive dividends and have voting rights during the vesting period. The Company records restricted stock in common stock and additional paid-in capital at fair value on the grant date, with the offsetting deferred compensation also recorded in additional paid-in capital. The Company records compensation expense over the vesting period. Compensation expense related to restricted stock was $1.6 million, $1.5 million, and $1.8 million in 2016, 2015, and 2014, respectively.
As of December 31, 2016, the Company had recorded $1.9 million of unrecognized compensation cost included in additional paid-in capital related to restricted stock, which will be recognized over a weighted average period of 1.6 years. The total fair value of the restricted stock which vested during 2016 was $1.2 million. The following table summarizes restricted stock activity for the years ended December 31, 2016, 2015, and 2014:

	Number of Shares (000s)	Weighted-Average Grant Date Fair Value
Non-vested restricted stock at December 31, 2013	450	$8.00
Granted	138	10.75
Vested	(236)	8.00
Forfeited	(10)	9.48
Non-vested restricted stock at December 31, 2014	342	9.08
Granted	166	11.06
Vested	(210)	8.41
Forfeited	(5)	10.68
Non-vested restricted stock at December 31, 2015	293	10.65
Granted	235	8.62
Granted as a result of the Spin-Off	114	7.57
Vested	(141)	8.54
Forfeited	(30)	9.77
Non-vested restricted stock at December 31, 2016	471	$7.57
Restricted Stock Units

During 2016, 2015, and 2014, the Company awarded two types of performance-based RSUs to key employees: one based on the total stockholder return of the Company, as defined, relative to that of office peers included in the SNL US Office REIT Index (the "TSR RSUs") and the other based on the ratio of cumulative funds from operations per share to targeted cumulative funds from operations per share (the “FFO RSUs”). The performance period for these awards is three years and the ultimate payout of these awards can range from 0% to 200% of the targeted number of units depending on the achievement of the performance metrics described above. Both of these RSUs are to be settled in cash with payment dependent upon the attainment of required service, market, and performance criteria. The Company expenses an estimate of the fair value of the TSR RSUs over the performance period using a quarterly Monte Carlo valuation. The Company expenses the FFO RSUs over the vesting period using the fair market value of the Company’s stock at the reporting date multiplied by the anticipated number of units to be paid based on the current estimate of what the ratio is expected to be upon vesting. Dividend equivalents on the TSR RSUs and FFO RSUs will also be paid based upon the percentage vested. The targeted number of performance-based RSUs outstanding at December 31, 2016 are 396,872, 299,821, and 204,690 related to the 2016, 2015, and 2014 grants, respectively.
In 2012, the Company also issued 281,532 performance-based RSUs to the chief executive officer. The payout of these awards could have ranged from 0% to 150% of the targeted number of units depending on the total stockholder return of the Company, as defined, as compared to that of a peer group of companies through 2016. This award was expensed using a quarterly Monte Carlo valuation over the vesting period until the fourth quarter of 2016, when it was adjusted to the actual amount paid in 2017.
The following table summarizes the performance-based RSU activity as of December 31, 2016, 2015, and 2014 (in thousands):

Outstanding at December 31, 2013	755
Granted	205
Vested	(150)
Forfeited	(14)
Outstanding at December 31, 2014	796
Granted	244
Vested	(191)
Forfeited	(6)
Outstanding at December 31, 2015	843
Granted	312
Granted as a result of the Spin-Off	308
Vested	(160)
Forfeited	(30)
Outstanding at December 31, 2016	1,273
In 2016, the Company granted 28,938 time-vested RSUs to a key employee. The value of each unit is equal to the fair market value of one share of common stock. The vesting period for this award is three years. These RSUs are to be settled in cash with payment dependent upon the attainment of the required service criteria.
The Company estimates future expense for all types of RSUs outstanding at December 31, 2016 to be $3.2 million (using stock prices and estimated target percentages as of December 31, 2016), which will be recognized over a weighted-average period of 0.9 years. During 2016, total cash paid for all types of RSUs and related dividend payments was $1.6 million.
During 2016, 2015, and 2014, $6.4 million, $67,000, and $5.4 million, respectively, was recognized as compensation expense related to RSUs for employees and directors.
14.    RETIREMENT SAVINGS PLAN
The Company maintains a defined contribution plan (the “Retirement Savings Plan”) pursuant to Section 401 of the Internal Revenue Code (the “Code”) which covers active regular employees. Employees are eligible under the Retirement Savings Plan immediately upon hire, and pre-tax contributions are allowed up to the limits set by the Code. The Company has a match program of up to 3% of an employee’s eligible pre-tax Retirement Savings Plan contributions up to certain Code limits. Employees vest in Company contributions over a three-year period. The Company may change this percentage at its discretion, and, in addition, the Company could decide to make discretionary contributions in the future. The Company contributed $682,000, $639,000, and $592,000 to the Retirement Savings Plan for the 2016, 2015, and 2014 plan years, respectively.
15.    INCOME TAXES

On December 31, 2014, CREC merged into Cousins and Cousins formed CTRS. CTRS recorded no income tax expense in 2016 or 2015 and CREC recorded a $20,000 income tax benefit in 2014.
The net income tax benefit differs from the amount computed by applying the statutory federal income tax rate to CTRS' income before taxes for the year ended December 31, 2016, and to CREC’s income before taxes for the years ended 2015 and 2014 as follows ($ in thousands):

	2016		2015		2014
	Amount	Rate	Amount	Rate	Amount	Rate
Federal income tax benefit (expense)	$(1,159)	(35)%	$778	35%	$(1,124)	(35)%
State income tax benefit (expense), net of federal income tax effect	(132)	(4)%	90	4%	(125)	(4)%
Valuation allowance	1,282	39%	(833)	(37)%	1,644	50%
State deferred tax adjustment	9	—%	(35)	(2)%	(375)	(11)%
Benefit applicable to income (loss) from continuing operations	$—	—%	$—	—%	$20	—%
On December 31, 2014, CREC merged into Cousins and Cousins contributed some of the assets and contracts that were previously owned by CREC to CTRS, a newly formed taxable REIT subsidiary of Cousins. Cousins retained many of CREC's tax benefits, including the significant portion of CREC's Federal and state tax carryforwards. Some of CREC's tax benefits were assumed by CTRS upon the contributions Cousins made to CTRS immediately following CREC's merger into Cousins. The tax effect of significant temporary differences representing deferred tax assets and liabilities of CTRS as of December 31, 2016 and 2015 are as follows (in thousands):

	2016	2015
Income from unconsolidated joint ventures	$(188)	$928
Federal and state tax carryforwards	514	680
Total deferred tax assets	326	1,608
Valuation allowance	(326)	(1,608)
Net deferred tax asset	$—	$—
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
As of December 31, 2016 and 2015 the deferred tax asset of CTRS equaled $326,000 and $1.6 million, respectively, with a valuation allowance placed against the full amount of each. The conclusion that a valuation allowance should be recorded as of December 31, 2016 and 2015 was based the lack of evidence that CTRS, could generate future taxable income to realize the benefit of the deferred tax assets.
16. EARNINGS PER SHARE
The following table sets forth the computation of the basic and diluted earnings per share of the Company's consolidated statements of operations for the years ended December 31, 2016, 2015, and 2014 (in thousands):

	Year Ended December 31
	2016	2015	2014
Earnings per Common Share - basic:
Numerator:
Income from continuing operations	$60,941	$94,332	$12,886
Net (income) attributable to noncontrolling interests in the CPLP from continuing operations	(784)	—	—
Net (income) attributable to other noncontrolling interests from continuing operations	(211)	(111)	(1,004)
Dividends to preferred stockholders	—	—	(2,955)
Preferred Share original issue costs	—	—	(3,530)
Income from continuing operations available for common stockholders	59,946	94,221	5,397
Income from discontinued operations	19,163	31,297	40,122
Net income available for common stockholders	$79,109	$125,518	$45,519

Denominator:
Weighted average common shares - basic	253,895	215,827	204,216
Earnings per common share - basic:
Income from continuing operations available for common stockholders	$0.24	$0.44	$0.02
Income from discontinued operations available for common stockholders	0.07	0.14	0.20
Net income available for common stockholders	$0.31	$0.58	$0.22

Earnings per common share - diluted:
Numerator:
Income from continuing operations	$60,941	$94,332	$12,886
Net (income) attributable to other noncontrolling interests from continuing operations	(211)	(111)	(1,004)
Dividends to preferred stockholders	—	—	(2,955)
Preferred Share original issue costs	—	—	(3,530)
Income from continuing operations available for common stockholders before net income attributable to noncontrolling interests in CPLP	60,730	94,221	5,397
Income from discontinued operations available for common stockholders	19,163	31,297	40,122
Net income available for common stockholders before net income attributable to noncontrolling interests in CPLP	$79,893	$125,518	$45,519

Denominator:
Weighted average common shares - basic	253,895	215,827	204,216
Add:
Stock options using treasury method	178	152	244
Noncontrolling interests CPLP	1,950	—	—
Weighted average common shares - diluted	256,023	215,979	204,460
Earnings per common share - diluted:
Income from continuing operations available for common stockholders	$0.24	$0.44	$0.02
Income from discontinued operations available for common stockholders	0.07	0.14	0.20
Net income available for common stockholders	$0.31	$0.58	$0.22
Anti-dilutive stock options represent stock options whose exercise price exceeds the average market value of the Company’s stock. These anti-dilutive stock options are not included in the current calculation of dilutive weighted average shares, but could be dilutive in the future. For the years ended December 31, 2016, 2015, and 2014, the number of anti-dilutive stock options was 762,000, 1,128,000, and 1,553,000, respectively.
17.    CONSOLIDATED STATEMENTS OF CASH FLOWS - SUPPLEMENTAL INFORMATION

Supplemental information related to cash flows, including significant non-cash activity affecting the consolidated statements of cash flows, for the years ended December 31, 2016, 2015, and 2014 is as follows (in thousands):

	2016	2015	2014
Interest paid, net of amounts capitalized	$32,215	$29,337	$28,840
Income taxes paid	—	2	4
Non-Cash Transactions:
Non-cash assets and liabilities assumed in Merger	1,886,815	—	—
Non-cash assets and liabilities distributed in Spin-Off	(948,306)	—	—
Mortgage note payable legally defeased	20,170	—	—
Transfer from land held to projects under development	8,099	—	5,185
Change in accrued property acquisition, development, and tenant asset expenditures	7,918	(2,483)	(531)
Transfer from investment in unconsolidated joint ventures to projects under development	5,880	—	—
Transfer from projects under development to operating properties	—	121,709	—
Transfer from operating properties and related assets to real estate assets and other assets held for sale	—	7,246	—
Transfer from operating properties and related liabilities to liabilities of real estate assets held for sale	—	1,347	—
18. REPORTABLE SEGMENTS
The Company's segments are based on the method of internal reporting which classifies operations by property type and geographical area. The segments by property type are: Office, Mixed-Use, and Other. The segments by geographical region are: Atlanta, Austin, Charlotte, Orlando, Tampa, Phoenix, and Other. These reportable segments represent an aggregation of operating segments reported to the Chief Operating Decision Maker based on similar economic characteristics that include the type of product and the geographical location. Each segment includes both consolidated operations and the Company's share of joint venture operations.
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
Segment net income, amount of capital expenditures, and total assets are not presented in the following tables because management does not utilize these measures when analyzing its segments or when making resource allocation decisions. Information on the Company's segments along with a reconciliation of NOI to net income available to common stockholders is as follows (in thousands):

Year ended December 31, 2016	Office	Mixed-Use	Other	Total
Net Operating Income:
Houston	$78,590	$—	$—	$78,590
Atlanta	98,032	7,411	—	105,443
Austin	29,865	—	—	29,865
Charlotte	28,418	—	—	28,418
Orlando	3,265	—	—	3,265
Tampa	7,130	—	—	7,130
Tempe	6,067	—	—	6,067
Other	1,504	—	—	1,504
Total Net Operating Income	$252,871	$7,411	$—	$260,282

Year ended December 31, 2015	Office	Mixed-Use	Other	Total
Net Operating Income:
Houston	$103,210	$—	$—	$103,210
Atlanta	93,438	5,854	—	99,292
Austin	15,294	—	—	15,294
Charlotte	16,164	—	—	16,164
Other	7,104	—	168	7,272
Total Net Operating Income	$235,210	$5,854	$168	$241,232

Year ended December 31, 2014	Office	Mixed-Use	Other	Total
Net Operating Income:
Houston	$100,816	$—	$—	$100,816
Atlanta	73,434	5,727	—	79,161
Austin	6,992	—	—	6,992
Charlotte	6,839	—	—	6,839
Other	18,470	—	3,395	21,865
Total Net Operating Income	$206,551	$5,727	$3,395	$215,673
The following reconciles Net Income to Net Operating Income for each of the periods presented (in thousands):

	Year Ended December 31,
	2016	2015	2014
Net Income	$80,104	$125,629	$53,008
Net operating income from unconsolidated joint ventures	28,785	24,335	25,897
Net operating income from discontinued operations	78,591	103,198	102,616
Fee income	(8,347)	(7,297)	(12,519)
Other income	(1,050)	(828)	(919)
Reimbursed expenses	3,259	3,430	3,652
General and administrative expenses	25,592	16,918	19,784
Interest expense	26,650	22,735	20,983
Depreciation and amortization	97,948	71,625	62,258
Acquisition and merger costs	24,521	299	1,130
Other expenses	5,888	1,181	3,729
Loss on extinguishment of debt	5,180	—	—
Benefit for income taxes from operations	—	—	(20)
Income from unconsolidated joint ventures	(10,562)	(8,302)	(11,268)
Gain on sale of investment properties	(77,114)	(80,394)	(12,536)
Income (loss) from discontinued operations	(19,163)	(31,297)	(40,122)
Net Operating Income	$260,282	$241,232	$215,673
Revenues by reportable segment, including a reconciliation to total revenues on the consolidated statements of operations for years ended December 31, 2016, 2015 and 2014 are as follows (in thousands):

Year ended December 31, 2016	Office	Mixed-Use	Other	Total
Revenues:
Atlanta	$160,540	$13,043	$—	$173,583
Austin	52,769	—	—	52,769
Charlotte	39,448	—	—	39,448
Houston	136,926	—	—	136,926
Orlando	5,896	—	—	5,896
Tampa	10,994	—	—	10,994
Tempe	8,902	—	—	8,902
Other	2,443	—	—	2,443
Total segment revenues	417,918	13,043	—	430,961
Company's share of rental property revenues from unconsolidated joint ventures	31,177	13,043	—	44,220
Revenues included in discontinued operations	136,927	—	—	136,927
Total rental property revenues	$249,814	$—	$—	$249,814

Year ended December 31, 2015	Office	Mixed-Use	Other	Total
Revenues:
Houston	$176,823	$—	$—	$176,823
Atlanta	164,712	9,975	—	174,687
Austin	26,581	—	—	26,581
Charlotte	22,964	—	—	22,964
Other	9,216	—	192	9,408
Total segment revenues	400,296	9,975	192	410,463
Company's share of rental property revenues from unconsolidated joint ventures	27,416	9,975	—	37,391
Revenues included in discontinued operations	176,828	—	—	176,828
Total rental property revenues	$196,052	$—	$192	$196,244

Year ended December 31, 2014	Office	Mixed-Use	Other	Total
Revenues:
Houston	$179,788	$—	$—	$179,788
Atlanta	125,884	9,037	—	134,921
Austin	14,062	—	—	14,062
Charlotte	9,404	—	—	9,404
Other	42,576	—	3,886	46,462
Total segment revenues	371,714	9,037	3,886	384,637
Company's share of rental property revenues from unconsolidated joint ventures	26,766	9,037	1,997	37,800
Revenues included in discontinued operations	182,714	—	—	182,714
Total rental property revenues	$162,234	$—	$1,889	$164,123

SCHEDULE III
(Page 1 of 4)
COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2016
(in thousands)

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period
Description/Metropolitan Area	Encumbrances	Land and Improvements	Buildings and Improvements	Land and Improvements less Cost of Sales, Transfers and Other	Building and Improvements less Cost of Sales, Transfers and Other	Land and Improvements less Cost of Sales, Transfers and Other	Building and Improvements less Cost of Sales, Transfers and Other	Total (a)(b)	Accumulated Depreciation (a)(b)	Date of Construction/ Renovation	Date Acquired	Life on Which Depreciation in 2016 Statement of Operations is Computed (c)
OPERATING PROPERTIES
Colorado Tower	119,069	—	—	1,600	118,455	1,600	118,455	120,055	9,669	2013	2013	30 years
Austin, TX
816 Congress	84,231	6,817	89,891	3,282	16,170	10,099	106,061	116,160	14,767	—	2013	42 years
Austin, TX
Research Park	—	4,373	—	801	36,766	5,174	36,766	41,940	549	2014	1998	30 years
Austin, TX
Northpark Town Center	—	22,350	295,825	—	22,101	22,350	317,926	340,276	27,266	—	2014	39 years
Atlanta, GA
Promenade	104,997	13,439	102,790	—	35,664	13,439	138,454	151,893	33,382	—	2011	34 years
Atlanta, GA
The American Cancer Society Center	127,451	5,226	67,370	—	34,165	5,226	101,535	106,761	72,422	—	1999	25 years
Atlanta, GA
Meridian Mark Plaza	24,427	2,219	—	—	30,024	2,219	30,024	32,243	18,726	1997	1997	30 years
Atlanta, GA
Fifth Third Center	148,867	22,591	180,430	—	11,414	22,591	191,844	214,435	15,891	—	2014	40 years
Charlotte, NC
Corporate Center	—	7,298	272,148	—	1,705	7,298	273,853	281,151	2,827	—	2016	40 years
Tampa, FL
Bank of America Center	—	7,121	66,129	—	266	7,121	66,395	73,516	985	—	2016	40 years
Orlando, FL
One Orlando Centre	—	12,625	44,088	—	(2,635)	12,625	41,453	54,078	706	—	2016	40 years
Orlando, FL
Citrus Center	—	4,307	41,608	—	(71)	4,307	41,537	45,844	797	—	2016	40 years
Orlando, FL
The Pointe	23,369	9,404	54,694	—	41	9,404	54,735	64,139	738	—	2016	40 years
Tampa, FL
Harborview Plaza	—	10,800	39,136	—	436	10,800	39,572	50,372	515	—	2016	40 years
Tampa, FL
3344 Peachtree	80,258	16,110	176,153	—	(57)	16,110	176,096	192,206	1,673	—	2016	40 years
Atlanta, GA
One Buckhead Plaza	—	17,011	171,930	—	41	17,011	171,971	188,982	1,651	—	2016	40 years
Atlanta, GA
3350 Peachtree	—	16,836	109,166	—	(988)	16,836	108,178	125,014	1,038	—	2016	40 years
Atlanta, GA
3348 Peachtree	—	6,707	69,723	—	(30)	6,707	69,693	76,400	749	—	2016	40 years
Atlanta, GA
Two Buckhead Plaza	53,515	18,053	74,547	—	204	18,053	74,751	92,804	760	—	2016	40 years
Atlanta, GA
Hearst Tower	—	9,977	323,299	—	1,510	9,977	324,809	334,786	2,937	—	2016	40 years
Charlotte, NC
NASCAR Plaza	—	51	115,238	—	562	51	115,800	115,851	1,109	—	2016	40 years
Charlotte, NC
Hayden Ferry	—	13,102	262,578	—	2,068	13,102	264,646	277,748	2,620	—	2016	40 years
Phoenix, AZ
Tempe Gateway	—	5,893	95,130	—	377	5,893	95,507	101,400	740	—	2016	40 years
Phoenix, AZ
One Eleven Congress	130,002	33,841	201,707	—	4,029	33,841	205,736	239,577	1,839	—	2016	40 years
Austin, TX
San Jacinto Center	102,562	34,068	176,535	—	144	34,068	176,679	210,747	1,500	—	2016	40 years
Austin, TX

Total Operating Properties	$998,748	$300,219	$3,030,115	$5,683	$312,361	$305,902	$3,342,476	$3,648,378	$215,856

S-1

SCHEDULE III
(Page 3 of 4)
COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2016
(in thousands)

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period
Description/Metropolitan Area	Encumbrances	Land and Improvements	Buildings and Improvements	Land and Improvements less Cost of Sales, Transfers and Other	Building and Improvements less Cost of Sales, Transfers and Other	Land and Improvements less Cost of Sales, Transfers and Other	Building and Improvements less Cost of Sales, Transfers and Other	Total (a)(b)	Accumulated Depreciation (a)(b)	Date of Construction/ Renovation	Date Acquired	Life on Which Depreciation in 2016 Statement of Operations is Computed (c)
PROJECTS UNDER DEVELOPMENT
NCR Phase 1	$—	$20,032	$—	$—	$83,962	$20,032	$83,962	$103,994	$—	2015	2015
Atlanta, GA
NCR Phase II	—	8,099	—	—	8,142	8,099	8,142	16,241	—	—	2015
Atlanta, GA
Avalon	—	4,130	—	72	37,950	4,202	37,950	42,152	—	2016	2016
Atlanta, GA
Total Projects Under Development	$—	$32,261	$—	$72	$130,054	$32,333	$130,054	$162,387	$—

LAND
Commercial Land
Land Adjacent to The Avenue Forsyth	—	11,240	—	(7,540)	—	3,700	—	3,700	—	—	2007
Suburban Atlanta, GA
North Point	—	10,294	—	(9,773)	—	521	—	521	—	—	1970-1985
Suburban Atlanta, GA
Total Commercial Land	$—	$21,534	$—	$(17,313)	$—	$4,221	$—	$4,221	$—

Residential Land
Callaway Gardens	—	1,584	—	(1,584)	—	—	—	—	—	2006	2006
Pine Mountain, GA
Total Residential Land	$—	$1,584	$—	$(1,584)	$—	$—	$—	$—	$—
Total Land	$—	$23,118	$—	$(18,897)	$—	$4,221	$—	$4,221	$—

Total Properties	$998,748	$355,598	$3,030,115	$(13,142)	$442,415	$342,456	$3,472,530	$3,814,986	$215,856

S-2

SCHEDULE III
(Page 4 of 4)
COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2016
(in thousands)

NOTES:

(a)	Reconciliations of total real estate carrying value and accumulated depreciation for the three years ended December 31, 2016 are as follows:

	Real Estate			Accumulated Depreciation
	2016	2015	2014	2016	2015	2014
Balance at beginning of period	$2,606,343	$2,619,488	$2,164,815	$359,422	$324,543	$257,151
Additions during the period:
Parkway merger	2,832,730	—	—	—	—	—
Acquisitions	—	28,131	523,695	—	—	—
Improvements and other capitalized costs	208,016	139,676	109,959	—	—	—
Transfers	5,306	—	—	—	—	—
Depreciation expense	—	—	—	112,277	99,067	86,824
	3,046,052	167,807	633,654	112,277	99,067	86,824
Deductions during the period:
Parkway spin-off	(1,230,235)	—	—	(148,523)	—	—
Cost of real estate sold	(602,648)	(180,952)	(178,981)	(107,320)	(64,188)	(19,432)
Impairment loss	(4,526)	—	—	—	—	—
	(1,837,409)	(180,952)	(178,981)	(255,843)	(64,188)	(19,432)
Balance at end of period	$3,814,986	$2,606,343	$2,619,488	$215,856	$359,422	$324,543

(b)	The aggregate cost for federal income tax purposes, net of depreciation, was $2.9 billion (unaudited) at December 31, 2016.

(c)
Buildings and improvements are depreciated over 25 to 42 years. Leasehold improvements and other capitalized leasing costs are depreciated over the life of the asset or the term of the lease, whichever is shorter.

S-3