Form 10-Q
period 2017-03-31
COUSINS PROPERTIES INC
filed 2017-04-27
CIK 25232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 20, 2017
Common Stock, $1 par value per share	418,896,618 shares

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
•our ability to obtain future financing;
•future acquisitions and dispositions of operating assets;
•future acquisitions of land;
•future development and redevelopment opportunities;
•future dispositions of land and other non-core assets;
•future repurchases of common stock;
•projected operating results;
•market and industry trends;
•future distributions;
•projected capital expenditures;
•interest rates;

•
the impact of the transaction involving us, Parkway Properties, Inc. ("Parkway"), and Parkway, Inc. ("New Parkway"), including future financial and operating results, plans, objectives, expectations, and intentions;

•	all statements that address operating performance, events, or developments that we expect or anticipate will occur in the future — including statements relating to creating value for stockholders;

•	impact of the transactions with Parkway and New Parkway on tenants, employees, stockholders, and other constituents of the combined companies; and

•	integrating Parkway with us.
Any forward-looking statements are based upon management's beliefs, assumptions, and expectations of our future performance, taking into account information currently available. These beliefs, assumptions, and expectations may change as a result of possible events or factors, not all of which are known. If a change occurs, our business, financial condition, liquidity, and results of operations may vary materially from those expressed in forward-looking statements. Actual results may vary from forward-looking statements due to, but not limited to, the following:

•	the availability and terms of capital;

•	the ability to refinance or repay indebtedness as it matures;

•	the failure of purchase, sale, or other contracts to ultimately close;

•	the failure to achieve anticipated benefits from acquisitions, investments, or dispositions;

•	the potential dilutive effect of common stock or operating partnership unit issuances;

•	the failure to achieve benefits from the repurchase of common stock;

•	the availability of buyers and pricing with respect to the disposition of assets;

•
risks and uncertainties related to national and local economic conditions, the real estate industry, and the commercial real estate markets in which we operate, particularly in Atlanta, Charlotte, and Austin where we have high concentrations of our annualized lease revenue;

•	changes to our strategy with regard to land and other non-core holdings that may require impairment losses to be recognized;

•	leasing risks, including the ability to obtain new tenants or renew expiring tenants, the ability to lease newly developed and/or recently acquired space, and the risk of declining leasing rates;

•	the adverse change in the financial condition of one or more of our major tenants;

•	volatility in interest rates and insurance rates;

•	competition from other developers or investors;

•	the risks associated with real estate developments (such as zoning approval, receipt of required permits, construction delays, cost overruns, and leasing risk);

•	the loss of key personnel;

•	the potential liability for uninsured losses, condemnation, or environmental issues;

•	the potential liability for a failure to meet regulatory requirements;

•	the financial condition and liquidity of, or disputes with, joint venture partners;

•	any failure to comply with debt covenants under credit agreements;

•	any failure to continue to qualify for taxation as a real estate investment trust and to meet regulatory requirements;

•	risks associated with litigation resulting from the transactions with Parkway and from liabilities or contingent liabilities assumed in the transactions with Parkway;

•	risks associated with any errors or omissions in financial or other information of Parkway that has been previously provided to the public;

•	the ability to successfully integrate our operations and employees in connection with the transactions with Parkway and New Parkway;

•	the ability to realize anticipated benefits and synergies of the transactions with Parkway and New Parkway;

•	potential changes to state, local, or federal regulations applicable to our business;

•	material changes in the dividend rates on securities or the ability to pay dividends on common shares or other securities;

•	potential changes to the tax laws impacting REITs and real estate in general;

•	significant costs related to uninsured losses, condemnation, or environmental issues; and

•	those additional risks and factors discussed in reports filed with the Securities and Exchange Commission by the Company.
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

PART I — FINANCIAL INFORMATION
Item 1.    Financial Statements.
COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share and per share amounts)

	March 31, 2017	December 31, 2016
	(unaudited)
Assets:
Real estate assets:
Operating properties, net of accumulated depreciation of $181,928 and $215,856 in 2017 and 2016, respectively	$3,437,591	$3,432,522
Projects under development	203,509	162,387
Land	4,221	4,221
	3,645,321	3,599,130
Real estate assets and other assets held for sale, net of accumulated depreciation and amortization of $73,525 in 2017	44,653	—

Cash and cash equivalents	35,755	35,687
Restricted cash	13,485	15,634
Notes and accounts receivable, net of allowance for doubtful accounts of $1,410 and $1,167 in 2017 and 2016, respectively	25,426	27,683
Deferred rents receivable	39,833	39,464
Investment in unconsolidated joint ventures	128,589	179,397
Intangible assets, net of accumulated amortization of $70,588 and $53,483 in 2017 and 2016, respectively	240,770	245,529
Other assets	32,457	29,083
Total assets	$4,206,289	$4,171,607
Liabilities:
Notes payable	$1,113,766	$1,380,920
Liabilities of real estate assets held for sale	130,691	—
Accounts payable and accrued expenses	119,803	109,278
Deferred income	35,401	33,304
Intangible liabilities, net of accumulated amortization of $16,904 and $12,227 in 2017 and 2016, respectively	85,105	89,781
Other liabilities	39,007	44,084
Total liabilities	1,523,773	1,657,367
Commitments and contingencies
Equity:
Stockholders' investment:
Preferred stock, $1 par value, 20,000,000 shares authorized, 6,867,357 shares issued and outstanding in 2017 and 2016	6,867	6,867
Common stock, $1 par value, 700,000,000 shares authorized, 429,225,700 and 403,746,938 shares issued in 2017 and 2016, respectively	429,226	403,747
Additional paid-in capital	3,595,581	3,407,430
Treasury stock at cost, 10,329,082 shares in 2017 and 2016	(148,373)	(148,373)
Distributions in excess of cumulative net income	(1,257,697)	(1,214,114)
Total stockholders' investment	2,625,604	2,455,557
Nonredeemable noncontrolling interests	56,912	58,683
Total equity	2,682,516	2,514,240
Total liabilities and equity	$4,206,289	$4,171,607

See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2017	2016
Revenues:
Rental property revenues	$112,517	$45,353
Fee income	1,936	2,199
Other	5,426	390
	119,879	47,942
Costs and expenses:
Rental property operating expenses	41,526	17,804
Reimbursed expenses	865	870
General and administrative expenses	6,182	8,243
Interest expense	9,741	5,439
Depreciation and amortization	54,884	16,541
Acquisition and transaction costs	1,930	19
Other	404	355
	115,532	49,271
Income (loss) from continuing operations before unconsolidated joint ventures and gain (loss) on sale of investment properties	4,347	(1,329)
Income from unconsolidated joint ventures	581	1,834
Income from continuing operations before gain (loss) on sale of investment properties	4,928	505
Gain (loss) on sale of investment properties	(70)	14,190
Income from continuing operations	4,858	14,695
Income from discontinued operations	—	8,101
Net income	4,858	22,796
Net income attributable to noncontrolling interests	(107)	—
Net income available to common stockholders	$4,751	$22,796
Per common share information — basic and diluted:
Income from continuing operations	$0.01	$0.07
Income from discontinued operations	—	0.04
Net income	$0.01	$0.11
Weighted average shares — basic	402,781	210,904
Weighted average shares — diluted	411,186	210,974
Dividends declared per common share	$0.12	$0.08

See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
Three Months Ended March 31, 2017 and 2016
(unaudited, in thousands)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Treasury Stock	Distributions in Excess of Net Income	Stockholders’ Investment	Nonredeemable Noncontrolling Interests	Total Equity
Balance December 31, 2016	$6,867	$403,747	$3,407,430	$(148,373)	$(1,214,114)	$2,455,557	$58,683	$2,514,240
Net income	—	—	—	—	4,751	4,751	107	4,858
Common stock issued pursuant to:
Common stock offering, net of issuance costs	—	25,000	186,825	—	—	211,825	—	211,825
Stock based compensation	—	231	(932)	—	—	(701)	—	(701)
Spin-off of Parkway, Inc.	—	—	—	—	404	404	—	404
Common stock redemption by unit holders	—	251	1,766	—	—	2,017	(2,017)	—
Amortization of stock options and restricted stock, net of forfeitures	—	(3)	492	—	—	489	—	489
Contributions from nonredeemable noncontrolling interest	—	—	—	—	—	—	630	630
Distributions to nonredeemable noncontrolling interest	—	—	—	—	—	—	(491)	(491)
Common dividends ($0.12 per share)	—	—	—	—	(48,738)	(48,738)	—	(48,738)
Balance March 31, 2017	$6,867	$429,226	$3,595,581	$(148,373)	$(1,257,697)	$2,625,604	$56,912	$2,682,516

Balance December 31, 2015	$—	$220,256	$1,722,224	$(134,630)	$(124,435)	$1,683,415	$—	$1,683,415
Net income	—	—	—	—	22,796	22,796	—	22,796
Common stock issued pursuant to stock based compensation	—	180	(607)	—	—	(427)	—	(427)
Amortization of stock options and restricted stock, net of forfeitures	—	—	403	—	—	403	—	403
Contributions from nonredeemable noncontrolling interests	—	—	—	—	—	—	758	758
Repurchase of common stock	—	—	—	(13,743)	—	(13,743)	—	(13,743)
Common dividends ($0.08 per share)	—	—	—	—	(16,918)	(16,918)	—	(16,918)
Balance March 31, 2016	$—	$220,436	$1,722,020	$(148,373)	$(118,557)	$1,675,526	$758	$1,676,284
See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,858	$22,796
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) loss on sale of investment properties	70	(14,190)
Depreciation and amortization, including discontinued operations	54,884	31,969
Amortization of deferred financing costs and premium/discount on notes payable	(2,748)	480
Stock-based compensation expense, net of forfeitures	489	403
Effect of certain non-cash adjustments to rental revenues	(13,333)	(4,898)
Income from unconsolidated joint ventures	(581)	(1,834)
Operating distributions from unconsolidated joint ventures	816	1,984
Changes in other operating assets and liabilities:
Change in other receivables and other assets, net	(5,362)	(6,108)
Change in operating liabilities	(15,974)	(25,094)
Net cash provided by operating activities	23,119	5,508
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from investment property sales	—	21,088
Property acquisition, development, and tenant asset expenditures	(70,711)	(26,172)
Purchase of tenant in common interest	(13,382)	—
Collection of note receivable	3,292	—
Investment in unconsolidated joint ventures	(1,535)	(16,224)
Distributions from unconsolidated joint ventures	6,179	1,678
Change in restricted cash	2,149	(625)
Net cash used in investing activities	(74,008)	(20,255)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facility	93,000	116,100
Repayment of credit facility	(227,000)	(65,100)
Repayment of notes payable	(3,107)	(2,131)
Common stock issued, net of expenses	211,825	—
Repurchase of common stock	—	(13,743)
Common dividends paid	(23,603)	(16,918)
Other	(158)	—
Net cash provided by financing activities	50,957	18,208
NET INCREASE IN CASH AND CASH EQUIVALENTS	68	3,461
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	35,687	2,003
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$35,755	$5,464

Interest paid, net of amounts capitalized	$13,582	$7,480

Significant non-cash transactions:
Transfer from operating properties to real estate assets and other assets held for sale	$44,653	$—
Transfer from operating properties to liabilities of real estate assets held for sale	(130,691)	—
Transfer from investment in unconsolidated joint ventures to operating properties	68,390	—
Common stock dividends declared	25,135	—
Transfer from investment in unconsolidated joint ventures to projects under development	—	5,880
Change in accrued property acquisition, development, and tenant asset expenditures	411	421

See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)
1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of Business
Cousins Properties Incorporated (“Cousins”), a Georgia corporation, is a self-administered and self-managed real estate investment trust (“REIT”). Cousins conducts substantially all of its operations through Cousins Properties LP ("CPLP"). Cousins owns approximately 98% of CPLP and consolidates CPLP. Cousins TRS Services LLC ("CTRS"), which is wholly owned by CPLP, is a taxable entity which owns and manages its own real estate portfolio and performs certain real estate related services for other parties. Cousins, CPLP, CTRS, and their subsidiaries are hereinafter referred to collectively as "the Company."
The Company develops, acquires, leases, manages, and owns primarily Class A office assets and opportunistic mixed-use properties in Sunbelt markets with a focus on Arizona, Florida, Georgia, North Carolina, and Texas. Cousins has elected to be taxed as a REIT and intends to, among other things, distribute 100% of its net taxable income to stockholders, thereby eliminating any liability for federal income taxes under current law. Therefore, the results included herein do not include a federal income tax provision for Cousins.
Basis of Presentation
The condensed consolidated financial statements are unaudited and were prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, these financial statements reflect all adjustments necessary (which adjustments are of a normal and recurring nature) for the fair presentation of the Company's financial position as of March 31, 2017 and the results of operations for the three months ended March 31, 2017 and 2016. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of results expected for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016. The accounting policies employed are substantially the same as those shown in note 2 to the consolidated financial statements included therein.
For the three months ended March 31, 2017 and 2016, there were no items of other comprehensive income. Therefore, no presentation of comprehensive income is required.
Recently Issued Accounting Standards
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
In February 2016, the FASB issued ASU 2016-02, "Leases," which amends the existing standards for lease accounting by requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting and reporting. The new standard will require lessees to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months and classify such leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method (finance leases) or on a straight-line basis over the term of the lease (operating leases). Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases, and operating leases. ASU 2016-02 supersedes previous leasing standards.  The guidance is effective for the fiscal years beginning after December 15, 2018, with early adoption permitted. The Company expects to adopt this guidance effective January 1, 2019, and is currently assessing the potential impact of adopting the new guidance. The Company expects to adopt this guidance using the "modified retrospective" method effective January 1, 2019.

In August 2016, the FASB issued ASU 2016-15, "Classification of Certain Cash Receipts and Cash Payments" ("ASU 2016-15") which updated ASC Topic 230, "Statement of Cash Flows."  ASU 2016-15 clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows to reduce diversity in practice with respect to (i) debt prepayment or debt extinguishment costs, (ii) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, (iii) contingent consideration payments made after a business combination, (iv) proceeds from the settlement of insurance claims, (v) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, (vi) distributions received from equity method investees, (vii) beneficial interests in securitization transactions, and (viii) separately identifiable cash flows and application of the predominance principle.  ASU 2016-15 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017, with early adoption permitted.  The Company will adopt this ASU in fiscal year 2018, and anticipates no material changes as a result of the adoption.
In November 2016, the FASB issued ASU 2016-18, "Restricted Cash" ("ASU 2016-18") which updated ASC Topic 230, "Statement of Cash Flows." ASU 2016-18 will require companies to include restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This update is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017, with early adoption permitted.
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
Effective January 1, 2017, the Company adopted ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting." Under this ASU, the additional paid-in capital pool is eliminated, and an entity recognizes all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement. This ASU also eliminated the requirement to defer recognition of an excess tax benefit until all benefits are realized through a reduction to taxes payable. In the first quarter of 2017, the Company changed the treatment of excess tax benefits as operating cash flows in the statement of cash flows. This ASU also stipulates that cash payments to tax authorities in connection with shares withheld to meet statutory tax withholding requirements be presented as a financing activity in the statement of cash flows. This ASU was adopted prospectively effective January 1, 2017; therefore, prior periods have not been restated to conform to the current period presentation.
2. REAL ESTATE TRANSACTIONS
As of March 31, 2017, The American Cancer Society Center (the “ACS Center”), a 996,000 square foot office building in Atlanta, Georgia, that is included in the Company's Atlanta/Office operating segment, was classified as held for sale. The building is expected to sell in the second quarter of 2017 and the associated debt is expected to be repaid at, or prior to, the date of sale.
The major components of the assets and liabilities of ACS Center at March 31, 2017 were as follows (in thousands):

Real estate and other assets held for sale
Operating properties, net of accumulated depreciation of $73,525 in 2017	$33,459
Accounts receivable	1,028
Deferred rents receivable	8,913
Other assets	1,253
$44,653
Liabilities of real estate assets held for sale
Note payable, net of unamortized deferred loan costs of $36 in 2017	$126,962
Accounts payable and accrued expenses	2,340
Other liabilities	1,389
$130,691

3. TRANSACTIONS WITH PARKWAY PROPERTIES, INC.
On October 6, 2016, pursuant to the Agreement and Plan of Merger, dated April 28, 2016, (as amended or supplemented from time to time, the “Merger Agreement”), by and among Cousins, Parkway Properties, Inc. ("Parkway"), and subsidiaries of Cousins and Parkway, Parkway merged with and into a wholly-owned subsidiary of the Company (the "Merger"), with this subsidiary continuing as the surviving corporation of the Merger. In accordance with the terms and conditions of the Merger Agreement, each outstanding share of Parkway common stock and each outstanding share of Parkway limited voting stock was converted into 1.63 shares of Cousins common stock or limited voting preferred stock, respectively.
On October 7, 2016, pursuant to the Merger Agreement and the Separation, Distribution and Transition Services Agreement, dated as of October 5, 2016 (the "Separation Agreement"), by and among Cousins, Parkway, Parkway, Inc. ("New Parkway"), and certain other parties thereto, Cousins distributed pro rata to its common and limited voting preferred stockholders, including legacy Parkway common and limited voting stockholders, all of the outstanding shares of common and limited voting stock, respectively, of New Parkway, a newly-formed entity that contains the combined businesses relating to the ownership of real properties in Houston, Texas and certain other businesses of Parkway (the "Spin-Off"). In the Spin-Off, Cousins distributed one share of New Parkway common or limited voting stock for every eight shares of common or limited voting preferred stock of Cousins held of record as of the close of business on October 6, 2016. New Parkway is now an independent public company, and its common stock is listed under the symbol "PKY" on the New York Stock Exchange.
As a result of the Spin-Off, the historical results of operations of the Company's properties that were contributed to New Parkway have been presented as discontinued operations in the consolidated statements of operations. The following table includes a summary of discontinued operations of the Company for the three months ended March 31, 2016 (in thousands):

Rental property revenues	$43,123
Rental property operating expenses	(17,805)
Other revenues	186
Interest expense	(1,975)
Depreciation and amortization	(15,428)
Income from discontinued operations	$8,101

Cash used in operating activities	$(6,241)
Cash used in investing activities	$(8,737)
4. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES
The Company describes its investments in unconsolidated joint ventures in note 6 of notes to consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2016. The following table summarizes balance sheet data of the Company's unconsolidated joint ventures as of March 31, 2017 and December 31, 2016 (in thousands):

	Total Assets		Total Debt		Total Equity		Company’s Investment
SUMMARY OF FINANCIAL POSITION:	2017	2016	2017	2016	2017	2016	2017		2016
Terminus Office Holdings	$269,641	$268,242	$206,506	$207,545	$51,112	$49,476	$26,441		$25,686
EP I LLC	78,071	78,537	58,029	58,029	18,156	18,962	17,706		18,551
EP II LLC	67,354	67,754	45,061	44,969	20,981	21,743	17,105		17,606
Charlotte Gateway Village, LLC	122,054	119,054	—	—	119,175	116,809	12,978		11,796
HICO Victory Center LP	14,057	14,124	—	—	14,055	13,869	9,564		9,506
Carolina Square Holdings LP	80,251	66,922	37,413	23,741	34,136	34,173	18,480		18,325
CL Realty, L.L.C.	8,056	8,047	—	—	7,963	7,899	2,879		3,644
DC Charlotte Plaza LLLP	22,486	17,940	—	—	20,689	17,073	10,356		8,937
Temco Associates, LLC	4,388	4,368	—	—	4,280	4,253	846		829
Wildwood Associates	16,386	16,351	—	—	16,285	16,314	(1,157)	(1)	(1,143)	(1)
Crawford Long - CPI, LLC	28,446	27,523	72,448	72,822	(45,159)	(45,928)	(21,482)	(1)	(21,866)	(1)
111 West Rio Building	—	59,399	—	12,852	—	32,855	—		52,206
Courvoisier Centre JV, LLC	181,495	172,197	106,500	106,500	69,095	69,479	11,686		11,782
AMCO 120 WT Holdings, LLC	12,696	10,446	—	—	9,102	9,136	206		184
Other	—	—	—	—	—	—	342		345
	$905,381	$930,904	$525,957	$526,458	$339,870	$366,113	$105,950		$156,388
(1) Negative balances are included in deferred income on the balance sheets.
The following table summarizes statement of operations information of the Company's unconsolidated joint ventures for the three months ended March 31, 2017 and 2016 (in thousands):

	Total Revenues		Net Income (Loss)		Company's Share of Income (Loss)
SUMMARY OF OPERATIONS:	2017	2016	2017	2016	2017	2016
Terminus Office Holdings	$10,946	$10,431	$1,635	$1,028	$818	$514
EP I LLC	3,065	3,003	544	650	282	462
EP II LLC	1,910	899	137	(618)	99	(450)
Charlotte Gateway Village, LLC	6,719	8,482	2,365	3,348	1,182	536
HICO Victory Center LP	85	82	85	75	54	38
Carolina Square Holdings LP	24	—	(45)	—	—	—
CL Realty, L.L.C.	2,599	133	2,463	47	435	30
DC Charlotte Plaza LLLP	1	—	1	—	1	—
Temco Associates, LLC	48	206	27	170	17	88
Wildwood Associates	—	—	(29)	(28)	(14)	(14)
Crawford Long - CPI, LLC	3,019	3,071	769	660	384	330
111 West Rio Building	—	—	—	—	(2,581)	—
Courvoisier Centre JV, LLC	2,636	—	(388)	—	(96)	—
AMCO 120 WT Holdings, LLC	—	—	(7)	—	—	—
Other	—	—	—	—	—	300
	$31,052	$26,307	$7,557	$5,332	$581	$1,834
On February 28, 2017, the Company purchased American Airlines' 25.4% interest in the 111 West Rio Building for a purchase price of $19.6 million. As a result, the Company changed its accounting for the 111 West Rio Building from the equity method to the consolidated method. Upon consolidation, the Company recognized a $3.5 million loss and recorded this amount in income from unconsolidated joint ventures.

Subsequent to quarter end, EP I LLC and EP II LLC extended their construction loans to October 9, 2017.
5. INTANGIBLE ASSETS
Intangible assets on the balance sheets as of March 31, 2017 and December 31, 2016 included the following (in thousands):

	March 31, 2017	December 31, 2016
In-place leases, net of accumulated amortization of $61,658 and $46,899 in 2017 and 2016, respectively	$182,908	$185,251
Above-market tenant leases, net of accumulated amortization of $8,792 and $6,515 in 2017 and 2016, respectively	37,914	40,260
Below-market ground lease, net of accumulated amortization of $138 and $69 in 2017 and 2016, respectively	18,274	18,344
Goodwill	1,674	1,674
	$240,770	$245,529

The following is a summary of goodwill activity for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016
Beginning balance	$1,674	$3,647
Allocated to property sales	—	(21)
Ending balance	$1,674	$3,626
6. OTHER ASSETS
Other assets on the balance sheets as of March 31, 2017 and December 31, 2016 included the following (in thousands):

	March 31, 2017	December 31, 2016
Furniture, fixtures and equipment, leasehold improvements, and other deferred costs, net of accumulated depreciation of $22,420 and $23,135 in 2017 and 2016, respectively	$14,477	$15,773
Lease inducements, net of accumulated amortization of $764 and $1,278 in 2017 and 2016, respectively	1,917	2,517
Prepaid expenses and other assets	13,960	8,432
Line of credit deferred financing costs, net of accumulated amortization of $2,601 and $2,264 in 2017 and 2016, respectively	1,824	2,182
Predevelopment costs and earnest money	279	179
	$32,457	$29,083
7. NOTES PAYABLE
The following table details the terms and amounts of the Company’s outstanding notes payable at March 31, 2017 and December 31, 2016 ($ in thousands):

Description	Interest Rate	Maturity	March 31, 2017	December 31, 2016
Credit Facility, unsecured	2.08%	2019	$—	$134,000
Term Loan, unsecured	2.18%	2021	250,000	250,000
Fifth Third Center	3.37%	2026	148,786	149,516
One Eleven Congress	6.08%	2017	128,000	128,000
The ACS Center	6.45%	2017	126,997	127,508
Colorado Tower	3.45%	2026	120,000	120,000
Promenade	4.27%	2022	104,607	105,342
San Jacinto Center	6.05%	2017	101,000	101,000
816 Congress	3.75%	2024	84,486	84,872
3344 Peachtree	4.75%	2017	78,453	78,971
Two Buckhead Plaza	6.43%	2017	52,000	52,000
Meridian Mark Plaza	6.00%	2020	24,404	24,522
The Pointe	4.01%	2019	22,838	22,945
			1,241,571	1,378,676
Unamortized premium, net			3,601	6,792
Unamortized loan costs			(4,444)	(4,548)
Notes Payable			$1,240,728	$1,380,920
Notes Payable - real estate assets held for sale, net			(126,962)	—
Total Notes Payable			$1,113,766	$1,380,920

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
At March 31, 2017, the Credit Facility's spread over LIBOR was 1.1%. The amount that the Company may draw under the Credit Facility is a defined calculation based on the Company's unencumbered assets and other factors. The total available borrowing capacity under the Credit Facility was $499 million at March 31, 2017.
Term Loan
The Company has a $250 million senior unsecured term loan (the "Term Loan") that matures on December 2, 2021. The Term Loan contains financial covenants consistent with those of the Credit Facility. The interest rate applicable to the Term Loan varies according to the Company’s leverage ratio, and may, at the election of the Company, be determined based on either (1) the current London Interbank Offered Rate ("LIBOR") plus a spread of between 1.20% and 1.70%, based on leverage or (2) the greater of Bank of America's prime rate, the federal funds rate plus 0.50% or the one-month LIBOR plus 1.0% (the “Base Rate”), plus a spread of between 0.00% and 0.75%, based on leverage. At March 31, 2017, the Term Loan's spread over LIBOR was 1.2%.
Fair Value
At March 31, 2017 and December 31, 2016, the aggregate estimated fair values of the Company's notes payable were $1.3 billion and $1.4 billion, respectively, calculated by discounting the debt's remaining contractual cash flows at estimated rates at which similar loans could have been obtained at those respective dates. The estimate of the current market rate, which is the most significant input in the discounted cash flow calculation, is intended to replicate debt of similar maturity and loan-to-value relationship. These fair value calculations are considered to be Level 2 under the guidelines as set forth in ASC 820, "Fair Value Measurement," as the Company utilizes market rates for similar type loans from third-party brokers.
Other Information
For the three months ended March 31, 2017 and 2016, interest expense was as follows (in thousands):

	Three Months Ended March 31, 2017
	2017	2016
Total interest incurred	$11,331	$8,156
Less interest - discontinued operations	—	(1,975)
Interest capitalized	(1,590)	(742)
Total interest expense	$9,741	$5,439
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
In April 2017, the Company repaid in full, without penalty, the $128 million One Eleven Congress mortgage note and the $101 million San Jacinto Center mortgage note.
In April 2017, the Company closed a $350 million private placement of senior unsecured debt, which will be drawn in two tranches. The first tranche of $100 million was drawn in April 2017, has a 10-year maturity, and has a fixed annual interest rate of 4.09%. The second tranche of $250 million will be drawn in July 2017, will have an 8-year maturity, and will have a fixed annual interest rate of 3.91%.
8. COMMITMENTS AND CONTINGENCIES

Commitments
At March 31, 2017, the Company had outstanding letters of credit and performance bonds totaling $3.7 million. As a lessor, the Company had $214.8 million in future obligations under leases to fund tenant improvements and other future construction obligations at March 31, 2017. As a lessee, the Company had future obligations under ground and other operating leases of $210.8 million as of March 31, 2017.
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
9.    STOCKHOLDERS' EQUITY
In February 2017, the Company issued 25.0 million shares of common stock, resulting in gross proceeds to the Company of $212.9 million. The Company recorded $1.1 million in legal, accounting, and other expenses associated with the issuance resulting in net proceeds of $211.8 million. The Company used the net proceeds from this offering to reduce indebtedness.

On January 3, 2017, the Company declared a cash dividend of $0.06 per common share which was paid January 19, 2017 to shareholders of record on January 13, 2017. On March 20, 2017, the Company declared a cash dividend of $0.06 per common share, which was paid April 13, 2017 to shareholders of record on April 3, 2017.
In March, certain holders of CPLP units redeemed 251,468 units in exchange for shares of the Company's common stock. The aggregate value at the time of these transactions was approximately $2.0 million based upon the value of the Company's common stock at the time of the transactions.
In 2015, the Board of Directors of the Company authorized the repurchase of up to $100 million of its outstanding common shares. The plan expires on September 8, 2017. The repurchases may be executed in the open market, through private negotiations, or in other transactions permitted under applicable law. The timing, manner, price and amount of any repurchases will be determined by the Company in its discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The share repurchase program may be suspended or discontinued at any time. No shares were repurchased during the quarter ended March 31, 2017.
10. STOCK-BASED COMPENSATION
The Company has several types of stock-based compensation - stock options, restricted stock, and restricted stock units (“RSUs”) - which are described in note 13 of notes to consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2016. The expense related to a portion of the stock-based compensation awards is fixed. The expense related to other stock-based compensation awards fluctuates from period to period dependent, in part, on the Company's stock price and stock performance relative to its peers. The Company recorded stock-based compensation expense, net of forfeitures, of $1.7 million and $4.3 million for the three months ended March 31, 2017 and 2016, respectively.
The Company maintains the 2009 Incentive Stock Plan (the "2009 Plan") and the 2005 Restricted Stock Unit Plan (the “RSU Plan”). Under the 2009 Plan, during the quarter ended March 31, 2017, the Company made restricted stock grants of 306,503 shares to key employees, which vest ratably over a three-year period. Under the RSU Plan, during the quarter ended March 31, 2017, the Company awarded two types of performance-based RSUs to key employees based on the following metrics: (1) Total Stockholder Return of the Company, as defined in the RSU Plan, as compared to the companies in the SNL US REIT Office index (“TSR RSUs”), and (2) the ratio of cumulative funds from operations per share to targeted cumulative funds from operations per share (“FFO RSUs”) as defined in the RSU Plan. The performance period for both awards is January 1, 2017 to December 31, 2019, and the targeted units awarded of TSR RSUs and FFO RSUs was 265,998 and 131,730, respectively. The ultimate payout of these awards can range from 0% to 200% of the targeted number of units depending on the achievement of the market and performance metrics described above. These RSU awards cliff vest on December 31, 2019 and are to be settled in cash with payment dependent on upon attainment of required service, market, and performance criteria. The number of RSUs vesting will be determined by the Compensation Committee, and the payout per unit will be equal to the average closing price on each trading day during the 30-day period ending on December 31, 2019. The Company expenses an estimate of the fair value of the TSR RSUs over the performance period using a quarterly Monte Carlo valuation. The FFO RSUs are expensed over the vesting period using the fair market value of the Company's stock at the reporting date multiplied by the anticipated number of units to be paid based on the current estimate of what the ratio is expected to be upon vesting. Dividend equivalents on the TSR RSUs and the FFO RSUs will also be paid based upon the percentage vested.
In addition, the Company granted 166,132 time-vested RSUs to key employees in 2017. The value of each unit is equal to the fair value of one share of common stock. The vesting period for this award is three years. These RSUs are to be settled in cash with payment dependent upon the attainment of the required service criteria. Dividend equivalents will be paid upon vesting based on the number of RSUs granted with such payments made concurrently with payment of common dividends.
11. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016
Earnings per Common Share - basic:
Numerator:
Income from continuing operations	$4,858	$14,695
Net income attributable to noncontrolling interests in CPLP from continuing operations	(101)	—
Net income attributable to other noncontrolling interests	(6)	—
Income from continuing operations available for common stockholders	4,751	14,695
Income from discontinued operations	—	8,101
Net income available for common stockholders	$4,751	$22,796

Denominator:
Weighted average common shares - basic	402,781	210,904
Earnings per common share - basic:
Income from continuing operations available for common stockholders	$0.01	$0.07
Income from discontinued operations available for common stockholders	—	0.04
Earnings per common share - basic	$0.01	$0.11

Earnings per common share - diluted:
Numerator:
Income from continuing operations	$4,858	$14,695
Net income attributable to other noncontrolling interests from continuing operations	(6)	—
Income from continuing operations available for common stockholders before net income attributable to noncontrolling interests in CPLP	4,852	14,695
Income from discontinued operations available for common stockholders	—	8,101
Net income available for common stockholders before net income attributable to noncontrolling interests in CPLP	$4,852	$22,796

Denominator:
Weighted average common shares - basic	402,781	210,904
Add:
Potential dilutive common shares - stock options	292	70
Weighted average units of CPLP convertible into common shares	8,113	—
Weighted average common shares - diluted	411,186	210,974
Earnings per common share - diluted:
Income from continuing operations available for common stockholders before net income attributable to noncontrolling interests in CPLP	$0.01	$0.07
Income from discontinued operations available for common stockholders	—	0.04
Earnings per common share - diluted	$0.01	$0.11

Weighted average anti-dilutive stock options outstanding	1,499	1,146
12. REPORTABLE SEGMENTS
The Company's segments are based on the Company's method of internal reporting which classifies operations by property type and geographical area. The segments by property type are: Office, Mixed-Use, and Other. The segments by geographical region are: Atlanta, Austin, Charlotte, Orlando, Phoenix, Tampa, and Other. These reportable segments represent an aggregation of operating segments reported to the Chief Operating Decision Maker based on similar economic characteristics that include the type of property and the geographical location. Each segment includes both consolidated operations and the Company's share of unconsolidated joint venture operations.
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
Segment net income, amount of capital expenditures, and total assets are not presented in the following tables because management does not utilize these measures when analyzing its segments or when making resource allocation decisions. Information on the Company's segments along with a reconciliation of NOI to net income available to common stockholders is as follows (in thousands):

Three Months Ended March 31, 2017	Office	Mixed-Use	Other	Total
Net Operating Income:
Atlanta	$29,972	$2,272	$—	$32,244
Charlotte	15,426	—	—	15,426
Austin	14,187	—	—	14,187
Phoenix	7,217	—	—	7,217
Tampa	6,837	—	—	6,837
Orlando	3,790	—	—	3,790
Other	466	—	—	466
Total Net Operating Income	$77,895	$2,272	$—	$80,167

Three Months Ended March 31, 2016	Office	Mixed-Use	Other	Total
Net Operating Income:
Houston	$25,318	$—	$—	$25,318
Atlanta	22,598	1,601	—	24,199
Austin	5,192	—	—	5,192
Charlotte	4,774	—	—	4,774
Other	30	—	—	30
Total Net Operating Income	$57,912	$1,601	$—	$59,513
The following reconciles Net Operating Income to Net Income for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2017	2016
Net Operating Income	$80,167	$59,513
Net operating income from unconsolidated joint ventures	(9,176)	(6,646)
Net operating income from discontinued operations	—	(25,318)
Fee income	1,936	2,199
Other income	5,426	390
Reimbursed expenses	(865)	(870)
General and administrative expenses	(6,182)	(8,243)
Interest expense	(9,741)	(5,439)
Depreciation and amortization	(54,884)	(16,541)
Acquisition and transaction costs	(1,930)	(19)
Other expenses	(404)	(355)
Income from unconsolidated joint ventures	581	1,834
Gain (loss) on sale of investment properties	(70)	14,190
Income from discontinued operations	—	8,101
Net Income	$4,858	$22,796
Revenues by reportable segment, including a reconciliation to total rental property revenues on the condensed consolidated statements of operations for three months ended March 31, 2017 and 2016 are as follows (in thousands):

Three Months Ended March 31, 2017	Office	Mixed-Use	Other	Total
Revenues:
Atlanta	$47,521	$3,691	$—	$51,212
Austin	24,534	—	—	24,534
Charlotte	22,743	—	—	22,743
Orlando	6,641	—	—	6,641
Tampa	11,303	—	—	11,303
Phoenix	10,117	—	—	10,117
Other	817	—	—	817
Total segment revenues	123,676	3,691	—	127,367
Less Company's share of rental property revenues from unconsolidated joint ventures	(11,159)	(3,691)	—	(14,850)
Total rental property revenues	$112,517	$—	$—	$112,517

Three Months Ended March 31, 2016	Office	Mixed-Use	Other	Total
Revenues:
Houston	$43,123	$—	$—	$43,123
Atlanta	37,217	2,977	—	40,194
Austin	8,938	—	—	8,938
Charlotte	6,345	—	—	6,345
Other	141	—	—	141
Total segment revenues	95,764	2,977	—	98,741
Less Discontinued Operations	(43,123)	—	—	(43,123)
Less Company's share of rental property revenues from unconsolidated joint ventures	(7,288)	(2,977)	—	(10,265)
Total rental property revenues	$45,353	$—	$—	$45,353

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview:
Cousins Properties Incorporated ("Cousins") (and collectively, with its subsidiaries, the "Company," "we," "our," or "us") is a self-administered and self-managed real estate investment trust, or REIT. Our core focus is on the acquisition, development, leasing, management, and ownership of Class-A office assets and opportunistic mixed-use properties in Sunbelt markets with a focus on Arizona, Florida, Georgia, North Carolina, and Texas. As of March 31, 2017, our portfolio of real estate assets consisted of interests in 31 operating office properties containing 16.2 million square feet of space, two operating mixed-use properties containing 786,000 square feet of space, and six projects (four office and two mixed-use) under active development. We have a comprehensive strategy in place based on a simple platform, trophy assets, and opportunist investments. This streamlined strategy enables us to maintain a targeted, asset-specific approach to investing where we seek to leverage our development skills, relationships, market knowledge, and operational expertise. We intend to generate returns and create value for stockholders through the continued lease-up of our portfolio, through the execution of our development pipeline, and through opportunistic investments in office and mixed-use projects within our core markets.
We leased or renewed 570,744 square feet of office space during the first quarter of 2017. The weighted average net effective rent of these leases, representing base rent less operating expense reimbursements and leasing costs, was $18.66 per square foot. For those leases that were previously occupied within the past year, net effective rent increased 15.8%. Same property net operating income (defined below) for consolidated properties and our share of unconsolidated properties increased by 5.5% between the three months ended March 31, 2017 and 2016.
Results of Operations
Our financial results have been significantly affected by the merger with Parkway Properties, Inc. ("the Merger") and the spin-off of the combined companies' Houston business to Parkway, Inc. (the "Spin-Off") in October 2016 (collectively, the "Parkway Transactions"). Accordingly, our historical financial statements may not be indicative of future operating results.
Net Operating Income
The following table summarizes rental property revenues, rental property operating expenses, and net operating income ("NOI") for each of the periods presented, including our same property portfolio. NOI represents rental property revenue less rental property operating expenses. Our same property portfolio is comprised of office properties that have been fully operational in each of the comparable reporting periods. A fully operational property is one that has achieved 90% economic occupancy or has been substantially complete and owned by us for each of the periods presented. Same property amounts for the 2017 versus 2016 comparison are from properties that have been owned since January 1, 2016 through the end of the current reporting period, excluding dispositions. This information is presented for consolidated properties only and does not include net operating income from our unconsolidated joint ventures.

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
Rental Property Revenues
Same Property	$41,754	$39,699	$2,055	5.2%
Non-Same Property	70,763	5,654	65,109	1,151.6%
Total Rental Property Revenues	$112,517	$45,353	$67,164	148.1%

Rental Property Operating Expenses
Same Property	$15,608	$14,913	$695	4.7%
Non-Same Property	25,918	2,891	23,027	796.5%
Total Rental Property Operating Expenses	$41,526	$17,804	$23,722	133.2%

Net Operating Income
Same Property NOI	$26,146	$24,786	$1,360	5.5%
Non-Same Property NOI	44,845	2,763	42,082	1,523.1%
Total NOI	$70,991	$27,549	$43,442	157.7%
Same property NOI increased $1.4 million (5.5%) between the three months ended March 31, 2017 and 2016. The increase in same property revenues was primarily due to increased occupancy rates at 816 Congress, higher rental income at Fifth Third Center, and increased revenue from expansion space at Promenade. The increase in same property operating expenses was primarily due to an increase in real estate taxes and repair and maintenance between the periods. Non-same property revenues and expenses increased between the three months ended March 31, 2017 and 2016 periods due to the Merger.
Other Income
Other income increased $5.0 million between the 2017 and 2016 three month periods. This increase is primarily driven by termination fees at Nascar Plaza, Hayden Ferry, and Northpark Town Center.
General and Administrative Expenses
General and administrative expenses decreased $2.1 million (25%) between the 2017 and 2016 three month periods. These decreases are primarily driven by decreases in compensation-related expenses. Long-term incentive compensation expense decreased $2.6 million between the 2017 and 2016 three month periods, primarily due to fluctuations in our common stock price relative to our office peers included in the SNL US Office REIT Index and an increase in capitalized salaries from increased development and leasing projects.
Interest Expense
Interest expense, net of amounts capitalized, increased $4.3 million (79%) between the 2017 and 2016 three month periods primarily driven by the additional interest expense related to mortgages assumed in the Merger.
Depreciation and Amortization
Depreciation and amortization increased $38.3 million (232%) between the 2017 and 2016 three month periods primarily driven by the additional depreciation and amortization expenses on properties acquired in the Merger.
Acquisition and Transaction Costs
Acquisition and merger costs increased $1.9 million in the 2017 and 2016 three month periods primarily due to costs related to the Parkway Transactions. The Company does not expect any material additional merger-related costs.
Income from Unconsolidated Joint Ventures
Income from unconsolidated joint ventures consisted of the following (in thousands):

	Three Months Ended March 31,
	2017	2016	$ Change
Net operating income	$9,176	$6,646	$2,530
Other income, net	1,464	454	1,010
Depreciation and amortization	(4,195)	(3,259)	(936)
Interest expense	(2,325)	(2,007)	(318)
Loss on sale of depreciated property	(3,539)	—	(3,539)
Income from unconsolidated joint ventures	$581	$1,834	$(1,253)
Net operating income from unconsolidated joint ventures increased $2.5 million between the 2017 and 2016 three month periods primarily due to increased occupancy at Emory Point, a change in the partnership structure at Gateway Village whereby we began receiving 50% of cash flows versus a preferred return beginning in December 2016, and the addition of Courvoisier Centre which was acquired in the Merger. Other income increased as a result of a lease termination fee recognized on the 111 West Rio building and as a result of the sale of mineral rights at CL Realty. The increase in depreciation and amortization is due to increased expenses at Gateway Village and the addition of Courvoisier Centre. The loss on sale of depreciated property of $3.5 million in 2017 resulted from the purchase of the remaining 25.4% interest in the 111 West Rio building and the related consolidation of the building immediately following the purchase.
Gain (Loss) on Sale of Investment Properties
The loss on the sale of investment properties in 2017 relates to closing costs incurred upon our withdrawal from the Cousins Callaway joint venture. The 2016 gain on sale of investment properties relates to the sale of 100 North Point Center East.
Discontinued Operations
Discontinued operations in 2016 contains the operations of Post Oak Central and Greenway Plaza (the "Houston Properties"), two of our properties that were included in the Spin-Off. Because we decided to exit the Houston market in connection with the Parkway Transactions, the Spin-Off represents a strategic shift that has a significant impact on our operations. As such, the Spin-

Off of these properties qualifies for discontinued operations treatment. The operations of the Houston Properties have been reclassified into discontinued operations for the three months ended March 31, 2016.
Funds From Operations
The table below shows Funds from Operations (“FFO”) and the related reconciliation to net income available to common stockholders. We calculate FFO in accordance with the National Association of Real Estate Investment Trusts’ (“NAREIT”) definition, which is net income available to common stockholders (computed in accordance with GAAP), excluding extraordinary items, cumulative effect of change in accounting principle and gains on sale or impairment losses on depreciable property, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures to reflect FFO on the same basis.
FFO is used by industry analysts and investors as a supplemental measure of a REIT’s operating performance. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry investors and analysts have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. Thus, NAREIT created FFO as a supplemental measure of REIT operating performance that excludes historical cost depreciation, among other items, from GAAP net income. The use of FFO, combined with the required primary GAAP presentations, has been fundamentally beneficial, improving the understanding of operating results of REITs among the investing public and making comparisons of REIT operating results more meaningful. Company management evaluates operating performance in part based on FFO. Additionally, we use FFO, along with other measures, to assess performance in connection with evaluating and granting incentive compensation to its officers and other key employees. The reconciliation of net income to FFO is as follows for the three months ended March 31, 2017 and 2016 (in thousands, except per share information):

	Three Months Ended March 31, 2017
	2017	2016
Net Income Available to Common Stockholders	$4,751	$22,796
Depreciation and amortization of real estate assets:
Consolidated properties	54,433	16,164
Share of unconsolidated joint ventures	4,195	3,259
Discontinued Operations	—	15,428
(Gain) loss on sale of depreciated properties:
Consolidated properties	18	(14,190)
Share of unconsolidated joint ventures	3,539	—
Non-controlling Interests related to unit holders	101	—
Funds From Operations	$67,037	$43,457
Per Common Share — Diluted:
Net Income Available Available to Common Shareholders	$0.01	$0.11
Funds from Operations	$0.16	$0.21
Weighted Average Shares — Basic	402,781	210,904
Weighted Average Shares — Diluted	411,186	210,974

Net Operating Income

Company management evaluates the performance of its property portfolio in part based on NOI. NOI represents rental property revenues less rental property operating expenses. NOI is not a measure of cash flows or operating results as measured by GAAP, is not indicative of cash available to fund cash needs, and should not be considered an alternative to cash flows as a measure of liquidity. All companies may not calculate NOI in the same manner. The Company considers NOI to be an appropriate supplemental measure to net income as it helps both management and investors understand the core operations of the Company's operating assets. NOI excludes corporate general and administrative expenses, interest expense, depreciation and amortization, impairments, gains/loss on sales of real estate, and other non-operating items.

The following table reconciles NOI for consolidated properties to Net Income each of the periods presented (in thousands):

	Three Months Ended March 31,
	2017	2016
Net Income	$4,858	$22,796
Fee income	(1,936)	(2,199)
Other income	(5,426)	(390)
Reimbursed expenses	865	870
General and administrative expenses	6,182	8,243
Interest expense	9,741	5,439
Depreciation and amortization	54,884	16,541
Acquisition and transaction costs	1,930	19
Other expenses	404	355
Income from unconsolidated joint ventures	(581)	(1,834)
Gain (loss) on sale of investment properties	70	(14,190)
Income from discontinued operations	—	(8,101)
Net Operating Income	$70,991	$27,549

Liquidity and Capital Resources
Our primary short-term and long-term liquidity needs include the following:

•	property acquisitions;

•	expenditures on development projects;

•	building improvements, tenant improvements, and leasing costs;

•	principal and interest payments on indebtedness;

•	repurchase of our common stock; and

•	operating partnership distributions and common stock dividends.
We may satisfy these needs with one or more of the following:

•	net cash from operations;

•	proceeds from the sale of assets;

•	borrowings under our Credit Facility;

•	proceeds from mortgage notes payable;

•	proceeds from construction loans;

•	proceeds from unsecured loans;

•	proceeds from offerings of debt or equity securities; and

•	joint venture formations.

In February 2017, we issued 25.0 million shares of common stock, resulting in net proceeds of $211.8 million. We used the net proceeds from this offering to reduce indebtedness. As a result of this offering, we reduced our debt to total market capitalization from 32.3% at December 31, 2016 to 29.8% as of March 31, 2017.
As of March 31, 2017, we had no amounts drawn on our Credit Facility. We had $1 million outstanding under our letters of credit and the ability to borrow $499 million under our Credit Facility.
In April 2017, we repaid in full, without penalty, the $128 million One Eleven Congress mortgage note and the $101 million San Jacinto Center mortgage note.
In April 2017, the Company closed a $350 million private placement of senior unsecured debt, which will be drawn in two tranches. The first tranche of $100 million was drawn in April 2017, has a 10-year maturity, and has a fixed annual interest rate of 4.09%. The second tranche of $250 million will be drawn in July 2017, has an 8-year maturity, and has a fixed annual interest rate of 3.91%.

Contractual Obligations and Commitments
The following table sets forth information as of March 31, 2017 with respect to our outstanding contractual obligations and commitments (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 years
Contractual Obligations:
Company debt:
Unsecured Credit Facility	$—	$—	$—	$—	$—
Term Loan	250,000	—	—	250,000	—
Mortgage notes payable	991,571	494,962	43,058	45,148	408,403
Interest commitments (1)	179,917	36,490	51,447	46,839	45,141
Ground leases	209,190	2,321	4,642	4,713	197,514
Other operating leases	1,659	537	788	334	—
Total contractual obligations	$1,632,337	$534,310	$99,935	$347,034	$651,058
Commitments:
Unfunded tenant improvements and construction obligations	$214,790	$186,052	$28,738	$—	$—
Letters of credit	1,000	1,000	—	—	—
Performance bonds	2,739	657	1,149	—	933
Total commitments	$218,529	$187,709	$29,887	$—	$933

(1)	Interest on variable rate obligations is based on rates effective as of March 31, 2017.

In addition, we have several standing or renewable service contracts mainly related to the operation of buildings. These contracts are in the ordinary course of business and are generally one year or less. These contracts are not included in the above table and are usually reimbursed in whole or in part by tenants.
Other Debt Information
The real estate and other assets of The American Cancer Society Center (the “ACS Center”) are restricted under the ACS Center loan agreement in that they are not available to settle our debts. However, provided that the ACS Center loan has not incurred any uncured event of default, as defined in the loan agreement, the cash flows from the ACS Center, after payments of debt service, operating expenses, and reserves, are available for distribution to us.
Our existing mortgage debt is primarily non-recourse, fixed-rate mortgage notes secured by various real estate assets. Many of our non-recourse mortgages contain covenants which, if not satisfied, could result in acceleration of the maturity of the debt. We expect to either refinance the non-recourse mortgages at maturity or repay the mortgages with proceeds from asset sales, debt, or other capital sources.
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
Cash Flows Summary
We report and analyze our cash flows based on operating activities, investing activities, and financing activities. The following table sets forth the changes in cash flows (in thousands):

	Three Months Ended March 31,
	2017	2016	Change
Net cash provided by operating activities	$23,119	$5,508	$17,611
Net cash used in investing activities	(74,008)	(20,255)	(53,753)
Net cash provided by financing activities	50,957	18,208	32,749
The reasons for significant increases and decreases in cash flows between the periods are as follows:
Cash Flows from Operating Activities. Cash flows from operating activities increased $17.6 million between the 2017 and 2016 three month periods primarily due to an increase in cash generated from property operations as a result of the Merger, offset by an increase in cash interest paid between the periods.
Cash Flows from Investing Activities. Cash flows from investing activities decreased $53.8 million between the 2017 and 2016 three month periods primarily due to a decrease in proceeds from asset sales, the purchase of the Company's remaining interest in the 111 West Rio Building, and an increase in property acquisition, development, and tenant asset expenditures. These decreases were offset by lower contributions to and increased distributions from unconsolidated joint ventures.
Cash Flows from Financing Activities. Cash flows from financing activities increased $32.7 million between the 2017 and 2016 three month periods, primarily due to proceeds from the common stock equity offering in the first quarter 2017, offset by an increase in common dividends, and an increase in net repayments of borrowings under the credit facility.
Capital Expenditures. We incur costs related to our real estate assets that include acquisition of properties, development of new properties, redevelopment of existing or newly purchased properties, leasing costs for new or replacement tenants, and ongoing property repairs and maintenance.
Capital expenditures for assets we develop or acquire and then hold and operate are included in the property acquisition, development, and tenant asset expenditures line item within investing activities on the condensed consolidated statements of cash flows. Amounts accrued are removed from the table below (accrued capital adjustment) to show the components of these costs on a cash basis. Components of costs included in this line item for the three months ended March 31, 2017 and 2016 are as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Development	$41,121	$9,051
Operating — building improvements	16,014	14,547
Operating — leasing costs	10,001	1,305
Capitalized interest	1,590	742
Capitalized personnel costs	2,396	948
Change in accrued capital expenditures	(411)	(421)
Total property acquisition and development expenditures	$70,711	$26,172
Capital expenditures increased due to an increase in the number of development projects between the periods and an increase in tenant leasing costs. Tenant leasing costs increased from properties acquired in the Parkway Transactions as well as an increase in these costs at Cousins' legacy properties. Tenant improvements and leasing costs, as well as related capitalized personnel costs, are a function of the number and size of newly executed leases or renewals of existing leases. The amounts of tenant improvement and leasing costs for our office portfolio on a per square foot basis were as follows:

	Three Months Ended March 31,
	2017	2016
New leases	$6.67	$7.89
Renewal leases	$3.74	$2.59
Expansion leases	$8.08	$8.25
The amounts of tenant improvement and leasing costs on a per square foot basis vary by lease and by market. Given the level of expected leasing and renewal activity, management expects tenant improvements and leasing costs per square foot in future periods to remain consistent with those experienced in the first three months of 2017.
Dividends. We paid common dividends of $23.6 million and $16.9 million in the 2017 and 2016 three month periods, respectively. We funded the dividends with cash provided by operating and financing activities. We expect to fund our future quarterly distributions to common stockholders with cash provided by operating activities, proceeds from investment property sales, distributions from unconsolidated joint ventures, and indebtedness, if necessary.
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
Off Balance Sheet Arrangements
General. We have a number of off balance sheet joint ventures with varying structures, as described in note 6 of our 2016 Annual Report on Form 10-K and note 4 of this Form 10-Q. The joint ventures in which we have an interest are involved in the ownership, acquisition, and/or development of real estate. A venture will fund capital requirements or operational needs with cash from operations or financing proceeds, if possible. If additional capital is deemed necessary, a venture may request a contribution from the partners, and we will evaluate such request.
Debt. At March 31, 2017, our unconsolidated joint ventures had aggregate outstanding indebtedness to third parties of $526.0 million. These loans are generally mortgage or construction loans, most of which are non-recourse to us except as described in the paragraph below. In addition, in certain instances, we provide “non-recourse carve-out guarantees” on these non-recourse loans. Certain of these loans have variable interest rates, which creates exposure to the ventures in the form of market risk from interest rate changes.
We guarantee repayment of up to $8.6 million of the EP II construction loan, which has a total capacity of $46.0 million. At March 31, 2017, we guaranteed $3.4 million, based on amounts outstanding under this loan as of that date. This guarantee may be reduced and/or eliminated based on the achievement of certain criteria. We also guarantee 12.5% of the loan amount related to the Carolina Square construction loan, which has a lending capacity of $79.8 million, and an outstanding balance of $37.4 million as of March 31, 2017. At March 31, 2017, we guaranteed $4.7 million of the amount outstanding.

Critical Accounting Policies
There have been no material changes in the critical accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes in the market risk associated with our notes payable at March 31, 2017 compared to that as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

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
Item 1A. Risk Factors

Risk factors that affect our business and financial results are discussed in Part I, "Item 1A. Risk Factors," of our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes in our risk factors from those previously disclosed in our Annual Report other than as set forth below. You should carefully consider the risks described in our Annual Report and below, which could materially affect our business, financial condition or future results. The risks described in our Annual Report and below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
We did not make any sales of unregistered securities during the first quarter of 2017.
We purchased the following common shares during the first quarter of 2017:

	Total Number of Shares Purchased*	Average Price Paid per Share*
January 1 - 31	53,353	8.48
February 1 - 28	22,487	8.58
March 1 - 31	—	—
	75,840	$8.51
*Activity for the first quarter of 2017 related to the remittances of shares for income taxes in association with restricted stock vestings. For information on our equity compensation plans, see note 13 of our Annual Report on Form 10-K, and note 10 to the unaudited condensed consolidated financial statements set forth in this Form 10-Q.

Item 5. Other Information.

On April 25, 2017, the Company held its annual meeting of stockholders. Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. The following matters were submitted to a vote of the stockholders:

Proposal 1 - the votes regarding the election of eight directors for a term expiring in 2018 were as follows:

Name	For	Against	Abstentions	Broker Non-Votes
Charles T. Cannada	359,070,653	4,129,505	110,647	20,277,664
Edward M. Casal	359,055,712	4,142,694	112,399	20,277,664
Robert M. Chapman	361,722,237	1,471,197	117,371	20,277,664
Lawrence L. Gellerstedt III	361,604,139	1,547,865	158,801	20,277,664
Lillian C. Giornelli	354,405,084	8,750,228	155,493	20,277,664
S. Taylor Glover	361,608,254	1,546,598	155,953	20,277,664
Donna W. Hyland	358,784,641	4,416,553	109,611	20,277,664
Brenda J. Mixon	359,075,531	4,124,802	110,472	20,277,664

Proposal 2 - the advisory votes on executive compensation, often referred to as “say on pay,” were as follows:

For	Against	Abstentions	Broker Non-Votes
347,683,164	9,865,923	332,493	20,277,664

Proposal 3 - the advisory votes to approve the frequency of future advisory votes on executive compensation, often referred to as “say when on pay,” were as follows:

1 Year	2 Years	3 Years	Abstentions
301,533,053	123,598	55,897,965	326,964

Proposal 4 - the votes to ratify the appointment of Deloitte & Touche LLP as the Company's independent registered public accounting firm for the fiscal year ending December 31, 2017 were as follows:

For	Against	Abstentions
365,615,711	12,453,634	89,899

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

COUSINS PROPERTIES INCORPORATED
/s/ Gregg D. Adzema
Gregg D. Adzema
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)
Date: April 27, 2017