Form 10-Q
period 2017-06-30
COUSINS PROPERTIES INC
filed 2017-07-27
CIK 25232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 001-11312
COUSINS PROPERTIES INCORPORATED
(Exact name of registrant as specified in its charter)

GEORGIA (State or other jurisdiction of incorporation or organization)	58-0869052 (I.R.S. Employer Identification No.)
3344 Peachtree Road NE, Suite 1800, Atlanta, Georgia (Address of principal executive offices)	30326-4802 (Zip Code)
Former Address (191 Peachtree Street, Suite 500, Atlanta, Georgia 30308-1740)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 20, 2017
Common Stock, $1 par value per share	419,992,589 shares

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

PART I — FINANCIAL INFORMATION
Item 1.    Financial Statements.
COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share and per share amounts)

	June 30, 2017	December 31, 2016
	(unaudited)
Assets:
Real estate assets:
Operating properties, net of accumulated depreciation of $217,925 and $215,856 in 2017 and 2016, respectively	$3,479,262	$3,432,522
Projects under development	203,562	162,387
Land	4,221	4,221
	3,687,045	3,599,130

Cash and cash equivalents	16,420	35,687
Restricted cash	8,139	15,634
Notes and accounts receivable, net of allowance for doubtful accounts of $1,425 and $1,167 in 2017 and 2016, respectively	20,530	27,683
Deferred rents receivable	47,240	39,464
Investment in unconsolidated joint ventures	101,532	179,397
Intangible assets, net of accumulated amortization of $85,341 and $53,483 in 2017 and 2016, respectively	225,860	245,529
Other assets	29,280	29,083
Total assets	$4,136,046	$4,171,607
Liabilities:
Notes payable	$1,019,619	$1,380,920
Accounts payable and accrued expenses	128,772	109,278
Deferred income	34,743	33,304
Intangible liabilities, net of accumulated amortization of $21,543 and $12,227 in 2017 and 2016, respectively	80,466	89,781
Other liabilities	42,769	44,084
Total liabilities	1,306,369	1,657,367
Commitments and contingencies
Equity:
Stockholders' investment:
Preferred stock, $1 par value, 20,000,000 shares authorized, 6,867,357 shares issued and outstanding in 2017 and 2016	6,867	6,867
Common stock, $1 par value, 700,000,000 shares authorized, 430,296,523 and 403,746,938 shares issued in 2017 and 2016, respectively	430,297	403,747
Additional paid-in capital	3,604,036	3,407,430
Treasury stock at cost, 10,329,082 shares in 2017 and 2016	(148,373)	(148,373)
Distributions in excess of cumulative net income	(1,114,662)	(1,214,114)
Total stockholders' investment	2,778,165	2,455,557
Nonredeemable noncontrolling interests	51,512	58,683
Total equity	2,829,677	2,514,240
Total liabilities and equity	$4,136,046	$4,171,607

See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues:
Rental property revenues	$114,007	$46,454	$226,524	$91,807
Fee income	1,854	1,824	3,791	4,023
Other	3,174	27	8,600	417
	119,035	48,305	238,915	96,247
Costs and expenses:
Rental property operating expenses	41,501	19,526	83,026	37,330
Reimbursed expenses	907	798	1,772	1,668
General and administrative expenses	8,618	4,691	14,828	12,934
Interest expense	8,523	5,369	18,264	10,808
Depreciation and amortization	50,040	16,641	104,924	33,182
Acquisition and transaction costs	246	2,424	2,177	2,443
Other	236	152	612	507
	110,071	49,601	225,603	98,872
Gain on extinguishment of debt	1,829	—	1,829	—
Income (loss) from continuing operations before unconsolidated joint ventures and gain (loss) on sale of investment properties	10,793	(1,296)	15,141	(2,625)
Income from unconsolidated joint ventures	40,320	1,784	40,901	3,618
Income from continuing operations before gain (loss) on sale of investment properties	51,113	488	56,042	993
Gain (loss) on sale of investment properties	119,832	(246)	119,761	13,944
Income from continuing operations	170,945	242	175,803	14,937
Income from discontinued operations	—	7,523	—	15,624
Net income	170,945	7,765	175,803	30,561
Net income attributable to noncontrolling interests	(2,856)	—	(2,963)	—
Net income available to common stockholders	$168,089	$7,765	$172,840	$30,561
Per common share information — basic and diluted:
Income from continuing operations	$0.40	$—	$0.42	$0.07
Income from discontinued operations	—	0.04	—	0.08
Net income	$0.40	$0.04	$0.42	$0.15
Weighted average shares — basic	419,402	210,129	411,137	210,516
Weighted average shares — diluted	427,180	210,362	419,227	210,687
Dividends declared per common share	$0.06	$0.08	$0.18	$0.16

See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
Six Months Ended June 30, 2017 and 2016
(unaudited, in thousands)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Treasury Stock	Distributions in Excess of Net Income	Stockholders’ Investment	Nonredeemable Noncontrolling Interests	Total Equity
Balance December 31, 2016	$6,867	$403,747	$3,407,430	$(148,373)	$(1,214,114)	$2,455,557	$58,683	$2,514,240
Net income	—	—	—	—	172,840	172,840	2,963	175,803
Common stock issued pursuant to:
Common stock offering, net of issuance costs	—	25,000	186,820	—	—	211,820	—	211,820
Director stock grants	—	121	889	—	—	1,010	—	1,010
Stock based compensation	—	232	(943)	—	—	(711)	—	(711)
Spin-off of Parkway, Inc.	—	—	—	—	562	562	—	562
Common stock redemption by unit holders	—	1,203	8,865	—	—	10,068	(10,068)	—
Amortization of stock options and restricted stock, net of forfeitures	—	(6)	975	—	—	969	—	969
Contributions from nonredeemable noncontrolling interest	—	—	—	—	—	—	900	900
Distributions to nonredeemable noncontrolling interest	—	—	—	—	—	—	(966)	(966)
Common dividends ($0.18 per share)	—	—	—	—	(73,950)	(73,950)	—	(73,950)
Balance June 30, 2017	$6,867	$430,297	$3,604,036	$(148,373)	$(1,114,662)	$2,778,165	$51,512	$2,829,677

Balance December 31, 2015	$—	$220,256	$1,722,224	$(134,630)	$(124,435)	$1,683,415	$—	$1,683,415
Net income	—	—	—	—	30,561	30,561	—	30,561
Common stock issued pursuant to stock based compensation	—	258	81	—	—	339	—	339
Amortization of stock options and restricted stock, net of forfeitures	—	(13)	826	—	—	813	—	813
Contributions from nonredeemable noncontrolling interests	—	—	—	—	—	—	1,473	1,473
Repurchase of common stock	—	—	—	(13,743)	—	(13,743)	—	(13,743)
Common dividends ($0.16 per share)	—	—	—	—	(33,728)	(33,728)	—	(33,728)
Balance June 30, 2016	$—	$220,501	$1,723,131	$(148,373)	$(127,602)	$1,667,657	$1,473	$1,669,130
See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$175,803	$30,561
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of investment properties	(119,761)	(13,944)
Depreciation and amortization, including discontinued operations	104,924	64,350
Amortization of deferred financing costs and premium/discount on notes payable	(2,948)	699
Stock-based compensation expense, net of forfeitures	1,979	1,153
Effect of certain non-cash adjustments to rental revenues	(24,057)	(9,656)
Income from unconsolidated joint ventures	(40,901)	(3,618)
Operating distributions from unconsolidated joint ventures	39,982	4,209
Gain on extinguishment of debt	(1,829)	—
Changes in other operating assets and liabilities:
Change in other receivables and other assets, net	3,108	(5,188)
Change in operating liabilities	(10,063)	(8,472)
Net cash provided by operating activities	126,237	60,094
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from investment property sales	167,118	21,088
Property acquisition, development, and tenant asset expenditures	(151,150)	(75,594)
Purchase of tenant in common interest	(13,382)	—
Collection of notes receivable	5,161	—
Investment in unconsolidated joint ventures	(8,266)	(22,281)
Distributions from unconsolidated joint ventures	40,939	4,099
Change in restricted cash	7,495	(876)
Net cash provided by (used in) investing activities	47,915	(73,564)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facility	457,000	163,700
Repayment of credit facility	(497,000)	(100,700)
Proceeds from issuance of notes payable	100,000	—
Repayment of notes payable	(413,726)	(4,589)
Payment of deferred financing costs	(2,030)	—
Shares withheld for payment of taxes on restricted stock vesting	(701)	—
Common stock issued, net of expenses	211,820	—
Contributions from noncontrolling interests	900	1,473
Distributions to nonredeemable noncontrolling interests	(966)	—
Repurchase of common stock	—	(13,743)
Common dividends paid	(48,815)	(33,728)
Other	99	—
Net cash provided by (used in) financing activities	(193,419)	12,413
NET DECREASE IN CASH AND CASH EQUIVALENTS	(19,267)	(1,057)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	35,687	2,003
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$16,420	$946

Interest paid, net of amounts capitalized	$22,721	$14,131

Significant non-cash transactions:
Transfer from investment in unconsolidated joint ventures to operating properties	68,390	—
Transfer from projects under development to operating properties	58,928	—
Common stock dividends declared	25,212	—
Transfer from investment in unconsolidated joint ventures to projects under development	—	5,880
Change in accrued property acquisition, development, and tenant asset expenditures	(1,110)	3,891
See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
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
The Company develops, acquires, leases, manages, and owns Class A office and mixed-use properties in Sunbelt markets with a focus on Arizona, Florida, Georgia, North Carolina, and Texas. Cousins has elected to be taxed as a REIT and intends to, among other things, distribute 100% of its net taxable income to stockholders, thereby eliminating any liability for federal income taxes under current law. Therefore, the results included herein do not include a federal income tax provision for Cousins.
Basis of Presentation
The condensed consolidated financial statements are unaudited and were prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, these financial statements reflect all adjustments necessary (which adjustments are of a normal and recurring nature) for the fair presentation of the Company's financial position as of June 30, 2017 and the results of operations for the three and six months ended June 30, 2017 and 2016. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of results expected for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016. The accounting policies employed are substantially the same as those shown in note 2 to the consolidated financial statements included therein.
For the three and six months ended June 30, 2017 and 2016, there were no items of other comprehensive income. Therefore, no presentation of comprehensive income is required.
Recently Issued Accounting Standards
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers." Under the new guidance, companies will recognize revenue when the seller satisfies a performance obligation, which would be when the buyer takes control of the good or service. ASU 2015-14, "Revenue from Contracts with Customers," was subsequently issued modifying the effective date to periods beginning after December 15, 2017, with early adoption permitted for periods beginning after December 15, 2016. The standard allows for either "full retrospective" adoption, meaning the standard is applied to all of the periods presented, or "modified retrospective" adoption, meaning the standard is applied only to the most recent period presented in the financial statements. The Company expects to adopt this guidance effective January 1, 2018 and is in the process of analyzing the impact of the adoption of this guidance. The new guidance specifically excludes revenue associated with lease contracts. This new guidance could result in different amounts of revenue being recognized and could result in revenue being recognized in different reporting periods than under the current guidance; however, the Company expects that the majority of its non-lease revenues will continue to be recognized during the periods in which services are performed. The Company expects to adopt this guidance using the "modified retrospective" method effective January 1, 2018. The Company is still analyzing potential disclosures that will clearly identify the sources of revenue and the periods over which each is recognized.
In February 2016, the FASB issued ASU 2016-02, "Leases," which amends the existing standards for lease accounting by requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting and reporting. The new standard will require lessees to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months and classify such leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method (finance leases) or on a straight-line basis over the term of the lease (operating leases). Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases, and operating leases. ASU 2016-02 supersedes previous leasing standards.  The guidance is effective for the fiscal years beginning after December 15, 2018, with early adoption permitted. The Company expects to adopt this guidance using the "modified retrospective" method effective January 1, 2019, and is currently assessing the potential impact of adopting the new guidance.
In August 2016, the FASB issued ASU 2016-15, "Classification of Certain Cash Receipts and Cash Payments" ("ASU 2016-15") which updated ASC Topic 230, "Statement of Cash Flows."  ASU 2016-15 clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows to reduce diversity in practice with respect to (i) debt prepayment or debt extinguishment costs, (ii) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, (iii) contingent consideration payments made after a business combination, (iv) proceeds from the settlement of insurance claims, (v) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, (vi) distributions received from equity method investees, (vii) beneficial interests in securitization transactions, and (viii) separately identifiable cash flows and application of the predominance principle.  ASU 2016-15 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017, with early adoption permitted.  The Company will adopt this ASU in 2018.
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
In February 2017, the FASB issued ASU No. 2017-05, “Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets” (“ASU 2017-05”). ASU 2017-05 updates the definition of an “in substance nonfinancial asset” and clarifies the derecognition guidance for nonfinancial assets to conform with the new revenue recognition standard. The Company is currently assessing the potential impact that the adoption of ASU 2017-05 will have on its consolidated financial statements. This ASU is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017. The Company expects to adopt this guidance using the "modified retrospective" method effective January 1, 2018.
In May 2017, FASB issued ASU 2017-09, "Scope of Modification Accounting", which amends the scope of modification accounting for share-based payment arrangements and provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. This update is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017, with early adoption permitted.
2. REAL ESTATE TRANSACTIONS
On June 15, 2017, The American Cancer Society Center (the “ACS Center”), a 996,000 square foot office building in Atlanta, Georgia that was included in the Company's Atlanta/Office operating segment, was sold for a gross purchase price of $166.0 million. The Company recognized a net gain of $119.8 million on the sale of the ACS Center. The associated debt was repaid on the date of sale.
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
As a result of the Spin-Off, the historical results of operations of the Company's properties that were contributed to New Parkway have been presented as discontinued operations in the consolidated statements of operations. The following table includes a summary of discontinued operations of the Company for the three and six months ended June 30, 2016 (in thousands):

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016

Rental property revenues	$44,281	$87,404
Rental property operating expenses	(19,155)	(36,960)
Other revenues	102	288
Interest expense	(1,965)	(3,940)
Depreciation and amortization	(15,740)	(31,168)
Income from discontinued operations	$7,523	$15,624

Cash provided by operating activities	$23,253	$17,012
Cash used in investing activities	$(9,375)	$(18,112)
4. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES
The Company describes its investments in unconsolidated joint ventures in note 6 of notes to consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2016. The following table summarizes balance sheet data of the Company's unconsolidated joint ventures as of June 30, 2017 and December 31, 2016 (in thousands):

	Total Assets		Total Debt		Total Equity		Company’s Investment
SUMMARY OF FINANCIAL POSITION:	2017	2016	2017	2016	2017	2016	2017		2016
Terminus Office Holdings	$267,747	$268,242	$205,454	$207,545	$51,112	$49,476	$25,384		$25,686
EP I LLC	1,760	78,537	—	58,029	1,333	18,962	783		18,551
EP II LLC	520	67,754	—	44,969	239	21,743	88		17,606
Charlotte Gateway Village, LLC	125,819	119,054	—	—	121,544	116,809	14,163		11,796
HICO Victory Center LP	14,145	14,124	—	—	14,141	13,869	9,632		9,506
Carolina Square Holdings LP	88,571	66,922	50,529	23,741	34,087	34,173	18,752		18,325
CL Realty, L.L.C.	7,989	8,047	—	—	7,915	7,899	2,874		3,644
DC Charlotte Plaza LLLP	30,780	17,940	—	—	24,209	17,073	12,528		8,937
Temco Associates, LLC	4,398	4,368	—	—	4,294	4,253	854		829
Wildwood Associates	16,380	16,351	—	—	16,262	16,314	(1,169)	(1)	(1,143)	(1)
Crawford Long - CPI, LLC	28,400	27,523	72,070	72,822	(45,106)	(45,928)	(21,455)	(1)	(21,866)	(1)
111 West Rio Building	—	59,399	—	12,852	—	32,855	—		52,206
Courvoisier Centre JV, LLC	181,633	172,197	106,500	106,500	68,400	69,479	11,588		11,782
HICO Avalon II, LLC	5,237	—	—	—	5,237	—	3,928		—
AMCO 120 WT Holdings, LLC	11,591	10,446	—	—	11,127	9,136	617		184
Other	—	—	—	—	—	—	341		345
	$784,970	$930,904	$434,553	$526,458	$314,794	$366,113	$78,908		$156,388
(1) Negative balances are included in deferred income on the balance sheets.
The following table summarizes statement of operations information of the Company's unconsolidated joint ventures for the six months ended June 30, 2017 and 2016 (in thousands):

	Total Revenues		Net Income (Loss)		Company's Share of Income (Loss)
SUMMARY OF OPERATIONS:	2017	2016	2017	2016	2017	2016
Terminus Office Holdings	$21,908	$20,978	$3,178	$2,597	$1,769	$1,298
EP I LLC	4,103	5,991	44,929	1,168	28,525	951
EP II LLC	2,643	2,044	12,967	(1,018)	9,725	(823)
Charlotte Gateway Village, LLC	13,380	17,477	4,734	7,263	2,367	987
HICO Victory Center LP	171	169	171	162	114	81
Carolina Square Holdings LP	40	—	(94)	—	—	—
CL Realty, L.L.C.	2,599	246	2,415	64	430	44
DC Charlotte Plaza LLLP	2	—	2	33	2	18
Temco Associates, LLC	80	147	41	79	25	119
Wildwood Associates	—	—	(51)	(56)	(26)	(28)
Crawford Long - CPI, LLC	6,033	6,028	1,516	1,346	758	673
111 West Rio Building	—	—	—	—	(2,593)	—
Courvoisier Centre JV, LLC	6,554	—	(1,083)	—	(195)	—
HICO Avalon II, LLC	—	—	—	—	—	—
AMCO 120 WT Holdings, LLC	—	—	(12)	—	—	—
Other	—	—	—	—	—	298
	$57,513	$53,080	$68,713	$11,638	$40,901	$3,618
On May 3, 2017, EP I, LLC and EP II, LLC sold the properties that they owned for a combined gross sales price of $199.0 million. After repayment of debt, the Company received a distribution of $70.0 million and recognized a gain of $37.9 million which is recorded in income from unconsolidated joint ventures.

In June 2017, HICO Avalon II, LLC ("Avalon II"), a joint venture between the Company and Hines Avalon II Investor, LLC ("Hines II") was formed for the purpose of acquiring and potentially developing an office building in Alpharetta, Georgia. Pursuant to the joint venture agreement, all predevelopment expenditures are funded 75% by Cousins and 25% by Hines II. As of June 30, 2017, the Company has accounted for its investment in Avalon II using the equity method as the Company does not currently control the activities of the venture. If Avalon II commences construction, subsequent development expenditures will be funded 90% by Cousins and 10% by Hines II. Additionally, Cousins will have control over the operational aspects of the venture and the Company expects to consolidate the venture at that time.

5. INTANGIBLE ASSETS
Intangible assets on the balance sheets as of June 30, 2017 and December 31, 2016 included the following (in thousands):

	June 30, 2017	December 31, 2016
In-place leases, net of accumulated amortization of $74,308 and $46,899 in 2017 and 2016, respectively	$170,234	$185,251
Above-market tenant leases, net of accumulated amortization of $10,826 and $6,515 in 2017 and 2016, respectively	35,746	40,260
Below-market ground lease, net of accumulated amortization of $207 and $69 in 2017 and 2016, respectively	18,206	18,344
Goodwill	1,674	1,674
	$225,860	$245,529

The following is a summary of goodwill activity for the six months ended June 30, 2017 and 2016 (in thousands):

	Six Months Ended June 30,
	2017	2016
Beginning balance	$1,674	$3,647
Allocated to property sales	—	(21)
Ending balance	$1,674	$3,626

6. OTHER ASSETS
Other assets on the balance sheets as of June 30, 2017 and December 31, 2016 included the following (in thousands):

	June 30, 2017	December 31, 2016
Furniture, fixtures and equipment, leasehold improvements, and other deferred costs, net of accumulated depreciation of $23,206 and $23,135 in 2017 and 2016, respectively	$14,265	$15,773
Lease inducements, net of accumulated amortization of $825 and $1,278 in 2017 and 2016, respectively	1,864	2,517
Prepaid expenses and other assets	11,291	8,432
Line of credit deferred financing costs, net of accumulated amortization of $2,691 and $2,264 in 2017 and 2016, respectively	1,780	2,182
Predevelopment costs and earnest money	80	179
	$29,280	$29,083
7. NOTES PAYABLE
The following table details the terms and amounts of the Company’s outstanding notes payable at June 30, 2017 and December 31, 2016 ($ in thousands):

Description	Interest Rate	Maturity	June 30, 2017	December 31, 2016
Term Loan, unsecured	2.42%	2021	$250,000	$250,000
Fifth Third Center	3.37%	2026	148,049	149,516
Colorado Tower	3.45%	2026	120,000	120,000
Promenade	4.27%	2022	103,864	105,342
Senior Note, unsecured	4.09%	2027	100,000	—
Credit Facility, unsecured	2.32%	2019	94,000	134,000
816 Congress	3.75%	2024	84,095	84,872
3344 Peachtree	4.75%	2017	77,928	78,971
Meridian Mark Plaza	6.00%	2020	24,284	24,522
The Pointe	4.01%	2019	22,730	22,945
One Eleven Congress	6.08%	2017	—	128,000
The ACS Center	6.45%	2017	—	127,508
San Jacinto Center	6.05%	2017	—	101,000
Two Buckhead Plaza	6.43%	2017	—	52,000
			1,024,950	1,378,676
Unamortized premium, net			750	6,792
Unamortized loan costs			(6,081)	(4,548)
Total Notes Payable			$1,019,619	$1,380,920

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
At June 30, 2017, the Credit Facility's spread over LIBOR was 1.1%. The amount that the Company may draw under the Credit Facility is a defined calculation based on the Company's unencumbered assets and other factors. The total available borrowing capacity under the Credit Facility was $405 million at June 30, 2017.
Term Loan
The Company has a $250 million senior unsecured term loan (the "Term Loan") that matures on December 2, 2021. The Term Loan contains financial covenants consistent with those of the Credit Facility. The interest rate applicable to the Term Loan varies according to the Company’s leverage ratio, and may, at the election of the Company, be determined based on either (1) the current London Interbank Offered Rate ("LIBOR") plus a spread of between 1.20% and 1.70%, based on leverage or (2) the greater of Bank of America's prime rate, the federal funds rate plus 0.50% or the one-month LIBOR plus 1.0% (the “Base Rate”), plus a spread of between 0.00% and 0.75%, based on leverage. At June 30, 2017, the Term Loan's spread over LIBOR was 1.2%.
Unsecured Senior Notes
In April 2017, the Company closed a $350 million private placement of senior unsecured notes, which were issued in two tranches. The first tranche of $100 million was issued in April 2017, has a 10-year maturity, and has a fixed annual interest rate of 4.09%. The second tranche of $250 million was issued in July 2017, has an 8-year maturity, and has a fixed annual interest rate of 3.91%.
The senior unsecured notes contain financial covenants that require, among other things, the maintenance of an unencumbered interest coverage ratio of at least 2.00; a fixed charge coverage ratio of at least 1.50; an overall leverage ratio of no more than 60%; and a minimum shareholders' equity in an amount equal to $1.9 billion, plus a portion of the net cash proceeds from certain equity issuances. The senior notes also contain customary representations and warranties and affirmative and negative covenants, as well as customary events of default. The amounts outstanding under the senior notes may be accelerated upon the occurrence of any events of default.
Fair Value
At June 30, 2017 and December 31, 2016, the aggregate estimated fair values of the Company's notes payable were $1.0 billion and $1.4 billion, respectively, calculated by discounting the debt's remaining contractual cash flows at estimated rates at which similar loans could have been obtained at those respective dates. The estimate of the current market rate, which is the most significant input in the discounted cash flow calculation, is intended to replicate debt of similar maturity and loan-to-value relationship. These fair value calculations are considered to be Level 2 under the guidelines as set forth in ASC 820, "Fair Value Measurement," as the Company utilizes market rates for similar type loans from third-party brokers.
Other Information
For the three and six months ended June 30, 2017 and 2016, interest expense was as follows (in thousands):

	Three Months Ended June 30, 2017		Six Months Ended June 30,
	2017	2016	2017	2016
Total interest incurred	$10,741	$8,350	$22,072	$16,506
Less interest - discontinued operations	—	(1,965)	—	(3,940)
Interest capitalized	(2,218)	(1,016)	(3,808)	(1,758)
Total interest expense	$8,523	$5,369	$18,264	$10,808
In April 2017, the Company repaid in full, without penalty, the $128.0 million One Eleven Congress mortgage note and the $101.0 million San Jacinto Center mortgage note. In May 2017, the Company repaid in full, without penalty, the $52.0 million Two Buckhead Plaza mortgage note. In connection with these repayments, the Company recorded gains on extinguishment of debt of $2.2 million which represented the unamortized premium recorded on the notes at the time of the Merger.
In June 2017, The Company sold the ACS Center. A portion of the proceeds from the sale were used to repay the $127.0 million mortgage note on the associated property, and the Company recorded a loss on extinguishment of debt of $376,000 which represented the remaining unamortized loan costs and other costs associated with repaying the debt.
Subsequent to quarter end, in July 2017, the Company repaid in full, without penalty, the $77.9 million 3344 Peachtree mortgage note. In connection with the repayment, the Company expects to record a gain on extinguishment of debt of $429,000 which represents the unamortized premium recorded on the note at the time of the Merger.

8. COMMITMENTS AND CONTINGENCIES

Commitments
At June 30, 2017, the Company had outstanding letters of credit and performance bonds totaling $3.9 million. As a lessor, the Company had $180.9 million in future obligations under leases to fund tenant improvements and other future construction obligations at June 30, 2017. As a lessee, the Company had future obligations under ground and other operating leases of $210.1 million at June 30, 2017.
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
9.    STOCKHOLDERS' EQUITY
On June 19, 2017, the Company declared a cash dividend of $0.06 per common share, which was paid July 13, 2017 to shareholders of record on July 3, 2017.
In May 2017, certain holders of CPLP units redeemed 951,818 units in exchange for shares of the Company's common stock. The aggregate value at the time of these transactions was $8.1 million based upon the value of the Company's common stock at the time of the transactions.
In 2015, the Board of Directors of the Company authorized the repurchase of up to $100 million of its outstanding common shares. The plan expires on September 8, 2017. The repurchases may be executed in the open market, through private negotiations, or in other transactions permitted under applicable law. The timing, manner, price and amount of any repurchases will be determined by the Company in its discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The share repurchase program may be suspended or discontinued at any time. No shares were repurchased during the six months ended June 30, 2017.
10. STOCK-BASED COMPENSATION
The Company has several types of stock-based compensation - stock options, restricted stock, and restricted stock units (“RSUs”) - which are described in note 13 of notes to consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2016. The expense related to a portion of the stock-based compensation awards is fixed. The expense related to other stock-based compensation awards fluctuates from period to period dependent, in part, on the Company's stock price and stock performance relative to its peers. The Company recorded stock-based compensation expense, net of forfeitures, of $2.9 million and $340,000 for the three months ended June 30, 2017 and 2016, respectively, and $4.6 million and $4.6 million for the six months ended June 30, 2017 and 2016, respectively.
The Company maintains the 2009 Incentive Stock Plan (the "2009 Plan") and the 2005 Restricted Stock Unit Plan (the “RSU Plan”). Under the 2009 Plan, the Company made restricted stock grants in 2017 of 308,289 shares to key employees, which vest ratably over a three-year period. Under the RSU Plan, the Company awarded two types of performance-based RSUs in 2017 to key employees based on the following metrics: (1) Total Stockholder Return of the Company, as defined in the RSU Plan, as compared to the companies in the SNL US REIT Office index (“TSR RSUs”), and (2) the ratio of cumulative funds from operations per share to targeted cumulative funds from operations per share (“FFO RSUs”) as defined in the RSU Plan. The performance period for both awards is January 1, 2017 to December 31, 2019, and the targeted units awarded of TSR RSUs and FFO RSUs was 267,013 and 132,266, respectively. The ultimate payout of these awards can range from 0% to 200% of the targeted number of units depending on the achievement of the market and performance metrics described above. These RSU awards cliff vest on

December 31, 2019 and are to be settled in cash with payment dependent on upon attainment of required service, market, and performance criteria. The number of RSUs vesting will be determined by the Compensation Committee, and the payout per unit will be equal to the average closing price on each trading day during the 30-day period ending on December 31, 2019. The Company expenses an estimate of the fair value of the TSR RSUs over the performance period using a quarterly Monte Carlo valuation. The FFO RSUs are expensed over the vesting period using the fair market value of the Company's stock at the reporting date multiplied by the anticipated number of units to be paid based on the current estimate of what the ratio is expected to be upon vesting. Dividend equivalents on the TSR RSUs and the FFO RSUs will also be paid based upon the percentage vested.
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
During the three months ended June 30, 2017, the Company issued 120,878 shares of common stock at fair value to members of its board of directors in lieu of fees, and recorded $1.0 million in general and administrative expense in the three months ended June 30, 2017 related to the issuances.
11. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Earnings per Common Share - basic:
Numerator:
Income from continuing operations	$170,945	$242	$175,803	$14,937
Net income attributable to noncontrolling interests in CPLP from continuing operations	(2,856)	—	(2,957)	—
Net income attributable to other noncontrolling interests	—	—	(6)	—
Income from continuing operations available for common stockholders	168,089	242	172,840	14,937
Income from discontinued operations	—	7,523	—	15,624
Net income available for common stockholders	$168,089	$7,765	$172,840	$30,561

Denominator:
Weighted average common shares - basic	419,402	210,129	411,137	210,516
Earnings per common share - basic:
Income from continuing operations available for common stockholders	$0.40	$—	$0.42	$0.07
Income from discontinued operations available for common stockholders	—	0.04	—	0.08
Earnings per common share - basic	$0.40	$0.04	$0.42	$0.15

Earnings per common share - diluted:
Numerator:
Income from continuing operations	$170,945	$242	$175,803	$14,937
Net income attributable to other noncontrolling interests from continuing operations	—	—	(6)	—
Income from continuing operations available for common stockholders before net income attributable to noncontrolling interests in CPLP	170,945	242	175,797	14,937
Income from discontinued operations available for common stockholders	—	7,523	—	15,624
Net income available for common stockholders before net income attributable to noncontrolling interests in CPLP	$170,945	$7,765	$175,797	$30,561

Denominator:
Weighted average common shares - basic	419,402	210,129	411,137	210,516
Add:
Potential dilutive common shares - stock options	320	233	306	171
Weighted average units of CPLP convertible into common shares	7,458	—	7,784	—
Weighted average common shares - diluted	427,180	210,362	419,227	210,687
Earnings per common share - diluted:
Income from continuing operations available for common stockholders before net income attributable to noncontrolling interests in CPLP	$0.40	$—	$0.42	$0.07
Income from discontinued operations available for common stockholders	—	0.04	—	0.08
Earnings per common share - diluted	$0.40	$0.04	$0.42	$0.15

Weighted average anti-dilutive stock options outstanding	731	1,129	744	1,131

12. REPORTABLE SEGMENTS
The Company's segments are based on the Company's method of internal reporting which classifies operations by property type and geographical area. The segments by property type are: Office and Mixed-Use. The segments by geographical region are: Atlanta, Austin, Charlotte, Orlando, Phoenix, Tampa, and Other. Subsequent to the Merger completed in the fourth quarter of 2016, the Company added the Orlando, Phoenix, and Tampa segments. These reportable segments represent an aggregation of operating segments reported to the Chief Operating Decision Maker based on similar economic characteristics that include the type of property and the geographical location. Each segment includes both consolidated operations and the Company's share of unconsolidated joint venture operations.
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
Segment net income, amount of capital expenditures, and total assets are not presented in the following tables because management does not utilize these measures when analyzing its segments or when making resource allocation decisions. Information on the Company's segments along with a reconciliation of NOI to net income available to common stockholders for the three and six months ended June 30, 2017 and 2016 are as follows (in thousands):

Three Months Ended June 30, 2017	Office	Mixed-Use	Total
Net Operating Income:
Atlanta	$29,218	$853	$30,071
Austin	14,852	—	14,852
Charlotte	15,202	—	15,202
Orlando	3,318	—	3,318
Tampa	7,451	—	7,451
Phoenix	8,838	—	8,838
Other	383	—	383
Total Net Operating Income	$79,262	$853	$80,115

Three Months Ended June 30, 2016	Office	Mixed-Use	Total
Net Operating Income:
Houston	$25,125	$—	$25,125
Atlanta	21,572	1,742	23,314
Austin	5,763	—	5,763
Charlotte	4,819	—	4,819
Other	(13)	—	(13)
Total Net Operating Income	$57,266	$1,742	$59,008

Six Months Ended June 30, 2017	Office	Mixed-Use	Total
Net Operating Income:
Atlanta	$59,190	$3,126	$62,316
Austin	29,039	—	29,039
Charlotte	30,627	—	30,627
Orlando	7,108	—	7,108
Tampa	14,287	—	14,287
Phoenix	16,056	—	16,056
Other	848	—	848
Total Net Operating Income	$157,155	$3,126	$160,281

Six Months Ended June 30, 2016	Office	Mixed-Use	Total
Net Operating Income:
Houston	$50,443	$—	$50,443
Atlanta	44,178	3,348	47,526
Austin	10,955	—	10,955
Charlotte	9,574	—	9,574
Other	23	—	23
Total Net Operating Income	$115,173	$3,348	$118,521
The following reconciles Net Operating Income to Net Income for each of the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net Operating Income	$80,115	$59,008	$160,281	$118,521
Net operating income from unconsolidated joint ventures	(7,609)	(6,954)	(16,783)	(13,600)
Net operating income from discontinued operations	—	(25,126)	—	(50,444)
Fee income	1,854	1,824	3,791	4,023
Other income	3,174	27	8,600	417
Reimbursed expenses	(907)	(798)	(1,772)	(1,668)
General and administrative expenses	(8,618)	(4,691)	(14,828)	(12,934)
Interest expense	(8,523)	(5,369)	(18,264)	(10,808)
Depreciation and amortization	(50,040)	(16,641)	(104,924)	(33,182)
Acquisition and transaction costs	(246)	(2,424)	(2,177)	(2,443)
Gain on extinguishment of debt	1,829	—	1,829	—
Other expenses	(236)	(152)	(612)	(507)
Income from unconsolidated joint ventures	40,320	1,784	40,901	3,618
Gain (loss) on sale of investment properties	119,832	(246)	119,761	13,944
Income from discontinued operations	—	7,523	—	15,624
Net Income	$170,945	$7,765	$175,803	$30,561
Revenues by reportable segment, including a reconciliation to total rental property revenues on the condensed consolidated statements of operations for three and six months ended June 30, 2017 and 2016 are as follows (in thousands):

Three Months Ended June 30, 2017	Office	Mixed-Use	Total
Revenues:
Atlanta	$46,293	$1,358	$47,651
Austin	25,429	—	25,429
Charlotte	22,599	—	22,599
Orlando	6,331	—	6,331
Tampa	11,795	—	11,795
Phoenix	11,879	—	11,879
Other	758	—	758
Total segment revenues	125,084	1,358	126,442
Less Company's share of rental property revenues from unconsolidated joint ventures	(11,077)	(1,358)	(12,435)
Total rental property revenues	$114,007	$—	$114,007

Three Months Ended June 30, 2016	Office	Mixed-Use	Total
Revenues:
Houston	$44,281		$44,281
Atlanta	36,779	3,026	39,805
Austin	10,417	—	10,417
Charlotte	6,388	—	6,388
Other	91	—	91
Total segment revenues	97,956	3,026	100,982
Less discontinued operations	(44,281)	—	(44,281)
Less Company's share of rental property revenues from unconsolidated joint ventures	(7,221)	(3,026)	(10,247)
Total rental property revenues	$46,454	$—	$46,454

Six Months Ended June 30, 2017	Office	Mixed-Use	Total
Revenues
Atlanta	$93,814	$5,049	$98,863
Austin	49,963	—	49,963
Charlotte	45,342	—	45,342
Orlando	12,972	—	12,972
Tampa	23,098	—	23,098
Phoenix	21,997	—	21,997
Other	1,575	—	1,575
Total segment revenues	$248,761	$5,049	$253,810
Less Company's share of rental property revenues from unconsolidated joint ventures	(22,237)	(5,049)	(27,286)
Total rental property revenues	$226,524	$—	$226,524

Six Months Ended June 30, 2016	Office	Mixed-Use	Total
Revenues:
Houston	$87,403	$—	$87,403
Atlanta	73,995	6,003	$79,998
Austin	19,356	—	$19,356
Charlotte	12,734	—	$12,734
Other	231	—	$231
Total segment revenues	193,719	6,003	199,722
Less discontinued operations	(87,403)	—	(87,403)
Less Company's share of rental property revenues from unconsolidated joint ventures	(14,509)	(6,003)	(20,512)
Total rental property revenues	$91,807	$—	$91,807

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview:
Cousins Properties Incorporated ("Cousins") (and collectively, with its subsidiaries, the "Company," "we," "our," or "us") is a self-administered and self-managed real estate investment trust, or REIT. Our core focus is on the acquisition, development, leasing, management, and ownership of Class-A office and mixed-use properties in Sunbelt markets with a focus on Arizona, Florida, Georgia, North Carolina, and Texas. As of June 30, 2017, our portfolio of real estate assets consisted of interests in 31 operating office properties containing 15.5 million square feet of space and five projects (three office and two mixed-use) under active development. We have a comprehensive strategy in place based on a simple platform, trophy assets, and opportunistic investments. This streamlined strategy enables us to maintain a targeted, asset-specific approach to investing where we seek to leverage our development skills, relationships, market knowledge, and operational expertise. We intend to generate returns and create value for stockholders through the continued lease-up of our portfolio, through the execution of our development pipeline, and through opportunistic investments in office and mixed-use projects within our core markets.
We leased or renewed 341,008 square feet of office space during the second quarter of 2017. The weighted average net effective rent of these leases, representing base rent less operating expense reimbursements and leasing costs, was $21.16 per square foot. For those leases that were previously occupied within the past year, net effective rent increased 28.5%. Same property net operating income (defined below) for consolidated properties and our share of unconsolidated properties increased by 6.8% between the three months ended June 30, 2017 and 2016.
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

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Rental Property Revenues
Same Property	$35,535	$33,373	$2,162	6.5%	$71,228	$67,203	$4,025	6.0%
Non-Same Property	78,472	13,081	65,391	499.9%	155,296	24,604	130,692	531.2%
Total Rental Property Revenues	$114,007	$46,454	$67,553	145.4%	$226,524	$91,807	$134,717	146.7%

Rental Property Operating Expenses
Same Property	$13,076	$12,348	$728	5.9%	$25,962	$24,699	$1,263	5.1%
Non-Same Property	28,425	7,178	21,247	296.0%	57,064	12,631	44,433	351.8%
Total Rental Property Operating Expenses	$41,501	$19,526	$21,975	112.5%	$83,026	$37,330	$45,696	122.4%

Net Operating Income
Same Property NOI	$22,459	$21,025	$1,434	6.8%	$45,266	$42,504	$2,762	6.5%
Non-Same Property NOI	50,047	5,903	44,144	747.8%	98,232	11,973	86,259	720.4%
Total NOI	$72,506	$26,928	$45,578	169.3%	$143,498	$54,477	$89,021	163.4%
Same property NOI increased $1.4 million (6.8%) and $2.8 million (6.5%) between the three months ended and six months ended June 30, 2017 and 2016, respectively. The increases were primarily due to increased occupancy rates at Fifth Third Center and increased occupancy rates and increased revenue from expansion space at Promenade. The increase in same property operating expenses was primarily due to an increase in repair and maintenance, bad debt, and parking between the periods. Non-same property revenues and expenses increased between the three and six month periods primarily due to the Merger.
Other Income
Other income increased $3.1 million between the three month periods and increased $8.2 million between the six month periods.This increase is primarily driven by termination fees at Fifth Third Center, Nascar Plaza, Hayden Ferry, and Northpark Town Center.
General and Administrative Expenses
General and administrative expenses increased $3.9 million (84%) between the three month periods, and increased $1.9 million (15%) between the six month periods. These increases are primarily driven by long-term compensation expense increases as a result of fluctuations in our common stock price relative to our office peers included in the SNL US Office REIT Index.
Interest Expense
Interest expense, net of amounts capitalized, increased $3.2 million (59%) between the three month periods, and increased $7.5 million (69%) between the six month periods primarily driven by the additional interest expense related to mortgage loans assumed in the Merger and the $250 million Term Loan that closed in the fourth quarter of 2016.
Depreciation and Amortization
Depreciation and amortization increased $33.4 million (201%) between the three month periods, and increased $71.7 million (216%) between the six month periods. Amounts in all periods represent costs associated with the Merger. The Company does not believe it will incur significant additional Merger costs.
Acquisition and Transaction Costs
Acquisition and merger costs decreased $2.2 million (90%) in the three month periods, and decreased $266,000 (11%) between the six month periods; the Company believes it has paid significantly all material Parkway Transaction costs.
Income from Unconsolidated Joint Ventures
Income from unconsolidated joint ventures consisted of the following (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	$ Change	2017	2016	$ Change
Net operating income	$7,609	$6,954	$655	$16,783	$13,600	$3,183
Other income, net	240	87	153	1,705	541	1,164
Depreciation and amortization	(3,478)	(3,231)	(247)	(7,673)	(6,490)	(1,183)
Interest expense	(1,922)	(2,026)	104	(4,246)	(4,033)	(213)
Net gain on sale of investment property	37,871	—	37,871	34,332	—	34,332
Income from unconsolidated joint ventures	$40,320	$1,784	$38,536	$40,901	$3,618	$37,283
Net operating income from unconsolidated joint ventures increased $655,000 (9.4%) between the three month periods, and increased $3.2 million (23.4%) between the six month periods primarily due to increased occupancy and a change in the partnership structure at Gateway Village whereby we began receiving 50% of cash flows versus a preferred return beginning in December 2016, and the addition of Courvoisier Centre which was acquired in the Merger. Other income increased between the three month periods primarily as a result of a lease termination fee recognized at Terminus 200. Other income increased between the six month periods as a result of lease termination fees recognized at the Terminus 200 and 111 West Rio buildings and as a result of the sale of mineral rights at CL Realty. The increase in depreciation and amortization is due to Gateway Village and the addition of Courvoisier Centre. The gain on sale of depreciated property of $37.9 million in the second quarter of 2017 resulted from the sale of properties owned by EP I, LLC and EP II, LLC. The gain on sale of depreciated property of $34.3 million for the six months ended June 30, 2017 is comprised of the second quarter gain less a $3.5 million loss on the purchase of the remaining 25.4% interest in the 111 West Rio building and the related consolidation of the building immediately following the purchase.
Gain (Loss) on Sale of Investment Properties
The gain on the sale of investment properties in 2017 relates primarily to the sale of the ACS Center. The 2016 gain on sale of investment properties relates to the sale of 100 North Point Center East.

Discontinued Operations
Discontinued operations in 2016 contains the operations of Post Oak Central and Greenway Plaza (the "Houston Properties"), the two that were included in the Spin-Off. Because we decided to exit the Houston market in connection with the Parkway Transactions, the Spin-Off represents a strategic shift that has a significant impact on our operations. As such, the Spin-Off of these properties qualifies for discontinued operations treatment. The operations of the Houston Properties have been reclassified into discontinued operations for the three and six months ended June 30, 2016.
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
FFO is used by industry analysts and investors as a supplemental measure of a REIT’s operating performance. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry investors and analysts have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. Thus, NAREIT created FFO as a supplemental measure of REIT operating performance that excludes historical cost depreciation, among other items, from GAAP net income. The use of FFO, combined with the required primary GAAP presentations, has been fundamentally beneficial, improving the understanding of operating results of REITs among the investing public and making comparisons of REIT operating results more meaningful. Company management evaluates operating performance in part based on FFO. Additionally, we use FFO, along with other measures, to assess performance in connection with evaluating and granting incentive compensation to its officers and other key employees. The reconciliation of net income to FFO is as follows for the three months ended June 30, 2017 and 2016 (in thousands, except per share information):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net Income Available to Common Stockholders	$168,089	$7,765	$172,840	$30,561
Depreciation and amortization of real estate assets:
Consolidated properties	49,575	16,306	104,009	32,470
Share of unconsolidated joint ventures	3,478	3,231	7,673	6,490
Discontinued Operations	—	15,740	—	31,168
(Gain) loss on sale of depreciated properties:
Consolidated properties	(119,767)	246	(119,750)	(13,944)
Share of unconsolidated joint ventures	(37,871)	—	(34,332)	—
Non-controlling Interests related to unit holders	2,856	—	2,957	—
Funds From Operations	$66,360	$43,288	$133,397	$86,745
Per Common Share — Diluted:
Net Income Available Available to Common Shareholders	$0.40	$0.04	$0.42	$0.15
Funds from Operations	$0.16	$0.21	$0.32	$0.41
Weighted Average Shares — Basic	419,402	210,129	411,137	210,516
Weighted Average Shares — Diluted	427,180	210,362	419,227	210,687

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

The following table reconciles NOI for consolidated properties to Net Income each of the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net Income	$170,945	$7,765	$175,803	$30,561
Fee income	(1,854)	(1,824)	(3,791)	(4,023)
Other income	(3,174)	(27)	(8,600)	(417)
Reimbursed expenses	907	798	1,772	1,668
General and administrative expenses	8,618	4,691	14,828	12,934
Interest expense	8,523	5,369	18,264	10,808
Depreciation and amortization	50,040	16,641	104,924	33,182
Acquisition and transaction costs	246	2,424	2,177	2,443
Other expenses	236	152	612	507
Income from unconsolidated joint ventures	(40,320)	(1,784)	(40,901)	(3,618)
Gain (loss) on sale of investment properties	(119,832)	246	(119,761)	(13,944)
Gain on extinguishment of debt	(1,829)	—	(1,829)	—
Income from discontinued operations	—	(7,523)	—	(15,624)
Net Operating Income	$72,506	$26,928	$143,498	$54,477

Liquidity and Capital Resources
Our primary short-term and long-term liquidity needs include the following:

•	property and land acquisitions;

•	expenditures on development projects;

•	building improvements, tenant improvements, and leasing costs;

•	principal and interest payments on indebtedness;

•	repurchase of our common stock; and

•	operating partnership distributions and common stock dividends.
We may satisfy these needs with one or more of the following:

•	net cash from operations;

•	proceeds from the sale of assets;

•	borrowings under our Credit Facility;

•	proceeds from mortgage notes payable;

•	proceeds from construction loans;

•	proceeds from unsecured loans;

•	proceeds from offerings of debt or equity securities; and

•	joint venture formations.
As of June 30, 2017, we had $94.0 million drawn under our Credit Facility and $1.0 million drawn under our letters of credit, with the ability to borrow an additional $405.0 million under our Credit Facility.
In April 2017, we closed a $350 million private placement of senior unsecured notes, which were issued in two tranches. The first tranche of $100 million was issued in April 2017, has a 10-year maturity, and has a fixed annual interest rate of 4.09%. The second tranche of $250 million was issued in July 2017, has an 8-year maturity, and has a fixed annual interest rate of 3.91%. We used the proceeds from the private placement to repay mortgages scheduled to mature during 2017.
In April 2017, we repaid in full, without penalty, the $128.0 million One Eleven Congress mortgage note and the $101.0 million San Jacinto Center mortgage note. In May 2017, we repaid in full, without penalty, the $52.0 million One Buckhead Plaza mortgage note. In conjunction with the sales of the ACS Center, Emory Point I and Emory Point II, we used the proceeds of those sales to repay the associated mortgages.
Subsequent to quarter end, in July 2017, we repaid in full, without penalty, the $77.9 million 3344 Peachtree mortgage note.
Contractual Obligations and Commitments
The following table sets forth information as of June 30, 2017 with respect to our outstanding contractual obligations and commitments (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 years
Contractual Obligations:
Company debt:
Term Loan	$250,000	$—	$—	$250,000	$—
Unsecured Senior Note	100,000	—	—	—	100,000
Unsecured Credit Facility	94,000	—	94,000	—	—
Mortgage notes payable	580,950	86,532	43,710	45,213	405,495
Interest commitments (1)	204,645	31,876	61,359	51,588	59,822
Ground leases	208,610	2,321	4,642	4,713	196,934
Other operating leases	1,519	519	732	268	—
Total contractual obligations	$1,439,724	$121,248	$204,443	$351,782	$762,251
Commitments:
Unfunded tenant improvements and construction obligations	$180,878	$162,897	$17,981	$—	$—
Letters of credit	1,000	1,000	—	—	—
Performance bonds	2,861	328	1,600	—	933
Total commitments	$184,739	$164,225	$19,581	$—	$933

(1)	Interest on variable rate obligations is based on rates effective as of June 30, 2017.

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
Future Capital Requirements
Over the long term, we intend to actively manage our portfolio of properties and strategically sell assets to generate capital for future investment activities. We expect to continue to utilize indebtedness to fund future commitments, if available and under appropriate terms. We may also seek equity capital and capital from joint venture partners to implement our strategy.
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
Cash Flows Summary
We report and analyze our cash flows based on operating activities, investing activities, and financing activities. The following table sets forth the changes in cash flows (in thousands):

	Six Months Ended June 30,
	2017	2016	Change
Net cash provided by operating activities	$126,237	$60,094	$66,143
Net cash provided by (used in) investing activities	47,915	(73,564)	121,479
Net cash provided by (used in) financing activities	(193,419)	12,413	(205,832)
The reasons for significant increases and decreases in cash flows between the periods are as follows:
Cash Flows from Operating Activities. Cash flows from operating activities increased $66.1 million between the 2017 and 2016 six month periods primarily due to an increase in cash generated from property operations as a result of the Merger and an increase in operating distributions from joint ventures, offset by an increase in cash interest paid between the periods.
Cash Flows from Investing Activities. Cash flows from investing activities increased $121.5 million between the 2017 and 2016 six month periods primarily due to proceeds from the ACSC sale, offset by an increase in property acquisition, development, and tenant asset expenditures. These increases were also impacted by larger contributions to and increased distributions from unconsolidated joint ventures which are primarily related to the sale of Emory Point I and II.
Cash Flows from Financing Activities. Cash flows from financing activities decreased $205.8 million between the 2017 and 2016 six month periods, primarily due to the repayment of mortgage notes payable and decreased borrowings under the credit facility, offset by the proceeds from the common stock equity offering in the first quarter 2017 and the issuance of senior notes in the second quarter.
Capital Expenditures. We incur costs related to our real estate assets that include acquisition of properties, development of new properties, redevelopment of existing or newly purchased properties, leasing costs for new or replacement tenants, and ongoing property repairs and maintenance.
Capital expenditures for assets we develop or acquire and then hold and operate are included in the property acquisition, development, and tenant asset expenditures line item within investing activities on the condensed consolidated statements of cash flows. Amounts accrued are removed from the table below (accrued capital adjustment) to show the components of these costs on a cash basis. Components of costs included in this line item for the six months ended June 30, 2017 and 2016 are as follows (in thousands):

	Six Months Ended June 30,
	2017	2016
Development	$102,544	$29,100
Operating — leasing costs	24,224	14,764
Operating — building improvements	17,957	23,438
Capitalized interest	3,808	1,759
Capitalized personnel costs - leasing	1,053	948
Capitalized leasing commissions	1,668	885
Capitalized personnel costs - development	1,006	809
Change in accrued capital expenditures	(1,110)	3,891
Total property acquisition and development expenditures	$151,150	$75,594
Capital expenditures increased due to an increase in the number of development projects between the periods and an increase in tenant leasing costs. Tenant leasing costs increased from properties acquired in the Merger as well as an increase in these costs at Cousins' legacy properties. Tenant improvements and leasing costs, as well as related capitalized personnel costs, are a function of the number and size of newly executed leases or renewals of existing leases. The amounts of tenant improvement and leasing costs for our office portfolio on a per square foot basis were as follows:

	Six Months Ended June 30,
	2017	2016
New leases	$6.98	$7.01
Renewal leases	$4.53	$4.02
Expansion leases	$7.40	$6.50
The amounts of tenant improvement and leasing costs on a per square foot basis vary by lease and by market. Given the level of expected leasing and renewal activity, management expects tenant improvements and leasing costs per square foot in future periods to remain consistent with those experienced in the first six months of 2017.
Dividends. We paid common dividends of $48.8 million and $33.7 million in the 2017 and 2016 six month periods, respectively. We funded the common dividends with cash provided by operating activities. We expect to fund our future quarterly common dividends with cash provided by operating activities, proceeds from investment property sales, distributions from unconsolidated joint ventures, and indebtedness, if necessary.
On a quarterly basis, we review the amount of the common dividend in light of current and projected future cash flows from the sources noted above and also consider the requirements needed to maintain our REIT status. In addition, we have certain covenants under our Credit Facility which could limit the amount of common dividends paid. In general, common dividends of any amount can be paid as long as leverage, as defined in the facility, is less than 60% and we are not in default under our facility. Certain conditions also apply in which we can still pay common dividends if leverage is above that amount. We routinely monitor the status of our common dividend payments in light of our Credit Facility covenants.
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
Debt. At June 30, 2017, our unconsolidated joint ventures had aggregate outstanding indebtedness to third parties of $434.6 million. These loans are generally mortgage or construction loans, most of which are non-recourse to us except as described in the paragraph below. In addition, in certain instances, we provide “non-recourse carve-out guarantees” on these non-recourse loans. Certain of these loans have variable interest rates, which creates exposure to the ventures in the form of market risk from interest rate changes.
We guarantee 12.5% of the loan amount related to the Carolina Square construction loan, which has a lending capacity of $79.8 million, and an outstanding balance of $50.5 million as of June 30, 2017. At June 30, 2017, we guaranteed $6.3 million of the amount outstanding.

Critical Accounting Policies
There have been no material changes in the critical accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes in the market risk associated with our notes payable at June 30, 2017 compared to that as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
We did not make any sales of unregistered securities during the second quarter of 2017.
We purchased the following common shares during the second quarter of 2017:

	Total Number of Shares Purchased*	Average Price Paid per Share*
April 1 - 30	585	$8.49
May 1 - 31	—	—
June 1 - 30	—	—
	585	$8.49
*Activity for the second quarter of 2017 related to the remittances of shares for income taxes in association with restricted stock vestings. For information on our equity compensation plans, see note 13 of our Annual Report on Form 10-K, and note 10 to the unaudited condensed consolidated financial statements set forth in this Form 10-Q.

Item 5.    Other Information.
As of July 25, 2017, the Company entered into amendments to the existing Change in Control Agreement with each of its executive officers. For each executive officer, the definition of the Company’s business in the protective covenant (which will be required to be entered into as consideration for any severance benefit under the Agreement) has been revised to mean the development, acquisition, financing, management, leasing and sale of commercial office properties. The executive officers are Lawrence L. Gellerstedt III, M. Colin Connolly, Gregg D. Adzema, Pamela F. Roper, John S. McColl and John D. Harris, Jr.
Mr. Gellerstedt’s agreement was also amended to remove the gross-up provision and to replace it with the “best net” provision in the Agreements of Messrs. Adzema, Connolly and McColl and Ms. Roper, which provision acts to reduce payment to the applicable NEO if excise taxes would otherwise be triggered, to the extent that such a reduction results in a greater after-tax amount for the NEO. In addition, Mr. Gellerstedt’s agreement was amended to change the severance benefit payable under his agreement to an amount equal to 3.00 times the sum of his annual base salary plus his average cash bonus. In connection with her recent election to Executive Vice President, Ms. Roper’s agreement was also amended to change the severance benefit payable under her agreement to an amount equal to 2.00 times the sum of her annual base salary plus her average cash bonus, a calculation which is consistent with that of the Company’s other Executive Vice Presidents.

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

3.2		Bylaws of the Registrant, as amended and restated December 4, 2012, filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on December 7, 2012, and incorporated herein by reference.

10.1	†	Form of Amendment to Change in Control Severance Agreement for Named Executive Officers.

10.2	†	Amendment to Change in Control Severance Agreement for Ms. Roper.

10.3	†	Amendment to Change in Control Severance Agreement for Mr. Gellerstedt.

11.0	*	Computation of Per Share Earnings.

31.1	†	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	†	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	†	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	†	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	†
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

COUSINS PROPERTIES INCORPORATED
/s/ Gregg D. Adzema
Gregg D. Adzema
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)
Date: July 27, 2017