Form 10-Q
period 2017-09-30
COUSINS PROPERTIES INC
filed 2017-10-25
CIK 25232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 20, 2017
Common Stock, $1 par value per share	420,020,538 shares

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

•
risks and uncertainties related to national and local economic conditions, the real estate industry, and the commercial real estate markets in which we operate, particularly in Atlanta, Charlotte, Austin, and Phoenix where we have high concentrations of our annualized lease revenue;

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

PART I — FINANCIAL INFORMATION
Item 1.    Financial Statements.
COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share and per share amounts)

	September 30, 2017	December 31, 2016
	(unaudited)
Assets:
Real estate assets:
Operating properties, net of accumulated depreciation of $253,362 and $215,856 in 2017 and 2016, respectively	$3,490,181	$3,432,522
Projects under development	248,242	162,387
Land	4,221	4,221
	3,742,644	3,599,130

Cash and cash equivalents	62,167	35,687
Restricted cash	437	15,634
Notes and accounts receivable, net of allowance for doubtful accounts of $626 and $1,167 in 2017 and 2016, respectively	16,291	27,683
Deferred rents receivable	53,483	39,464
Investment in unconsolidated joint ventures	109,222	179,397
Intangible assets, net of accumulated amortization of $99,063 and $53,483 in 2017 and 2016, respectively	211,786	245,529
Other assets	28,170	29,083
Total assets	$4,224,200	$4,171,607
Liabilities:
Notes payable	$1,095,177	$1,380,920
Accounts payable and accrued expenses	160,101	109,278
Deferred income	35,918	33,304
Intangible liabilities, net of accumulated amortization of $25,709 and $12,227 in 2017 and 2016, respectively	76,299	89,781
Other liabilities	39,385	44,084
Total liabilities	1,406,880	1,657,367
Commitments and contingencies
Equity:
Stockholders' investment:
Preferred stock, $1 par value, 20,000,000 shares authorized, 6,867,357 shares issued and outstanding in 2017 and 2016	6,867	6,867
Common stock, $1 par value, 700,000,000 shares authorized, 430,349,620 and 403,746,938 shares issued in 2017 and 2016, respectively	430,350	403,747
Additional paid-in capital	3,604,269	3,407,430
Treasury stock at cost, 10,329,082 shares in 2017 and 2016	(148,373)	(148,373)
Distributions in excess of cumulative net income	(1,127,813)	(1,214,114)
Total stockholders' investment	2,765,300	2,455,557
Nonredeemable noncontrolling interests	52,020	58,683
Total equity	2,817,320	2,514,240
Total liabilities and equity	$4,224,200	$4,171,607

See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues:
Rental property revenues	$109,569	$46,575	$336,093	$138,382
Fee income	2,597	1,945	6,387	5,968
Other	993	153	9,593	570
	113,159	48,673	352,073	144,920
Expenses:
Rental property operating expenses	40,688	18,122	123,715	55,451
Reimbursed expenses	895	795	2,667	2,463
General and administrative expenses	7,193	4,368	21,993	17,301
Interest expense	7,587	5,754	25,851	16,562
Depreciation and amortization	47,622	16,622	152,546	49,804
Acquisition and transaction costs	(677)	1,446	1,499	3,889
Other	423	173	1,063	681
	103,731	47,280	329,334	146,151
Gain on extinguishment of debt	429	—	2,258	—
Income (loss) from continuing operations before unconsolidated joint ventures and gain (loss) on sale of investment properties	9,857	1,393	24,997	(1,231)
Income from unconsolidated joint ventures	2,461	1,527	43,362	5,144
Income from continuing operations before gain (loss) on sale of investment properties	12,318	2,920	68,359	3,913
Gain (loss) on sale of investment properties	(33)	—	119,729	13,944
Income from continuing operations	12,285	2,920	188,088	17,857
Income from discontinued operations	—	8,737	—	24,361
Net income	12,285	11,657	188,088	42,218
Net income attributable to noncontrolling interests	(218)	—	(3,181)	—
Net income available to common stockholders	$12,067	$11,657	$184,907	$42,218
Per common share information — basic and diluted:
Income from continuing operations	$0.03	$0.01	$0.45	$0.08
Income from discontinued operations	—	0.05	—	0.12
Net income	$0.03	$0.06	$0.45	$0.20
Weighted average shares — basic	419,998	210,170	414,123	210,400
Weighted average shares — diluted	427,300	210,326	421,954	210,528
Dividends declared per common share	$0.06	$0.08	$0.24	$0.24

See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
Nine Months Ended September 30, 2017 and 2016
(unaudited, in thousands)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Treasury Stock	Distributions in Excess of Net Income	Stockholders’ Investment	Nonredeemable Noncontrolling Interests	Total Equity
Balance December 31, 2016	$6,867	$403,747	$3,407,430	$(148,373)	$(1,214,114)	$2,455,557	$58,683	$2,514,240
Net income	—	—	—	—	184,907	184,907	3,181	188,088
Common stock issued pursuant to:
Common stock offering, net of issuance costs	—	25,000	186,774	—	—	211,774	—	211,774
Director stock grants	—	121	889	—	—	1,010	—	1,010
Stock based compensation	—	282	(1,168)	—	—	(886)	—	(886)
Spin-off of Parkway, Inc.	—	—	—	—	545	545	—	545
Common stock redemption by unit holders	—	1,203	8,865	—	—	10,068	(10,068)	—
Amortization of stock options and restricted stock, net of forfeitures	—	(3)	1,479	—	—	1,476	—	1,476
Contributions from nonredeemable noncontrolling interest	—	—	—	—	—	—	1,588	1,588
Distributions to nonredeemable noncontrolling interest	—	—	—	—	—	—	(1,364)	(1,364)
Common dividends ($0.24 per share)	—	—	—	—	(99,151)	(99,151)	—	(99,151)
Balance September 30, 2017	$6,867	$430,350	$3,604,269	$(148,373)	$(1,127,813)	$2,765,300	$52,020	$2,817,320

Balance December 31, 2015	$—	$220,256	$1,722,224	$(134,630)	$(124,435)	$1,683,415	$—	$1,683,415
Net income	—	—	—	—	42,218	42,218	—	42,218
Common stock issued pursuant to stock based compensation	—	257	76	—	—	333	—	333
Amortization of stock options and restricted stock, net of forfeitures	—	(14)	1,252	—	—	1,238	—	1,238
Contributions from nonredeemable noncontrolling interests	—	—	—	—	—	—	2,525	2,525
Repurchase of common stock	—	—	—	(13,743)	—	(13,743)	—	(13,743)
Common dividends ($0.24 per share)	—	—	—	—	(50,549)	(50,549)	—	(50,549)
Balance September 30, 2016	$—	$220,499	$1,723,552	$(148,373)	$(132,766)	$1,662,912	$2,525	$1,665,437
See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$188,088	$42,218
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of investment properties	(119,729)	(13,944)
Depreciation and amortization, including discontinued operations	152,546	96,192
Amortization of deferred financing costs and premium/discount on notes payable	(2,543)	1,063
Stock-based compensation expense, net of forfeitures	2,486	1,571
Effect of certain non-cash adjustments to rental revenues	(33,379)	(15,966)
Income from unconsolidated joint ventures	(43,362)	(5,144)
Operating distributions from unconsolidated joint ventures	40,207	5,893
Gain on extinguishment of debt	(2,258)	—
Changes in other operating assets and liabilities:
Change in other receivables and other assets, net	9,707	1,824
Change in operating liabilities	3,150	5,544
Net cash provided by operating activities	194,913	119,251
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from investment property sales	171,316	21,088
Property acquisition, development, and tenant asset expenditures	(229,811)	(122,357)
Purchase of tenant in common interest	(13,382)	—
Collection of notes receivable	5,161	—
Investment in unconsolidated joint ventures	(13,862)	(24,918)
Distributions from unconsolidated joint ventures	40,939	4,150
Change in notes receivable and other assets	(1,348)	(5,699)
Change in restricted cash	15,105	(3,667)
Net cash used in investing activities	(25,882)	(131,403)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facility	589,300	182,800
Repayment of credit facility	(723,300)	(274,800)
Proceeds from issuance of notes payable	350,000	270,000
Repayment of notes payable	(493,774)	(7,239)
Payment of deferred financing costs	(2,048)	(1,604)
Shares withheld for payment of taxes on restricted stock vesting	(701)	—
Common stock issued, net of expenses	211,598	—
Contributions from noncontrolling interests	1,588	2,525
Distributions to nonredeemable noncontrolling interests	(1,364)	—
Repurchase of common stock	—	(13,743)
Common dividends paid	(73,950)	(50,549)
Other	100	—
Net cash provided by (used in) financing activities	(142,551)	107,390
NET INCREASE IN CASH AND CASH EQUIVALENTS	26,480	95,238
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	35,687	2,003
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$62,167	$97,241

Interest paid, net of amounts capitalized	$26,927	$20,792

Significant non-cash transactions:
Transfer from operating properties to real estate assets and other assets held for sale	$—	$203,735
Transfer from operating properties to liabilities of real estate assets held for sale	—	106,135
Transfer from investment in unconsolidated joint ventures to operating properties	68,390	—
Transfer from projects under development to operating properties	58,928	—
Common stock dividends declared	25,201	—
Transfer from investment in unconsolidated joint ventures to projects under development	—	5,880
Transfer from land held to projects under development	—	8,099
Change in accrued property acquisition, development, and tenant asset expenditures	(18,081)	(11,384)
See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
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
Basis of Presentation
The condensed consolidated financial statements are unaudited and were prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, these financial statements reflect all adjustments necessary (which adjustments are of a normal and recurring nature) for the fair presentation of the Company's financial position as of September 30, 2017 and the results of operations for the three and nine months ended September 30, 2017 and 2016. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of results expected for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016. The accounting policies employed are substantially the same as those shown in note 2 to the consolidated financial statements included therein.
For the three and nine months ended September 30, 2017 and 2016, there were no items of other comprehensive income. Therefore, no presentation of comprehensive income is required.
Recently Issued Accounting Standards
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers." Under the new guidance, companies will recognize revenue when the seller satisfies a performance obligation, which would be when the buyer takes control of the good or service. ASU 2015-14, "Revenue from Contracts with Customers," was subsequently issued modifying the effective date to periods beginning after December 15, 2017, with early adoption permitted for periods beginning after December 15, 2016. The standard allows for either "full retrospective" adoption, meaning the standard is applied to all of the periods presented, or "modified retrospective" adoption, meaning the standard is applied only to the most recent period presented in the financial statements. The Company expects to adopt this guidance effective January 1, 2018 and is in the process of analyzing the impact of the adoption of this guidance. Based on the results of this analysis to date, the Company believes that its management, development, and leasing fees from third parties and with its unconsolidated joint ventures, as well as parking revenue, will be impacted by the new standard. The new guidance specifically excludes revenue associated with lease contracts. However, the Company believes that certain non-lease components of revenue from leases may be impacted by the adoption of the new revenue standard beginning January 1, 2019, the effective date of the new leasing standard (see below). This new guidance could result in different amounts of revenue being recognized and could result in revenue being recognized in different reporting periods than under the current guidance; however, the Company expects that the majority of its non-lease revenues will continue to be recognized during the periods in which services are performed. The Company expects to adopt this guidance using the "modified retrospective" method effective January 1, 2018. The Company is still analyzing potential disclosures that will clearly identify the sources of revenue and the periods over which each is recognized.
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
In August 2016, the FASB issued ASU 2016-15, "Classification of Certain Cash Receipts and Cash Payments" ("ASU 2016-15") which updated ASC Topic 230, "Statement of Cash Flows." ASU 2016-15 clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows to reduce diversity in practice with respect to (i) debt prepayment or debt extinguishment costs, (ii) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, (iii) contingent consideration payments made after a business combination, (iv) proceeds from the settlement of insurance claims, (v) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, (vi) distributions received from equity method investees, (vii) beneficial interests in securitization transactions, and (viii) separately identifiable cash flows and application of the predominance principle. ASU 2016-15 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017, with early adoption permitted. The Company expects to adopt this standard in the fourth quarter of 2018 and expects that the adoption of this standard will change the classification of cash flows from its equity method investments.
In November 2016, the FASB issued ASU 2016-18, "Restricted Cash" ("ASU 2016-18") which updated ASC Topic 230, "Statement of Cash Flows." ASU 2016-18 will require companies to include restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This update is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017, with early adoption permitted. The Company expects to adopt this standard in the fourth quarter of 2018, which will result in a change in the presentation of cash and cash equivalents on the statements of cash flows.
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
In May 2017, FASB issued ASU 2017-09, "Scope of Modification Accounting," which amends the scope of modification accounting for share-based payment arrangements and provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. This update is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017, with early adoption permitted. The Company expects to adopt this standard on January 1, 2018. The Company does not believe that the adoption of this standard will have a material impact on its financial statements.
2. REAL ESTATE TRANSACTIONS
On June 15, 2017, the American Cancer Society Center (the “ACS Center”), a 996,000 square foot office building in Atlanta, Georgia that was included in the Company's Atlanta/Office operating segment, was sold for a gross sales price of $166.0 million.

The Company recognized a net gain of $119.8 million on the sale of the ACS Center. The associated debt was repaid on the date of sale.
The Company has decided to sell three properties totaling 1,038,000 square feet in Orlando, Florida, and determined that these properties met the criteria for held for sale in October 2017. The Company expects to sell these assets in the fourth quarter of 2017 or first quarter of 2018.

3. TRANSACTIONS WITH PARKWAY PROPERTIES, INC.
On October 6, 2016, pursuant to the Agreement and Plan of Merger, dated April 28, 2016 (as amended or supplemented from time to time, the “Merger Agreement”), by and among Cousins, Parkway Properties, Inc. ("Parkway"), and subsidiaries of Cousins and Parkway, Parkway merged with and into a wholly-owned subsidiary of the Company (the "Merger"), with this subsidiary continuing as the surviving corporation of the Merger. In accordance with the terms and conditions of the Merger Agreement, each outstanding share of Parkway common stock and each outstanding share of Parkway limited voting stock was converted into 1.63 shares of Cousins common stock or limited voting preferred stock, respectively.
On October 7, 2016, pursuant to the Merger Agreement and the Separation, Distribution and Transition Services Agreement, dated as of October 5, 2016 (the "Separation Agreement"), by and among Cousins, Parkway, Parkway, Inc. ("New Parkway"), and certain other parties thereto, Cousins distributed pro rata to its common and limited voting preferred stockholders, including legacy Parkway common and limited voting stockholders, all of the outstanding shares of common and limited voting stock, respectively, of New Parkway, a newly-formed entity that contained the combined businesses relating to the ownership of real properties in Houston, Texas and certain other businesses of Parkway (the "Spin-Off"). In the Spin-Off, Cousins distributed one share of New Parkway common or limited voting stock for every eight shares of common or limited voting preferred stock of Cousins held of record as of the close of business on October 6, 2016. New Parkway became an independent public company.
As a result of the Spin-Off, the historical results of operations of the Company's properties that were contributed to New Parkway have been presented as discontinued operations in the consolidated statements of operations. The following table includes a summary of discontinued operations of the Company for the three and nine months ended September 30, 2016 (in thousands):

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016

Rental property revenues	$46,046	$133,450
Rental property operating expenses	(19,638)	(56,598)
Other revenues	—	288
Interest expense	(1,956)	(5,896)
Depreciation and amortization	(15,221)	(46,389)
Acquisition and transaction costs	(494)	(494)
Income from discontinued operations	$8,737	$24,361

Cash provided by operating activities	$26,589	$43,601
Cash used in investing activities	$(11,130)	$(29,242)
4. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES
The Company describes its investments in unconsolidated joint ventures in note 6 of notes to consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2016. The following table summarizes balance sheet data of the Company's unconsolidated joint ventures as of September 30, 2017 and December 31, 2016 (in thousands):

	Total Assets		Total Debt		Total Equity		Company’s Investment
SUMMARY OF FINANCIAL POSITION:	2017	2016	2017	2016	2017	2016	2017		2016
Terminus Office Holdings	$268,531	$268,242	$204,390	$207,545	$50,633	$49,476	$26,204		$25,686
EP I LLC	1,517	78,537	—	58,029	1,269	18,962	738		18,551
EP II LLC	392	67,754	—	44,969	296	21,743	130		17,606
Charlotte Gateway Village, LLC	129,109	119,054	—	—	124,012	116,809	15,397		11,796
HICO Victory Center LP	14,294	14,124	—	—	14,290	13,869	9,695		9,506
Carolina Square Holdings LP	102,370	66,922	62,180	23,741	34,080	34,173	18,843		18,325
CL Realty, L.L.C.	8,287	8,047	—	—	8,156	7,899	2,852		3,644
DC Charlotte Plaza LLLP	39,156	17,940	—	—	34,255	17,073	17,475		8,937
Temco Associates, LLC	4,426	4,368	—	—	4,323	4,253	864		829
Wildwood Associates	16,368	16,351	—	—	16,227	16,314	(1,186)	(1)	(1,143)	(1)
Crawford Long - CPI, LLC	28,621	27,523	71,690	72,822	(44,787)	(45,928)	(21,296)	(1)	(21,866)	(1)
111 West Rio Building	—	59,399	—	12,852	—	32,855	—		52,206
Courvoisier Centre JV, LLC	182,262	172,197	106,500	106,500	68,480	69,479	11,719		11,782
HICO Avalon II, LLC	987	—	—	—	532	—	4,366		—
AMCO 120 WT Holdings, LLC	13,286	10,446	—	—	12,678	9,136	939		184
Other	—	—	—	—	—	—	—		345
	$809,606	$930,904	$444,760	$526,458	$324,444	$366,113	$86,740		$156,388
(1) Negative balances are included in deferred income on the balance sheets.
The following table summarizes statement of operations information of the Company's unconsolidated joint ventures for the nine months ended September 30, 2017 and 2016 (in thousands):

	Total Revenues		Net Income (Loss)		Company's Share of Income (Loss)
SUMMARY OF OPERATIONS:	2017	2016	2017	2016	2017	2016
Terminus Office Holdings	$33,503	$31,630	$4,907	$3,874	$2,453	$1,937
EP I LLC	4,094	7,919	44,865	1,417	28,479	1,206
EP II LLC	2,644	3,605	13,023	(1,194)	9,768	(1,043)
Charlotte Gateway Village, LLC	20,125	26,245	7,202	11,077	3,601	1,447
HICO Victory Center LP	320	307	320	300	171	131
Carolina Square Holdings LP	640	—	(100)	—	19	—
CL Realty, L.L.C.	2,899	327	2,657	105	408	70
DC Charlotte Plaza LLLP	2	47	2	45	1	24
Temco Associates, LLC	144	180	70	83	35	122
Wildwood Associates	—	—	(86)	(106)	(43)	(53)
Crawford Long - CPI, LLC	9,017	9,101	2,285	2,005	1,142	1,003
111 West Rio Building	—	—	—	—	(2,592)	—
Courvoisier Centre JV, LLC	12,701	—	(1,000)	—	(80)	—
HICO Avalon II, LLC	—	—	(68)	—	—	—
AMCO 120 WT Holdings, LLC	—	—	(22)	—	—	—
Other	—	—	—	—	—	300
	$86,089	$79,361	$74,055	$17,606	$43,362	$5,144
On May 3, 2017, EP I LLC and EP II LLC sold the properties that they owned for a combined gross sales price of $199.0 million. After repayment of debt, the Company received a distribution of $70.0 million and recognized a gain of $37.9 million, which is recorded in income from unconsolidated joint ventures.

In June 2017, HICO Avalon II, LLC ("Avalon II"), a joint venture between the Company and Hines Avalon II Investor, LLC ("Hines II") was formed for the purpose of acquiring and potentially developing an office building in Alpharetta, Georgia. Pursuant to the joint venture agreement, all predevelopment expenditures are funded 75% by Cousins and 25% by Hines II. The Company has accounted for its investment in Avalon II using the equity method as the Company does not currently control the activities of the venture. If Avalon II commences construction, subsequent development expenditures will be funded 90% by Cousins and 10% by Hines II. Additionally, Cousins will have control over the operational aspects of the venture, and the Company expects to consolidate the venture at that time.

5. INTANGIBLE ASSETS
Intangible assets on the balance sheets as of September 30, 2017 and December 31, 2016 included the following (in thousands):

	September 30, 2017	December 31, 2016
In-place leases, net of accumulated amortization of $85,806 and $46,899 in 2017 and 2016, respectively	$158,395	$185,251
Above-market tenant leases, net of accumulated amortization of $12,981 and $6,515 in 2017 and 2016, respectively	33,580	40,260
Below-market ground lease, net of accumulated amortization of $276 and $69 in 2017 and 2016, respectively	18,137	18,344
Goodwill	1,674	1,674
	$211,786	$245,529

The following is a summary of goodwill activity for the nine months ended September 30, 2017 and 2016 (in thousands):

	Nine Months Ended September 30,
	2017	2016
Beginning balance	$1,674	$3,647
Allocated to property sales	—	(21)
Ending balance	$1,674	$3,626
6. OTHER ASSETS
Other assets on the balance sheets as of September 30, 2017 and December 31, 2016 included the following (in thousands):

	September 30, 2017	December 31, 2016
Furniture, fixtures and equipment, leasehold improvements, and other deferred costs, net of accumulated depreciation of $24,008 and $23,135 in 2017 and 2016, respectively	$14,849	$15,773
Lease inducements, net of accumulated amortization of $892 and $1,278 in 2017 and 2016, respectively	2,049	2,517
Prepaid expenses and other assets	9,764	8,432
Line of credit deferred financing costs, net of accumulated amortization of $2,905 and $2,264 in 2017 and 2016, respectively	1,428	2,182
Predevelopment costs and earnest money	80	179
	$28,170	$29,083
7. NOTES PAYABLE
The following table details the terms and amounts of the Company’s outstanding notes payable at September 30, 2017 and December 31, 2016 ($ in thousands):

Description	Interest Rate	Maturity	September 30, 2017	December 31, 2016
Term Loan, Unsecured	2.43%	2021	$250,000	$250,000
Senior Notes, Unsecured	3.91%	2025	250,000	—
Fifth Third Center	3.37%	2026	147,306	149,516
Colorado Tower	3.45%	2026	120,000	120,000
Promenade	4.27%	2022	103,113	105,342
Senior Notes, Unsecured	4.09%	2027	100,000	—
816 Congress	3.75%	2024	83,702	84,872
Meridian Mark Plaza	6.00%	2020	24,162	24,522
The Pointe	4.01%	2019	22,620	22,945
Credit Facility, Unsecured	2.33%	2019	—	134,000
3344 Peachtree	4.75%	2017	—	78,971
One Eleven Congress	6.08%	2017	—	128,000
The ACS Center	6.45%	2017	—	127,508
San Jacinto Center	6.05%	2017	—	101,000
Two Buckhead Plaza	6.43%	2017	—	52,000
			1,100,903	1,378,676
Unamortized premium, net			270	6,792
Unamortized loan costs			(5,996)	(4,548)
Total Notes Payable			$1,095,177	$1,380,920

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
At September 30, 2017, the Credit Facility's spread over LIBOR was 1.1%. The amount that the Company may draw under the Credit Facility is a defined calculation based on the Company's unencumbered assets and other factors. The total available borrowing capacity under the Credit Facility was $499 million at September 30, 2017.
Term Loan
The Company has a $250 million senior unsecured term loan (the "Term Loan") that matures on December 2, 2021. The Term Loan contains financial covenants consistent with those of the Credit Facility. The interest rate applicable to the Term Loan varies according to the Company’s leverage ratio, and may, at the election of the Company, be determined based on either (1) the current London Interbank Offered Rate ("LIBOR") plus a spread of between 1.20% and 1.70%, based on leverage or (2) the greater of Bank of America's prime rate, the federal funds rate plus 0.50% or the one-month LIBOR plus 1.0% (the “Base Rate”), plus a spread of between 0.00% and 0.75%, based on leverage. At September 30, 2017, the Term Loan's spread over LIBOR was 1.2%.
Unsecured Senior Notes
In April 2017, the Company closed a $350 million private placement of senior unsecured notes, which were funded in two tranches. The first tranche of $100 million was funded in April 2017, has a 10-year maturity, and has a fixed annual interest rate of 4.09%. The second tranche of $250 million was funded in July 2017, has an 8-year maturity, and has a fixed annual interest rate of 3.91%.

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
Fair Value
At September 30, 2017 and December 31, 2016, the aggregate estimated fair values of the Company's notes payable were $1.1 billion and $1.4 billion, respectively, calculated by discounting the debt's remaining contractual cash flows at estimated rates at which similar loans could have been obtained at those respective dates. The estimate of the current market rate, which is the most significant input in the discounted cash flow calculation, is intended to replicate debt of similar maturity and loan-to-value relationship. These fair value calculations are considered to be Level 2 under the guidelines as set forth in ASC 820, "Fair Value Measurement," as the Company utilizes market rates for similar type loans from third-party brokers.
Other Information
For the three and nine months ended September 30, 2017 and 2016, interest expense was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Total interest incurred	$10,288	$8,939	$32,360	$25,446
Less interest - discontinued operations	—	(1,956)	—	(5,896)
Interest capitalized	(2,701)	(1,229)	(6,509)	(2,988)
Total interest expense	$7,587	$5,754	$25,851	$16,562
In April 2017, the Company repaid in full, without penalty, the $128.0 million One Eleven Congress mortgage note and the $101.0 million San Jacinto Center mortgage note. In May 2017, the Company repaid in full, without penalty, the $52.0 million Two Buckhead Plaza mortgage note. In July 2017, the Company repaid in full, without penalty, the $77.9 million 3344 Peachtree mortgage note. In connection with these repayments, the Company recorded gains on extinguishment of debt of $2.3 million, which represented the unamortized premium recorded on the notes at the time of the Merger.
In June 2017, the Company sold the ACS Center. A portion of the proceeds from the sale were used to repay the $127.0 million mortgage note on the associated property, and the Company recorded a loss on extinguishment of debt of $376,000, which represented the remaining unamortized loan costs and other costs associated with repaying the debt.
8. COMMITMENTS AND CONTINGENCIES

Commitments
At September 30, 2017, the Company had outstanding letters of credit and performance bonds totaling $3.7 million. As a lessor, the Company had $188.3 million in future obligations under leases to fund tenant improvements and other future construction obligations at September 30, 2017. As a lessee, the Company had future obligations under ground and other operating leases of $209.5 million at September 30, 2017.
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

9.    STOCKHOLDERS' EQUITY
On September 19, 2017, the Company declared a cash dividend of $0.06 per common share, which was paid October 12, 2017 to shareholders of record on October 2, 2017.
During the nine months ended September 30, 2017, certain holders of CPLP units redeemed 1,203,286 units in exchange for shares of the Company's common stock. The aggregate value at the time of these transactions was $10.1 million based upon the value of the Company's common stock at the time of the transactions.
10. STOCK-BASED COMPENSATION
The Company has several types of stock-based compensation - stock options, restricted stock, and restricted stock units (“RSUs”) - which are described in note 13 of notes to consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2016. The expense related to a portion of the stock-based compensation awards is fixed. The expense related to other stock-based compensation awards fluctuates from period to period dependent, in part, on the Company's stock price and stock performance relative to its peers. The Company recorded stock-based compensation expense, net of forfeitures, of $3.3 million and $141,000 for the three months ended September 30, 2017 and 2016, respectively, and $7.9 million and $4.8 million for the nine months ended September 30, 2017 and 2016, respectively.
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
During the nine months ended September 30, 2017, the Company issued 120,878 shares of common stock at fair value to members of its board of directors in lieu of fees, and recorded $1.0 million in general and administrative expense in the nine months ended September 30, 2017 related to the issuances.

11. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Earnings per Common Share - basic:
Numerator:
Income from continuing operations	$12,285	$2,920	$188,088	$17,857
Net income attributable to noncontrolling interests in CPLP from continuing operations	(213)	—	(3,170)	—
Net income attributable to other noncontrolling interests	(5)	—	(11)	—
Income from continuing operations available for common stockholders	12,067	2,920	184,907	17,857
Income from discontinued operations	—	8,737	—	24,361
Net income available for common stockholders	$12,067	$11,657	$184,907	$42,218

Denominator:
Weighted average common shares - basic	419,998	210,170	414,123	210,400
Earnings per common share - basic:
Income from continuing operations available for common stockholders	$0.03	$0.01	$0.45	$0.08
Income from discontinued operations available for common stockholders	—	0.05	—	0.12
Earnings per common share - basic	$0.03	$0.06	$0.45	$0.20

Earnings per common share - diluted:
Numerator:
Income from continuing operations	$12,285	$2,920	$188,088	$17,857
Net income attributable to other noncontrolling interests from continuing operations	(5)	—	(11)	—
Income from continuing operations available for common stockholders before net income attributable to noncontrolling interests in CPLP	12,280	2,920	188,077	17,857
Income from discontinued operations available for common stockholders	—	8,737	—	24,361
Net income available for common stockholders before net income attributable to noncontrolling interests in CPLP	$12,280	$11,657	$188,077	$42,218

Denominator:
Weighted average common shares - basic	419,998	210,170	414,123	210,400
Add:
Potential dilutive common shares - stock options	328	156	320	128
Weighted average units of CPLP convertible into common shares	6,974	—	7,511	—
Weighted average common shares - diluted	427,300	210,326	421,954	210,528
Earnings per common share - diluted:
Income from continuing operations available for common stockholders before net income attributable to noncontrolling interests in CPLP	$0.03	$0.01	$0.45	$0.08
Income from discontinued operations available for common stockholders	—	0.05	—	0.12
Earnings per common share - diluted	$0.03	$0.06	$0.45	$0.20

Weighted average anti-dilutive stock options outstanding	731	1,103	740	1,110

12. REPORTABLE SEGMENTS
The Company's segments are based on the Company's method of internal reporting which classifies operations by property type and geographical area. The segments by property type are: Office and Mixed-Use. The segments by geographical region are: Atlanta, Austin, Charlotte, Orlando, Phoenix, Tampa, and Other. In conjunction with the Merger and Spin-Off completed in the fourth quarter of 2016, the Company added the Orlando, Phoenix, and Tampa segments, and removed the Houston segment. These reportable segments represent an aggregation of operating segments reported to the Chief Operating Decision Maker based on similar economic characteristics that include the type of property and the geographical location. Each segment includes both consolidated operations and the Company's share of unconsolidated joint venture operations.
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
Segment net income, amount of capital expenditures, and total assets are not presented in the following tables because management does not utilize these measures when analyzing its segments or when making resource allocation decisions. Information on the Company's segments along with a reconciliation of NOI to net income for the three and nine months ended September 30, 2017 and 2016 are as follows (in thousands):

Three Months Ended September 30, 2017	Office	Mixed-Use	Total
Net Operating Income:
Atlanta	$25,247	$—	$25,247
Austin	15,074	—	15,074
Charlotte	15,489	—	15,489
Orlando	3,356	—	3,356
Tampa	7,412	—	7,412
Phoenix	8,667	—	8,667
Other	525	45	570
Total Net Operating Income	$75,770	$45	$75,815

Three Months Ended September 30, 2016	Office	Mixed-Use	Total
Net Operating Income:
Houston	$26,408	$—	$26,408
Atlanta	22,593	1,753	24,346
Austin	6,023	—	6,023
Charlotte	4,905	—	4,905
Other	(61)	—	(61)
Total Net Operating Income	$59,868	$1,753	$61,621

Nine Months Ended September 30, 2017	Office	Mixed-Use	Total
Net Operating Income:
Atlanta	$84,437	$3,125	$87,562
Austin	44,113	—	44,113
Charlotte	46,117	—	46,117
Orlando	10,464	—	10,464
Tampa	21,700	—	21,700
Phoenix	24,722	—	24,722
Other	1,374	45	1,419
Total Net Operating Income	$232,927	$3,170	$236,097

Nine Months Ended September 30, 2016	Office	Mixed-Use	Total
Net Operating Income:
Houston	$76,851	$—	$76,851
Atlanta	66,763	5,101	71,864
Austin	16,978	—	16,978
Charlotte	14,485	—	14,485
Other	(36)	—	(36)
Total Net Operating Income	$175,041	$5,101	$180,142
The following reconciles Net Operating Income to Net Income for each of the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net Operating Income	$75,815	$61,621	$236,097	$180,142
Net operating income from unconsolidated joint ventures	(6,934)	(6,760)	(23,719)	(20,359)
Net operating income from discontinued operations	—	(26,408)	—	(76,852)
Fee income	2,597	1,945	6,387	5,968
Other income	993	153	9,593	570
Reimbursed expenses	(895)	(795)	(2,667)	(2,463)
General and administrative expenses	(7,193)	(4,368)	(21,993)	(17,301)
Interest expense	(7,587)	(5,754)	(25,851)	(16,562)
Depreciation and amortization	(47,622)	(16,622)	(152,546)	(49,804)
Acquisition and transaction costs	677	(1,446)	(1,499)	(3,889)
Gain on extinguishment of debt	429	—	2,258	—
Other expenses	(423)	(173)	(1,063)	(681)
Income from unconsolidated joint ventures	2,461	1,527	43,362	5,144
Gain (loss) on sale of investment properties	(33)	—	119,729	13,944
Income from discontinued operations	—	8,737	—	24,361
Net Income	$12,285	$11,657	$188,088	$42,218
Revenues by reportable segment, including a reconciliation to total rental property revenues on the condensed consolidated statements of operations, for three and nine months ended September 30, 2017 and 2016 are as follows (in thousands):

Three Months Ended September 30, 2017	Office	Mixed-Use	Total
Revenues:
Atlanta	$41,507	$—	$41,507
Austin	25,385	—	25,385
Charlotte	23,153	143	23,296
Orlando	6,408	—	6,408
Tampa	11,815	—	11,815
Phoenix	11,692	—	11,692
Other	915	—	915
Total segment revenues	120,875	143	121,018
Less Company's share of rental property revenues from unconsolidated joint ventures	(11,306)	(143)	(11,449)
Total rental property revenues	$109,569	$—	$109,569

Three Months Ended September 30, 2016	Office	Mixed-Use	Total
Revenues:
Houston	$46,046	$—	$46,046
Atlanta	36,693	3,197	39,890
Austin	10,469	—	10,469
Charlotte	6,799	—	6,799
Other	(57)	—	(57)
Total segment revenues	99,950	3,197	103,147
Less discontinued operations	(46,046)	—	(46,046)
Less Company's share of rental property revenues from unconsolidated joint ventures	(7,329)	(3,197)	(10,526)
Total rental property revenues	$46,575	$—	$46,575

Nine Months Ended September 30, 2017	Office	Mixed-Use	Total
Revenues
Atlanta	$135,319	$5,049	$140,368
Austin	75,348	—	75,348
Charlotte	68,495	143	68,638
Orlando	19,380	—	19,380
Tampa	34,913	—	34,913
Phoenix	33,689	—	33,689
Other	2,492	—	2,492
Total segment revenues	$369,636	$5,192	$374,828
Less Company's share of rental property revenues from unconsolidated joint ventures	(33,543)	(5,192)	(38,735)
Total rental property revenues	$336,093	$—	$336,093

Nine Months Ended September 30, 2016	Office	Mixed-Use	Total
Revenues:
Houston	$133,450	$—	$133,450
Atlanta	110,915	9,200	120,115
Austin	29,825	—	29,825
Charlotte	19,533	—	19,533
Other	(54)	—	(54)
Total segment revenues	293,669	9,200	302,869
Less discontinued operations	(133,450)	—	(133,450)
Less Company's share of rental property revenues from unconsolidated joint ventures	(21,837)	(9,200)	(31,037)
Total rental property revenues	$138,382	$—	$138,382

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview:
Cousins Properties Incorporated ("Cousins") (and collectively, with its subsidiaries, the "Company," "we," "our," or "us") is a self-administered and self-managed real estate investment trust, or REIT. Our core focus is on the acquisition, development, leasing, management, and ownership of Class-A office and mixed-use properties in Sunbelt markets with a focus on Arizona, Florida, Georgia, North Carolina, and Texas. As of September 30, 2017, our portfolio of real estate assets consisted of interests in 32 operating properties (31 office and one mixed use) containing 15.9 million square feet of space and four projects (three office and one mixed-use) under active development. We have a comprehensive strategy in place based on a simple platform, trophy assets, and opportunistic investments. This streamlined strategy enables us to maintain a targeted, asset-specific approach to investing where we seek to leverage our development skills, relationships, market knowledge, and operational expertise. We intend to generate returns and create value for stockholders through the continued lease-up of our portfolio, through the execution of our development pipeline, and through opportunistic investments in office and mixed-use projects within our core markets.
We leased or renewed 334,905 square feet of office space during the third quarter of 2017. The weighted average net effective rent of these leases, representing base rent less operating expense reimbursements and leasing costs, was $20.73 per square foot. For those leases that were previously occupied within the past year, net effective rent increased 16.9%. Same property net operating income (defined below) for consolidated properties and our share of unconsolidated properties increased by 1.3% between the three months ended September 30, 2017 and 2016.
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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Rental Property Revenues
Same Property	$35,691	$33,404	$2,287	6.8%	$106,918	$100,608	$6,310	6.3%
Non-Same Property	73,878	13,171	60,707	460.9%	229,175	37,774	191,401	506.7%
Total Rental Property Revenues	$109,569	$46,575	$62,994	135.3%	$336,093	$138,382	$197,711	142.9%

Rental Property Operating Expenses
Same Property	$13,486	$11,494	$1,992	17.3%	$39,449	$36,194	$3,255	9.0%
Non-Same Property	27,202	6,628	20,574	310.4%	84,266	19,257	65,009	337.6%
Total Rental Property Operating Expenses	$40,688	$18,122	$22,566	124.5%	$123,715	$55,451	$68,264	123.1%

Net Operating Income
Same Property NOI	$22,205	$21,910	$295	1.3%	$67,469	$64,414	$3,055	4.7%
Non-Same Property NOI	46,676	6,543	40,133	613.4%	144,909	18,517	126,392	682.6%
Total NOI	$68,881	$28,453	$40,428	142.1%	$212,378	$82,931	$129,447	156.1%
Same property NOI increased $295,000 (1.3%) and $3.1 million (4.7%) between the three months ended and nine months ended 2017 and 2016, respectively. The increases were primarily due to increased occupancy rates at Fifth Third Center and 816 Congress, offset by operating expense increases in real estate taxes, repairs and maintenance, and parking between the periods.

Non-same property revenues and expenses increased between the three and nine month periods primarily from properties acquired in the Merger, offset by the sales of the ACS Center in the first quarter 2017 and 191 Peachtree in the fourth quarter 2016.
Other Income
Other income increased $840,000 and $9.0 million between the the three and nine month periods, respectively. These increases are primarily driven by lease termination fees at 3350 Peachtree, Nascar Plaza, Hayden Ferry, Fifth Third Center, and Northpark.
General and Administrative Expenses
General and administrative expenses increased $2.8 million (65%) between the three month periods, and increased $4.7 million (27%) between the nine month periods. These increases are primarily driven by long-term compensation expense increases as a result of fluctuations in our common stock price relative to our office peers included in the SNL US Office REIT Index.
Interest Expense
Interest expense, net of amounts capitalized, increased $1.8 million (32%) between the three month periods, and increased $9.3 million (56%) between the nine month periods due to an increase in the average debt outstanding between the periods, offset by an increase in capitalized interest from increased development projects.
Depreciation and Amortization
Depreciation and amortization increased $31.0 million (186%) between the three month periods, and increased $102.7 million (206%) between the nine month periods primarily from properties acquired in the Merger, offset by decreases from the sales of 191 Peachtree in the fourth quarter 2016 the ACS Center in the second quarter 2017.
Acquisition and Transaction Costs
Acquisition and transaction costs decreased $2.1 million (147%) in the three month periods, and decreased $2.4 million (61%) between the nine month periods. Amounts in all periods represent costs associated with the Merger, and the amount recorded in the three months ended September 30, 2017 represents a true-up of Merger-related accruals. The Company does not believe it will incur significant additional Merger costs.
Income from Unconsolidated Joint Ventures
Income from unconsolidated joint ventures consisted of the Company's share of the following (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	$ Change	2017	2016	$ Change
Net operating income	$6,934	$6,760	$174	$23,719	$20,359	$3,360
Other income, net	165	72	93	1,868	614	1,254
Depreciation and amortization	(2,862)	(3,267)	405	(10,535)	(9,758)	(777)
Interest expense	(1,776)	(2,038)	262	(6,022)	(6,071)	49
Net gain on sale of investment property	—	—	—	34,332	—	34,332
Income from unconsolidated joint ventures	$2,461	$1,527	$934	$43,362	$5,144	$38,218
Net operating income from unconsolidated joint ventures increased $3.4 million (16.5%) between the nine month periods primarily due to a change in the partnership structure at Gateway Village whereby we began receiving 50% of cash flows versus a preferred return, effective December 1, 2016, and the addition of Courvoisier Centre which was acquired in the Merger. These increases were offset by the sale of properties owned by EPI, LLC and EPII, LLC ("Emory Point I and II") in the second quarter 2017. Other income increased $1.3 million between the nine month periods primarily as a result of lease termination fees recognized at the Terminus 200 and 111 West Rio buildings and as a result of the sale of mineral rights at CL Realty. The decrease in depreciation and amortization between the three month periods results from the Emory Point I and II sales, offset by increases resulting from the Gateway Village revised structure and the addition of Courvoisier Centre. Depreciation and amortization increased $777,000 between the nine month periods from the Gateway Village revised structure and the addition of Courvoisier. The gain on sale of depreciated property of $34.3 million resulted from the sale of Emory Point I and II in the second quarter 2017, less a $3.5 million loss on the purchase of the remaining 25.4% interest in the 111 West Rio building and the related consolidation of the building immediately following the purchase.
Gain (Loss) on Sale of Investment Properties

The gain on the sale of investment properties in the nine months ended September 30, 2017 relates primarily to the sale of the American Cancer Society Center (the “ACS Center”). The gain on sale of investment properties in the nine months ended September 30, 2016 relates to the sale of 100 North Point Center East.
Discontinued Operations
Discontinued operations in 2016 contains the operations of Post Oak Central and Greenway Plaza (the "Houston Properties"), the properties that were included in the Spin-Off. Because we decided to exit the Houston market in connection with the Parkway Transactions, the Spin-Off represented a strategic shift that had a significant impact on our operations. As such, the Spin-Off of these properties qualified for discontinued operations treatment. Accordingly, the operations of the Houston Properties have been reclassified into discontinued operations for the three and nine months ended September 30, 2016.
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
FFO is used by industry analysts and investors as a supplemental measure of a REIT’s operating performance. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry investors and analysts have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. Thus, NAREIT created FFO as a supplemental measure of REIT operating performance that excludes historical cost depreciation, among other items, from GAAP net income. The use of FFO, combined with the required primary GAAP presentations, has been fundamentally beneficial, improving the understanding of operating results of REITs among the investing public and making comparisons of REIT operating results more meaningful. Company management evaluates operating performance in part based on FFO. Additionally, we use FFO, along with other measures, to assess performance in connection with evaluating and granting incentive compensation to its officers and other key employees. The reconciliation of net income to FFO is as follows for the three and nine months ended September 30, 2017 and 2016 (in thousands, except per share information):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net Income Available to Common Stockholders	$12,067	$11,657	$184,907	$42,218
Depreciation and amortization of real estate assets:
Consolidated properties	47,161	16,293	151,169	48,763
Share of unconsolidated joint ventures	2,862	3,268	10,535	9,758
Discontinued Operations	—	15,221	—	46,389
Partners' share of real estate depreciation	(4)	—	(4)	—
(Gain) loss on sale of depreciated properties:
Consolidated properties	36	—	(119,713)	(13,944)
Share of unconsolidated joint ventures	—	—	(34,332)	—
Non-controlling Interests related to unit holders	212	—	3,169	—
Funds From Operations	$62,334	$46,439	$195,731	$133,184
Per Common Share — Diluted:
Net Income Available Available to Common Shareholders	$0.03	$0.06	$0.45	$0.20
Funds from Operations	$0.15	$0.22	$0.46	$0.63
Weighted Average Shares — Diluted	427,300	210,326	421,954	210,528

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

The following table reconciles NOI for consolidated properties to Net Income each of the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net Income	$12,285	$11,657	$188,088	$42,218
Fee income	(2,597)	(1,945)	(6,387)	(5,968)
Other income	(993)	(153)	(9,593)	(570)
Reimbursed expenses	895	795	2,667	2,463
General and administrative expenses	7,193	4,368	21,993	17,301
Interest expense	7,587	5,754	25,851	16,562
Depreciation and amortization	47,622	16,622	152,546	49,804
Acquisition and transaction costs	(677)	1,446	1,499	3,889
Other expenses	423	173	1,063	681
Income from unconsolidated joint ventures	(2,461)	(1,527)	(43,362)	(5,144)
Gain (loss) on sale of investment properties	33	—	(119,729)	(13,944)
Gain on extinguishment of debt	(429)	—	(2,258)	—
Income from discontinued operations	—	(8,737)	—	(24,361)
Net Operating Income	$68,881	$28,453	$212,378	$82,931

Liquidity and Capital Resources
Our primary short-term and long-term liquidity needs include the following:

•	property and land acquisitions;

•	expenditures on development projects;

•	building improvements, tenant improvements, and leasing costs;

•	principal and interest payments on indebtedness; and

•	operating partnership distributions and common stock dividends.
We may satisfy these needs with one or more of the following:

•	net cash from operations;

•	proceeds from the sale of assets;

•	borrowings under our Credit Facility;

•	proceeds from mortgage notes payable;

•	proceeds from construction loans;

•	proceeds from unsecured loans;

•	proceeds from offerings of debt or equity securities; and

•	joint venture formations.
As of September 30, 2017, we had no amounts drawn under our Credit Facility and $1.0 million drawn under our letters of credit, with the ability to borrow an additional $499.0 million under our Credit Facility.
In April 2017, we closed a $350 million private placement of senior unsecured notes, which were funded in two tranches. The first tranche of $100 million was funded in April 2017, has a 10-year maturity, and has a fixed annual interest rate of 4.09%. The second tranche of $250 million was funded in July 2017, has an 8-year maturity, and has a fixed annual interest rate of 3.91%. We used the proceeds from the private placement to repay mortgages scheduled to mature during 2017.
In April 2017, we repaid in full, without penalty, the $128.0 million One Eleven Congress mortgage note and the $101.0 million San Jacinto Center mortgage note. In May 2017, we repaid in full, without penalty, the $52.0 million Two Buckhead Plaza mortgage note. In July 2017, we repaid in full, without penalty, the $77.9 million 3344 Peachtree mortgage note. We used the proceeds from the sales of the ACS Center, Emory Point I, and Emory Point II to repay the associated mortgages.
Contractual Obligations and Commitments
The following table sets forth information as of September 30, 2017 with respect to our outstanding contractual obligations and commitments (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 years
Contractual Obligations:
Company debt:
Term Loan	$250,000	$—	$—	$250,000	$—
Unsecured Senior Notes	350,000	—	—	—	350,000
Unsecured Credit Facility	—	—	—	—	—
Mortgage notes payable	500,903	8,688	66,925	22,730	402,560
Interest commitments (1)	274,381	40,243	78,207	68,437	87,494
Ground leases	208,030	2,321	4,642	4,713	196,354
Other operating leases	1,429	515	696	218	—
Total contractual obligations	$1,584,743	$51,767	$150,470	$346,098	$1,036,408
Commitments:
Unfunded tenant improvements and construction obligations	$188,339	$171,731	$16,608	$—	$—
Letters of credit	1,000	1,000	—	—	—
Performance bonds	2,747	314	1,650	—	783
Total commitments	$192,086	$173,045	$18,258	$—	$783

(1)	Interest on variable rate obligations is based on rates effective as of September 30, 2017.

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
Cash Flows Summary
We report and analyze our cash flows based on operating activities, investing activities, and financing activities. The following table sets forth the changes in cash flows (in thousands):

	Nine Months Ended September 30,
	2017	2016	Change
Net cash provided by operating activities	$194,913	$119,251	$75,662
Net cash used in investing activities	(25,882)	(131,403)	105,521
Net cash provided by (used in) financing activities	(142,551)	107,390	(249,941)
The reasons for significant increases and decreases in cash flows between the periods are as follows:
Cash Flows from Operating Activities. Cash flows from operating activities increased $75.7 million between the 2017 and 2016 nine month periods primarily due to an increase in cash generated from property operations as a result of the Merger and an increase in operating distributions from joint ventures, offset by an increase in cash interest paid between the periods.
Cash Flows from Investing Activities. Cash flows from investing activities increased $105.5 million between the 2017 and 2016 nine month periods primarily due to proceeds from the ACS Center sale, offset by an increase in property acquisition, development, and tenant asset expenditures. These increases were also impacted by larger contributions to and increased distributions from unconsolidated joint ventures which are primarily related to the sale of Emory Point I and II.
Cash Flows from Financing Activities. Cash flows from financing activities decreased $249.9 million between the 2017 and 2016 nine month periods, primarily due to the repayment of mortgage notes payable and an increase in payments under the credit facility, offset by the proceeds from the common stock equity offering and increase in notes payable between the periods.
Capital Expenditures. We incur costs related to our real estate assets that include acquisition of properties, development of new properties, redevelopment of existing or newly purchased properties, leasing costs for new or replacement tenants, and ongoing property repairs and maintenance.
Capital expenditures for assets we develop or acquire and then hold and operate are included in the property acquisition, development, and tenant asset expenditures line item within investing activities on the condensed consolidated statements of cash flows. Amounts accrued are removed from the table below (accrued capital adjustment) to show the components of these costs on a cash basis. Components of costs included in this line item for the nine months ended September 30, 2017 and 2016 are as follows (in thousands):

	Nine Months Ended September 30,
	2017	2016
Development	$144,116	$69,899
Operating — leasing costs	53,809	53,425
Operating — building improvements	38,097	2,063
Capitalized interest	6,509	2,988
Capitalized personnel costs	5,361	5,366
Change in accrued capital expenditures	(18,081)	(11,384)
Total property acquisition and development expenditures	$229,811	$122,357
Capital expenditures, including capitalized interest, increased due to an increase in the number of development projects between the periods and an increase in building improvement projects. Tenant improvements and leasing costs, as well as related capitalized personnel costs, are a function of the number and size of newly executed leases or renewals of existing leases. The amounts of tenant improvement and leasing costs for our office portfolio on a per square foot basis were as follows:

	Nine Months Ended September 30,
	2017	2016
New leases	$6.98	$7.13
Renewal leases	$4.21	$4.07
Expansion leases	$6.36	$6.48
The amounts of tenant improvement and leasing costs on a per square foot basis vary by lease and by market. Given the level of expected leasing and renewal activity, management expects tenant improvements and leasing costs per square foot in future periods to remain consistent with those experienced in the first nine months of 2017.
Dividends. We paid common dividends of $74.0 million and $50.5 million in the 2017 and 2016 nine month periods, respectively. We funded the common dividends with cash provided by operating activities. We expect to fund our future quarterly common dividends with cash provided by operating activities, proceeds from investment property sales, distributions from unconsolidated joint ventures, and indebtedness, if necessary.
On a quarterly basis, we review the amount of the common dividend in light of current and projected future cash flows from the sources noted above and also consider the requirements needed to maintain our REIT status. In addition, we have certain covenants under credit agreements which could limit the amount of common dividends paid. In general, common dividends of any amount can be paid as long as leverage, as defined in our credit agreements, is less than 60% and we are not in default. Certain conditions also apply in which we can still pay common dividends if leverage is above that amount. We routinely monitor the status of our common dividend payments in light of the covenants of our credit agreements.
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
Debt. At September 30, 2017, our unconsolidated joint ventures had aggregate outstanding indebtedness to third parties of $444.8 million. These loans are generally mortgage or construction loans, most of which are non-recourse to us except as described in the paragraph below. In addition, in certain instances, we provide “non-recourse carve-out guarantees” on these non-recourse loans. Certain of these loans have variable interest rates, which creates exposure to the ventures in the form of market risk from interest rate changes.
We guarantee 12.5% of the loan amount related to the Carolina Square construction loan, which has a lending capacity of $79.8 million, and an outstanding balance of $62.2 million as of September 30, 2017. At September 30, 2017, we guaranteed $7.8 million of the amount outstanding.
Critical Accounting Policies
There have been no material changes in the critical accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
Our primary exposure to market risk results from our debt, which bears interest at both fixed and variable rates. We attempt to mitigate this risk by limiting our debt exposure in total and our maturities in any one year and weighting more towards fixed-rate debt in our portfolio. The fixed rate debt obligations limit the risk of fluctuating interest rates, and generally are mortgage loans secured by certain of our real estate assets and senior unsecured loans. At September 30, 2017 we had $850.9 million of fixed rate debt outstanding at a weighted average interest rate of 3.86%. At December 31, 2016, we had $994.7 million of fixed rate debt outstanding at a weighted average interest rate of 4.87%. The amount of fixed-rate debt outstanding decreased and the weighted average interest rate decreased from December 31, 2016 to September 30, 2017 as a result of repayment of mortgage notes payable, repayments on our credit facility and the issuance of senior unsecured notes at lower rates. See note 7 of the notes to condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding 2017 debt activity.
At September 30, 2017, we had $250.0 million of variable rate debt outstanding, which consisted of a $250.0 million term loan with an interest rate of 2.43%. At December 31, 2016, we had $384.0 million of variable rate debt outstanding, which consisted of the Credit Facility with an outstanding balance of $134.0 million at a weighted average interest rate of 1.87% and a $250.0 million term loan with a weighted average interest rate of 1.97%. Based on our average variable rate debt balances in the nine months ended September 30, 2017, interest incurred would have increased by $2.5 million in the nine months ended September 30, 2017 if these interest rates had been 1% higher.
The following table summarizes our market risk associated with notes payable as of September 30, 2017. It includes the principal maturing, an estimate of the weighted average interest rates on those expected principal maturity dates and the fair values of the Company’s fixed and variable rate notes payable. Fair value was calculated by discounting future principal payments at estimated rates at which similar loans could have been obtained at September 30, 2017. The information presented below should be read in conjunction with note 7 of the notes to condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. Notes receivable at September 30, 2017 were not material, and the table does not include information related to notes receivable.

	Twelve Months Ended September 30,
($ in thousands)	2018	2019	2020	2021	2022	Thereafter	Total	Estimated Fair Value
Notes Payable:
Fixed Rate	$8,688	$33,062	$33,863	$11,154	$11,576	$752,560	$850,903	$855,103
Average Interest Rate	3.95%	3.95%	5.28%	3.73%	3.73%	3.80%	3.86%
Variable Rate	$—	$—	$—	$—	$250,000	$—	$250,000	$250,000
Average Interest Rate (1)	—	—	—%	—%	2.43%	—	2.43%
(1) Interest rates on variable rate notes payable are equal to the variable rates in effect on September 30, 2017.

Item 4.    Controls and Procedures.
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives.
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
Item 1A. Risk Factors

Risk factors that affect our business and financial results are discussed in Part I, "Item 1A. Risk Factors," of our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes in our risk factors from those previously disclosed in our Annual Report. You should carefully consider the risks described in our Annual Report, which could materially affect our business, financial condition or future results. The risks described in our Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
We did not make any sales of unregistered securities during the third quarter of 2017.
We purchased the following common shares during the third quarter of 2017:

	Total Number of Shares Purchased*	Average Price Paid per Share*
July 1 - 31	274,852	$8.84
August 1 - 31	—	—
September 1 - 30	220,389	9.35
	495,241	$9.07
*Activity for the third quarter of 2017 related to the remittances of shares for stock option exercises. For information on our equity compensation plans, see note 13 of our Annual Report on Form 10-K, and note 10 to the unaudited condensed consolidated financial statements set forth in this Form 10-Q.

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

COUSINS PROPERTIES INCORPORATED
/s/ Gregg D. Adzema
Gregg D. Adzema
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)
Date: October 25, 2017