Form 10-K
period 2017-12-31
COUSINS PROPERTIES INC
filed 2018-02-07
CIK 25232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-11312
___________________________________________________
COUSINS PROPERTIES INCORPORATED
(Exact name of registrant as specified in its charter)

Georgia	58-0869052
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3344 Peachtree Road NE, Suite 1800, Atlanta, Georgia	30326-4802
(Address of principal executive offices)	(Zip Code)

(404) 407-1000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of Exchange on which registered
Common Stock ($1 par value)	New York Stock Exchange

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2017, the aggregate market value of the common stock of Cousins Properties Incorporated held by non-affiliates was $3,615,199,650 based on the closing sales price as reported on the New York Stock Exchange. As of February 1, 2018, 419,989,466 shares of common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s proxy statement for the annual stockholders meeting to be held on April 24, 2018 are incorporated by reference into Part III of this Form 10-K.

FORWARD-LOOKING STATEMENTS

Certain matters contained in this report are “forward-looking statements” within the meaning of the federal securities laws and are subject to uncertainties and risks, as itemized in Item 1A included in the Annual Report on Form 10-K for the year ended December 31, 2017 and as itemized herein. These forward-looking statements include information about possible or assumed future results of the business and our financial condition, liquidity, results of operations, plans, and objectives. They also include, among other things, statements regarding subjects that are forward-looking by their nature, such as:

•	our business and financial strategy;
•future financing;
•future acquisitions and dispositions of operating assets;
•future acquisitions of land;
•future development and redevelopment opportunities;
•future dispositions of land and other non-core assets;
•future issuances and repurchases of common stock;
•projected operating results;
•market and industry trends;
•future distributions;
•projected capital expenditures;
•interest rates;

•
the impact of the transactions involving us, Parkway Properties, Inc. ("Parkway") and Parkway, Inc. ("New Parkway"), including future financial and operating results, plans, objectives, expectations and intentions; and

•	all statements that address operating performance, events, or developments that we expect or anticipate will occur in the future — including statements relating to creating value for stockholders.
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

•
risks and uncertainties related to national and local economic conditions, the real estate industry, and the commercial real estate markets in which we operate, particularly in Atlanta, Charlotte, Austin, and Phoenix where we have high concentrations of our lease revenue;

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
Corporate Profile
Cousins Properties Incorporated (the “Registrant” or “Cousins”) is a Georgia corporation, which has elected to be taxed as a real estate investment trust (“REIT”). Cousins conducts substantially all of its business through Cousins Properties LP ("CPLP"), a Delaware limited partnership. Cousins owns approximately 98% of CPLP, and CPLP is consolidated with Cousins for financial reporting purposes. CPLP also owns Cousins TRS Services LLC ("CTRS"), a taxable entity which owns and manages its own real estate portfolio and performs certain real estate related services for other parties. Cousins, CPLP, their subsidiaries, and CTRS combined are hereafter referred to as “we,” “us,” “our,” and the “Company.” Our common stock trades on the New York Stock Exchange under the symbol “CUZ.”
Our operations are conducted through a number of segments based on our method of internal reporting, which classifies operations by property type and geographical area. For financial information related to each of our operating segments, see note 18 to the consolidated financial statements included in this Annual Report on Form 10-K.
Company Strategy
Our strategy is to create value for our stockholders through ownership of the premier urban office portfolio in the Sunbelt markets, with a particular focus on Georgia, Texas, North Carolina, Florida, and Arizona. This strategy is based on a disciplined approach to capital allocation that includes value-add acquisitions, selective development projects, and timely dispositions of non-core assets. This strategy is also based on a simple, flexible, and low-leveraged balance sheet that allows us to pursue investment opportunities at the most advantageous points in the cycle. To implement this strategy, we leverage our strong local operating platforms within each of our major markets.
2017 Activities
During 2017, we repositioned our portfolio of properties by reducing exposure in Atlanta and strategically exiting the Orlando and South Florida markets. During the year, we commenced two new development projects and completed two new development projects. At year-end, we had five development projects in process; our share of the total expected costs of these projects totaled $491 million. We also improved our balance sheet by issuing common equity, repaying four mortgage loans assumed in the merger with Parkway Properties, Inc. ("Parkway") with above market interest rates, and closing a private placement of unsecured debt. The following is a summary of our significant 2017 activities:
Investment Activity

•	Purchased American Airlines' 25.4% interest in the 111 West Rio Building for a purchase price of $19.6 million.

•	Completed the development and commenced operations of Avalon 8000 in Atlanta, Georgia, a 224,000 square foot office building in Atlanta, Georgia.

•
Completed the development and commenced operations of Carolina Square, a mixed-use project in Chapel Hill, North Carolina, that contains 158,000 square feet of office space, 44,000 square feet of retail space, and 246 apartment units. The project is owned in a joint venture in which we hold a 50% interest.

•
Commenced construction of 120 West Trinity, a mixed-use project in Atlanta, Georgia that will contain 33,000 square feet of office space, 19,000 square feet of retail space, and 330 apartments. This project is being developed in a joint venture in which we hold a 20% interest, and the project is expected to be completed in 2019.

•
Continued development of 864 and 858 Spring Street, two buildings in Atlanta, Georgia totaling 763,000 square feet that will become the world headquarters of NCR. Phase I was completed in January of 2018, and Phase II is expected to be completed in the fourth quarter of 2018.

•
Continued development of Dimensional Place, a 282,000 square foot building in Charlotte, North Carolina that will become the East Coast headquarters of Dimensional Fund Advisors. This project is being developed in a 50-50 joint venture with Dimensional and expected to be completed in the fourth quarter of 2018.

•
Commenced development activities on 300 Colorado, a 309,000 square foot office tower in Austin, Texas. The 302,000 square foot office portion is 100% leased to Parsley Energy, and the retail portion is 100% leased to Del Frisco's. 300 Colorado will be developed in a joint venture in which we hold a 50% interest.

Disposition Activity

•	Sold the American Cancer Society Center, a 996,000 square foot office building in Atlanta, Georgia, for gross proceeds of $166 million.

•	Sold Emory Point, a mixed-use project in Atlanta, Georgia, for gross proceeds of $199 million. Emory Point was held by joint ventures in which we held 75% interests.

•	Exited the Orlando market by selling our three Orlando properties containing 1.0 million square feet in a single transaction for gross proceeds of $208.1 million.

•	Sold the Company's 20% interest in Courvoisier Centre JV, LLC to our joint venture partner in transaction that valued the Company's interest in the property at $33.9 million.
Financing Activity

•	Issued 25 million shares of common stock generating in gross proceeds of $212.9 million.

•
Closed a $350 million private placement of senior unsecured debt, which was drawn in two tranches. The first tranche of $100 million was drawn in April 2017, has a ten-year maturity, and a fixed annual interest rate of 4.09%. The second tranche of $250 million was drawn in July 2017, has an eight-year maturity, and a fixed annual interest rate of 3.91%.

•	Repaid four mortgage notes totaling $359 million that were assumed in the Parkway merger.
Portfolio Activity

•	Leased or renewed 2.2 million square feet of office space.

•	Increased second generation net rent per square foot by 19.6% on a GAAP basis and 6.9% on a cash basis.

•	Increased same property net operating income by 4.4% on a GAAP basis and 5.3% on a cash basis.
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
Executive Offices; Employees
Our executive offices are located at 3344 Peachtree Road NE, Suite 1800, Atlanta, Georgia 30326-4802. On December 31, 2017, we employed 261 people.

Available Information
We make available free of charge on the “Investor Relations” page of our website, www.cousinsproperties.com our reports on Forms 10-K, 10-Q, and 8-K, and all amendments thereto, as soon as reasonably practicable after the reports are filed with, or furnished to, the Securities and Exchange Commission (the “SEC”).
Our Corporate Governance Guidelines, Director Independence Standards, Code of Business Conduct and Ethics, and the Charters of the Audit Committee, the Investment Committee, and the Compensation, Succession, Nominating and Governance Committee of the Board of Directors are also available on the “Investor Relations” page of our website. The information contained on our website is not incorporated herein by reference. Copies of these documents (without exhibits, when applicable) are also available free of charge upon request to us at 3344 Peachtree Road NE, Suite 1800, Atlanta, Georgia 30326-4802, Attention: Investor Relations or by telephone at (404) 407-1898 or by facsimile at (404) 407-1899. In addition, the SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC at www.sec.gov.

Item 1A.	Risk Factors
Set forth below are the risks we believe investors should consider carefully in evaluating an investment in the securities of Cousins Properties Incorporated.
General Risks of Owning and Operating Real Estate
Our ownership of commercial real estate involves a number of risks, the effects of which could adversely affect our business.
General economic and market risks. Our assets are subject to general economic and market risks. As such, in a general economic decline or recessionary climate, our assets may not generate sufficient cash to pay expenses, service debt, or cover maintenance costs, and, as a result, our results of operations and cash flows may be adversely affected. Factors that may adversely affect the economic performance and value of our properties include, among other things:

•	changes in the national, regional, and local economic climate;

•	local real estate conditions such as an oversupply of rentable space or a reduction in demand for rentable space;

•	the attractiveness of our properties to tenants or buyers;

•	competition from other available properties;

•	changes in market rental rates and related concessions granted to tenants including, but not limited to, free rent, and tenant improvement allowances;

•	uninsured losses as a result of casualty events;

•	the need to periodically repair, renovate, and re-lease properties; and

•	changes in federal and state income tax laws as they affect real estate companies and real estate investors.
Uncertain economic conditions may adversely impact current tenants in our various markets and, accordingly, could affect their ability to pay rents owed to us pursuant to their leases. In periods of economic uncertainty, tenants are more likely to downsize and/or to declare bankruptcy; and, pursuant to various bankruptcy laws, leases may be rejected and thereby terminated. Furthermore, our ability to sell or lease our properties at favorable rates, or at all, may be negatively impacted by general or local economic conditions.
Our ability to collect rent from tenants may affect our ability to pay for adequate maintenance, insurance, and other operating costs (including real estate taxes). Also, the expense of owning and operating a property is not necessarily reduced when circumstances such as market factors cause a reduction in income from the property. If a property is mortgaged and we are unable to meet the mortgage payments, the lender could foreclose on the mortgage and take title to the property. In addition, interest rates, financing availability, law changes, and governmental regulations (including those governing usage, zoning, and taxes) may adversely affect our financial condition.
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
Tenant and property concentration risk. As of December 31, 2017, our top 20 tenants represented 31% of our annualized base rental revenues with no single tenant accounting for more than 6% of our annualized base rental revenues. The inability of any of our significant tenants to pay rent or a decision by a significant tenant to vacate their premises prior to, or at the conclusion of, their lease term could have a significant negative impact on our results of operations or financial condition if a suitable replacement tenant is not secured in a timely manner. These events could have a significant adverse impact on our results of operations or financial condition.
For the three months ended December 31, 2017, 33.9% of our net operating income for properties owned as of December 31, 2017 was derived from the metropolitan Atlanta area, 22.4% was derived from the metropolitan Charlotte area, and 19.7% was derived from the metropolitan Austin area. Any adverse economic conditions impacting Atlanta, Charlotte, or Austin could adversely affect our overall results of operations and financial condition.
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
We generally finance our acquisition and development projects through one or more of the following: our unsecured credit facility ("Credit Facility"), unsecured debt, non-recourse mortgages, construction loans, the sale of assets, joint venture equity, the issuance of common stock, and the issuance of units of CPLP. Each of these sources may be constrained from time to time because of market conditions, and the related cost of raising this capital may be unfavorable at any given point in time. These sources of capital, and the risks associated with each, include the following:

•
Credit Facility. Terms and conditions available in the marketplace for unsecured credit facilities vary over time. We can provide no assurance that the amount we need from our Credit Facility will be available at any given time, or at all, or that the rates and fees charged by the lenders will be reasonable. We incur interest under our Credit Facility at a variable rate. Variable rate debt creates higher debt service requirements if market interest rates increase, which would adversely affect our cash flow and results of operations. Our Credit Facility contains customary restrictions, requirements and other limitations on our ability to incur indebtedness, including restrictions on unsecured debt outstanding, restrictions on secured recourse debt outstanding, and requirements to maintain minimum fixed charge coverage ratio. Our continued ability to borrow under our Credit Facility is subject to compliance with these covenants.

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

•
Asset sales. Real estate markets tend to experience market cycles. Because of such cycles, the potential terms and conditions of sales, including prices, may be unfavorable for extended periods of time. In addition, our status as a REIT limits our ability to sell properties, which may affect our ability to liquidate an investment. As a result, our ability to raise capital through asset sales could be limited. In addition, mortgage financing on an asset may prohibit prepayment and/or impose a prepayment penalty upon the sale of that property, which may decrease the proceeds from a sale or refinancing or make the sale or refinancing impractical.

•
Construction loans. Construction loans generally relate to specific assets under construction and fund costs above an initial equity amount deemed acceptable by the lender. Terms and conditions of construction facilities vary, but they generally carry a term of two to five years, charge interest at variable rates, require the lender to be satisfied with the nature and amount of construction costs prior to funding, and require the lender to be satisfied with the level of pre-leasing prior to funding. Construction loans frequently require a portion of the loan to be recourse to us. In addition, construction loans generally require a completion guarantee by the borrower and may require a limited payment guarantee from the Company. There may be times when construction loans are not available, or are only available upon unfavorable terms, which could have an adverse effect on our ability to fund development projects or on our ability to achieve the returns we expect.

•
Joint ventures. Joint ventures, including partnerships or limited liability companies, tend to be complex arrangements, and there are only a limited number of parties willing to undertake such investment structures. There is no guarantee that we will be able to undertake these ventures at the times we need capital.

•
Common stock. Common stock issuances may have a dilutive effect on our earnings per share and funds from operations per share. The actual amount of dilution, if any, from any future offering of common stock will be based on numerous factors, particularly the use of proceeds and any return generated. The per share trading price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market in connection with an offering, or otherwise, or as a result of the perception or expectation that such sales could occur. We can also provide no assurance that conditions will be favorable for future issuances of common stock when we need capital.

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

•	limiting our ability to obtain additional financing to fund our working capital needs, acquisitions, capital expenditures, or other debt service requirements or for other purposes;

•	increasing our exposure to floating interest rates;

•	limiting our ability to compete with other companies who have less leverage, as we may be less capable of responding to adverse economic and industry conditions;

•	restricting us from making strategic acquisitions, developing properties, or capitalizing on business opportunities;

•	restricting the way in which we conduct our business due to financial and operating covenants in the agreements governing our existing and future indebtedness;

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
Covenants contained in our Credit Facility, senior unsecured notes, term loans and mortgages could restrict our operational flexibility, which could adversely affect our results of operations.
Our Credit Facility, senior unsecured notes, and our unsecured term loan impose financial and operating covenants on us. These covenants may be modified from time to time, but covenants of this type typically include restrictions and limitations on our ability to incur debt, as well as limitations on the amount of our secured debt, unsecured debt and on the amount of joint venture activity in which we may engage. These covenants may limit our flexibility in making business decisions. If we fail to comply with these covenants, our ability to borrow may be impaired, which could potentially make it more difficult to fund our capital and operating needs. Our failure to comply with such covenants could cause a default, and we may then be required to repay our outstanding debt with capital from other sources. Under those circumstances, other sources of capital may not be available to us or may be available only on unattractive terms, which could materially and adversely affect our financial condition and results of operations. In addition, the cross default provisions on the Credit Facility, senior unsecured notes, and term loan may affect business decisions on other debt.
Some of our mortgages contain customary negative covenants, including limitations on our ability, without the lender’s prior consent, to further mortgage that specific property, to enter into new leases, to modify existing leases, or to sell the property. Compliance with these covenants and requirements could harm our operational flexibility and financial condition.
Our degree of leverage could limit our ability to obtain additional financing or affect the market price of our securities.
Total debt as a percentage of either total asset value or total market capitalization and total debt as a multiple of annualized EBITDA is often used by analysts to gauge the financial health of equity REITs such as us. If our degree of leverage is viewed unfavorably by lenders or potential joint venture partners, it could affect our ability to obtain additional financing. In general, our degree of leverage could also make us more vulnerable to a downturn in business or the economy. In addition, increases in our debt to market capitalization ratio, which is in part a function of our stock price, or to other measures of asset value used by financial analysts may have an adverse effect on the market price of common stock.
Real Estate Acquisition and Development Risks
We face risks associated with operating property acquisitions.
Operating property acquisitions contain inherent risks. These risks may include:

•	difficulty in leasing vacant space or renewing existing tenants;

•	the costs and timing of repositioning or redeveloping acquisitions;

•	the acquisitions may fail to meet internal projections or otherwise fail to perform as expected;

•	the acquisitions may be in markets that are unfamiliar to us and could present additional unforeseen business challenges;

•
the timing of acquisitions may not match the timing of dispositions, leading to periods of time where projects' proceeds are not invested as profitably as we desire or where we increase short-term borrowings until sales proceeds become available;

•	the inability to obtain financing for acquisitions on favorable terms or at all;

•
the inability to successfully integrate the operations, maintain consistent standards, controls, policies and procedures, or realize the anticipated benefits of acquisitions within the anticipated time frames or at all;

•	the inability to effectively monitor and manage our expanded portfolio of properties, retain key employees or attract highly qualified new employees;

•	the possible decline in value of the acquisitions;

•	the diversion of our management’s attention away from other business concerns; and

•	the exposure to any undisclosed or unknown issues, expenses, or potential liabilities relating to acquisitions.
In addition, we may acquire properties subject to liabilities with no or limited recourse against the prior owners or other third parties. As a result, if a liability were asserted against us based upon ownership of those properties, we might have to pay substantial sums to settle or contest it, which might not be fully covered by owner's title insurance policies or other insurance policies.
Any of these risks could cause a failure to realize the intended benefits of our acquisitions and could have a material adverse effect on our financial condition, results of operations, and the market price of our common stock.
We face risks associated with the development of real estate.
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

•
Construction delays. Real estate development carries the risk that a project could be delayed due to a number of issues that may arise including, but not limited to, weather and other forces of nature, availability of materials, availability of skilled labor, and the financial health of general contractors or sub-contractors. Construction delays could cause adverse financial impacts to us which could include higher interest and other carrying costs than originally budgeted, monetary penalties from tenants pursuant to their leases, and higher construction costs. Delays could also result in a violation of terms of construction loans that could increase fees, interest, or trigger additional recourse of a construction loan to us.

•
Leasing risk. The success of a commercial real estate development project is heavily dependent upon entering into leases with acceptable terms within a predefined lease-up period. Although our policy is to generally achieve pre-leasing goals (which vary by market, product type, and circumstances) before committing to a project, it is expected that not all the space in a project will be leased at the time we commit to the project. If the additional space is not leased on schedule and upon the expected terms and conditions, our returns, future earnings, and results of operations from the project could be adversely impacted. Whether or not tenants are willing to enter into leases on the terms and conditions we project and on the timetable we expect will depend upon a number of factors, many of which are outside our control. These factors may include:

•	general business conditions in the local or broader economy or in the prospective tenants’ industries;

•	supply and demand conditions for space in the marketplace; and

•	level of competition in the marketplace.

•
Reputation risks. We have historically developed and managed a significant portion of our real estate portfolio and believe that we have built a positive reputation for quality and service with our lenders, joint venture partners, and tenants. If we developed under-performing properties, suffered sustained losses on our investments, defaulted on a significant level of loans or experienced significant foreclosure or deed in lieu of foreclosure of our properties, our reputation could be damaged. Damage to our reputation could make it more difficult to successfully develop or acquire properties in the future and to continue to grow and expand our relationships with our lenders, joint venture partners and tenants, which could adversely affect our business, financial condition, and results of operations.

•
Governmental approvals. All necessary zoning, land-use, building, occupancy, and other required governmental permits and authorization may not be obtained, may only be obtained subject to onerous conditions or may not be obtained on a timely basis resulting in possible delays, decreased profitability, and increased management time and attention.

•
Competition. We compete for tenants in major U.S. markets by highlighting our locations, rental rates, services, reputation, and the design and condition of our facilities. As the competition for tenants is intense, we may be required to provide rent abatements, incur charges for tenant improvements and other concessions, or we may not be able to lease vacant space in a timely manner.

General Business Risks
We are dependent upon the services of certain key personnel, the loss of any of whom could adversely impact our ability to execute our business.
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
Our restated and amended articles of incorporation impose limitations on the ownership of our stock. In general, except for certain individuals who owned stock at the time of adoption of these limitations, and except for persons or organizations that are granted waivers by our Board of Directors, no individual or entity may own more than 3.9% of the value of our outstanding stock. We provide waivers to this limitation on a case by case basis, which could result in increased voting control by a shareholder. The ownership limitation may have the effect of delaying, inhibiting, or preventing a transaction or a change in control that might involve a premium price for our stock or otherwise be in the best interest of our stockholders.
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

•	material changes in any significant tenant industry concentration;

•	the general stock and bond market conditions, including changes in interest rates or fixed income securities;

•	changes in tax laws;

•	changes to our dividend policy;

•	changes in market valuations of our properties;

•	adverse market reaction to the amount of our outstanding debt at any time, the amount of our maturing debt, and our ability to refinance such debt on favorable terms;

•	any failure to comply with existing debt covenants;

•	any foreclosure or deed in lieu of foreclosure of our properties;

•	additions or departures of key executives and other employees;

•	actions by institutional stockholders;

•	uncertainties in world financial markets;

•	the realization of any of the other risk factors described in this report; and

•	general market and economic conditions, in particular, market and economic conditions of Atlanta, Austin, Charlotte, Tampa, and Phoenix.
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
If we were to fail to qualify as a REIT, we would not be allowed a deduction for distributions to stockholders in computing our taxable income. In this case, we would be subject to federal income tax on our taxable income at regular corporate rates. Unless entitled to relief under certain Code provisions, we also would be disqualified from operating as a REIT for the four taxable years following the year during which qualification was lost. As a result, we would be subject to federal and state income taxes which could adversely affect our results of operations and distributions to stockholders. Although we currently intend to operate in a manner designed to qualify as a REIT, it is possible that future economic, market, legal, tax, or other considerations may cause us to revoke the REIT election.
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
Certain property transfers may be characterized as prohibited transactions.
From time to time, we may transfer or otherwise dispose of some of our properties. Under the Code, any gains resulting from transfers or dispositions, from other than a taxable REIT subsidiary, that are deemed to be prohibited transactions would be subject to a 100% tax on any gain associated with the transaction. Prohibited transactions generally include sales of assets that constitute inventory or other property held for sale to customers in the ordinary course of business. Since we acquire properties primarily for investment purposes, we do not believe that our occasional transfers or disposals of property are deemed to be prohibited transactions. However, whether or not a transfer or sale of property qualifies as a prohibited transaction depends on all the facts and circumstances surrounding the particular transaction. The Internal Revenue Service may contend that certain transfers or disposals of properties by us are prohibited transactions. While we believe that the Internal Revenue Service would not prevail in any such dispute, if the Internal Revenue Service were to argue successfully that a transfer or disposition of property constituted a prohibited transaction, we would be required to pay a tax equal to 100% of any gain allocable to us from the prohibited transaction. In addition, income from a prohibited transaction might adversely affect our ability to satisfy the income tests for qualification as a REIT for federal income tax purposes.

We may face risks in connection with Section 1031 exchanges.
If a transaction's gain that is intended to qualify as a Section 1031 deferral is later determined to be taxable, we may face adverse consequences, and if the laws applicable to such transactions are amended or repealed, we may not be able to dispose of properties on a tax-deferred basis.
Recent changes to the U.S. tax laws could have a negative impact on real estate in general and our business operations, financial condition and earnings.
An act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018 commonly known as Tax Cuts and Jobs Act (the "Act"), which generally takes effect for taxable years beginning on or after January 1, 2018 (subject to certain exceptions), makes many significant changes to the U.S. federal income tax laws that will profoundly impact the taxation of individuals and corporations (including both regular C corporations and corporations that have elected to be taxed as REITs). A number of changes that affect noncorporate taxpayers will expire at the end of 2025 unless Congress acts to extend them. These changes will impact us and our shareholders in various ways, some of which are adverse or potentially adverse compared to prior law. To date, the IRS has issued only limited guidance with respect to certain of the new provisions, and there are numerous interpretive issues that will require guidance. It is highly likely that technical corrections legislation will be needed to clarify certain aspects of the new law and give proper effect to Congressional intent. There can be no assurance, however, that technical clarifications or changes needed to prevent unintended or unforeseen tax consequences will be enacted by Congress in the near future. Additional changes to tax laws are likely to continue to occur in the future, and we cannot assure investors that any such changes will not adversely affect the taxation of our stockholders. Any such changes could have an adverse effect on an investment in shares or on the market value or the resale potential of our properties. Investors are urged to consult with their own tax advisor with respect to the impact of recent legislation on ownership of shares and the status of legislative, regulatory, or administrative developments and proposals, and their potential effect on ownership of shares.
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
The following table sets forth certain information related to operating properties in which we have an ownership interest. Information presented in note 6 to the consolidated financial statements provides additional information related to our unconsolidated joint ventures. Except as noted, all information presented is as of December 31, 2017:

Operating Properties

						Company's Share
Office Properties	Rentable Square Feet	Financial Statement Presentation	Company's Ownership Interest	End of Period Leased	Weighted Average Occupancy (1)	% of Total Net Operating Income (2)	Property Level Debt ($000) (3)	Annualized Base Rents (6)
Northpark (4)	1,528,000	Consolidated	100%	86.3%	80.5%	6.8%	$—
Promenade	777,000	Consolidated	100%	94.1%	93.9%	5.4%	102,071
One Buckhead Plaza	461,000	Consolidated	100%	89.6%	91.3%	3.7%	—
3344 Peachtree	484,000	Consolidated	100%	91.7%	88.5%	2.8%	—
3350 Peachtree	413,000	Consolidated	100%	86.2%	93.0%	2.7%	—
Terminus 100	660,000	Unconsolidated	50%	93.7%	88.9%	2.5%	61,922
Two Buckhead Plaza	210,000	Consolidated	100%	91.0%	83.2%	2.4%	—
Terminus 200	566,000	Unconsolidated	50%	94.1%	94.0%	2.2%	39,644
3348 Peachtree	258,000	Consolidated	100%	87.1%	90.1%	2.0%	—
Meridian Mark Plaza	160,000	Consolidated	100%	100.0%	100.0%	1.5%	23,970
Emory University Hospital Midtown Medical Office Tower	358,000	Unconsolidated	50%	99.5%	96.6%	1.4%	35,523
8000 Avalon	224,000	Consolidated	90%	94.1%	14.9%	0.5%	—
ATLANTA	6,099,000			90.5%	84.6%	33.9%	263,130

Hearst Tower	966,000	Consolidated	100%	98.9%	98.6%	9.7%	—
Fifth Third Center	698,000	Consolidated	100%	98.8%	96.3%	6.7%	145,974
NASCAR Plaza	394,000	Consolidated	100%	98.7%	98.4%	3.7%	—
Gateway Village (4)	1,061,000	Unconsolidated	50%	99.4%	99.4%	2.3%	—
CHARLOTTE	3,119,000			98.9%	98.2%	22.4%	145,974

San Jacinto Center	395,000	Consolidated	100%	94.4%	99.3%	5.3%	—
One Eleven Congress	519,000	Consolidated	100%	87.8%	83.8%	4.8%	—
Colorado Tower	373,000	Consolidated	100%	100.0%	100.0%	4.7%	119,165
816 Congress	435,000	Consolidated	100%	95.2%	93.7%	3.8%	82,742
Research Park V	173,000	Consolidated	100%	97.1%	78.3%	1.1%	—
AUSTIN	1,895,000			94.1%	91.0%	19.7%	201,907

Hayden Ferry (4)	789,000	Consolidated	100%	96.2%	91.6%	8.0%	—
Tempe Gateway	264,000	Consolidated	100%	98.6%	98.2%	2.7%	—
111 West Rio	225,000	Consolidated	100%	100.0%	100.0%	1.9%	—
PHOENIX	1,278,000			97.3%	96.6%	12.6%	—

Corporate Center (4)	1,224,000	Consolidated	100%	96.7%	86.8%	7.3%	—
The Pointe	253,000	Consolidated	100%	93.1%	92.7%	1.6%	22,729
Harborview Plaza	205,000	Consolidated	100%	99.7%	97.9%	1.5%	—
TAMPA	1,682,000			96.5%	92.5%	10.4%	22,729

Carolina Square Office (5)	158,000	Unconsolidated	50%	74.8%	11.6%	0.2%	10,873
CHAPEL HILL	158,000			74.8%	11.6%	0.2%	10,873
TOTAL OFFICE PROPERTIES	14,231,000			94.1%	79.1%	99.2%	$644,613	$331,713

Other Properties
Carolina Square Retail (5)	44,000	Unconsolidated	50%	81.5%	49.7%	0.1%	3,028
Carolina Square Apartments (246 Units) (5)	266,000	Unconsolidated	50%	91.1%	71.2%	0.7%	18,305
CHAPEL HILL	310,000			89.7%	60.5%	0.8%	21,333
TOTAL OTHER PROPERTIES	310,000			89.7%	60.5%	0.8%	$21,333	$2,557

TOTAL PROPERTIES	14,541,000					100.0%	$665,946	$334,270

(1)	Weighted average occupancy represents an average of the square footage occupied during the year.

(2)	The Company's share of net operating income for the three months ended December 31, 2017.

(3)	The Company's share of property specific mortgage debt, net of unamortized loan costs, as of December 31, 2017.

(4)	Contains multiple buildings that are grouped together for reporting purposes.

(5)	The Company's share of Carolina Square debt has been allocated to office, retail, and apartments based on their relative square footages.

(6)
Annualized base rent represents the sum of the annualized rent each tenant is paying as of the end of the reporting period. If a tenant is not paying rent due to a free rent concession, annualized base rent is calculated based on the annualized base rent the tenant will pay in the first period it is required to pay rent. Included in this amount is $18.6 million of annualized base rent for tenants in a free rent period.

Office Lease Expirations (1)
As of December 31, 2017, our leases expire as follows:

Year of Expiration	Square Feet Expiring	% of Leased Space	Annual Contractual Rents ($000's) (2)	% of Total Annual Contractual Rents	Annual Contractual Rent/Sq. Ft. (2)

2018	777,011	6.5%	$21,006	5.4%	$27.03
2019	892,339	7.4%	26,841	7.0%	30.08
2020	871,998	7.3%	28,110	7.3%	32.24
2021	1,315,069	10.9%	40,888	10.6%	31.09
2022	1,472,160	12.2%	44,626	11.6%	30.31
2023	1,076,065	8.9%	36,944	9.6%	34.33
2024	945,557	7.9%	34,525	8.9%	36.51
2025	1,352,057	11.2%	44,389	11.5%	32.83
2026 & Thereafter	3,335,996	27.7%	108,721	28.1%	32.59

Total	12,038,252	100.0%	$386,050	100.0%	$32.07

(1) Company's share.
(2) Annual Contractual Rent shown is the rate in the year of expiration. It includes the minimum contractual rent paid by the tenant which may or may not include a base year of operating expenses depending upon the terms of the lease.

Development Pipeline (1)
As of December 31, 2017, we had the following projects under development ($ in thousands):

Project	Type	Metropolitan Area	Company's Ownership Interest	Actual or Projected Start Date	Number of Square Feet /Apartment Units	Estimated Project Cost (1)	Company's Share of Estimated Project Costs	Project Cost Incurred to Date	Company's Share of Project Costs Incurred to Date	Percent Leased	Initial Occupancy (2) / Estimated Stabilization (3)

864 Spring Street (NCR Phase I)	Office	Atlanta, GA	100%	3Q15	503,000	$219,000	$219,000	$212,628	$212,628	100%	1Q18 (5) / 1Q18

858 Spring Street (NCR Phase II)	Office	Atlanta, GA	100%	4Q16	260,000	120,000	120,000	68,354	68,354	100%	4Q18 / 4Q18

Dimensional Place	Office	Charlotte, NC	50%	4Q16		94,000	47,000	53,199	26,600
Office					266,000					100%	4Q18 / 4Q18
Retail					16,000					—%	4Q18 / 4Q18

120 West Trinity	Mixed	Atlanta, GA	20%	1Q17		85,000	17,000	18,066	3,613
Office					33,000					—%	1Q19 / 1Q20
Retail					19,000					—%	1Q19 / 1Q20
Apartments					330					—%	1Q19 / 1Q20

300 Colorado (4)	Office	Austin, TX	50%	4Q18		175,000	87,500	—	—
Office					302,000					100%	1Q21 / 1Q21
Retail					7,000					100%	1Q21 / 1Q21

Total						$693,000	$490,500	$352,247	$311,195

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

(2)	The quarter within which the Company estimates the first tenant will take occupancy.
(3)	Stabilization is the earlier of the quarter within which the Company estimates it will achieve 90% economic occupancy or one year from initial occupancy.
(4)	The budget is not finalized, and it is subject to change. In January 2018, the joint venture acquired the land for this project, and construction is expected to commence December 2018.
(5)	Initial occupancy took place on January 1, 2018.

Land Holdings
As of December 31, 2017, we owned the following land holdings, either directly, or indirectly, through joint ventures:

	Metropolitan Area	Type	Company's Ownership Interest	Total Developable Land (Acres)	Company's Share (Acres)

Wildwood Office Park	Atlanta	Commercial	50%	22
North Point	Atlanta	Commercial	100%	12
The Avenue Forsyth-Adjacent Land	Atlanta	Commercial	100%	10
10000 Avalon	Atlanta	Commercial	75%	3
Georgia				47

Padre Island	Corpus Christi	Residential	50%	15
Victory Center	Dallas	Commercial	75%	3
Texas				18

Corporate Center	Tampa	Commercial	100%	7
Florida				7

Total Land Held (Acres)				72	52
Total Land Held (Cost Basis)				$47,902	$23,254

Other Investments
The Company owns a leasehold interest in the air rights over the approximately 365,000 square foot CNN Center parking facility in Atlanta, Georgia, adjoining the headquarters of Turner Broadcasting System, Inc. and Cable News Network. The air rights are developable for additional parking or for certain other uses. The Company's net carrying value of this interest is $0.

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

Item 4.	Mine Safety Disclosures
Not applicable.

Item X.	Executive Officers of the Registrant
The Executive Officers of the Registrant as of the date hereof are as follows:

Name	Age	Office Held
Lawrence L. Gellerstedt III	61	Chairman of the Board, Chief Executive Officer
M. Colin Connolly	41	President, Chief Operating Officer
Gregg D. Adzema	52	Executive Vice President, Chief Financial Officer
John S. McColl	55	Executive Vice President
Pamela F. Roper	44	Executive Vice President, General Counsel and Corporate Secretary
John D. Harris, Jr.	58	Senior Vice President, Chief Accounting Officer, Treasurer and Assistant Secretary

Family Relationships
There are no family relationships among the Executive Officers or Directors.
Term of Office
The term of office for all officers expires at the annual stockholders’ meeting. The Board retains the power to remove any officer at any time.

Business Experience
Mr. Gellerstedt was named Chairman of the Board and CEO in July of 2017. From July 2009 to July 2017, Mr. Gellerstedt served as President and Chief Executive Officer and Director. From February 2009 to July 2009, Mr. Gellerstedt served as President and Chief Operating Officer. From May 2008 to February 2009, Mr. Gellerstedt served as Executive Vice President and Chief Development Officer.
Mr. Connolly was appointed President and Chief Operating Officer in July 2017. From July 2016 to July 2017, Mr. Connolly served as Executive Vice President and Chief Operating Officer. From December 2015 to July 2016, Mr. Connolly served as Executive Vice President and Chief Investment Officer.
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
The high and low sales prices for our common stock and cash dividends declared per common share were as follows:

	2017 Quarters				2016 Quarters
	First	Second	Third	Fourth	First	Second	Third	Fourth
High	$8.82	$9.10	$9.45	$9.63	$10.43	$11.07	$11.40	$10.50
Low	$7.87	$7.81	$8.59	$8.87	$7.53	$10.00	$10.02	$7.09
Dividends	$0.120	$0.060	$0.060	$0.060	$0.080	$0.080	$0.080	$—
Payment Date(s)	1/19/2017 4/13/2017	7/13/2017	10/2/2017	1/12/2018	2/22/2016	5/27/2016	9/6/2016	—
We declared and paid our fourth quarter 2016 common dividend in January 2017 in the amount of $0.06 per share.
Holders
Our common stock trades on the New York Stock Exchange (ticker symbol CUZ). On February 1, 2018, there were 1,821 stockholders of record of our common stock.
Purchases of Equity Securities
There were no purchases of common stock by the Company during the fourth quarter of 2017.

Performance Graph

The following graph compares the five-year cumulative total return of our common stock with the NYSE Composite Index, the FTSE NAREIT Equity Index, and the SNL US REIT Office Index. The graph assumes a $100 investment in each of the indices on December 31, 2012 and the reinvestment of all dividends.
COMPARISON OF CUMULATIVE TOTAL RETURN OF ONE OR MORE COMPANIES, PEER
GROUPS, INDUSTRY INDICES AND/OR BROAD MARKETS

	Fiscal Year Ended
Index	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
Cousins Properties Incorporated	100.00	125.57	142.90	121.82	156.41	174.80
NYSE Composite Index	100.00	126.28	134.81	129.29	144.73	171.83
FTSE NAREIT Equity Index	100.00	102.47	133.35	137.61	149.33	157.14
SNL US REIT Office Index	100.00	106.57	134.34	135.52	151.24	155.31

Item 6.	Selected Financial Data
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

	For the Years Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands, except per share amounts)
Revenues:
Rental property revenues	$446,035	$249,814	$196,244	$164,123	$122,672
Fee income	8,632	8,347	7,297	12,519	10,891
Other	11,518	1,050	828	919	4,681
	466,185	259,211	204,369	177,561	138,244
Expenses:
Rental property operating expenses	163,882	96,908	82,545	76,963	58,949
Reimbursed expenses	3,527	3,259	3,430	3,652	5,215
General and administrative expenses	27,523	25,592	16,918	19,784	21,986
Interest expense	33,524	26,650	22,735	20,983	19,091
Depreciation and amortization	196,745	97,948	71,625	62,258	47,131
Acquisition and merger costs	1,661	24,521	299	1,130	3,626
Other	1,796	5,888	1,181	3,729	4,167
	428,658	280,766	198,733	188,499	160,165
Gain (loss) on extinguishment of debt	2,258	(5,180)	—	—	—
Income (loss) from continuing operations before benefit for income taxes, income from unconsolidated joint ventures, and gain on sale of investment properties	39,785	(26,735)	5,636	(10,938)	(21,921)
Benefit for income taxes from operations	—	—	—	20	23
Income from unconsolidated joint ventures	47,115	10,562	8,302	11,268	67,325
Income (loss) from continuing operations before gain on sale of investment properties	86,900	(16,173)	13,938	350	45,427
Gain on sale of investment properties	133,059	77,114	80,394	12,536	61,288
Income from continuing operations	219,959	60,941	94,332	12,886	106,715
Income from discontinued operations:
Income from discontinued operations	—	19,163	31,848	20,764	8,625
Gain (loss) on sale from discontinued operations	—	—	(551)	19,358	11,489
Income from discontinued operations	—	19,163	31,297	40,122	20,114
Net income	219,959	80,104	125,629	53,008	126,829
Net income attributable to noncontrolling interests	(3,684)	(995)	(111)	(1,004)	(5,068)
Net income attributable to controlling interests	216,275	79,109	125,518	52,004	121,761
Preferred share original issuance costs	—	—	—	(3,530)	(2,656)
Dividends to preferred stockholders	—	—	—	(2,955)	(10,008)
Net income available to common stockholders	$216,275	$79,109	$125,518	$45,519	$109,097
Net income from continuing operations attributable to controlling interest per common share - basic and diluted	$0.52	$0.24	$0.44	$0.02	$0.62
Net income per common share - basic and diluted	$0.52	$0.31	$0.58	$0.22	$0.76
Dividends declared per common share	$0.30	$0.24	$0.32	$0.30	$0.18
Total assets (at year-end)	$4,204,619	$4,171,607	$2,595,320	$2,664,295	$2,270,493
Notes payable (at year-end)	$1,093,228	$1,380,920	$718,810	$789,309	$627,381
Stockholders' investment (at year-end)	$2,771,973	$2,455,557	$1,683,415	$1,673,458	$1,457,401
Common shares outstanding (at year-end)	420,021	393,418	211,513	216,513	189,666

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the selected financial data and the consolidated financial statements and notes.
Overview of 2017 Performance and Company and Industry Trends
Our strategy is to create value for our stockholders through ownership of the premier urban office portfolio in Sunbelt markets, with a particular focus on Georgia, Texas, North Carolina, Florida, and Arizona. This strategy is based on a disciplined approach to capital allocation including value-add acquisition of assets, selective development projects, and timely disposition of non-core assets. This strategy is also based on a simple, flexible and low-leveraged balance sheet that allows us to pursue acquisitions and development opportunities at the most advantageous points in the cycle. To implement this strategy, we leverage our strong local operating platforms within each of our markets.
2017 Activity
During 2017, we repositioned our portfolio of properties by reducing overall exposure to Atlanta and by strategically exiting Orlando and South Florida. During the year, we commenced two new development projects and completed two projects. At year-end, we had five development projects in process; our share of the total expected costs of these projects totaled $491 million. We also improved our balance sheet by issuing common equity, repaying four mortgage loans assumed in the merger with Parkway Properties, Inc. ("Parkway") at above market interest rates, and closing a private placement of unsecured debt. In January 2018, we expanded borrowing capacity under our Credit Facility from $500 million to $1 billion and extended the maturity date from 2019 to 2023. At year-end, we had cash balances (including restricted cash) of $205.7 million, no amounts outstanding under our Credit Facility, and our net debt-to-EBITDA ratio was 3.75.
In 2017, we leased or renewed approximately 2.2 million square feet of office space. The weighted average net effective rent per square foot, representing base rent less operating expense reimbursements and leasing costs, for new or renewed non-amenity leases with terms greater than one year was $22.64 per square foot. Cash basis net effective rent per square foot increased 6.9% on spaces that had been previously occupied in the past year. Cash basis net effective rent represents net rent at the end of the term paid by the prior tenant compared to the net rent at the beginning of the term paid by the current tenant. Our same property net operating income for the year increased by 4.4% on a GAAP basis and 5.3% on a cash basis. The same property leasing percentage increased slightly to 92.6% at year-end.
Market Conditions
We believe that the Sunbelt region, and in particular the five Sunbelt markets in which we operate, possess some of the most attractive economic and real estate fundamentals in the nation. Accelerated job growth, steady office absorption, positive rent growth, and historically low levels of new supply continue to support the healthy office fundamentals and we believe that we are well positioned to benefit and ultimately outperform in the current real estate environment.
Our Atlanta portfolio totals 6.1 million square feet, represented 33.9% of our Net Operating Income for the fourth quarter of 2017 and was 90.5% leased at December 31, 2017. In addition, we had three projects under development in Atlanta totaling 815,000 square feet at December 31, 2017, two of which are 100% leased and one of which became operational in January 2018. Job growth in Atlanta for the year ended December 31, 2017 was 2.1%, above the national average, and construction as a percentage of the total market square footage was a restrained 3.4% at year end. Our portfolio is well located in the Midtown, Buckhead and Central Perimeter submarkets with direct access to mass transit. We believe that the job growth combined with the relatively low levels of new construction activity position our portfolio well within our submarkets.
Our Charlotte portfolio totals 3.1 million square feet, represented 22.4% of our Net Operating Income for the fourth quarter of 2017 and was 98.9% leased at December 31, 2017. In addition, we have one project under development totaling 282,000 square feet that is 100% leased. Job growth in Charlotte for the year ended December 31, 2017 was 1.7% and construction as a percentage of the total market square footage was a reasonable 5.0%. Our portfolio is located in the Uptown submarket where rents have increased to new market highs. While job growth over the past year was only slightly above the national average, Charlotte ranks third in the country for the highest rate of population growth over the last ten years. Strong demand and favorable economics have spurred a higher level of new development this cycle across the market, specifically in Uptown where approximately 850,000 square feet is currently under construction.
Our Austin portfolio totals 1.9 million square feet, represented 19.7% of our Net Operating Income for the fourth quarter of 2017 and was 94.1% leased at December 31, 2017. In addition, we have one project under development totaling 309,000 square feet that is 100% leased. Job growth in Austin for the year ended December 31, 2017 was 2.7% and construction as a percentage of the total market square footage was 10.4%. Our portfolio is predominantly in the central business district where new construction is less than 500,000 square feet and is 68% pre-leased. We believe that our dominant presence in the downtown Austin submarket combined with the job growth and low unemployment rate in the city are favorable for our existing portfolio and the new development project that is scheduled for delivery in 2021.
Our Phoenix portfolio totals 1.3 million square feet, represented 12.6% of our Net Operating Income for the fourth quarter of 2017 and was 97.3% leased at December 31, 2017. Job growth in Phoenix for the year ended December 31, 2017 was 2.2% and construction as a percentage of the total market square footage was a restrained 3.2%. Our portfolio is located in the high-growth submarket of Tempe, in close proximity to Arizona State University and its 80,000 students. With the job growth rate steady and new supply limited, vacancy levels have decreased and rental rates have increased.
Our Tampa portfolio totals 1.7 million square feet, represented 10.4% of Net Operating Income for the fourth quarter of 2017 and was 96.5% leased at December 31, 2017. Job growth in Tampa for the year ended December 31, 2017 was 2.3%, and construction as a percentage of the total market square footage was 2.3%. In the Westshore submarket, where our portfolio is located, Class A vacancy has declined to 6.6%, and there are no office projects under development. Metro-wide, the Tampa office market is experiencing low vacancy rates, and Westshore continues to command the top rents in the market, in part due to Westshore's proximity to the Tampa airport.
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
Real Estate Assets
Cost Capitalization. We are involved in all stages of real estate ownership, including development. Prior to the point a project becomes probable of being developed (defined as more likely than not), we expense predevelopment costs. After we determine a project is probable, all subsequently incurred predevelopment costs, as well as interest, real estate taxes, and certain internal personnel and associated costs directly related to the project under development, are capitalized in accordance with accounting rules. If we abandon development of a project that had earlier been deemed probable, we charge all previously capitalized costs to expense. If this occurs, our predevelopment expenses could rise significantly. The determination of whether a project is probable requires judgment. If we determine that a project is probable, interest, general and administrative, and other expenses could be materially different than if we determine the project is not probable.
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
Once a certain project is constructed and deemed substantially complete and held for occupancy, carrying costs, such as real estate taxes, interest, internal personnel costs, and associated costs, are expensed as incurred. Determination of when construction of a project is substantially complete and held available for occupancy requires judgment. We consider projects and/or project phases to be both substantially complete and held for occupancy at the earlier of the date on which the project or phase reached economic occupancy of 90% or one year after it's initial occupancy. Our judgment of the date the project is substantially complete has a direct impact on our operating expenses and net income for the period.
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
The fair value of the above-market or below-market component of an acquired in-place lease is based upon the present value (calculated using a market discount rate) of the difference between (i) the contractual rents to be paid pursuant to the lease over its remaining term and (ii) management’s estimate of the rents that would be paid using fair market rental rates and rent escalations at the date of acquisition over the remaining term of the lease. An identifiable intangible asset or liability is recorded if there is an above-market or below-market lease at an acquired property.
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
The first step in this process is for us to determine whether an asset is considered to be held and used or held for sale, in accordance with accounting guidance. In order to be considered a real estate asset held for sale, we must, among other things, have the authority to commit to a plan to sell the asset in its current condition, have commenced the plan to sell the asset, and have determined that it is probable that the asset will sell within one year. If we determine that an asset is held for sale, we must record an impairment loss if the fair value less costs to sell is less than the carrying amount. All real estate assets not meeting the held for sale criteria are considered to be held and used.
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
Discussion of New Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09 ("ASC 606"), "Revenue from Contracts with Customers." Under the new guidance, companies will recognize revenue when the seller satisfies a performance obligation, which would be when the buyer takes control of the good or service. ASU 2015-14 (collectively with ASU 2014-09, "ASC 606"), "Revenue from Contracts with Customers," was subsequently issued modifying the effective date to periods beginning after December 15, 2017, with early adoption permitted for periods beginning after December 15, 2016. The standard allows for either "full retrospective" adoption, meaning the standard is applied to all of the periods presented, or "modified retrospective" adoption, meaning the standard is applied only to the most recent period presented in the financial statements. The Company adopted this guidance using the “modified retrospective” method effective January 1, 2018. The classification of certain non-lease components of revenue from leases may be impacted by the new revenue standard upon the adoption of the new leasing standard beginning January 1, 2019 (see below). The Company has determined that the adoption of ASC 606 will not require any material adjustments to the consolidated financial statements but will result in additional disclosures related to disaggregation of revenue streams beginning in the first quarter of 2018.
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
In August 2016, the FASB issued ASU 2016-15, "Classification of Certain Cash Receipts and Cash Payments" ("ASU 2016-15") which updated ASC Topic 230, "Statement of Cash Flows." ASU 2016-15 clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows to reduce diversity in practice with respect to (i) debt prepayment or debt extinguishment costs, (ii) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, (iii) contingent consideration payments made after a business combination, (iv) proceeds from the settlement of insurance claims, (v) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, (vi) distributions received from equity method investees, (vii) beneficial interests in securitization transactions, and (viii) separately identifiable cash flows and application of the predominance principle. ASU 2016-15 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017, with early adoption permitted. The Company adopted this standard in the fourth quarter of 2017 with retrospective application to the consolidated statements of cash flows. The Company elected to use the nature of distributions approach, for distributions from its equity method investments, under which it classifies the distribution received on the basis of the nature of the activity that generated the distribution. The adoption of this new approach resulted in an increase in net cash provided by operating activities and a decrease in net cash provided by investing activities of $6.4 million and $2.9 million for the years ended December 31, 2016 and 2015, respectively.
In November 2016, the FASB issued ASU 2016-18, "Restricted Cash" ("ASU 2016-18") which updated ASC Topic 230, "Statement of Cash Flows." ASU 2016-18 requires companies to include restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This update is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017, with early adoption permitted. The Company has early adopted this standard in the fourth quarter of 2017, which resulted in an increase in net cash provided by investing activities by $11.3 million for the year ended December 31, 2016 and a decrease in net cash provided by operating and investing activities by $263,000 and $475,000, respectively, for the year ended December 31, 2015.
Effective January 1, 2017, the Company adopted ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting." Under this ASU, the additional paid-in capital pool is eliminated, and an entity recognizes all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement. This ASU also eliminated the requirement to defer recognition of an excess tax benefit until all benefits are realized through a reduction to taxes payable. In the first quarter of 2017, the Company changed the treatment of excess tax benefits as operating cash flows in the statement of cash flows. This ASU also stipulates that cash payments to tax authorities in connection with shares withheld to meet statutory tax withholding requirements be presented as a financing activity in the statement of cash flows. This ASU was adopted prospectively, prior periods have not been restated to conform to the current period presentation.
In January 2017, the FASB issued ASU 2017-01, "Clarifying the Definition of a Business," which provides a more narrow definition of a business to be used in determining the accounting treatment of an acquisition. As a result, many acquisitions that previously qualified as business combinations will be treated as asset acquisitions. For asset acquisitions, acquisition costs may be capitalized, and the purchase price may be allocated on a relative fair value basis. ASU 2017-01 is effective prospectively for the Company on January 1, 2018, with early adoption permitted. The Company adopted this standard in 2017 and expects that most of its future acquisitions will qualify as asset acquisitions.
In February 2017, the FASB issued ASU No. 2017-05, “Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets” (“ASU 2017-05”). ASU 2017-05 updates the definition of an “in substance nonfinancial asset” and clarifies the derecognition guidance for nonfinancial assets to conform with the new revenue recognition standard. Among other things, ASU 2017-05 requires companies to recognize 100% of the gain on the transfer of a nonfinancial asset to an entity in which it has a noncontrolling interest. ASU 2017-05 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017. The Company adopted this guidance using the "modified retrospective" method effective January 1, 2018. As a result of the adoption of ASU 2017-05, the Company recorded a cumulative effect from change in accounting principle which credited distributions in excess of cumulative net income by $24.3 million. This cumulative effect adjustment resulted from the 2013 transfer of a wholly-owned property to an entity in which it had a noncontrolling interest.
In May 2017, FASB issued ASU 2017-09, "Scope of Modification Accounting," which amends the scope of modification accounting for share-based payment arrangements and provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. This update is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017, with early adoption permitted. The Company adopted this standard on January 1, 2018. The Company does not believe that the adoption of this standard will have a material impact on its financial statements.
Results of Operations For The Three Years Ended December 31, 2017
General
Our financial results for the three years ended December 31, 2017 have been significantly affected by the merger with Parkway (the "Merger") and the spin-off of the combined companies' Houston business to New Parkway (the "Spin-Off") (collectively, the "Parkway Transactions") that occurred in October 2016. Our financial results have also been affected by various dispositions during the periods. During 2015, we sold 2100 Ross, The Points at Waterview, and three of our North Point properties (collectively, the "2015 Dispositions"). During 2016, we sold 100 North Point Center East and One Ninety One Peachtree (collectively, the "2016 Dispositions"). During 2017, we sold the American Cancer Society Center (the "ACS Center"), Bank of America Center, Citrus Center, and One Orlando Centre (collectively, the "2017 Dispositions"). Accordingly, our historical financial statements may not be indicative of future operating results.

Net Operating Income
The following results include the performance of our Same Property portfolio. Our Same Property portfolio includes office properties that have been fully operational in each of the comparable reporting periods. A fully operational property is one that has achieved 90% economic occupancy for each of the periods presented or has been substantially complete and owned by us for each of the periods presented. Same Property amounts for the 2017 versus 2016 comparison are from properties that were owned as of January 1, 2016 through December 31, 2017. Same Property amounts for the 2016 versus 2015 comparison are from properties that were owned as of January 1, 2015 through December 31, 2016. This information includes revenues and expenses of only consolidated properties.
We use Net Operating Income ("NOI"), a non-GAAP financial measure, to measure the operating performance of our properties. NOI is also widely used by industry analysts and investors to evaluate performance. NOI, which is rental property revenues less rental property operating expenses, excludes certain components from net income in order to provide results that are more closely related to a property's results of operations. Certain items, such as interest expense, while included in net income, do not affect the operating performance of a real estate asset and are often incurred at the corporate level as opposed to the property level. As a result, we use only those income and expense items that are incurred at the property level to evaluate a property's performance. Depreciation and amortization are also excluded from NOI. Same Property NOI allows analysts, investors, and management to analyze continuing operations and evaluate the growth trend of our portfolio.
NOI increased $129.2 million between the 2017 and 2016 periods as follows (dollars in thousands):

	Year Ended December 31,
	2017	2016	$ Change	% Change
Rental Property Revenues
Same Property	$142,087	$135,371	$6,716	5.0%
Non-Same Property	303,948	114,443	189,505	165.6%
	$446,035	$249,814	$196,221	78.5%

Rental Property Operating Expenses
Same Property	$52,174	$49,284	$2,890	5.9%
Non-Same Property	111,708	47,624	64,084	134.6%
	$163,882	$96,908	$66,974	69.1%

Same Property NOI	$89,913	$86,087	$3,826	4.4%
Non-Same Property NOI	192,240	66,819	125,421	187.7%
Total NOI	$282,153	$152,906	$129,247	84.5%
The increase in Same Property NOI was primarily driven by increases in revenues as a result of higher occupancy at 816 Congress and Fifth Third Center, offset by a decrease in occupancy at Northpark. Same Property operating expense increased due to these higher occupancy levels. The increase in Non-Same Property NOI is primarily due to the Parkway Transactions offset by the 2017 and 2016 Dispositions.
NOI increased $39.2 million between the 2016 and 2015 periods as follows (dollars in thousands):

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
Other Income
Other income increased $10.5 million between 2017 and 2016 primarily as a result of 2017 termination fees at 3350 Peachtree, NASCAR Plaza, Hayden Ferry, Fifth Third Center, and Northpark.
Fee Income
Fee income increased $1.1 million (14.4%) between 2016 and 2015 as a result of the recognition of additional development and leasing fees from joint venture properties.
General and Administrative Expenses
General and administrative expenses increased $1.9 million (7.5%) between 2017 and 2016 and increased $8.7 million (51.3%) between 2016 and 2015 primarily as a result of fluctuations in stock-based compensation expense due to the volatility in our stock price relative to office peers included in the SNL US Office REIT Index.
Interest Expense
Interest expense increased $6.9 million (25.8%) between 2017 and 2016 primarily as a result of the term loan that the Company closed in late 2016 and the senior notes that the Company closed in 2017, partially offset by the repayment of five mortgage loans in 2017. Interest expense increased $3.9 million (17.2%) between 2016 and 2015 primarily as a result of mortgage loans assumed in the Parkway Transactions and as a result of our obtaining new mortgage loans on Colorado Tower and Fifth Third Center.
Depreciation and Amortization
Depreciation and amortization increased $98.8 million (100.9%) between 2017 and 2016 and increased $26.3 million (36.8%) between 2016 and 2015 primarily due to the Parkway Transactions.
Acquisition and Related Costs
Included in acquisition and related costs in 2017 and 2016 are the costs associated with the Parkway Transactions. These costs included legal, accounting, and financial advisory fees as well as the cost of due diligence work and the costs of combining the operations of Parkway with the Company. We do not expect to incur any material additional expenses associated with the Parkway Transactions.
Other Expense
Other expense decreased $4.1 million between 2017 and 2016 and increased $4.7 million between 2016 and 2015 primarily as a result of an impairment loss recorded on residential land in 2016.
Income from Unconsolidated Joint Ventures
Income from unconsolidated joint ventures consisted of the following in 2017, 2016, and 2015 (in thousands):

	Year Ended December 31,
	2017	2016	2015
Net operating income	$31,053	$28,784	$24,335
Other income	2,062	4,106	787
Depreciation and amortization	(13,191)	(13,905)	(11,645)
Interest expense	(7,859)	(8,423)	(7,455)
Net gain on sales	35,050	—	2,280
Income from unconsolidated joint ventures	$47,115	$10,562	$8,302
Net operating income increased $2.3 million (7.9%) between 2017 and 2016 primarily due to a change in the partnership structure at Gateway Village whereby we began receiving 50% of cash flows versus a preferred return, effective December 1, 2016, and the addition of Courvoisier Centre JV, LLC, which was acquired in the Merger. These increases were offset by the sale of properties owned by EP I, LLC and EP II, LLC (“Emory Point I and II”) in the second quarter of 2017 and the sale of our interest in Courvoisier Centre JV, LLC in the fourth quarter of 2017. Other income decreased $2.0 million primarily due to lower termination fees in 2017, offset by the sale of mineral rights at CL Realty. Net gain on sales of $35.1 million in 2017 resulted from gains on the sales of Emory Point I and II and of our interest in Courvoisier Centre JV, LLC, offset by a loss on the purchase of the remaining 25.4% interest in the 111 West Rio building and the related consolidation of the building immediately following the purchase.
Income from unconsolidated joint ventures increased between 2016 and 2015 primarily due to an increase in net operating income resulting from two unconsolidated joint ventures acquired as a part of the Parkway Transactions and an increase in lease termination fees, offset by increases in depreciation and amortization expense and interest expense due to the Parkway Transactions.
Gain on Sale of Investment Properties
Included in gain on sale of investment properties in 2017 are gains recognized on the 2017 Dispositions. The combined sales prices of the 2017 Dispositions represented a weighted average capitalization rate of 7.3%. Included in gain on sale of investment properties in 2016 are gains recognized on the 2016 Dispositions as well as the sale of 20 acres of commercial land in our Northpoint project. The combined sales prices of the 2016 Dispositions represented a weighted average capitalization rate of 6.7%. Included in gain on sale of investment properties in 2015 are gains recognized on the 2015 Dispositions. The combined sales prices of the 2015 Dispositions represented a weighted average capitalization rate of 6.5%. Capitalization rates are calculated by dividing projected annualized NOI by the sales price.
Discontinued Operations
Discontinued operations contains the operations of Post Oak Central and Greenway Plaza (the "Houston Properties"), two of our properties that were included in the Spin-Off. Because we decided to exit the Houston market in connection with the Parkway Transactions, the Spin-Off represents a strategic shift that has a significant impact on our operations. As such, these properties qualify for discontinued operations treatment. The operations of the Houston Properties have been reclassified into discontinued operations for all periods presented. Income from discontinued operations decreased in 2016, compared to 2015, because the Spin-Off occurred in October 2016.
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

The reconciliation of net income available to common stockholders to FFO is as follows for the years ended December 31, 2017, 2016, and 2015 (in thousands, except per share information):

	Year Ended December 31,
	2017		2016	2015
Net Income Available to Common Stockholders	$216,275		$79,109	$125,518
Depreciation and amortization of real estate assets:
Consolidated properties	194,869	—	96,583	70,003
Share of unconsolidated joint ventures	13,191		13,904	11,645
Discontinued properties	—		47,345	63,791
Partners' share of real estate depreciation	(23)		(3,564)	—
(Gain) loss on sale of depreciated properties:
Consolidated properties	(133,043)		(73,533)	(78,759)
Share of unconsolidated joint ventures	(35,050)		—	—
Discontinued properties	—		—	551
Non-controlling interest related to unit holders	3,681		784	—
Funds From Operations	$259,900		$160,628	$192,749
Per Common Share — Diluted:
Net Income Available	$0.52		$0.31	$0.58
Funds From Operations	$0.61		$0.63	$0.89
Weighted Average Shares — Diluted	423,297		256,023	215,979
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
The following reconciles NOI to Net Income each of the periods presented (in thousands):

	Year Ended December 31,
	2017	2016	2015
Net income	$219,959	$80,104	$125,629
Fee income	(8,632)	(8,347)	(7,297)
Other income	(11,518)	(1,050)	(828)
Reimbursed expenses	3,527	3,259	3,430
General and administrative expenses	27,523	25,592	16,918
Interest expense	33,524	26,650	22,735
Depreciation and amortization	196,745	97,948	71,625
Acquisition and transaction costs	1,661	24,521	299
Other expenses	1,796	5,888	1,181
(Gain) loss on extinguishment of debt	(2,258)	5,180	—
Income from unconsolidated joint ventures	(47,115)	(10,562)	(8,302)
Gain on sale of investment properties	(133,059)	(77,114)	(80,394)
Income from discontinued operations	—	(19,163)	(31,297)
Net Operating Income	$282,153	$152,906	$113,699

Liquidity and Capital Resources
Our primary short-term and long-term liquidity needs include the following:

•	property and land acquisitions;

•	expenditures on development projects;

•	building improvements, tenant improvements, and leasing costs;

•	principal and interest payments on indebtedness; and

•	operating partnership distributions and common stock dividends.
We may satisfy these needs with one or more of the following:

•	net cash from operations;

•	proceeds from the sale of assets;

•	borrowings under our credit facilities;

•	proceeds from mortgage notes payable;

•	proceeds from construction loans;

•	proceeds from unsecured loans;

•	proceeds from offerings of debt or equity securities; and

•	joint venture formations.
Financial Condition
A key component of our strategy is to maintain a conservative balance sheet with leverage and liquidity that enables us to be positioned for future growth. Our conservative balance sheet was a factor in our ability to complete the Parkway Transactions. Our net debt to EBITDA ratio at December 31, 2017 was 3.75, and as of December 31, 2016, it was 5.22. As of December 31, 2017, we had no amounts outstanding under our Credit Facility and $1 million drawn under our letters of credit, with the ability to borrow an additional $499 million under our Credit Facility. We also had $205.7 million in cash, cash equivalents, and restricted cash on hand and available for future investment at December 31, 2017. Subsequent to year end, we closed a new revolving Credit Facility under which we may borrow up to $1 billion that replaced the existing Credit Facility. On January 22, 2018, the Term Loan was amended to make the financial covenants consistent with those of the New Credit Facility.
Contractual Obligations and Commitments
At December 31, 2017, we were subject to the following contractual obligations and commitments (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual Obligations:
Company debt:
Mortgage notes payable	$498,764	$9,347	$66,876	$108,300	$314,241
Unsecured Senior Notes	350,000	—	—	—	350,000
Interest commitments (1)	204,645	31,876	61,359	51,588	59,822
Term Loan	250,000	—	—	250,000	—
Ground leases	207,450	2,321	4,660	4,748	195,721
Other operating leases	833	348	383	102	—
Unsecured Credit Facility	—	—	—	—	—
Total contractual obligations	$1,511,692	$43,892	$133,278	$414,738	$919,784
Commitments:
Unfunded development and tenant improvement commitments	$46,832	$44,563	$2,269	$—	$—
Performance bonds	2,498	2,498	—	—	—
Letters of credit	1,000	1,000	—	—	—
Total commitments	$50,330	$48,061	$2,269	$—	$—

(1)	Interest on variable rate obligations is based on rates effective as of December 31, 2017.
In addition, we have several standing or renewable service contracts mainly related to the operation of our buildings. These contracts were entered into in the ordinary course of business and are generally one year or less. These contracts are not included in the above table and are usually reimbursed in whole or in part by tenants.

Other Mortgage Loan Information
In 2017, we had the following mortgage loan activity:

•	Repaid in full, without penalty, the $128.0 million One Eleven Congress mortgage note.

•	Repaid in full, without penalty, the $101.0 million San Jacinto Center mortgage note.

•	Repaid in full, without penalty, the $52.0 million Two Buckhead Plaza mortgage note.

•	Repaid in full, without penalty, the $77.9 million 3344 Peachtree mortgage note.

•	Used the proceeds from the sale of the ACS Center to repay in full, without penalty, the $127.0 million ACS Center mortgage note.
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

•	Repaid in full the $98.1 million 191 Peachtree Tower mortgage loan in connection with a sale of the building and paid a $3.7 million prepayment penalty.

•	Assumed $635.2 million of mortgage debt in connection with the Merger at a weighted average stated interest rate of 5.2%.

•	Repaid $251.9 million of the assumed mortgage debt, which included the legal defeasance of a $20.2 million mortgage loan.
Our existing mortgage debt is primarily non-recourse, fixed-rate mortgage loans secured by various real estate assets. Many of our non-recourse mortgages contain covenants which, if not satisfied, could result in acceleration of the maturity of the debt. We expect to either refinance the non-recourse mortgage loans at maturity or repay the mortgage loans with proceeds from other financings. As of December 31, 2017, the weighted average interest rate on our consolidated debt was 3.61%.
Credit Facility Information
Our $500 million Credit Facility was scheduled to mature in May 2019. Interest on the Credit Facility was based on the London Interbank Offered Rate (“LIBOR”) plus a spread, based on our leverage ratio, as defined in the Credit Facility. At December 31, 2017, we had no amounts drawn on the facility and a total available borrowing capacity of $499 million. The amount that we may draw is a defined calculation based on our unencumbered assets and other factors and is reduced by both letters of credit and borrowings outstanding.
The Credit Facility included customary events of default, including, but not limited to, the failure to pay any interest or principal when due, the failure to perform under covenants of the credit agreement, incorrect or misleading representations or warranties, insolvency or bankruptcy, change of control, the occurrence of certain ERISA events and certain judgment defaults. The Credit Facility contained restrictive covenants pertaining to our operations, including limitations on the amount of debt that may be incurred, the sale of assets, transactions with affiliates, dividends and distributions. The Credit Facility also included certain financial covenants (as defined in the agreement) that required, among other things, the maintenance of an unencumbered interest coverage ratio of at least 2.00; a fixed charge coverage ratio of 1.50; and a leverage ratio of no more than 60%.
On January 3, 2018, we entered into a Fourth Amended and Restated Credit Agreement (the "New Credit Facility") under which we may borrow up to $1 billion if certain conditions are satisfied. The New Credit Facility recasts the Credit Facility by:

•	Increasing the size from $500 million to $1 billion;

•	Extending the maturity date from May 28, 2019 to January 3, 2023;

•	Reducing certain per annum variable interest rate spreads and other fees;

•
Providing for the expansion of the facility by an additional $500 million for total availability of $1.5 billion, subject to receipt of additional commitments from lenders and other customary conditions;

•	Decreasing the minimum spread over LIBOR from 1.10% to 1.05%;

•	Removing the $90 million investment entity cap;

•	Removing the Unsecured Debt Limit removed and replacing it with an unsecured leverage ratio limit;

•	Removing the minimum shareholder's equity requirement;

•	Decreasing the Consolidated Unencumbered Interest coverage ratio from 2.0 to 1.75; and

•	Removing the Consolidated Secured Recourse debt limitation and replacing it with maintaining a Secured Leverage Ratio of 40% or less.

Unsecured Senior Notes
In 2017, we closed a $350 million private placement of senior unsecured notes, which were funded in two tranches. The first tranche of $100 million was funded in April 2017, has a 10-year maturity, and has a fixed annual interest rate of 4.09%. The second tranche of $250 million was funded in July 2017, has an 8-year maturity, and has a fixed annual interest rate of 3.91%. We used the proceeds from the private placement to repay mortgages that were set to mature during 2017.
Term Loan
During 2016, we obtained a $250 million Term Loan that matures on December 2, 2021. The Term Loan contains financial covenants substantially consistent with those of the Credit Facility. The Term Loan bears interest at the London Interbank Offered Rate (“LIBOR”) plus a spread, based on our leverage ratio, as defined in the Term Loan. On January 22, 2018, the Term Loan was amended to make the financial covenants consistent with those of the New Credit Facility.
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
Cash Flows
We report and analyze our cash flows based on operating activities, investing activities and financing activities. Cash and cash equivalents, including restricted cash, were $205.7 million, $51.3 million, and $6.3 million at December 31, 2017, 2016, and 2015, respectively. The following table sets forth the changes in cash flows (in thousands):

	Year Ended December 31,			2017 to 2016 Change	2016 to 2015 Change
	2017	2016	2015
Net cash provided by operating activities	$211,649	$117,702	$154,302	$93,947	$(36,600)
Net cash provided by investing activities	112,110	465,849	35,103	(353,739)	430,746
Net cash used in financing activities	(169,335)	(538,537)	(188,140)	369,202	(350,397)
The reasons for significant increases and decreases in cash flows between the periods are as follows:
Cash Flows from Operating Activities. Cash provided by operating activities increased $93.9 million between the 2017 and 2016 periods primarily as a result of the operations related to the properties added in the Parkway Transactions, offset by the loss of operating cash flow from assets sold in 2016 and 2017. Cash provided by operating activities decreased $36.6 million between the 2016 and 2015 periods primarily as a result of payment of expenses associated with the Parkway Transactions and the timing of payment of property expenses.
Cash Flows from Investing Activities. Cash flows provided by investing activities decreased $353.7 million between the 2017 and 2016 periods primarily from a decrease in cash provided by investment property sales, an increase in cash used in development and tenant improvement expenditures, and cash and restricted cash acquired in the merger with Parkway in 2016.

These decreases were offset by an increase in cash generated from unconsolidated joint ventures. Cash flows from investing activities increased $430.7 million between the 2016 and 2015 periods primarily from an increase in cash provided by investment property sales and in cash and restricted cash acquired in the merger with Parkway in 2016.
Cash Flows from Financing Activities. Cash flows used in financing activities decreased $369.2 million between the 2017 and 2016 periods as a result of an increase in net debt repayments, a decrease in distributions to noncontrolling interest holders, and a decrease in distributions to Parkway, Inc. in connection with the Spin-Off, offset by proceeds from a common stock issuance in 2017. Cash flows from financing activities decreased $350.4 million between 2016 and 2015 periods primarily as a result of an increase in payments to noncontrolling interest holders and cash distributed to New Parkway in connection with the Spin-Off.
Capital Expenditures
We incur capital expenditures related to our real estate assets that include the acquisition of properties, the development of new properties, the redevelopment of existing or newly purchased properties, leasing costs for new or replacement tenants and ongoing property repairs and maintenance.
Capital expenditures for assets we develop or acquire and then hold and operate are included in the property acquisition, development, and tenant asset expenditures line item within investing activities on the statements of cash flows. Amounts accrued are removed from the table below (accrued capital expenditures adjustment) to show the components of these costs on a cash basis. Components of expenditures included in this line item for the years ended December 31, 2017, 2016 and 2015 are as follows (in thousands):

	2017	2016	2015
Projects under development	$173,698	$109,760	$52,015
Operating properties—building improvements	103,332	30,718	83,615
Operating properties—leasing costs	32,689	50,030	28,052
Land held for investment	—	—	8,098
Capitalized interest	8,303	4,696	3,579
Capitalized salaries	7,918	6,248	7,146
Accrued capital expenditures adjustment	(5,965)	(7,918)	2,483
Total property acquisition, development and tenant asset expenditures	$319,975	$193,534	$184,988
Capital expenditures increased $126.4 million between December 31, 2017 and 2016 primarily due to an increase in projects under development, building improvement expenditures, and leasing costs. Capital expenditures increased $8.5 million between 2016 and 2015 primarily due to an increase in projects under development and leasing costs, offset by a decrease in building improvement expenditures. Leasing costs, as well as some of the tenant improvements and capitalized personnel costs, are a function of the number and size of executed new and renewed leases. The amount of tenant improvements and leasing costs on a per square foot basis for 2017, 2016 and 2015 were as follows:

	2017	2016	2015
New leases	$7.49	$6.10	$5.90
Renewal leases	$4.03	$3.88	$2.15
Expansion leases	$6.31	$5.51	$6.32
The amounts of tenant improvement and leasing costs on a per square foot basis vary by lease and by market. Given the level of expected leasing and renewal activity, in future periods, we expect tenant improvements and leasing costs per square foot to remain consistent with those experienced during 2017.
Dividends. We paid cash dividends on our common stock of $99.2 million, $50.5 million, and $69.2 million in 2017, 2016, and 2015, respectively. We funded these dividends with cash provided by operating activities. We declared and paid our fourth quarter 2016 dividend in the amount of $0.06 per share in January 2017, which partially accounts for the increase in common dividends paid in 2017 as compared to 2016 and which accounts for the decrease in common dividends paid in 2016 as compared to 2015. We expect to fund our quarterly distributions to common stockholders with cash provided by operating activities, proceeds from investment property sales, distributions from unconsolidated joint ventures and indebtedness, if necessary.
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
Effects of Inflation
We attempt to minimize the effects of inflation on income from operating properties by providing periodic fixed-rent increases and/or pass-through of certain operating expenses of properties to tenants or, in certain circumstances, rents tied to tenants’ sales.
Off Balance Sheet Arrangements
General. We have a number of off balance sheet joint ventures with varying structures, as described in note 6 to our consolidated financial statements. The joint ventures in which we have an interest are involved in the ownership and/or development of real estate. A venture will fund capital requirements or operational needs with cash from operations or financing proceeds. If additional capital is deemed necessary, a venture may request a contribution from the partners, and we will evaluate such request. Except as previously discussed, based on the nature of the activities conducted in these ventures, management cannot estimate with any degree of accuracy amounts that we may be required to fund in the short or long-term. However, management does not believe that additional funding of these ventures will have a material adverse effect on our financial condition or results of operations.
Debt. At December 31, 2017, our unconsolidated joint ventures had aggregate outstanding indebtedness to third parties of $338.6 million. These loans are mortgage or construction loans, most of which are non-recourse to us, except as described below. In addition, in certain instances, we provide “non-recourse carve-out guarantees” on these non-recourse loans. Certain of these loans have variable interest rates, which creates exposure to the ventures in the form of market risk due to interest rate changes. We guarantee 12.5% of the loan amount related to the Carolina Square construction loan, which has a lending capacity of $79.8 million, and $64.4 million outstanding as of December 31, 2017.

Item 7A.	Quantitative and Qualitative Disclosure about Market Risk
Our primary exposure to market risk results from our debt, which bears interest at both fixed and variable rates. We attempt to mitigate this risk by limiting our debt exposure in total and our maturities in any one year and weighting more towards fixed-rate debt in our portfolio. The fixed rate debt obligations limit the risk of fluctuating interest rates. At December 31, 2017, we had $848.8 million of fixed rate debt outstanding at a weighted average interest rate of 3.86%. At December 31, 2016, we had $994.7 million of fixed rate debt outstanding at a weighted average interest rate of 4.87%. The amount of fixed-rate debt outstanding decreased and the weighted average interest rate decreased from 2016 to 2017 as a result of the 2017 repayment of loans assumed in the Parkway Transactions, which had higher interest rates. These loans were replaced with unsecured senior notes that closed in 2017 and have lower interest rates. See note 9 of the notes to consolidated financial statements included in this Annual Report on Form 10-K for additional information regarding 2017 debt activity.
At December 31, 2017, we had $250.0 million of variable rate debt outstanding, which consisted of the Credit Facility with no outstanding balance at an interest rate of 2.66% and a $250.0 million term loan with an interest rate of 2.76%. As of December 31, 2016, we had $384.0 million of variable rate debt outstanding, which consisted of $134.0 million of the Credit Facility at a weighted average interest rate of 1.87% and a $250.0 million term loan with a weighted average interest rate of 1.97%. Based on our average variable rate debt balances in 2017, interest incurred would have increased by $3.1 million in 2017 if these interest rates had been 1% higher.
The following table summarizes our market risk associated with notes payable as of December 31, 2017. It includes the principal maturing, an estimate of the weighted average interest rates on those expected principal maturity dates and the fair values of the Company’s fixed and variable rate notes payable. Fair value was calculated by discounting future principal payments at estimated rates at which similar loans could have been obtained at December 31, 2017. The information presented below should be read in conjunction with note 9 of notes to consolidated financial statements included in this Annual Report on Form 10-K. We did not have a significant level of notes receivable at December 31, 2017, and the table does not include information related to notes receivable.

($ in thousands)	2018	2019	2020	2021	2022	Thereafter	Total	Estimated Fair Value
Notes Payable:
Fixed Rate	$9,347	$33,051	$33,824	$11,258	$97,043	$664,241	$848,764	$845,534
Average Interest Rate	3.92%	3.95%	5.27%	3.73%	4.21%	3.74%	3.86%
Variable Rate	$—	$—	$—	$250,000	$—	$—	$250,000	$250,000
Average Interest Rate (1)	—	—	—	2.76%	—	—	2.76%
(1) Interest rates on variable rate notes payable are equal to the variable rates in effect on December 31, 2017.

Item 8.	Financial Statements and Supplementary Data
The consolidated financial statements, notes to consolidated financial statements, and report of independent registered public accounting firm are included on pages F-1 through F-33.
The following selected quarterly financial information (unaudited) for the years ended December 31, 2017 and 2016 should be read in conjunction with the consolidated financial statements and notes thereto included herein (in thousands, except per share amounts):

	Quarters
	First	Second	Third	Fourth
2017	(Unaudited)
Revenues	$119,879	$119,035	$113,159	$114,112
Income from unconsolidated joint ventures	581	40,320	2,461	3,753
Gain (loss) on sale of investment properties	(70)	119,832	(33)	13,330
Income from continuing operations	4,858	170,945	12,285	31,871
Net income	4,858	170,945	12,285	31,871
Net income available to common stockholders	4,751	168,089	12,067	31,368
Basic and diluted net income per common share	$0.01	$0.40	$0.03	$0.07

	Quarters
	First	Second	Third	Fourth
2016	(Unaudited)
Revenues	$47,942	$48,305	$48,672	$114,292
Income from unconsolidated joint ventures	1,834	1,784	1,527	5,418
Gain (loss) on sale of investment properties	14,190	(246)	—	63,169
Income from continuing operations	14,694	242	2,920	43,085
Discontinued operations	8,101	7,523	8,737	(5,198)
Net income	22,796	7,765	11,657	37,887
Net income available to common stockholders	22,796	7,765	11,657	36,892
Basic and diluted net income per common share	$0.11	$0.04	$0.06	$0.10
The above quarterly information may not sum to full year information due to rounding. Other financial statements and financial statement schedules required under Regulation S-X are filed pursuant to Item 15 of Part IV of this report. The amounts presented in 2016 have been restated from previous period presentations due to reclassifications related to discontinued operations. See note 3 in the notes to the consolidated financial statements for further detail.
During 2017 and 2016, our quarterly results varied as a result of the timing of the sales of assets, which generated gains within quarters of each year and as a result of the effects of the Parkway Transactions. These gains were recorded within gain (loss) on sale of investment properties, income (loss) from discontinued operations and income from unconsolidated joint ventures.

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
Management, under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. The framework on which the assessment was based is described in “Internal Control – Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, we concluded that we maintained effective internal control over financial reporting as of December 31, 2017. Deloitte & Touche LLP, our independent registered public accounting firm, issued an opinion on the effectiveness of our internal control over financial reporting as of December 31, 2017, which follows this report of management.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Cousins Properties Incorporated

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Cousins Properties Incorporated and subsidiaries (the "Company") as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2017, of the Company and our report dated February 7, 2018, expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

Atlanta, Georgia
February 7, 2018

Item 9B.	Other Information
None.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by Items 401, 405, 406, and 407 of Regulation S-K is presented in item X in part I above and is included under the captions “Proposal 1 - Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement relating to the 2018 Annual Meeting of the Registrant’s Stockholders, and is incorporated herein by reference. The Company has a Code of Business Conduct and Ethics (the “Code”) applicable to its Board of Directors and all of its employees. The Code is publicly available on the “Investor Relations” page of its website site at www.cousinsproperties.com. Section 1 of the Code applies to the Company’s senior executive and financial officers and is a “code of ethics” as defined by applicable SEC rules and regulations. If the Company makes any amendments to the Code other than technical, administrative or other non-substantive amendments, or grants any waivers, including implicit waivers, from a provision of the Code to the Company’s senior executive or financial officers, the Company will disclose on its website the nature of the amendment or waiver, its effective date and to whom it applies. There were no amendments or waivers during 2017.

Item 11.	Executive Compensation
The information required by Items 402 and 407 of Regulation S-K is included under the captions “Executive Compensation” “Director Compensation” and "Compensation Committee Interlocks and Insider Participation" in the Proxy Statement relating to the 2018 Annual Meeting of the Registrant’s Stockholders is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information under the captions “Beneficial Ownership of Common Stock” and "Equity Compensation Plan Information" in the Proxy Statement relating to the 2018 Annual Meeting of the Registrant’s Stockholders is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information under the caption “Certain Transactions” and “Director Independence” in the Proxy Statement relating to the 2018 Annual Meeting of the Registrant’s Stockholders is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
The information under the caption “Summary of Fees to Independent Registered Public Accounting Firm” in the Proxy Statement relating to the 2018 Annual Meeting of the Registrant’s Stockholders has fee information for fiscal years 2017 and 2016 and is incorporated herein by reference.
PART IV
Item 15. Exhibits and Financial Statement Schedules

(a)	1. Financial Statements

A.	The following consolidated financial statements of the Registrant, together with the applicable report of independent registered public accounting firm, are filed as a part of this report:

2.	Financial Statement Schedule
The following financial statement schedule for the Registrant is filed as a part of this report:

Page Number
A. Schedule III—Real Estate and Accumulated Depreciation—December 31, 2017	S-1 through S-3
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

2.2
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

2.3
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

10(a)(v)*	Form of Change in Control Severance Agreement, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 31, 2007, and incorporated herein by reference.

10(a)(vi)*
Amendment No. 1 to the Cousins Properties Incorporated 1999 Incentive Stock Plan, filed as Exhibit 10(a)(ii) to the Registrant’s Form 10-Q for the quarter ended March 31, 2008, and incorporated herein by reference.

10(a)(vii)*
Amendment No. 4 to the Cousins Properties Incorporated 2005 Restricted Stock Unit Plan dated September 8, 2008, filed as Exhibit 10(a)(xiii) to the Registrant’s Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

10(a)(viii)*
Amendment No. 5 to the Cousins Properties Incorporated 2005 Restricted Stock Unit Plan dated February 16, 2009, filed as Exhibit 10(a)(xiv) to the Registrant’s Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

10(a)(ix)*	Form of Amendment Number One to Change in Control Severance Agreement filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated May 12, 2009, and incorporated herein by reference.

10(a)(x)*
Amendment Number 6 to the Cousins Properties Incorporated 2005 Restricted Stock Unit Plan filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated May 12, 2009, and incorporated herein by reference.

10(a)(xi)*
Form of Cousins Properties Incorporated Cash Long Term Incentive Award Certificate filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated May 12, 2009, and incorporated herein by reference.

10(a)(xii)*
Cousins Properties Incorporated 2009 Incentive Stock Plan, as approved by the Stockholders on May 12, 2009, filed as Annex B to the Registrant’s Proxy Statement dated April 3, 2009, and incorporated herein by reference.

10(a)(xiii)*
Cousins Properties Incorporated Director Non-Incentive Stock Option and Stock Appreciation Right Certificate under the Cousins Properties Incorporated 2009 Incentive Stock Plan, filed as Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended June 30, 2009, and incorporated herein by reference.

10(a)(xiv)*
Cousins Properties Incorporated 2009 Incentive Stock Plan – Form of Key Employee Non-Incentive Stock Option Certificate filed as Exhibit 10(a)(xxi) to the Registrant’s Form 10-K for the year ended December 31, 2009, and incorporated herein by reference.

10(a)(xv)*	Form of New Change in Control Severance Agreement, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 7, 2011, and incorporated herein by reference.

10(a)(xvi)*
Form of Amendment Number Two to Change in Control Severance Agreement, filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 7, 2011, and incorporated herein by reference.

10(a)(xvii)*
Cousins Properties Incorporated 2009 Incentive Stock Plan – Form of Key Employee Non-Incentive Stock Option Certificate filed as Exhibit 10(a)(xxvi) to the Registrant’s Form 10-K for the year ended December 31, 2010, and incorporated herein by reference.

10(a)(xviii)*
Cousins Properties Incorporated 2009 Incentive Stock Plan – Form of Key Employee Incentive Stock Option Certificate filed as Exhibit 10(a)(xxvii) to the Registrant’s Form 10-K for the year ended December 31, 2010, and incorporated herein by reference.

10(a)(xix)*
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

10(a)(xxi)*
Cousins Properties Incorporated 2005 Restricted Stock Unit Plan — Form of Restricted Stock Unit Certificate for 2015-2017 Performance Period, filed as Exhibit 10(a)(xxxiii) to the Registrant's Form 10-K for the year ended December 31, 2014, and incorporated herein by reference.

10(a)(xxii)*
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

10(a)(xxiv)*
Form of Amendment Number One to Change in Control Severance Agreement, filed as Exhibit 10(a)(xxxvi) to the Registrant's Form 10-K for the year ended December 31, 2015, and incorporated herein by reference.

10(a)(xxv)*
Cousins Properties Incorporated 2005 Restricted Stock Unit Plan — Form of Restricted Stock Unit Certificate for 2017-2019 Performance Period, filed as Exhibit 10(a)(xxxvii) to the Registrant's Form 10-K for the year ended December 31, 2016, and incorporated herein by reference.

10(a)(xxvi)*
Cousins Properties Incorporated 2009 Incentive Stock Plan – Form of Stock Grant Certificate, filed as Exhibit 10(a)(xxxviii) to the Registrant's Form 10-K for the year ended December 31, 2016, and incorporated herein by reference.

10(a)(xxvii)*	Form of New Change in Control Severance Agreement, filed as Exhibit 10.1 to the Registrant's Current Report on Form 10-Q filed on July 27, 2017, and incorporated herein by reference.

10(a)(xxviii)*
Form of Amendment Number One to Change in Control Severance Agreement, filed as Exhibit 10.2 to the Registrant's Current Report on Form 10-Q filed on July 27, 2017, and incorporated herein by reference.

10(a)(xxix)*
Form of Amendment Number Three to Change in Control Severance Agreement, filed as Exhibit 10.2 to the Registrant's Current Report on Form 10-Q filed on July 27, 2017, and incorporated herein by reference.

10(a)(xxx)*†	Cousins Properties Incorporated 2005 Restricted Stock Unit Plan — Form of Restricted Stock Unit Certificate for 2017-2020 Performance Period.

10(a)(xxxi)*†	Cousins Properties Incorporated 2005 Restricted Stock Unit Plan — Form of Restricted Stock Unit Certificate for 2018-2020 Performance Period.

10(a)(xxxii)*†	Cousins Properties Incorporated 2009 Incentive Stock Plan – Form of Stock Grant Certificate.

10(a)(xxxiii)*†	Cousins Properties Incorporated 2005 Restricted Stock Unit Plan — Form of Restricted Stock Unit Certificate for 2017-2020 Performance Period.

10(g)	Form of Indemnification Agreement, filed as Exhibit 10.1 to the Registrant’s Form 8-K dated June 18, 2007, and incorporated herein by reference.

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

10(l)
Second Amendment to Third Amended and Restated Credit Agreement, dated as of December 1, 2016, among the Registrant, the co-borrowers from time to time party thereto, the lenders party thereto, and Bank of America, N.A., as administrative agent, filed as Exhibit 10(1) to the Registrant's Form 10-K for the year ended December 31, 2016, and incorporated herein by reference.

10(m)
Term Loan Agreement, dated as of December 2, 2016, among the Registrant, the co-borrowers from time to time party thereto, the lenders party thereto, and Bank of America, N.A., as administrative agent, filed as Exhibit 10(m) to the Registrant's Form 10-K for the year ended December 31, 2016, and incorporated herein by reference.

10(n)†
Fourth Amended and Restated Credit Agreement dated as of January 3, 2018, among Cousins Properties LP, as the Borrower, Cousins Properties Incorporated, as the Parent and a Guarantor, Certain Consolidated Entities of The Parent From Time to Time Designated by the Parent as Guarantors Hereunder, collectively, with the Borrower, as the Borrower Parties, Certain Consolidated Entities of The Parent From Time to Time Designated by the Parent as Guarantors Hereunder, as Guarantors, JPMORGAN CHASE BANK, N.A., as Syndication Agent, a Swing Line Lender and an L/C Issuer, BANK OF AMERICA, N.A., as Administrative Agent, a Swing Line Lender and an L/C Issuer, SUNTRUST BANK, as Documentation Agent, a Swing Line Lender and an L/C Issuer, and The Other Lenders Party Hereto WELLS FARGO BANK, NATIONAL ASSOCIATION, PNC BANK, NATIONAL ASSOCIATION, U.S. BANK NATIONAL ASSOCIATION, CITIZENS BANK, NATIONAL ASSOCIATION and MORGAN STANLEY SENIOR FUNDING, INC.,as Co-Documentation Agents. J.P. MORGAN CHASE BANK, N.A., MERRILL LYNCH, PIERCE, FENNER & SMITH INCORPORATED and SUNTRUST ROBINSON HUMPHREY, INC., as Joint Lead Arrangers and Joint Bookrunners, filed as Exhibit 10(n).

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

Cousins Properties Incorporated (Registrant)
Dated:	February 7, 2018
		BY:	/s/ Gregg D. Adzema
Gregg D. Adzema
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Capacity	Date
/s/ Lawrence L. Gellerstedt III	Chief Executive Officer and	February 7, 2018
Lawrence L. Gellerstedt III	Chairman of the Board (Principal Executive Officer)

/s/ Gregg D. Adzema	Executive Vice President and	February 7, 2018
Gregg D. Adzema	Chief Financial Officer (Principal Financial Officer)

/s/ John D. Harris, Jr.	Senior Vice President, Chief	February 7, 2018
John D. Harris, Jr.	Accounting Officer, Treasurer and Assistant Secretary (Principal Accounting Officer)

/s/ Charles T. Cannada	Director	February 7, 2018
Charles T. Cannada

/s/ Edward M. Casal	Director	February 7, 2018
Edward M. Casal

/s/ Robert M. Chapman	Director	February 7, 2018
Robert M. Chapman

/s/ Lillian C. Giornelli	Director	February 7, 2018
Lillian C. Giornelli

/s/ S. Taylor Glover	Lead Independent Director	February 7, 2018
S. Taylor Glover

/s/ Donna W. Hyland	Director	February 7, 2018
Donna W. Hyland

	Director	February 7, 2018
Brenda J. Mixson

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of
Cousins Properties Incorporated

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Cousins Properties Incorporated and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2017, the related notes and the financial statement schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 7, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Atlanta, Georgia
February 7, 2018
We have served as the Company's auditor since 2002.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands, except share and per share amounts)

	December 31,
	2017	2016
Assets:
Real estate assets:
Operating properties, net of accumulated depreciation of $275,977 and $215,856 in 2017 and 2016, respectively	$3,332,619	$3,432,522
Projects under development	280,982	162,387
Land	4,221	4,221
	3,617,822	3,599,130

Cash and cash equivalents	148,929	35,687
Restricted cash	56,816	15,634
Notes and accounts receivable, net of allowance for doubtful accounts of $535 and $1,167 in 2017 and 2016, respectively	14,420	27,683
Deferred rents receivable	58,158	39,464
Investment in unconsolidated joint ventures	101,414	179,397
Intangible assets, net of accumulated amortization of $104,931 and $53,483 in 2017 and 2016, respectively	186,206	245,529
Other assets	20,854	29,083
Total assets	$4,204,619	$4,171,607
Liabilities:
Notes payable	$1,093,228	$1,380,920
Accounts payable and accrued expenses	137,909	109,278
Deferred income	37,383	33,304
Intangible liabilities, net of accumulated amortization of $28,960 and $12,227 in 2017 and 2016, respectively	70,454	89,781
Other liabilities	40,534	44,084
Total liabilities	1,379,508	1,657,367
Commitments and contingencies
Equity:
Stockholders' investment:
Preferred stock, $1 par value, 20,000,000 shares authorized, 6,867,357 shares issued and outstanding in 2017 and 2016	6,867	6,867
Common stock, $1 par value, 700,000,000 shares authorized, 430,349,620 and 403,746,938 shares issued in 2017 and 2016, respectively	430,350	403,747
Additional paid-in capital	3,604,776	3,407,430
Treasury stock at cost, 10,329,082 shares in 2017 and 2016	(148,373)	(148,373)
Distributions in excess of cumulative net income	(1,121,647)	(1,214,114)
Total stockholders' investment	2,771,973	2,455,557
Nonredeemable noncontrolling interests	53,138	58,683
Total equity	2,825,111	2,514,240
Total liabilities and equity	$4,204,619	$4,171,607

See notes to consolidated financial statements.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share amounts)

	Year Ended December 31,
	2017	2016	2015
Revenues:
Rental property revenues	$446,035	$249,814	$196,244
Fee income	8,632	8,347	7,297
Other	11,518	1,050	828
	466,185	259,211	204,369
Expenses:
Rental property operating expenses	163,882	96,908	82,545
Reimbursed expenses	3,527	3,259	3,430
General and administrative expenses	27,523	25,592	16,918
Interest expense	33,524	26,650	22,735
Depreciation and amortization	196,745	97,948	71,625
Acquisition and transaction costs	1,661	24,521	299
Other	1,796	5,888	1,181
	428,658	280,766	198,733
Gain (loss) on extinguishment of debt	2,258	(5,180)	—
Income (loss) from continuing operations before unconsolidated joint ventures and gain (loss) on sale of investment properties	39,785	(26,735)	5,636
Income from unconsolidated joint ventures	47,115	10,562	8,302
Income (loss) from continuing operations before gain on sale of investment properties	86,900	(16,173)	13,938
Gain on sale of investment properties	133,059	77,114	80,394
Income from continuing operations	219,959	60,941	94,332
Income from discontinued operations:
Income from discontinued operations	—	19,163	31,848
Loss on sale from discontinued operations	—	—	(551)
Income from discontinued operations	—	19,163	31,297
Net income	219,959	80,104	125,629
Net income attributable to noncontrolling interests	(3,684)	(995)	(111)
Net income available to common stockholders	$216,275	$79,109	$125,518
Per common share information — basic:
Income from continuing operations for common stockholders	$0.52	$0.24	$0.44
Income from discontinued operations for common stockholders	—	0.07	0.14
Net income available to common stockholders	$0.52	$0.31	$0.58
Per common share information — diluted:
Income from continuing operations for common stockholders	$0.52	$0.24	$0.44
Income from discontinued operations for common stockholders	—	0.07	0.14
Net income available to common stockholders	$0.52	$0.31	$0.58
Weighted average shares — basic	415,610	253,895	215,827
Weighted average shares — diluted	423,297	256,023	215,979
Dividends declared per common share	$0.30	$0.24	$0.32

See notes to consolidated financial statements.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except per share data)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Treasury Stock	Distributions in Excess of Cumulative Net Income	Stockholders’ Investment	Nonredeemable Noncontrolling Interests	Total Equity
Balance December 31, 2014	$—	$220,083	$1,720,972	$(86,840)	$(180,757)	$1,673,458	$—	$1,673,458

Net income	—	—	—	—	125,518	125,518	111	125,629
Common stock issued pursuant to stock based compensation	—	173	(245)	—	—	(72)	—	(72)
Amortization of stock options and restricted stock, net of forfeitures	—	—	1,473	—	—	1,473	—	1,473
Distributions to nonredeemable noncontrolling interests	—	—	—	—	—	—	(111)	(111)
Repurchase of common stock	—	—	—	(47,790)	—	(47,790)	—	(47,790)
Common dividends ($0.32 per share)	—	—	—	—	(69,196)	(69,196)	—	(69,196)
Other	—	—	24	—	—	24	—	24
Balance December 31, 2015	—	220,256	1,722,224	(134,630)	(124,435)	1,683,415	—	1,683,415

Net income	—	—	—	—	79,109	79,109	995	80,104
Securities issued in merger	6,867	183,207	1,683,076	—	—	1,873,150	76,858	1,950,008
Noncontrolling interest in assets acquired in merger	—	—	—	—	—	—	292,337	292,337
Common stock issuance pursuant to stock based compensation	—	280	224	—	—	504	—	504
Spin-off of New Parkway	—	—	—	—	(1,118,240)	(1,118,240)	(22,821)	(1,141,061)
Amortization of stock options and restricted stock, net of forfeitures	—	(35)	1,683	—	—	1,648	—	1,648
Common stock redemption by unit holders	—	39	223	—	—	262	(262)	—
Contributions from nonredeemable noncontrolling interests	—	—	—	—	—	—	4,126	4,126
Distributions to nonredeemable noncontrolling interests	—	—	—	—	—	—	(292,550)	(292,550)
Repurchase of common stock	—	—	—	(13,743)	—	(13,743)	—	(13,743)
Common dividends ($0.24 per share)	—	—	—	—	(50,548)	(50,548)	—	(50,548)
Balance December 31, 2016	6,867	403,747	3,407,430	(148,373)	(1,214,114)	2,455,557	58,683	2,514,240

Net income	—	—	—	—	216,275	216,275	3,684	219,959
Common stock offering, net of issuance costs	—	25,000	186,774	—	—	211,774	—	211,774
Common stock issued pursuant to stock based -- compensation	—	403	(279)	—	—	124	—	124
Spin-off of Parkway, Inc.	—	—	—	—	545	545	—	545
Common stock redemption by unit holders	—	1,203	8,865	—	—	10,068	(10,068)	—
Amortization of stock options and restricted stock, net of forfeitures	—	(3)	1,986	—	—	1,983	—	1,983
Contributions from nonredeemable noncontrolling interest	—	—	—	—	—	—	2,646	2,646
Distributions to nonredeemable noncontrolling interest	—	—	—	—	—	—	(1,807)	(1,807)
Common dividends ($0.30 per share)	—	—	—	—	(124,353)	(124,353)	—	(124,353)
Balance December 31, 2017	$6,867	$430,350	$3,604,776	$(148,373)	$(1,121,647)	$2,771,973	$53,138	$2,825,111

See notes to consolidated financial statements.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)

	Year Ended December 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$219,959	$80,104	$125,629
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of investment properties	(133,059)	(77,114)	(79,843)
(Gain) loss on extinguishment of debt	(2,258)	5,180	—
Depreciation and amortization, including discontinued operations	196,745	145,293	135,462
Amortization of deferred financing costs and premium/discount on notes payable	(2,139)	(1,595)	1,423
Stock-based compensation expense, net of forfeitures	2,994	2,152	1,473
Effect of non-cash adjustments to rental revenues	(40,410)	(25,873)	(26,475)
Income from unconsolidated joint ventures	(47,115)	(10,562)	(8,302)
Operating distributions from unconsolidated joint ventures	11,065	14,184	11,664
Other	—	4,526	(263)
Changes in other operating assets and liabilities:
Change in other receivables and other assets, net	11,456	2,156	(10,937)
Change in operating liabilities	(5,589)	(20,749)	4,471
Net cash provided by operating activities	211,649	117,702	154,302

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from investment property sales	370,944	622,643	225,307
Proceeds from sale of interest in unconsolidated joint venture	12,514	—	—
Property acquisition, development, and tenant asset expenditures	(319,975)	(193,534)	(184,988)
Investment in unconsolidated joint ventures	(20,080)	(28,531)	(9,985)
Purchase of tenant-in-common interest	(13,382)	—	—
Distributions from unconsolidated joint ventures	75,506	949	4,651
Cash and restricted cash acquired in merger with Parkway Properties, Inc.	—	93,753	—
Investments in marketable securities	—	(21,190)	—
Change in notes receivable and other assets	6,583	(8,241)	118
Net cash provided by investing activities	112,110	465,849	35,103

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facility	589,300	716,800	355,900
Repayment of credit facility	(723,300)	(674,800)	(404,100)
Proceeds from notes payable	350,000	870,000	—
Repayment of notes payable	(495,913)	(907,300)	(22,851)
Cash distributed to Parkway, Inc.	—	(192,755)	—
Payment of deferred financing costs	(2,074)	—	—
Common stock issued, net of expenses	211,521	—	8
Repurchase of common stock	—	(13,743)	(47,790)
Common dividends paid	(99,151)	(50,548)	(69,196)
Contributions from noncontrolling interests	2,646	4,126	—
Distributions to nonredeemable noncontrolling interests	(1,807)	(286,122)	(111)
Other	(557)	(4,195)	—
Net cash used in financing activities	(169,335)	(538,537)	(188,140)
NET INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	154,424	45,014	1,265
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	51,321	6,307	5,042
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$205,745	$51,321	$6,307
See notes to consolidated financial statements.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of Business: Cousins Properties Incorporated (“Cousins”), a Georgia corporation, is a self-administered and self-managed real estate investment trust (“REIT”). Cousins conducts substantially all of its business through Cousins Properties, LP ("CPLP"). Cousins owns approximately 98% of CPLP and consolidates CPLP. CPLP owns Cousins TRS Services LLC ("CTRS") a taxable entity which owns and manages its own real estate portfolio and performs certain real estate related services for other parties.
Cousins, CPLP, CTRS and their subsidiaries (collectively, the “Company”) develop, acquire, lease, manage, and own primarily Class A office properties and opportunistic mixed-use developments in Sunbelt markets with a focus on Georgia, Texas, Arizona, Florida, and North Carolina. As of December 31, 2017, the Company’s portfolio of real estate assets consisted of interests in 14.2 million square feet of office space and 310,000 square feet of mixed-use space.
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
For the three years ended December 31, 2017, there were no items of other comprehensive income. Therefore, no presentation of comprehensive income is required.
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
In 2017, the Company transferred the right to sell a building to a special purpose entity to facilitate a potential Section 1031 exchange under the Internal Revenue Code of 1986, as amended (the "Code"), and the special purpose entity sold the building and retained the proceeds therefrom. To realize the tax deferral available under the Section 1031 exchange, the Company must complete the Section 1031 exchange, and take title to the to-be-exchanged building within 180 days of the disposition date. The Company has determined that this entity is a VIE, and the Company is the primary beneficiary. Therefore, the Company consolidates this entity. As of December 31, 2017, this VIE had total assets of $56.7 million, no significant liabilities, and no significant cash flows. In addition, the Company considers CPLP to be a VIE with the Company as the primary beneficiary.
Recently Issued Accounting Standards: In May 2014, the FASB issued ASU 2014-09 ("ASC 606"), "Revenue from Contracts with Customers." Under the new guidance, companies will recognize revenue when the seller satisfies a performance obligation, which would be when the buyer takes control of the good or service. ASU 2015-14 (collectively with ASU 2014-09, "ASC 606"), "Revenue from Contracts with Customers," was subsequently issued modifying the effective date to periods beginning after December 15, 2017, with early adoption permitted for periods beginning after December 15, 2016. The standard allows for either "full retrospective" adoption, meaning the standard is applied to all of the periods presented, or "modified retrospective" adoption, meaning the standard is applied only to the most recent period presented in the financial statements. The Company adopted this guidance using the “modified retrospective” method effective January 1, 2018. The classification of certain non-lease components of revenue from leases may be impacted by the new revenue standard upon the adoption of the new leasing standard beginning January 1, 2019 (see below). The Company has determined that the adoption of ASC 606 will not require any material adjustments to the consolidated financial statements but will result in additional disclosures related to disaggregation of revenue streams beginning in the first quarter of 2018.
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
In August 2016, the FASB issued ASU 2016-15, "Classification of Certain Cash Receipts and Cash Payments" ("ASU 2016-15") which updated ASC Topic 230, "Statement of Cash Flows." ASU 2016-15 clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows to reduce diversity in practice with respect to (i) debt prepayment or debt extinguishment costs, (ii) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, (iii) contingent consideration payments made after a business combination, (iv) proceeds from the settlement of insurance claims, (v) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, (vi) distributions received from equity method investees, (vii) beneficial interests in securitization transactions, and (viii) separately identifiable cash flows and application of the predominance principle. ASU 2016-15 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017, with early adoption permitted. The Company adopted this standard in the fourth quarter of 2017 with retrospective application to the consolidated statements of cash flows. The Company elected to use the nature of distributions approach for distributions from its equity method investments, under which it classifies the distribution received on the basis of the nature of the activity that generated the distribution. The adoption of this new approach resulted in an increase in net cash provided by operating activities and a decrease in net cash provided by investing activities of $6.4 million and $2.9 million for the years ended December 31, 2016 and 2015, respectively.
In November 2016, the FASB issued ASU 2016-18, "Restricted Cash" ("ASU 2016-18") which updated ASC Topic 230, "Statement of Cash Flows." ASU 2016-18 requires companies to include restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This update is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017, with early adoption permitted. The Company has early adopted this standard in the fourth quarter of 2017, which resulted in an increase in net cash provided by investing activities by $11.3 million for the year ended December 31, 2016 and a decrease in net cash provided by operating and investing activities by $263,000 and $475,000, respectively, for the year ended December 31, 2015.
Effective January 1, 2017, the Company adopted ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting." Under this ASU, the additional paid-in capital pool is eliminated, and an entity recognizes all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement. This ASU also eliminated the requirement to defer recognition of an excess tax benefit until all benefits are realized through a reduction to taxes payable. In the first quarter of 2017, the Company changed the treatment of excess tax benefits as operating cash flows in the statement of cash flows. This ASU also stipulates that cash payments to tax authorities in connection with shares withheld to meet statutory tax withholding requirements be presented as a financing activity in the statement of cash flows. This ASU was adopted prospectively, prior periods have not been restated to conform to the current period presentation.
In January 2017, the FASB issued ASU 2017-01, "Clarifying the Definition of a Business," which provides a more narrow definition of a business to be used in determining the accounting treatment of an acquisition. As a result, many acquisitions that previously qualified as business combinations will be treated as asset acquisitions. For asset acquisitions, acquisition costs may be capitalized, and the purchase price may be allocated on a relative fair value basis. ASU 2017-01 is effective prospectively for the Company on January 1, 2018, with early adoption permitted. The Company adopted this standard in 2017 and expects that most of its future acquisitions will qualify as asset acquisitions.
In February 2017, the FASB issued ASU No. 2017-05, “Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets” (“ASU 2017-05”). ASU 2017-05 updates the definition of an “in substance nonfinancial asset” and clarifies the derecognition guidance for nonfinancial assets to conform with the new revenue recognition standard. Among other things, ASU 2017-05 requires companies to recognize 100% of the gain on the transfer of a nonfinancial asset to an entity in which it has a noncontrolling interest. ASU 2017-05 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017. The Company adopted this guidance using the "modified retrospective" method effective on January 1, 2018. As a result of the adoption of ASU 2017-05, the Company recorded a cumulative effect from change in accounting principle which credited distributions in excess of cumulative net income by $24.3 million. This cumulative effect adjustment resulted from the 2013 transfer of a wholly-owned property to an entity in which it had a noncontrolling interest.
In May 2017, FASB issued ASU 2017-09, "Scope of Modification Accounting," which amends the scope of modification accounting for share-based payment arrangements and provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718, "Compensation—Stock Compensation." This update is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017, with early adoption permitted. The Company adopted this standard on January 1, 2018. Adoption of the standard did not have a material impact on the Company's financial statements.

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
Discontinued Operations: Assets held for sale or disposals representing strategic shifts in operations are reflected in discontinued operations. During 2015, there were no held for sale assets or disposals that represented a strategic shift in operations. During 2016, the Company completed a spin-off as described in note 3. The Company considered this disposition to be a strategic shift in operations and reclassified the historical operations of the assets included in the spin-off into discontinued operations on the consolidated statements of operations. During 2017, there were no assets held for sale or disposals that represented a strategic shift in operations. The Company ceases depreciation of a property when it is categorized as held for sale.
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
Revenue Recognition
Rental Property Revenues: The Company recognizes contractual revenues from leases on a straight-line basis over the term of the respective lease. Certain of these leases also provide for percentage rents based upon the level of sales achieved by the lessee. Percentage rents are recognized once the specified sales target is achieved. In addition, leases typically provide for reimbursement of the tenants' share of real estate taxes, insurance, and other operating expenses to the Company. Operating expense reimbursements are recognized as the related expenses are incurred. During 2017, 2016, and 2015, the Company recognized $67.2 million, $90.2 million, and $93.3 million, respectively, in revenues, including discontinued operations, from tenants related to operating expenses.
The Company makes valuation adjustments to all tenant-related accounts receivable based upon its estimate of the likelihood of collectibility of amounts due from the tenant. The amount of any valuation adjustment is based on the tenant’s credit and business risk, history of payment, and other factors considered by management.

Fee Income: The Company recognizes development, management and leasing fees when earned. The Company recognizes development and leasing fees received from unconsolidated joint ventures and related salaries and other direct costs incurred by the Company as income and expense based on the percentage of the joint venture which the Company does not own. Correspondingly, the Company adjusts its investment in unconsolidated joint ventures when fees are paid to the Company by a joint venture in which the Company has an ownership interest. See note 6 for more information related to fee income recognized from unconsolidated joint ventures.
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
Income Taxes
Cousins has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). To qualify as a REIT, Cousins must distribute annually at least 90% of its adjusted taxable income, as defined in the Code, to its stockholders and satisfy certain other organizational and operating requirements. It is management’s current intention to adhere to these requirements and maintain Cousins’ REIT status. As a REIT, Cousins generally will not be subject to federal income tax at the corporate level on the taxable income it distributes to its stockholders. If Cousins fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes at regular corporate rates and may not be able to qualify as a REIT for four subsequent taxable years. Cousins may be subject to certain state and local taxes on its income and property, and to federal income taxes on its undistributed taxable income.
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
Cash and Cash Equivalents
Cash and cash equivalents include unrestricted cash and highly-liquid money market instruments. Highly-liquid money market instruments include securities and repurchase agreements with original maturities of three months or less, money market mutual funds, and United States Treasury Bills with maturities of 30 days or less.

Restricted Cash
Restricted Cash includes escrow accounts held by lenders to pay real estate taxes, earnest money paid in connection with future acquisitions, and proceeds from property sales held by qualified intermediaries for potential like-kind exchanges in accordance with Section 1031 of the Code.
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
On October 7, 2016, pursuant to the Merger Agreement and the Separation, Distribution and Transition Services Agreement, dated as of October 5, 2016 , by and among Cousins, Parkway, Parkway, Inc. ("New Parkway"), and certain other parties thereto, Cousins distributed pro rata to its common and limited voting preferred stockholders, including legacy Parkway common and limited voting stockholders, all of the outstanding shares of common and limited voting stock, respectively, of New Parkway, a newly-formed entity that included the combined businesses relating to the ownership of real properties in Houston, Texas and certain other businesses of Parkway (the "Spin-Off"). In the Spin-Off, Cousins distributed one share of New Parkway common or limited voting stock for every eight shares of common or limited voting preferred stock of Cousins held of record as of the close of business on October 6, 2016. New Parkway became an independent public company.
The acquisition was accounted for using the acquisition method of accounting in accordance with Accounting Standards Codification, or ASC 805, "Business Combinations," with the Company as the accounting acquirer, which requires, among other things, that the assets acquired and liabilities assumed be recognized at their acquisition date fair value. The total value of the transaction was based on the closing stock price of the Company's common stock on October 5, 2016, the day immediately prior to the closing of the Merger, of $10.19 per share. Based on the shares issued in the transaction and on the units of CPLP effectively issued to the outside unit holders in the transaction, the total fair value of the assets and liabilities assumed in the Merger was $2.0 billion. The Company incurred $1.7 million and $24.5 million in expenses related to the Merger during the years ended December 31, 2017 and 2016, respectively.
Management engaged a third party valuation specialist to assist with the fair value assessment, which included an allocation of the purchase price. The third party used cash flow analysis as well as an income approach and a cost approach to determine the fair value of assets acquired.

The final purchase price was allocated as follows (in thousands):

Real estate assets	$3,429,895
Cash	63,193
Restricted cash	30,560
Notes and other receivables	35,945
Investment in unconsolidated joint ventures	68,432
Intangible assets	329,894
Other assets	10,491
3,968,410

Notes payable	1,473,810
Accounts payable and accrued expenses	133,839
Intangible liabilities	106,480
Other liabilities	11,936
Nonredeemable noncontrolling interests (excluding CPLP)	292,337
2,018,402

Total purchase price	$1,950,008
The allocation of fair value of assets acquired and liabilities assumed has changed by an immaterial amount from the allocation previously reported. The changes were based on information about the assets and liabilities obtained subsequent to the prior reporting date through October 6, 2017, one year after the closing date of the Merger. The changes did not have a significant impact on the purchase price allocation, the consolidated balance sheet, or the consolidated results of operations.The Merger accounted for $68.7 million of consolidated revenue and $9.0 million in consolidated net income as reported for 2016.
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
As a result of the Spin-Off, the historical results of operations of the Company's properties that were contributed to New Parkway have been presented as discontinued operations in the consolidated statements of operations and comprehensive income. The above pro forma information is presented prior to the discontinued operations reclassification. Discontinued operations include transaction costs of $6.3 million incurred in 2016 as a result of the Spin-Off.

The following is a summary of the assets and liabilities transferred to New Parkway as part of the Spin-Off (in thousands):

Real estate assets	$1,696,080
Cash	192,755
Notes and other receivables	43,752
Intangible assets	143,294
Other assets	6,669
2,082,550

Notes payable	803,769
Accounts payable and accrued expenses	56,055
Intangible liabilities	59,424
Other liabilities	22,241
941,489

Noncontrolling interest	22,821

Net assets in Spin-off to New Parkway	$1,118,240
The following table includes a summary of discontinued operations of the Company for the years ended December 31, 2016 and 2015. There were no dispositions that met this criteria in 2017.

	2016	2015
Rental property revenues	$136,927	$176,828
Rental property operating expenses	(58,336)	(73,630)
Other revenues	288	450
Interest expense	(6,022)	(7,988)
Depreciation and amortization	(47,345)	(63,791)
Other expenses	(6,349)	(21)
Income from discontinued operations	$19,163	$31,848

Loss on sale of discontinued operations, net	$—	$(551)

Cash provided by operating activities	$42,604	$76,395
Cash used in investing activities	$(30,067)	$(55,085)

4.    REAL ESTATE TRANSACTIONS
Dispositions
The Company sold the following properties in 2017, 2016, and 2015 ($ in thousands):

Property	Property Type	Location	Square Feet	Sales Price
2017
American Cancer Society Center	Office	Atlanta, GA	996,000	$166,000
Bank of America Center, One Orlando Centre, --and Citrus Center	Office	Orlando, FL	1,038,000	$208,100
2016
Post Oak Central	Office	Houston, TX	1,280,000	(1)
Greenway Plaza	Office	Houston, TX	4,348,000	(1)
191 Peachtree	Office	Atlanta, GA	1,225,000	$267,500
Two Liberty Place	Office	Philadelphia, PA	941,000	$219,000
Lincoln Place	Office	Miami, FL	140,000	$80,000
The Forum	Office	Atlanta, GA	220,000	$70,000
100 North Point Center East	Office	Atlanta, GA	129,000	$22,000

2015
2100 Ross	Office	Dallas, TX	844,000	$131,000
200, 333, and 555 North Point Center East	Office	Atlanta, GA	411,000	$70,300
The Points at Waterview	Office	Dallas, TX	203,000	$26,800

(1) Properties distributed to New Parkway in the Spin-Off.
The Company sold the properties noted above in 2017, 2016, and 2015 as part of its ongoing investment strategy of exiting non-core markets and recycling investment capital to fund investment activity.
5.    NOTES AND ACCOUNTS RECEIVABLE
At December 31, 2017 and 2016, notes and accounts receivables included the following (in thousands):

	2017	2016
Notes receivable	$465	$3,921
Allowance for doubtful accounts related to notes receivable	—	(414)
Tenant and other receivables	14,490	24,929
Allowance for doubtful accounts related to tenant and other receivables	(535)	(753)
	$14,420	$27,683
At December 31, 2017 and 2016, the fair value of the Company’s notes receivable approximated the cost basis. Fair value was calculated by discounting future cash flows from the notes receivable at estimated rates in which similar loans would have been made at December 31, 2017 and 2016. The estimate of the rate, which is the most significant input in the discounted cash flow calculation, is intended to replicate notes of similar type and maturity. This fair value calculation is considered to be a Level 3 calculation under the accounting guidelines, as the Company utilizes internally generated assumptions regarding current interest rates at which similar instruments would be executed.
6. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES
The following information summarizes financial data and principal activities of the Company’s unconsolidated joint ventures. The information included in the following table entitled summary of financial position is as of December 31, 2017 and 2016. The information included in the summary of operations table is for the years ended December 31, 2017, 2016, and 2015 (in thousands).

	Total Assets		Total Debt		Total Equity (Deficit)		Company's Investment
SUMMARY OF FINANCIAL POSITION	2017	2016	2017	2016	2017	2016	2017		2016
Terminus Office Holdings	$261,999	$268,242	$203,131	$207,545	$48,033	$49,476	$24,898		$25,686
DC Charlotte Plaza LLLP	53,791	17,940	—	—	42,853	17,073	22,293		8,937
Carolina Square Holdings LP	106,580	66,922	64,412	23,741	33,648	34,173	19,384		18,325
Charlotte Gateway Village, LLC	124,691	119,054	—	—	121,386	116,809	14,568		11,796
HICO Victory Center LP	14,403	14,124	—	—	14,401	13,869	9,752		9,506
HICO Avalon II, LLC	6,379	—	—	—	6,303	—	4,931		—
CL Realty, L.L.C.	8,287	8,047	—	—	8,127	7,899	2,980		3,644
AMCO 120 WT Holdings, LLC	18,066	10,446	—	—	16,354	9,136	1,664		184
Temco Associates, LLC	4,441	4,368	—	—	4,337	4,253	875		829
EP II LLC	277	67,754	—	44,969	180	21,743	44		17,606
EP I LLC	521	78,537	—	58,029	319	18,962	25		18,551
Courvoisier Centre JV, LLC	—	172,197	—	106,500	—	69,479	—		11,782
111 West Rio Building	—	59,399	—	12,852	—	32,855	—		52,206
Wildwood Associates	16,337	16,351	—	—	16,297	16,314	(1,151)	(1)	(1,143)	(1)
Crawford Long - CPI, LLC	27,362	27,523	71,047	72,822	(44,815)	(45,928)	(21,323)	(1)	(21,866)	(1)
Other	—	—	—	—	—	—	—		345
	$643,134	$930,904	$338,590	$526,458	$267,423	$366,113	$78,940		$156,388

	Total Revenues			Net Income (Loss)			Company's Share of Net Income (Loss)
SUMMARY OF OPERATIONS	2017	2016	2015	2017	2016	2015	2017	2016	2015
EP I LLC	$4,123	$12,239	$12,558	$45,115	$2,294	$3,177	$28,667	$1,684	$2,197
EP II LLC	2,644	5,376	1,264	13,008	(1,187)	(638)	9,756	(878)	(466)
Charlotte Gateway Village, LLC	26,465	34,156	33,724	9,528	14,536	12,737	4,764	2,194	1,183
Terminus Office Holdings	43,959	42,386	40,250	6,307	4,608	2,789	3,153	2,303	1,395
Crawford Long - CPI, LLC	12,079	12,113	12,291	3,171	2,743	2,820	1,572	1,372	1,416
CL Realty, L.L.C.	2,964	567	855	2,668	237	424	536	128	220
Courvoisier Centre JV, LLC	15,106	3,968	—	(1,750)	(489)	—	521	(93)	—
Carolina Square Holdings LP	2,701	58	—	(532)	9	—	522	—	—
HICO Victory Center LP	429	383	262	431	376	204	225	187	102
Temco Associates, LLC	192	1,343	9,485	123	440	2,358	46	502	2,351
DC Charlotte Plaza LLLP	2	47	—	2	45	—	1	24	—
HICO Avalon II, LLC	—	—	—	(69)	—	—	—	—	—
AMCO 120 WT Holdings, LLC	—	—	—	58	—	—	—	—	—
Wildwood Associates	—	—	—	(116)	(140)	(120)	(58)	(70)	(59)
111 West Rio Building	—	4,219	—	—	3,926	—	(2,590)	2,906	—
Other	—	—	—	—	—	(40)	—	303	(37)
	$110,664	$116,855	$110,689	$77,944	$27,398	$23,711	$47,115	$10,562	$8,302
(1) Negative balances are included in deferred income on the consolidated balance sheets.
Terminus Office Holdings LLC ("TOH") – TOH is a 50-50 joint venture between the Company and institutional investors advised by J.P. Morgan Asset Management ("JPM") which owns and operates two office buildings in Atlanta, Georgia. TOH has two non-recourse mortgage loans totaling $203.1 million that mature on January 1, 2023. The weighted average interest rate on these fixed rate loans is 4.68%. Operating cash flows and proceeds from capital transactions of TOH are allocated to the partners equally until JPM receives an agreed upon return, after which the Company may receive an additional promoted interest. The assets of the venture in the above table include a cash balance of $7.4 million at December 31, 2017.
DC Charlotte Plaza LLLP ("Charlotte Plaza") - Charlotte Plaza is a 50-50 joint venture between the Company and Dimensional Fund Advisors ("DFA") formed to develop DFA's 282,000 square foot regional headquarters building in Charlotte, North Carolina. Capital contributions and distributions of cash flow are made equally in accordance with each partner's partnership interest. The assets of the venture in the above table include a cash balance of $611,000 at December 31, 2017.
Carolina Square Holdings LP ("Carolina Square") - Carolina Square is a 50-50 joint venture between the Company and NR 123 Franklin LLC ("Northwood Ravin") formed for the purpose of developing and constructing a mixed-use property in Chapel Hill, North Carolina. Carolina Square also entered into a construction loan agreement, secured by the project, to fund future construction costs. The loan bears interest at LIBOR plus 1.90% and matures on May 1, 2018. The Company and Northwood Ravin will each guarantee 12.5% of the outstanding loan amount and guarantee completion of the project. As of December 31, 2017, the outstanding balance of the construction loan was $64.4 million. The assets of the venture in the table above include a cash balance of $1.5 million at December 31, 2017.
Charlotte Gateway Village, LLC ("Gateway") – Gateway is a 50-50 joint venture between the Company and Bank of America Corporation (“BOA”), which owns and operates Gateway Village, a 1.1 million square foot office building in Charlotte, North Carolina. Through December 1, 2016, Gateway’s net income or loss and cash distributions were allocated to the members as follows: first to the Company so that it received a cumulative compounded return equal to 11.46% on its capital contributions, second to BOA until it received an amount equal to the aggregate amount distributed to the Company, and then 50% to each member. After December 1, 2016, net income and cash flows are allocated 50% to each until the Company receives a 17% internal rate of return; thereafter, cash flows are allocated 80% to BOA and 20% to the Company. The Company’s total project return on Gateway is ultimately limited to an internal rate of return of 17% on its invested capital. Gateway had a fully-amortizing, non-recourse mortgage loan which matured on December 1, 2016. The assets of the venture in the above table include a cash balance of $12.1 million at December 31, 2017.
HICO Victory Center LP ("HICO") – HICO is a joint venture between the Company and Hines Victory Center Associates Limited Partnership ("Hines Victory"), formed for the purpose of acquiring and subsequently developing an office parcel in Dallas, Texas. Pursuant to the joint venture agreement, all pre-development expenditures, other than land, are funded equally by the partners. The Company funded 75% of the cost of land while Hines Victory funded 25%. If the partners decide to commence construction of an office building, the capital accounts and economics of the venture will be adjusted such that the Company will own at least 90% of the venture and Hines will own up to 10%. As of December 31, 2017, the Company accounted for its investment in HICO under the equity method because it does not control the activities of the venture. If the partners decide to construct an office building within the venture, the Company expects to consolidate the venture. The assets of the venture in the table above include a cash balance of $230,000 at December 31, 2017.
HICO Avalon II, LLC ("AVALON II") - In 2017, Avalon II, a joint venture between the Company and Hines Avalon II Investor, LLC ("Hines II") was formed for the purpose of acquiring and potentially developing an office building in Alpharetta, Georgia. Pursuant to the joint venture agreement, all predevelopment expenditures are funded 75% by Cousins and 25% by Hines II. The Company has accounted for its investment in Avalon II using the equity method as the Company does not currently control the activities of the venture. If the partners decide to commence construction of an office building, the capital accounts and economics of the venture will be adjusted such that the Company will own 90% of the venture and Hines II will own 10%. Additionally, Cousins will have control over the operational aspects of the venture, and the Company expects to consolidate the venture at this time. The assets of the venture in the table above include a cash balance of $114,000 at December 31, 2017.
CL Realty, L.L.C. ("CL Realty") – CL Realty is a 50-50 joint venture between the Company and Forestar Realty Inc. ("Forestar"), that owns a parcel of land in Texas. The assets of the venture in the above table include a cash balance of $741,000 at December 31, 2017.
AMCO 120 WT Holdings, LLC ("Cousins AMCO") - Cousins AMCO is a joint venture between the Company, with a 20% interest, and affiliates of AMLI Residential (“AMLI”), with an 80% interest, formed to develop 120 West Trinity, a mixed-use property in Decatur, Georgia. The property is expected to contain approximately 30,000 square feet of office space, 10,000 square feet of retail space and 330 apartment units. Initial contributions to the joint venture for the purchase of land were funded entirely by AMLI. Subsequent contributions are funded in proportion to the members' percentage interests. The Company accounts for its investment in this joint venture under the equity method as it does not currently control the activities of the venture. The assets of the venture in the above table include a cash balance of $1,000 at December 31, 2017.
Temco Associates, LLC ("Temco") – Temco is a 50-50 joint venture between the Company and Forestar, that owns a golf course in Georgia. The assets of the venture in the above table include a cash balance of $261,000 at December 31, 2017.
EP I LLC ("EP I") and EP II LLC ("EP II") – EP I and EP II are joint ventures between the Company, with a 75% ownership interest, and Lion Gables Realty Limited Partnership (“Gables”), with a 25% ownership interest, which owned Emory Point, a mixed-use property in Atlanta, Georgia. In 2017, EP I and EP II sold Emory Point for a combined gross sales price of $199.0 million. After repayment of debt, the Company received a distribution of $70.0 million and recognized a gain of $37.9 million, which is recorded in income from unconsolidated joint ventures. The assets of the ventures in the above table include a cash balance of $751,000 at December 31, 2017.
Courvoisier Centre JV, LLC ("Courvoisier") - Courvoisier was a joint venture between the Company, with a 20% interest, and Spanish Key LLC, with an 80% interest, that owned Courvoisier Centre, a 343,000 square foot, two-building office property in Miami, Florida. In 2017, the Company sold its 20% interest in Courvoisier Centre for $12.6 million and recognized a gain of $716,000 in a transaction that valued its interest in the property at $33.9 million, prior to deduction for existing mortgage debt.
Cousins W Rio Salado, LLC ("111 West Rio") - 111 West Rio, a wholly-owned subsidiary of the Company, owned a 74.6% interest in the American Airlines Building, a 225,000 square foot office building located in the Tempe submarket of Phoenix, Arizona. American Airlines owned the remaining 25.4% interest in the building. In 2017, the Company purchased American Airlines' interest in the building for $19.6 million. As a result, the Company changed its accounting for the 111 West Rio building from the equity method to the consolidated method. Upon consolidation, the Company recognized a $3.5 million loss and recorded this amount in income from unconsolidated joint ventures.
Wildwood Associates ("Wildwood") – Wildwood is a 50-50 joint venture between the Company and IBM which owns 22 acres of undeveloped land in the Wildwood Office Park in Atlanta, Georgia. At December 31, 2017, the Company’s investment in Wildwood was a credit balance of $1.2 million. This credit balance resulted from cumulative distributions from Wildwood over time that exceeded the Company’s basis in its contributions, and essentially represents deferred gain not recognized at venture formation. This credit balance will decline as the venture’s remaining land is sold. The Company does not have any obligation to fund Wildwood’s working capital needs. The assets of the venture in the above table include a cash balance of $74,000 at December 31, 2017.
Crawford Long—CPI, LLC ("Crawford Long") – Crawford Long is a 50-50 joint venture between the Company and Emory University that owns the Emory University Hospital Midtown Medical Office Tower, a 358,000 square foot medical office building located in Atlanta, Georgia. Crawford Long has a $71.0 million, 3.5% fixed rate mortgage note which matures on June 1, 2023. The assets of the venture in the above table include a cash balance of $1.6 million at December 31, 2017.
Austin 300 Colorado Project, LP ("300 Colorado") - In 2018, 300 Colorado, a joint venture between the Company, 3C Block 28 Partners, LP ("3CB"), and 3C RR Xylem, LP ("3CRR") was formed for the purpose of developing a 309,000 square foot office building in Austin, Texas. The Company owns a 50% interest in the venture, 3CB owns a 34.5% interest, and 3CRR owns a 15.5% interest. Upon formation, 3CB and 3CRR contributed land for use by the joint venture in the development project, the Company contributed $6.0 million in cash, and 300 Colorado assumed a ground lease for an additional parcel of land.
At December 31, 2017, the Company's unconsolidated joint ventures had aggregate outstanding indebtedness to third parties of $338.6 million. These loans are mortgage or construction loans, most of which are non-recourse to the Company, except as described above. In addition, in certain instances, the Company provides “non-recourse carve-out guarantees” on these non-recourse loans.
The Company recognized $7.2 million, $7.4 million, and $6.0 million of development, leasing, and management fees, including salary and expense reimbursements, from unconsolidated joint ventures in 2017, 2016, and 2015, respectively. See note 2, fee income, for a discussion of the accounting treatment for fees and reimbursements from unconsolidated joint ventures.
7.    INTANGIBLE ASSETS
At December 31, 2017 and 2016, intangible assets included the following (in thousands):

	2017	2016
In-place leases, net of accumulated amortization of $91,548 and $46,899 in 2017 and 2016, respectively	$139,548	$185,251
Above-market tenant leases, net of accumulated amortization of $13,038 and $6,515 in 2017 and 2016, respectively	26,917	40,260
Below-market ground lease, net of accumulated amortization of $345 and $69 in 2017 and 2016, respectively	18,067	18,344
Goodwill	1,674	1,674
	$186,206	$245,529
Aggregate net amortization expense related to intangible assets and liabilities was $42.4 million, $24.0 million, and $23.7 million for the years ended December 31, 2017, 2016, and 2015, respectively. Over the next five years and thereafter, aggregate amortization of these intangible assets and liabilities is anticipated to be as follows (in thousands):

	Below Market Rents	Above Market Ground Lease	Below Market Ground Lease	Above Market Rents	In Place Leases	Total
2018	$(13,464)	$(46)	$481	$6,364	$33,455	$26,790
2019	(11,914)	(46)	464	5,438	26,563	20,505
2020	(10,817)	(46)	449	4,537	21,693	15,816
2021	(9,036)	(46)	435	3,444	16,745	11,542
2022	(6,402)	(46)	421	2,348	11,529	7,850
Thereafter	(17,056)	(1,535)	15,817	4,786	29,563	31,575
	$(68,689)	$(1,765)	$18,067	$26,917	$139,548	$114,078
Weighted average remaining lease term	4 years	38 years	66 years	4 years	5 years	14 years
The following is a summary of goodwill activity for the years ended December 31, 2017 and 2016 (in thousands):

	2017	2016
Beginning Balance	$1,674	$3,647
Allocated to property sales and Spin-Off	—	(1,973)
Ending Balance	$1,674	$1,674
8.    OTHER ASSETS
At December 31, 2017 and 2016, other assets included the following (in thousands):

	2017	2016
Furniture, fixtures and equipment, leasehold improvements, and other deferred costs, net of accumulated depreciation of $21,925 and $23,135 in 2017 and 2016, respectively	$12,241	$15,773
Prepaid expenses and other assets	3,902	8,432
Lease inducements, net of accumulated amortization of $978 and $1,278 in 2017 and 2016, respectively	3,126	2,517
Line of credit deferred financing costs, net of accumulated amortization of $3,119 and $2,264 in 2017 and 2016, respectively	1,213	2,182
Predevelopment costs and earnest money	372	179
	$20,854	$29,083
Lease inducements are incentives paid to tenants in conjunction with leasing space, such as moving costs, sublease arrangements of prior space and other costs. These amounts are amortized into rental revenues over the individual underlying lease terms.
Predevelopment costs represent amounts that are capitalized related to predevelopment projects that the Company determined are probable of future development.

9.    NOTES PAYABLE
The following table summarizes the terms of notes payable outstanding at December 31, 2017 and 2016 (in thousands):

Description	Interest Rate	Maturity *	2017	2016
Term Loan, unsecured	2.76%	2021	$250,000	$250,000
Senior Notes, unsecured	3.91%	2025	250,000	—
Fifth Third Center	3.37%	2026	146,557	149,516
Colorado Tower	3.45%	2026	120,000	120,000
Promenade	4.27%	2022	102,355	105,342
Senior Notes, unsecured	4.09%	2027	100,000	—
816 Congress	3.75%	2024	83,304	84,872
Meridian Mark Plaza	6.00%	2020	24,038	24,522
The Pointe	4.01%	2019	22,510	22,945
Credit Facility, unsecured	2.66%	2019	—	134,000
One Eleven Congress	6.08%	2017	—	128,000
The American Cancer Society Center	6.45%	2017	—	127,508
San Jacinto	6.05%	2017	—	101,000
3344 Peachtree	4.75%	2017	—	78,971
Two Buckhead Plaza	6.43%	2017	—	52,000
			$1,098,764	$1,378,676
Unamortized premium, net			219	6,792
Unamortized loan costs			(5,755)	(4,548)
Total Notes Payable			$1,093,228	$1,380,920

*Weighted average maturity of notes payable outstanding at December 31, 2017 was 6.7 years.
Credit Facility
As of December 31, 2017, the Company had a $500 million senior unsecured line of credit (the "Credit Facility") that was scheduled to mature on May 28, 2019. The Credit Facility contained financial covenants that required, among other things, the maintenance of an unencumbered interest coverage ratio of at least 2.00; a fixed charge coverage ratio of at least 1.50; an overall leverage ratio of no more than 60%; and a minimum shareholders' equity in an amount equal to $1.0 billion, plus a portion of the net cash proceeds from certain equity issuances. The Credit Facility also contained customary representations and warranties and affirmative and negative covenants, as well as customary events of default.
The interest rate applicable to the Credit Facility varied according to the Company’s leverage ratio, and was, at the election of the Company, determined based on either (1) the current London Interbank Offered Rate ("LIBOR") plus a spread of between 1.10% and 1.45%, based on leverage or (2) the greater of Bank of America's prime rate, the federal funds rate plus 0.50% or the one-month LIBOR plus 1.0% (the “Base Rate”), plus a spread of between 0.10% and 0.45%, based on leverage. The Company also paid an annual facility fee on the total commitments under the Credit Facility of between 0.15% and 0.30% based on leverage.
At December 31, 2017, the Credit Facility's spread over LIBOR was 1.1%. The amount that the Company had available to be drawn under the Credit Facility was a defined calculation based on the Company's unencumbered assets and other factors. The total available borrowing capacity under the Credit Facility was $499.0 million at December 31, 2017.
New Credit Facility
On January 3, 2018, the Company entered into a Fourth Amended and Restated Credit Agreement (the "New Credit Facility") under which the Company may borrow up to $1 billion if certain conditions are satisfied.
The New Credit Facility recasts the Credit Facility by:

•	Increasing the size from $500 million to $1 billion;

•	Extending the maturity date from May 28, 2019 to January 3, 2023;

•	Reducing certain per annum variable interest rate spreads and other fees;

•
Providing for the expansion of the New Facility by an additional $500 million for total availability of $1.5 billion, subject to receipt of additional commitments from lenders and other customary conditions;

•	Decreasing the minimum spread over LIBOR 1.10% to 1.05%;

•	Removing the $90 million investment entity cap;

•	Removing the Unsecured Debt Limit and replacing it with an unsecured leverage ratio limit;

•	Removing the Minimum Shareholder's Equity requirement;

•	Decreasing the Consolidated Unencumbered Interest Coverage ratio from 2.0 to 1.75; and

•	Removing the Consolidated Secured Recourse Debt Limitation and replacing it with maintaining a Secured Leverage Ratio of 40% or less.
The New Credit Facility did not change the other financial covenants from those of the Credit Facility.
The interest rate applicable to the New Credit Facility varies according to the Company's leverage ratio, and may, at the election of the Company, be determined based on either (1) the current LIBOR plus the applicable spread detailed below, or (2) the greater of Bank of America's prime rate, the federal funds rate plus 0.50% or the one-month LIBOR plus 1.0% (the "Base Rate"), plus the applicable spread detailed below. Fees on letters of credit issued under the New Credit Facility are payable at an annual rate equal to the spread applicable to loans bearing interest based on LIBOR. The Company also pays an annual facility fee on the total commitments under the New Credit Facility. The pricing spreads and the facility fee under the New Credit Facility are as follows:

Leverage Ratio	Applicable % Spread for LIBOR Loans	Applicable % Spread for Base Rate Loans	Annual Facility Fee %
≤ 35%	1.05%	0.10%	0.15%
> 35% but ≤ 40%	1.10%	0.15%	0.20%
> 40% but ≤ 45%	1.20%	0.20%	0.20%
> 45% but ≤ 50%	1.20%	0.20%	0.25%
> 50%	1.45%	0.45%	0.30%
The New Credit Facility also provides for alternative pricing spreads and facility fees which would be available to the Company on any date after it obtains an investment grade credit rating.
Term Loan
The Company has a $250 million unsecured term loan (the "Term Loan") that matures on December 2, 2021. Through January 21, 2018, the Term Loan contained financial covenants substantially consistent with those of the Credit Facility. On January 22, 2018, the Term Loan was amended to make the financial covenants consistent with those of the New Credit Facility. The interest rate applicable to the Term Loan varies according to the Company’s leverage ratio, and may, at the election of the Company, be determined based on either (1) the current London Interbank Offered Rate ("LIBOR") plus a spread of between 1.20% and 1.70%, based on leverage or (2) the greater of Bank of America's prime rate, the federal funds rate plus 0.50% or the one-month LIBOR plus 1.0% (the “Base Rate”), plus a spread of between 0.00% and 0.75%, based on leverage. At December 31, 2017, the Term Loan's spread over LIBOR was 1.2%.
Unsecured Senior Notes
In 2017, the Company closed a $350 million private placement of senior unsecured notes, which were funded in two tranches. The first tranche of $100 million has a 10-year maturity and has a fixed annual interest rate of 4.09%. The second tranche of $250 millionhas an 8-year maturity and has a fixed annual interest rate of 3.91%.
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
Mortgage Loan Information
In 2017, the Company repaid in full, without penalty, the $128.0 million One Eleven Congress mortgage note, the $101.0 million San Jacinto Center mortgage note, the $52.0 million Two Buckhead Plaza mortgage note, and the $77.9 million 3344

Peachtree mortgage note. In connection with these repayments, the Company recorded gains on extinguishment of debt of $2.6 million, which represented the unamortized premium recorded on the notes at the time of the Merger.
In 2017, the Company sold the ACS Center. A portion of the proceeds from the sale were used to repay the $127.0 million mortgage note on the associated property, and the Company recorded a loss on extinguishment of debt of $376,000, which represented the remaining unamortized loan costs and other costs associated with repaying the debt.
In 2016, the Company had the following mortgage loan activity:

–
Entered into a $120.0 million non-recourse mortgage loan secured by Colorado Tower, a 373,000 square foot office building in Austin, Texas. The mortgage bears interest at a fixed annual rate of 3.45% and matures September 1, 2026.

–
Entered into a $150.0 million non-recourse mortgage loan secured by Fifth Third Center, a 698,000 square foot office building in Charlotte, North Carolina. The mortgage bears interest at a fixed annual rate of 3.37% and matures October 1, 2026.

–	Repaid the $98.1 million 191 Peachtree Tower mortgage loan in full in connection with a sale of the building and paid a $3.7 million prepayment penalty.
As of December 31, 2017, the Company had $498.8 million outstanding on six non-recourse mortgage notes. Assets with depreciated carrying values of $585.7 million were pledged as security on these mortgage notes payable.
Other Debt Information
At December 31, 2017 and 2016, the estimated fair value of the Company’s notes payable was $1.1 billion and $1.4 billion, respectively, calculated by discounting the debt's remaining contractual cash flows at estimated rates at which similar loans could have been obtained at December 31, 2017 and 2016. The estimate of the current market rate, which is the most significant input in the discounted cash flow calculation, is intended to replicate debt of similar maturity and loan-to-value relationship. These fair value calculations are considered to be Level 2 under the guidelines as set forth in ASC 820 as the Company utilizes market rates for similar type loans from third party brokers.
For the years ended December 31, 2017, 2016, and 2015, interest was recorded as follows (in thousands):

	2017	2016	2015
Total interest incurred	$42,767	$31,347	$26,314
Interest capitalized	(9,243)	(4,697)	(3,579)
Total interest expense	$33,524	$26,650	$22,735

Debt Maturities
Future principal payments due (including scheduled amortization payments and payments due upon maturity) on the Company's notes payable at December 31, 2017 are as follows (in thousands):

2018	$9,347
2019	33,052
2020	33,824
2021	261,258
2022	97,042
Thereafter	664,241
$1,098,764
10.    COMMITMENTS AND CONTINGENCIES
Commitments
The Company had a total of $46.8 million in future obligations under leases to fund tenant improvements and other future construction obligations at December 31, 2017. The Company had outstanding letters of credit and performance bonds totaling $3.5 million at December 31, 2017.
The Company recorded ground and operating lease expense of $3.3 million, $2.4 million, and $2.0 million in 2017, 2016, and 2015, respectively. The Company has future lease commitments under ground leases and operating leases totaling $208.3 million over weighted-average remaining terms of 77 and 2 years, respectively. Amounts due under ground and operating lease commitments are as follows (in thousands):

2018	$2,669
2019	2,569
2020	2,474
2021	2,453
2022	2,396
Thereafter	195,721
$208,282
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
11.    STOCKHOLDERS' EQUITY
In 2017, the Company issued 25.0 million shares of common stock, resulting in gross proceeds to the Company of $212.9 million. The Company recorded $1.1 million in legal, accounting, and other expenses associated with the issuance resulting in net proceeds of $211.8 million. The Company used the net proceeds from this offering to reduce indebtedness. During the year ended December 31, 2017, certain holders of CPLP units redeemed 1,203,286 units in exchange for shares of the Company's common stock. The aggregate value at the time of these transactions was $10.1 million based upon the value of the Company's common stock at the time of the transactions.
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
In 2015, the Board of Directors of the Company authorized the repurchase of up to $100 million of its outstanding common shares. The plan expired on September 8, 2017. Under this plan, the Company repurchased 6.8 million shares of its common stock for a total cost of $61.5 million, including broker commissions. The share repurchases were funded from cash on hand, borrowings under the Company's Credit Facility, and proceeds from the sale of assets. The repurchased shares were recorded as treasury shares on the consolidated balance sheets.
Ownership Limitations — In order to minimize the risk that the Company will not meet one of the requirements for qualification as a REIT, the Company's Articles of Incorporation include certain restrictions on the ownership of more than 3.9% of the Company’s total common and preferred stock, subject to waiver by Board of Directors.

Distribution of REIT Taxable Income — The following reconciles dividends paid and dividends applied in 2017, 2016, and 2015 to meet REIT distribution requirements (in thousands):

	2017	2016	2015
Common and preferred dividends	$99,139	$1,077,179	69,162
Dividends treated as taxable compensation	(130)	(92)	(94)
Portion of dividends declared in current year, and paid in current year, which was applied to the prior year distribution requirements	—	—	(731)
Portion of dividends declared in subsequent year, and paid in subsequent year, which apply to current year distribution requirements	—	—	—
Dividends in excess of current year REIT distribution requirements	—	(827,005)	—
Dividends applied to meet current year REIT distribution requirements	$99,009	$250,082	68,337
Tax Status of Distributions — The following summarizes the components of the taxability of the Company’s distributions for the years ended December 31, 2017, 2016, and 2015:

	Total Distributions Per Share	Ordinary Dividends	Long-Term Capital Gain	Unrecaptured Section 1250 Gain (1)	Nondividend Distributions	AMT Adjustment (2)
Common:
2017	$0.240000	$0.093312	$0.146688	$0.070522	$—	$0.017756
2016	$2.853075	$0.079661	$0.582778	$0.100934	$2.190636	$—
2015	$0.320000	$0.161738	$0.158262	$0.097271	$—	$—

(1)	Represents a portion of the dividend allocated to long-term capital gain.

(2)
The Company has apportioned certain 2017 alternative minimum tax adjustments to its shareholders. Individual taxpayers should refer to Internal Revenue Service Form 6251, Alternative Minimum Tax - Individuals. Corporate taxpayers should refer to Internal Revenue Service Form 4626, Alternative Minimum Tax - Corporations.

12.    FUTURE MINIMUM RENTS
The Company’s leases typically contain escalation provisions and provisions requiring tenants to pay a pro rata share of operating expenses. The leases typically include renewal options and are classified and accounted for as operating leases.
At December 31, 2017, future minimum rents to be received by consolidated entities under existing non-cancelable leases are as follows (in thousands):

2018	$307,290
2019	324,234
2020	311,676
2021	287,153
2022	249,854
Thereafter	1,037,109
$2,517,316
13.    STOCK-BASED COMPENSATION
The Company maintains the 2009 Incentive Stock Plan (the “2009 Plan”), which allows the Company to issue awards of stock options, stock grants, or stock appreciation rights to employees and directors. As of December 31, 2017, 1,012,303 shares were authorized to be awarded pursuant to the 2009 Plan. The Company also maintains the 2005 Restricted Stock Unit ("RSU") Plan, as amended, which allows the Company to issue awards to employees that are paid in cash on the vesting date in an amount equal to the fair market value, as defined, of one share of the Company’s stock. The Company has granted stock options, restricted stock, and restricted stock units to employees as discussed below.
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
Stock Options
At December 31, 2017, the Company had 928,608 stock options outstanding to key employees and outside directors pursuant to the 2009 Plan. The Company typically uses authorized, unissued shares to provide shares for option exercises. The stock options have a term of ten years from the date of grant and have a vesting period of four years, except director stock options, which vest immediately. In 2017, 2016, and 2015, there were no stock option grants to employees or directors.
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
The Company recorded $565,000 to additional paid-in capital for the fair value of the options granted as part of the Merger. During 2017, 2016, and 2015, $0, $0 and $15,000, respectively, was recognized as compensation expense related to stock options. The Company does not anticipate recognizing any future compensation expense related to stock options outstanding. During 2017, total cash proceeds from the exercise of options equaled $4.5 million. As of December 31, 2017, the intrinsic value of the options outstanding and exercisable was $2.7 million. The intrinsic value is calculated using the exercise prices of the options compared to the market value of the Company’s stock. At December 31, 2017 and 2016, the weighted-average contractual lives for the options outstanding and exercisable were 2.3 years and 3.2 years, respectively.
The following is a summary of stock option activity for the years ended December 31, 2017, 2016, and 2015:

	Number of Options (000s)	Weighted Average Exercise Price Per Option
Outstanding at December 31, 2014	2,211	$22.69
Exercised	(23)	8.02
Forfeited/Expired	(425)	21.98
Outstanding at December 31, 2015	1,763	22.05
Granted as a result of the Merger and Spin-Off	1,222	11.78
Exercised	(2)	8.35
Forfeited/Expired	(721)	27.24
Outstanding at December 31, 2016	2,262	10.82
Exercised	(577)	7.51
Forfeited/Expired	(756)	18.47
Outstanding at December 31, 2017	929	$6.59
Options Exercisable at December 31, 2017	929	$6.59

Restricted Stock
In 2017, 2016, and 2015, the Company issued 308,289, 234,965, and 165,922 shares of restricted stock to employees, which vest ratably over three years from the issuance date. In 2017, 2016, and 2015, the Company also issued 120,878, 72,771, and 78,985 shares of stock to independent members of the board of directors which vested immediately on the issuance date. All shares of restricted stock receive dividends and have voting rights during the vesting period. The Company records restricted stock in common stock and additional paid-in capital at fair value on the grant date, with the offsetting deferred compensation also recorded in additional paid-in capital. The Company records compensation expense over the vesting period. Compensation expense related to restricted stock was $2.0 million, $1.6 million, and $1.5 million in 2017, 2016, and 2015, respectively.
As of December 31, 2017, the Company had recorded $2.6 million of unrecognized compensation cost included in additional paid-in capital related to restricted stock, which will be recognized over a weighted average period of 1.8 years. The total fair value of the restricted stock which vested during 2017 was $2.0 million. The following table summarizes restricted stock activity for the years ended December 31, 2017, 2016, and 2015:

	Number of Shares (000s)	Weighted-Average Grant Date Fair Value
Non-vested restricted stock at December 31, 2014	342	$9.08
Granted	166	11.06
Vested	(210)	8.41
Forfeited	(5)	10.68
Non-vested restricted stock at December 31, 2015	293	10.65
Granted	235	8.62
Granted as a result of the Spin-Off	114	7.57
Vested	(141)	8.54
Forfeited	(30)	9.77
Non-vested restricted stock at December 31, 2016	471	7.57
Granted	308	8.63
Vested	(214)	7.50
Forfeited	(8)	6.53
Non-vested restricted stock at December 31, 2017	557	$7.93
Restricted Stock Units
During 2017, 2016, and 2015, the Company awarded two types of performance-based RSUs to key employees: one based on the total stockholder return of the Company, as defined, relative to that of office peers included in the SNL US Office REIT Index (the "TSR RSUs") and the other based on the ratio of cumulative funds from operations per share to targeted cumulative funds from operations per share (the “FFO RSUs”). The performance period for these awards is three years and the ultimate payout of these awards can range from 0% to 200% of the targeted number of units depending on the achievement of the performance metrics described above. Both of these RSUs are to be settled in cash with payment dependent upon the attainment of required service, market, and performance criteria. The Company expenses an estimate of the fair value of the TSR RSUs over the performance period using a quarterly Monte Carlo valuation. The Company expenses the FFO RSUs over the vesting period using the fair market value of the Company’s stock at the reporting date multiplied by the anticipated number of units to be paid based on the current estimate of what the ratio is expected to be upon vesting. Dividend equivalents on the TSR RSUs and FFO RSUs will also be paid based upon the percentage vested. The targeted number of performance-based RSUs outstanding at December 31, 2017 are 396,384, 391,684, and 295,472 related to the 2017, 2016, and 2015 grants, respectively.
In 2012, the Company also issued 281,532 performance-based RSUs to a key employee. The payout of these awards could have ranged from 0% to 150% of the targeted number of units depending on the total stockholder return of the Company, as defined, as compared to that of a peer group of companies through 2016. This award was expensed using a quarterly Monte Carlo valuation over the vesting period until the fourth quarter of 2016, when it was adjusted to the actual amount paid in 2017.

The following table summarizes the performance-based RSU activity as of December 31, 2017, 2016, and 2015 (in thousands):

Outstanding at December 31, 2014	796
Granted	244
Vested	(191)
Forfeited	(6)
Outstanding at December 31, 2015	843
Granted	312
Granted as a result of the Spin-Off	308
Vested	(160)
Forfeited	(30)
Outstanding at December 31, 2016	1,273
Granted	399
Vested	(576)
Forfeited	(12)
Outstanding at December 31, 2017	1,084
During 2017 and 2016, the Company granted 264,723 and 28,938 time-vested RSUs, respectively, to key employees. The vesting period for these awards is three years. The value of each unit is equal to the fair market value of one share of common stock. These RSUs are to be settled in cash with payment dependent upon the attainment of the required service criteria. Dividend equivalent units will be paid based on the number of RSUs granted, with such payments made concurrently with payment of common dividends.
The Company estimates future expense for all types of RSUs outstanding at December 31, 2017 to be $4.9 million (using stock prices and estimated target percentages as of December 31, 2017), which will be recognized over a weighted-average period of 1.2 years. During 2017, total cash paid for all types of RSUs and related dividend payments was $5.6 million.
During 2017, 2016, and 2015, $7.0 million, $6.4 million, and $67,000, respectively, was recognized as compensation expense related to RSUs for employees and directors.
14.    RETIREMENT SAVINGS PLAN
The Company maintains a defined contribution plan (the “Retirement Savings Plan”) pursuant to Section 401 of the Internal Revenue Code (the “Code”) which covers active regular employees. Employees are eligible under the Retirement Savings Plan immediately upon hire, and pre-tax contributions are allowed up to the limits set by the Code. The Company has a match program of up to 3% of an employee’s eligible pre-tax Retirement Savings Plan contributions up to certain Code limits. Employees vest in Company contributions over a three-year period. The Company may change this percentage at its discretion, and, in addition, the Company could decide to make discretionary contributions in the future. The Company contributed $764,000, $682,000, and $639,000 to the Retirement Savings Plan for the 2017, 2016, and 2015 plan years, respectively.
15.    INCOME TAXES
The net income tax benefit differs from the amount computed by applying the statutory federal income tax rate to CTRS' income before taxes follows ($ in thousands):

	2017		2016		2015
	Amount	Rate	Amount	Rate	Amount	Rate
Federal income tax benefit (expense)	$47	35%	$(1,159)	(35)%	$778	35%
State income tax benefit (expense), net of federal income tax effect	5	4%	(132)	(4)%	90	4%
Change in deferred tax assets as a result of change in tax law	(340)	(254)%	—	—%	—	—%
Valuation allowance	283	211%	1,282	39%	(833)	(37)%
Other	5	4%	9	—%	(35)	(2)%
Benefit applicable to income (loss) from continuing operations	$—	—%	$—	—%	$—	—%

The tax effect of significant temporary differences representing deferred tax assets and liabilities of CTRS as of December 31, 2017 and 2016 are as follows (in thousands):

	2017	2016
Income from unconsolidated joint ventures	$19	$(188)
Federal and state tax carryforwards	590	514
Total deferred tax assets	609	326
Valuation allowance	(609)	(326)
Net deferred tax asset	$—	$—
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
As of December 31, 2017 and 2016 the deferred tax asset of CTRS equaled $609,000 and $326,000, respectively, with a valuation allowance placed against the full amount of each. The conclusion that a valuation allowance should be recorded as of December 31, 2017 and 2016 was based the lack of evidence that CTRS, could generate future taxable income to realize the benefit of the deferred tax assets.

16. EARNINGS PER SHARE
The following table sets forth the computation of the basic and diluted earnings per share of the Company's consolidated statements of operations for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	Year Ended December 31
	2017	2016	2015
Earnings per common share - basic:
Numerator:
Income from continuing operations	$219,959	$60,941	$94,332
Net income attributable to noncontrolling interests in the CPLP from continuing operations	(3,681)	(784)	—
Net income attributable to other noncontrolling interests from continuing operations	(3)	(211)	(111)
Income from continuing operations available for common stockholders	216,275	59,946	94,221
Income from discontinued operations	—	19,163	31,297
Net income available for common stockholders	$216,275	$79,109	$125,518

Denominator:
Weighted average common shares - basic	415,610	253,895	215,827
Earnings per common share - basic:
Income from continuing operations available for common stockholders	$0.52	$0.24	$0.44
Income from discontinued operations available for common stockholders	—	0.07	0.14
Net income available for common stockholders	$0.52	$0.31	$0.58

Earnings per common share - diluted:
Numerator:
Income from continuing operations	$219,959	$60,941	$94,332
Net income attributable to other noncontrolling interests from continuing operations	(3)	(211)	(111)
Income from continuing operations available for common stockholders	219,956	60,730	94,221
Income from discontinued operations available for common stockholders	—	19,163	31,297
Net income available for common stockholders before net income attributable to noncontrolling interests in CPLP	$219,956	$79,893	$125,518

Denominator:
Weighted average common shares - basic	415,610	253,895	215,827
Add:
Potential dilutive common shares - stock options	312	178	152
Weighted average units of CPLP convertible into common shares	7,375	1,950	—
Weighted average common shares - diluted	423,297	256,023	215,979
Earnings per common share - diluted:
Income from continuing operations available for common stockholders	$0.52	$0.24	$0.44
Income from discontinued operations available for common stockholders	—	0.07	0.14
Net income available for common stockholders	$0.52	$0.31	$0.58
Anti-dilutive stock options represent stock options whose exercise price exceeds the average market value of the Company’s stock. These anti-dilutive stock options are not included in the current calculation of dilutive weighted average shares, but could be dilutive in the future. For the years ended December 31, 2017, 2016, and 2015, the number of anti-dilutive stock options was 24,000, 762,000, and 1,128,000, respectively.

17.    CONSOLIDATED STATEMENTS OF CASH FLOWS - SUPPLEMENTAL INFORMATION
Supplemental information related to cash flows, including significant non-cash activity affecting the consolidated statements of cash flows, for the years ended December 31, 2017, 2016, and 2015 is as follows (in thousands):

	2017	2016	2015
Interest paid, net of amounts capitalized	$30,572	$32,215	$29,337
Income taxes paid	—	—	2
Non-Cash Transactions:
Transfer from investment in unconsolidated joint venture to operating properties	68,498	—	—
Transfer from projects under development to operating properties	58,928	—	121,709
Common stock dividends declared	25,202	—	—
Change in accrued property acquisition, development, and tenant asset expenditures	5,965	7,918	(2,483)
Non-cash assets and liabilities assumed in Merger	—	1,856,255	—
Non-cash assets and liabilities distributed in Spin-Off	—	(948,306)	—
Mortgage note payable legally defeased	—	20,170	—
Transfer from land held to projects under development	—	8,099	—
Transfer from investment in unconsolidated joint ventures to projects under development	—	5,880	—
Transfer from operating properties and related assets to real estate assets and other assets held for sale	—	—	7,246
Transfer from operating properties and related liabilities to liabilities of real estate assets held for sale	—	—	1,347

The following table provides a reconciliation of cash, cash equivalents, and restricted cash recorded on the balance sheet to cash, cash equivalents, and restricted cash in the statements of cash flows:

	Year Ended December 31,
	2017	2016	2015
Cash and cash equivalents	$148,929	$35,687	$2,003
Restricted cash	56,816	15,634	4,304
Total cash, cash equivalents, and restricted cash	$205,745	$51,321	$6,307

18. REPORTABLE SEGMENTS
The Company's segments are based on the method of internal reporting which classifies operations by property type and geographical area. The segments by property type are: Office, Mixed-Use, and Other. The segments by geographical region are: Atlanta, Charlotte, Austin, Phoenix, Tampa, Orlando, Houston, and Other. These reportable segments represent an aggregation of operating segments reported to the Chief Operating Decision Maker based on similar economic characteristics that include the type of product and the geographical location. Each segment includes both consolidated operations and the Company's share of joint venture operations.
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

Segment net income, amount of capital expenditures, and total assets are not presented in the following tables because management does not utilize these measures when analyzing its segments or when making resource allocation decisions. Information on the Company's segments along with a reconciliation of NOI to net income available to common stockholders is as follows (in thousands):

Year ended December 31, 2017	Office	Mixed-Use	Other	Total
Net Operating Income:
Atlanta	$109,706	$3,278	$—	$112,984
Charlotte	62,708	—	—	62,708
Austin	58,648	—	—	58,648
Phoenix	34,074	—	—	34,074
Tampa	29,426	—	—	29,426
Orlando	13,029	—	—	13,029
Other	1,632	705	—	2,337
Total Net Operating Income	$309,223	$3,983	$—	$313,206

Year ended December 31, 2016	Office	Mixed-Use	Other	Total
Net Operating Income:
Atlanta	$98,032	$7,411	$—	$105,443
Houston	78,590	—	—	78,590
Austin	29,865	—	—	29,865
Charlotte	28,418	—	—	28,418
Tampa	7,130	—	—	7,130
Phoenix	6,067	—	—	6,067
Orlando	3,265	—	—	3,265
Other	1,504	—	—	1,504
Total Net Operating Income	$252,871	$7,411	$—	$260,282

Year ended December 31, 2015	Office	Mixed-Use	Other	Total
Net Operating Income:
Houston	$103,210	$—	$—	$103,210
Atlanta	93,438	5,854	—	99,292
Charlotte	16,164	—	—	16,164
Austin	15,294	—	—	15,294
Other	7,104	—	168	7,272
Total Net Operating Income	$235,210	$5,854	$168	$241,232

The following reconciles Net Income to Net Operating Income for each of the periods presented (in thousands):

	Year Ended December 31,
	2017	2016	2015
Net income	$219,959	$80,104	$125,629
Net operating income from unconsolidated joint ventures	31,053	28,785	24,335
Net operating income from discontinued operations	—	78,591	103,198
Fee income	(8,632)	(8,347)	(7,297)
Other income	(11,518)	(1,050)	(828)
Reimbursed expenses	3,527	3,259	3,430
General and administrative expenses	27,523	25,592	16,918
Interest expense	33,524	26,650	22,735
Depreciation and amortization	196,745	97,948	71,625
Acquisition and transaction costs	1,661	24,521	299
Other expenses	1,796	5,888	1,181
(Gain) loss on extinguishment of debt	(2,258)	5,180	—
Income from unconsolidated joint ventures	(47,115)	(10,562)	(8,302)
Gain on sale of investment properties	(133,059)	(77,114)	(80,394)
Income from discontinued operations	—	(19,163)	(31,297)
Net Operating Income	$313,206	$260,282	$241,232
Revenues by reportable segment, including a reconciliation to total revenues on the consolidated statements of operations for years ended December 31, 2017, 2016, and 2015 are as follows (in thousands):

Year ended December 31, 2017	Office	Mixed-Use	Other	Total
Revenues:
Atlanta	$176,190	$5,237	$—	$181,427
Austin	100,939	—	—	100,939
Charlotte	91,434	—	—	91,434
Orlando	24,862	—	—	24,862
Tampa	47,402	—	—	47,402
Phoenix	46,186	—	—	46,186
Other	3,021	999	—	4,020
Total segment revenues	490,034	6,236	—	496,270
Company's share of rental property revenues from unconsolidated joint ventures	43,999	6,236	—	50,235
Total rental property revenues	$446,035	$—	$—	$446,035

Year ended December 31, 2016	Office	Mixed-Use	Other	Total
Revenues:
Atlanta	$160,540	$13,043	$—	$173,583
Houston	136,926	—	—	136,926
Austin	52,769	—	—	52,769
Charlotte	39,448	—	—	39,448
Tampa	10,994	—	—	10,994
Phoenix	8,902	—	—	8,902
Orlando	5,896	—	—	5,896
Other	2,443	—	—	2,443
Total segment revenues	417,918	13,043	—	430,961
Company's share of rental property revenues from unconsolidated joint ventures	31,177	13,043	—	44,220
Revenues included in discontinued operations	136,927	—	—	136,927
Total rental property revenues	$249,814	$—	$—	$249,814

Year ended December 31, 2015	Office	Mixed-Use	Other	Total
Revenues:
Houston	$176,823	$—	$—	$176,823
Atlanta	164,712	9,975	—	174,687
Austin	26,581	—	—	26,581
Charlotte	22,964	—	—	22,964
Other	9,216	—	192	9,408
Total segment revenues	400,296	9,975	192	410,463
Company's share of rental property revenues from unconsolidated joint ventures	27,416	9,975	—	37,391
Revenues included in discontinued operations	176,828	—	—	176,828
Total rental property revenues	$196,052	$—	$192	$196,244

SCHEDULE III
(Page 1 of 4)
COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2017
(in thousands)

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period
Description/Metropolitan Area	Encumbrances	Land and Improvements	Buildings and Improvements	Land and Improvements less Cost of Sales, Transfers and Other	Building and Improvements less Cost of Sales, Transfers and Other	Land and Improvements less Cost of Sales, Transfers and Other	Building and Improvements less Cost of Sales, Transfers and Other	Total (a)(b)	Accumulated Depreciation (a)(b)	Date of Construction/ Renovation	Date Acquired	Life on Which Depreciation in 2017 Statement of Operations is Computed (c)
OPERATING PROPERTIES
Colorado Tower	119,165	—	—	1,600	120,853	1,600	120,853	122,453	16,599	2013	2013	30 years
Austin, TX
816 Congress	82,742	6,817	89,891	3,282	18,631	10,099	108,522	118,621	19,895	—	2013	42 years
Austin, TX
Research Park	—	4,373	—	801	42,307	5,174	42,307	47,481	2,772	2014	1998	30 years
Austin, TX
Northpark Town Center	—	22,350	295,825	—	47,856	22,350	343,681	366,031	41,431	—	2014	39 years
Atlanta, GA
Promenade	102,071	13,439	102,790	—	36,600	13,439	139,390	152,829	40,608	—	2011	34 years
Atlanta, GA
Meridian Mark Plaza	23,970	2,219	—	—	30,108	2,219	30,108	32,327	19,782	1997	1997	30 years
Atlanta, GA
Fifth Third Center	145,974	22,591	180,430	—	14,669	22,591	195,099	217,690	24,118	—	2014	40 years
Charlotte, NC
Corporate Center	—	7,298	272,148	—	21,707	7,298	293,855	301,153	14,042	—	2016	40 years
Tampa, FL
The Pointe	22,729	9,404	54,694	—	2,368	9,404	57,062	66,466	3,647	—	2016	40 years
Tampa, FL
Harborview Plaza	—	10,800	39,136	—	1,065	10,800	40,201	51,001	2,675	—	2016	40 years
Tampa, FL
3344 Peachtree	—	16,110	176,153	—	6,849	16,110	183,002	199,112	8,811	—	2016	40 years
Atlanta, GA
One Buckhead Plaza	—	17,011	159,564	—	2,564	17,011	162,128	179,139	7,954	—	2016	40 years
Atlanta, GA
3350 Peachtree	—	16,836	108,177	—	131	16,836	108,308	125,144	5,972	—	2016	40 years
Atlanta, GA
3348 Peachtree	—	6,707	69,723	—	5	6,707	69,728	76,435	3,804	—	2016	40 years
Atlanta, GA
8000 Avalon	—	4,130	—	72	67,391	4,202	67,391	71,593	229	2016	2016	40 years
Atlanta, GA
Two Buckhead Plaza	—	18,053	74,547	—	1,315	18,053	75,862	93,915	3,918	—	2016	40 years
Atlanta, GA
Hearst Tower	—	9,977	323,299	—	4,219	9,977	327,518	337,495	15,071	—	2016	40 years
Charlotte, NC
NASCAR Plaza	—	51	115,238	—	2,043	51	117,281	117,332	6,316	—	2016	40 years
Charlotte, NC
Hayden Ferry	—	13,102	262,578	—	12,397	13,102	274,975	288,077	15,585	—	2016	40 years
Phoenix, AZ
111 West Rio	—	6,076	56,647	—	16,217	6,076	72,864	78,940	1,245		2017	40 years
Phoenix, AZ
Tempe Gateway	—	5,893	95,130	—	844	5,893	95,974	101,867	4,581	—	2016	40 years
Phoenix, AZ
One Eleven Congress	—	33,841	201,707	—	18,682	33,841	220,389	254,230	9,409	—	2016	40 years
Austin, TX
San Jacinto Center	—	34,068	176,535	(579)	(759)	33,489	175,776	209,265	7,513	—	2016	40 years
Austin, TX

Total Operating Properties	$496,651	$281,146	$2,854,212	$5,176	$468,062	$286,322	$3,322,274	$3,608,596	$275,977

S-1

SCHEDULE III
(Page 3 of 4)
COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2017
(in thousands)

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period
Description/Metropolitan Area	Encumbrances	Land and Improvements	Buildings and Improvements	Land and Improvements less Cost of Sales, Transfers and Other	Building and Improvements less Cost of Sales, Transfers and Other	Land and Improvements less Cost of Sales, Transfers and Other	Building and Improvements less Cost of Sales, Transfers and Other	Total (a)(b)	Accumulated Depreciation (a)(b)	Date of Construction/ Renovation	Date Acquired	Life on Which Depreciation in 2016 Statement of Operations is Computed (c)
PROJECTS UNDER DEVELOPMENT
NCR Phase 1	$—	$18,015	$—	$—	$194,613	$18,015	$194,613	$212,628	$—	2015	2015
Atlanta, GA
NCR Phase II	—	10,116	—	205	58,033	10,321	58,033	68,354	—	—	2015
Atlanta, GA
300 Colorado	—	—	—	—	—	—	—	—	—	—	—
Austin, TX
Total Projects Under Development	$—	$28,131	$—	$205	$252,646	$28,336	$252,646	$280,982	$—

LAND
Commercial Land
Land Adjacent to The Avenue Forsyth	—	11,240	—	(7,540)	—	3,700	—	3,700	—	—	2007
Suburban Atlanta, GA
North Point	—	10,294	—	(9,773)	—	521	—	521	—	—	1970-1985
Suburban Atlanta, GA
Total Commercial Land	$—	$21,534	$—	$(17,313)	$—	$4,221	$—	$4,221	$—
Total Land	$—	$21,534	$—	$(17,313)	$—	$4,221	$—	$4,221	$—

Total Properties	$496,651	$330,811	$2,854,212	$(11,932)	$720,708	$318,879	$3,574,920	$3,893,799	$275,977

S-2

SCHEDULE III
(Page 4 of 4)
COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2017
(in thousands)

NOTES:

(a)	Reconciliations of total real estate carrying value and accumulated depreciation for the three years ended December 31, 2017 are as follows:

	Real Estate			Accumulated Depreciation
	2017	2016	2015	2017	2016	2015
Balance at beginning of period	$3,814,986	$2,606,343	$2,619,488	$215,856	$359,422	$324,543
Additions during the period:
Parkway merger	—	2,832,730	—	—	—	—
Acquisitions	62,723	—	28,131	—	—	—
Improvements and other capitalized costs	303,940	208,016	139,676	—	—	—
Transfers	—	5,306	—	—	—	—
Depreciation expense	—	—	—	101,720	112,277	99,067
	366,663	3,046,052	167,807	101,720	112,277	99,067
Deductions during the period:
Parkway spin-off	—	(1,230,235)	—	—	(148,523)	—
Cost of real estate sold	(287,850)	(602,648)	(180,952)	(41,599)	(107,320)	(64,188)
Impairment loss	—	(4,526)	—	—	—	—
	(287,850)	(1,837,409)	(180,952)	(41,599)	(255,843)	(64,188)
Balance at end of period	$3,893,799	$3,814,986	$2,606,343	$275,977	$215,856	$359,422

(b)	The aggregate cost for federal income tax purposes, net of depreciation, was $2.9 billion (unaudited) at December 31, 2017.

(c)
Buildings and improvements are depreciated over 25 to 42 years. Leasehold improvements and other capitalized leasing costs are depreciated over the life of the asset or the term of the lease, whichever is shorter.

S-3