Form 10-Q
period 2018-03-31
COUSINS PROPERTIES INC
filed 2018-04-25
CIK 25232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 18, 2018
Common Stock, $1 par value per share	420,243,611 shares

FORWARD-LOOKING STATEMENTS
Certain matters contained in this report are “forward-looking statements” within the meaning of the federal securities laws and are subject to uncertainties and risks, as itemized in Item 1A included in the Annual Report on Form 10-K for the year ended December 31, 2017 and as itemized herein. These forward-looking statements include information about possible or assumed future results of the business and our financial condition, liquidity, results of operations, plans, and objectives. They also include, among other things, statements regarding subjects that are forward-looking by their nature, such as:

•	our 2018 guidance and underlying assumptions;

•	business and financial strategy;
•future financings;
•future acquisitions of land;
•future acquisitions and dispositions of operating assets;
•future development and redevelopment opportunities;
•future dispositions of land and other non-core assets;
•future issuances and repurchases of common or preferred stock;
•projected operating results;
•market and industry trends;
•future distributions;
•future projected capital expenditures;
•future interest rates; and

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

•
risks and uncertainties related to national and local economic conditions, the real estate industry, and the commercial real estate markets in which we operate, particularly in Atlanta, Charlotte, Austin, Phoenix, and Tampa where we have high concentrations of our lease revenue;

•	changes to our strategy with regard to land and other non-core holdings that require impairment losses to be recognized;

•	leasing risks, including the ability to obtain new tenants or renew expiring tenants, the ability to lease newly developed and/or recently acquired space, and the risk of declining leasing rates;

•	the adverse change in the financial condition of one or more of our major tenants;

•	volatility in interest rates and insurance rates;

•	competition from other developers or investors;

•	the risks associated with real estate developments (such as zoning approval, receipt of required permits, construction delays, cost overruns, and leasing risk);

•	the loss of key personnel;

•	the potential liability for uninsured losses, condemnation, or environmental issues;

•	the potential liability for a failure to meet regulatory requirements;

•	the financial condition and liquidity of, or disputes with, joint venture partners;

•	any failure to comply with debt covenants under credit agreements;

•	any failure to continue to qualify for taxation as a real estate investment trust and meet regulatory requirements;

•	potential changes to state, local, or federal regulations applicable to our business;

•	material changes in the dividend rates or the ability to pay dividends on common shares or other securities;

•	potential changes to the tax laws and accounting standards impacting REITs and real estate in general; and

•	those additional risks and factors discussed in reports filed with the Securities and Exchange Commission by the Company.
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

PART I — FINANCIAL INFORMATION
Item 1.    Financial Statements.
COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share and per share amounts)

	March 31, 2018	December 31, 2017
	(unaudited)
Assets:
Real estate assets:
Operating properties, net of accumulated depreciation of $311,238 and $275,977 in 2018 and 2017, respectively	$3,528,617	$3,332,619
Projects under development	81,964	280,982
Land	4,221	4,221
	3,614,802	3,617,822

Cash and cash equivalents	108,152	148,929
Restricted cash	1,185	56,816
Notes and accounts receivable, net of allowance for doubtful accounts of $298 and $535 in 2018 and 2017, respectively	16,668	14,420
Deferred rents receivable	65,995	58,158
Investment in unconsolidated joint ventures	145,465	101,414
Intangible assets, net	175,159	186,206
Other assets	31,884	20,854
Total assets	$4,159,310	$4,204,619
Liabilities:
Notes payable	$1,091,258	$1,093,228
Accounts payable and accrued expenses	87,964	137,909
Deferred income	37,895	37,383
Intangible liabilities, net of accumulated amortization of $32,503 and $28,960 in 2018 and 2017, respectively	66,911	70,454
Other liabilities	39,367	40,534
Total liabilities	1,323,395	1,379,508
Commitments and contingencies
Equity:
Stockholders' investment:
Preferred stock, $1 par value, 20,000,000 shares authorized, 6,867,357 shares issued and outstanding in 2018 and 2017	6,867	6,867
Common stock, $1 par value, 700,000,000 shares authorized, 430,572,693 and 430,349,620 shares issued in 2018 and 2017, respectively	430,573	430,350
Additional paid-in capital	3,604,336	3,604,776
Treasury stock at cost, 10,329,082 shares in 2018 and 2017	(148,373)	(148,373)
Distributions in excess of cumulative net income	(1,110,590)	(1,121,647)
Total stockholders' investment	2,782,813	2,771,973
Nonredeemable noncontrolling interests	53,102	53,138
Total equity	2,835,915	2,825,111
Total liabilities and equity	$4,159,310	$4,204,619

See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2018	2017
Revenues:
Rental property revenues	$113,348	$112,517
Fee income	2,894	1,936
Other	960	5,426
	117,202	119,879
Expenses:
Rental property operating expenses	40,191	41,526
Reimbursed expenses	942	865
General and administrative expenses	6,809	6,182
Interest expense	9,778	9,741
Depreciation and amortization	45,093	54,884
Acquisition and transaction costs	91	1,930
Other	320	404
	103,224	115,532
Loss on extinguishment of debt	(85)	—
Income from continuing operations before unconsolidated joint ventures and loss on sale of investment properties	13,893	4,347
Income from unconsolidated joint ventures	2,885	581
Income from continuing operations before gain on sale of investment properties	16,778	4,928
Loss on sale of investment properties	(372)	(70)
Net income	16,406	4,858
Net income attributable to noncontrolling interests	(363)	(107)
Net income available to common stockholders	$16,043	$4,751
Net income per common share — basic and diluted	$0.04	$0.01
Weighted average shares — basic	420,154	402,781
Weighted average shares — diluted	427,695	411,186
Dividends declared per common share	$0.065	$0.120

See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
Three Months Ended March 31, 2018 and 2017
(unaudited, in thousands)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Treasury Stock	Distributions in Excess of Net Income	Stockholders’ Investment	Nonredeemable Noncontrolling Interests	Total Equity
Balance December 31, 2017	$6,867	$430,350	$3,604,776	$(148,373)	$(1,121,647)	$2,771,973	$53,138	$2,825,111
Net income	—	—	—	—	16,043	16,043	363	16,406
Common stock issued pursuant to stock-based compensation	—	232	(991)	—	—	(759)	—	(759)
Cumulative effect of change in accounting principle	—	—	—	—	22,329	22,329	—	22,329
Amortization of stock options and restricted stock, net of forfeitures	—	(9)	551	—	—	542	—	542
Distributions to nonredeemable noncontrolling interest	—	—	—	—	—	—	(399)	(399)
Common dividends ($0.065 per share)	—	—	—	—	(27,315)	(27,315)	—	(27,315)
Balance March 31, 2018	$6,867	$430,573	$3,604,336	$(148,373)	$(1,110,590)	$2,782,813	$53,102	$2,835,915

Balance December 31, 2016	$6,867	$403,747	$3,407,430	$(148,373)	$(1,214,114)	$2,455,557	$58,683	$2,514,240
Net income	—	—	—	—	4,751	4,751	107	4,858
Common stock issued pursuant to:
Common stock offering, net of issuance costs	—	25,000	186,825	—	—	211,825	—	211,825
Stock-based compensation	—	231	(932)	—	—	(701)	—	(701)
Spin-off of Parkway, Inc.	—	—	—	—	404	404	—	404
Common stock redemption by unit holders	—	251	1,766	—	—	2,017	(2,017)	—
Amortization of stock options and restricted stock, net of forfeitures	—	(3)	492	—	—	489	—	489
Contributions from nonredeemable noncontrolling interests	—	—	—	—	—	—	630	630
Distributions to nonredeemable noncontrolling interest	—	—	—	—	—	—	(491)	(491)
Common dividends ($0.12 per share)	—	—	—	—	(48,738)	(48,738)	—	(48,738)
Balance March 31, 2017	$6,867	$429,226	$3,595,581	$(148,373)	$(1,257,697)	$2,625,604	$56,912	$2,682,516
See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,406	$4,858
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on sale of investment properties	372	70
Depreciation and amortization	45,093	54,884
Amortization of deferred financing costs and premium/discount on notes payable	552	(2,748)
Stock-based compensation expense, net of forfeitures	542	489
Effect of non-cash adjustments to rental revenues	(9,996)	(13,333)
Income from unconsolidated joint ventures	(2,885)	(581)
Operating distributions from unconsolidated joint ventures	2,564	2,930
Loss on extinguishment of debt	85	—
Changes in other operating assets and liabilities:
Change in other receivables and other assets, net	(7,094)	(5,362)
Change in operating liabilities, net	(24,733)	(15,974)
Net cash provided by operating activities	20,906	25,233
CASH FLOWS FROM INVESTING ACTIVITIES:
Property acquisition, development, and tenant asset expenditures	(60,175)	(70,711)
Purchase of tenant-in-common interest	—	(13,382)
Collection of notes receivable	—	3,292
Investment in unconsolidated joint ventures	(21,613)	(1,535)
Distributions from unconsolidated joint ventures	242	4,065
Change in notes receivable and other assets	(795)	—
Other	(472)	—
Net cash used in investing activities	(82,813)	(78,271)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facility	—	93,000
Repayment of credit facility	—	(227,000)
Repayment of notes payable	(2,161)	(3,107)
Payment of deferred financing costs	(6,013)	—
Shares withheld for payment of taxes on restricted stock vesting	(759)	—
Common stock issued, net of expenses	—	211,825
Distributions to nonredeemable noncontrolling interests	(399)	—
Common dividends paid	(25,169)	(23,603)
Other	—	(158)
Net cash provided by (used in) financing activities	(34,501)	50,957
NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(96,408)	(2,081)
CASH , CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	205,745	51,321
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$109,337	$49,240

See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)
1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of Business: Cousins Properties Incorporated (“Cousins”), a Georgia corporation, is a self-administered and self-managed real estate investment trust (“REIT”). Cousins conducts substantially all of its business through Cousins Properties, LP ("CPLP"). Cousins owns approximately 98% of CPLP and consolidates CPLP. CPLP owns Cousins TRS Services LLC ("CTRS"), a taxable entity which owns and manages its own real estate portfolio and performs certain real estate related services for other parties.
Cousins, CPLP, CTRS, and their subsidiaries (collectively, the “Company”) develop, acquire, lease, manage, and own primarily Class A office and mixed-use properties in Sunbelt markets with a focus on Georgia, Texas, Arizona, Florida, and North Carolina. As of March 31, 2018, the Company’s portfolio of real estate assets consisted of interests in 14.7 million square feet of office space and 310,000 square feet of mixed-use space.
Basis of Presentation: The condensed consolidated financial statements are unaudited and were prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, these financial statements reflect all adjustments necessary (which adjustments are of a normal and recurring nature) for the fair presentation of the Company's financial position as of March 31, 2018 and the results of operations for the three months ended March 31, 2018 and 2017. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of results expected for the full year or any other interim period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017. The accounting policies employed are substantially the same as those shown in note 2 to the consolidated financial statements included therein.
For the three months ended March 31, 2018 and 2017, there were no items of other comprehensive income. Therefore, no presentation of comprehensive income is required.
Recently Issued Accounting Standards: In May 2014, the FASB issued ASU 2014-09 ("ASC 606"), "Revenue from Contracts with Customers." Under the new guidance, companies are required to recognize revenue when the seller satisfies a performance obligation, which would be when the buyer takes control of the good or service. The Company adopted this guidance using the “modified retrospective” method effective January 1, 2018; as such, the Company applied the guidance only to the most recent period presented in the financial statements. The classification of certain non-lease components of revenue from leases may be impacted by the new revenue standard upon the adoption of the new leasing standard beginning January 1, 2019 (see below). Prior to adoption of ASC 606, gains or losses from real estate sales were adjusted at the time of the sale by the maximum exposure to loss related to continuing involvement with the real estate asset. After adoption, any continuing involvement is considered a separate performance obligation and the sales price is required to be allocated between the elements with continuing involvement and those without continuing involvement. As the continuing performance obligations are satisfied, additional gains or losses will be recognized. The Company had no sales of real estate with continuing involvement during the first quarter of 2018 or in any prior periods that affected results of operations in the first quarter of 2018 or could effect results of operations in future periods.
The Company categorizes its primary sources of revenue into revenue from contracts with customers and other revenue accounted for as leases under Accounting Standards Codification Topic 840 - Leases ("ASC 840") as follows:

•
Rental property revenue consists of (1) contractual revenues from leases recognized on a straight-line basis over the term of the respective lease; (2) percentage rents recognized once a specified sales target is achieved; (3) parking revenue; and (4) the reimbursement of the tenants' share of real estate taxes, insurance, and other operating expenses. Rental property revenue is accounted for in accordance with the guidance set forth in ASC 840.

•
Fee revenue consists of development fees, management fees, and leasing fees earned from unconsolidated joint ventures and from third parties. Fee revenue is revenue from contracts with customers and is accounted for in accordance with the guidance set forth in ASC 606.

•	Other revenue consists primarily of termination fees, which are accounted for in accordance with the guidance set forth in ASC 840.
Fee revenue and other revenue, as a whole, are immaterial to total revenues. There was no change to previously reported amounts from the cumulative effect of the adoption of ASC 606. For the three months ended March 31, 2018 and 2017, the

Company recognized rental property revenue of $113.3 million and $112.5 million, respectively. For the three months ended March 31, 2018 and 2017, the Company recognized fee and other revenue of $3.9 million and $7.4 million, respectively.
In February 2016, the FASB issued ASU 2016-02, "Leases," which amends the existing standards for lease accounting by requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting and reporting. The new standard will require lessees to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months and classify such leases as either finance or operating leases based on the principle of whether the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method (finance leases) or on a straight-line basis over the term of the lease (operating leases). Leases with a term of 12 months or less will be accounted for similarly to existing guidance for operating leases. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases, and operating leases. ASU 2016-02 supersedes previous leasing standards. The guidance is effective for the fiscal years beginning after December 15, 2018, with early adoption permitted. The Company expects to adopt this guidance using the "modified retrospective" method effective January 1, 2019, and is currently assessing the potential impact of adopting the new guidance.
In the fourth quarter of 2017, the Company adopted ASU 2016-15, "Classification of Certain Cash Receipts and Cash Payments" ("ASU 2016-15") which updated ASC Topic 230, "Statement of Cash Flows." ASU 2016-15 clarified guidance on the classification of certain cash receipts and payments in the statement of cash flows to reduce diversity in practice with respect to (i) debt prepayment or debt extinguishment costs, (ii) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, (iii) contingent consideration payments made after a business combination, (iv) proceeds from the settlement of insurance claims, (v) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, (vi) distributions received from equity method investees, (vii) beneficial interests in securitization transactions, and (viii) separately identifiable cash flows and application of the predominance principle. The Company adopted this standard with retrospective application to the consolidated statements of cash flows. The Company elected to use the nature of distributions approach for distributions from its equity method investments, under which it classifies the distribution received on the basis of the nature of the activity that generated the distribution. The adoption of this new approach resulted in an increase in net cash provided by operating activities of $2.1 million and a corresponding increase in net cash used in investing activities of $2.1 million for the three months ended March 31, 2017.
In the fourth quarter of 2017, the Company adopted ASU 2016-18, "Restricted Cash" ("ASU 2016-18"), which updated ASC Topic 230, "Statement of Cash Flows." ASU 2016-18 required companies to include restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The adoption of this standard resulted in an increase in net cash used in investing activities of $2.1 million for the three months ended March 31, 2017.
On January 1, 2018, the company adopted ASU No. 2017-05, “Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets (“ASU 2017-05”).” ASU 2017-05 updated the definition of an “in substance nonfinancial asset” and clarified the derecognition guidance for nonfinancial assets to conform with the new revenue recognition standard. Among other things, ASU 2017-05 requires companies to recognize 100% of the gain on the transfer of a nonfinancial asset to an entity in which it has a noncontrolling interest. The Company adopted this guidance using the "modified retrospective" method. As a result of the adoption of ASU 2017-05, the Company recorded a cumulative effect from change in accounting principle, which credited distributions in excess of cumulative net income by $22.3 million. This cumulative effect adjustment resulted from the 2013 transfer of a wholly-owned property to an entity in which it had a noncontrolling interest.
On January 1, 2018, the Company adopted ASU 2017-09, "Scope of Modification Accounting," which amended the scope of modification accounting for share-based payment arrangements and provided guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718, "Compensation—Stock Compensation." Adoption of the standard did not impact the Company's financial statements.
2. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES
The Company describes its investments in unconsolidated joint ventures in note 6 of notes to consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2017. The following information summarizes financial data and principal activities of the Company's unconsolidated joint ventures. The information included in the following table entitled summary of financial position is as of March 31, 2018 and December 31, 2017. The information included in the summary of operations table is for the three months ended March 31, 2018 and 2017 (in thousands).

	Total Assets		Total Debt		Total Equity		Company’s Investment
SUMMARY OF FINANCIAL POSITION:	2018	2017	2018	2017	2018	2017	2018		2017
Terminus Office Holdings	$259,812	$261,999	$202,051	$203,131	$46,632	$48,033	$46,583		$24,898
DC Charlotte Plaza LLLP	65,588	53,791	—	—	55,121	42,853	28,544		22,293
Carolina Square Holdings LP	107,975	106,580	70,426	64,412	33,850	33,648	19,235		19,384
Charlotte Gateway Village, LLC	127,198	124,691	—	—	123,674	121,386	15,459		14,568
Austin 300 Colorado Project, LP	32,896	—	—	—	32,846	—	14,606		—
HICO Victory Center LP	14,500	14,403	—	—	14,497	14,401	9,803		9,752
HICO Avalon II, LLC	6,570	6,379	—	—	6,540	6,303	5,104		4,931
CL Realty, L.L.C.	8,114	8,287	—	—	8,056	8,127	2,953		2,980
AMCO 120 WT Holdings, LLC	20,879	18,066	—	—	18,972	16,354	2,239		1,664
Temco Associates, LLC	4,470	4,441	—	—	4,367	4,337	886		875
EP II LLC	270	277	—	—	175	180	40		44
EP I LLC	498	521	—	—	303	319	13		25
Wildwood Associates	14,884	16,337	—	—	14,828	16,297	(1,077)	(1)	(1,151)	(1)
Crawford Long - CPI, LLC	27,239	27,362	70,672	71,047	(44,982)	(44,815)	(21,427)	(1)	(21,323)	(1)
	$690,893	$643,134	$343,149	$338,590	$314,879	$267,423	$122,961		$78,940

	Total Revenues		Net Income (Loss)		Company's Share of Income (Loss)
SUMMARY OF OPERATIONS:	2018	2017	2018	2017	2018	2017
Charlotte Gateway Village, LLC	$6,772	$6,719	$2,793	$2,365	$1,397	$1,182
Terminus Office Holdings	10,922	10,946	1,599	1,635	830	818
Crawford Long - CPI, LLC	3,126	3,019	823	769	391	384
Wildwood Associates	—	—	(1,000)	(29)	317	(14)
Courvoisier Centre JV, LLC	—	2,636	—	(388)	63	(96)
HICO Victory Center LP	96	85	96	85	50	54
Austin 300 Colorado Project, LP	150	—	99	—	49	—
Temco Associates, LLC	48	48	22	27	11	17
HICO Avalon II, LLC	—	—	(5)	—	(4)	—
EP II LLC	—	1,910	(5)	137	(4)	99
EP I LLC	4	3,065	(16)	544	(12)	282
CL Realty, L.L.C.	—	2,599	(44)	2,463	(28)	435
Carolina Square Holdings LP	2,614	24	202	(45)	(175)	—
DC Charlotte Plaza LLLP	—	1	—	1	—	1
111 West Rio Building	—	—	—	—	—	(2,581)
AMCO 120 WT Holdings, LLC	—	—	(7)	(7)	—	—
	$23,732	$31,052	$4,557	$7,557	$2,885	$581
(1) Negative balances are included in deferred income on the balance sheets.

In 2018, Austin 300 Colorado Project, LP, a joint venture between the Company, 3C Block 28 Partners, LP ("3CB"), and 3C RR Xylem, LP ("3CRR") was formed for the purpose of developing a 309,000 square foot office building in Austin, Texas. The Company owns a 50% interest in the venture, 3CB owns a 34.5% interest, and 3CRR owns a 15.5% interest. The Company has accounted for its investment in 300 Colorado using the equity method as the Company does not control the activities of the venture. Upon formation, 3CB and 3CRR contributed land for use by the joint venture in the development project, the Company made an initial contribution of $6.0 million in cash, and 300 Colorado assumed a ground lease for an additional parcel of land.

3. INTANGIBLE ASSETS
Intangible assets on the balance sheets as of March 31, 2018 and December 31, 2017 were as follows (in thousands):

	March 31, 2018	December 31, 2017
In-place leases, net of accumulated amortization of $100,818 and $91,548 at March 31, 2018 and December 31, 2017, respectively	$130,277	$139,548
Above-market tenant leases, net of accumulated amortization of $14,746 and $13,038 at March 31, 2018 and December 31, 2017, respectively	25,209	26,917
Below-market ground lease, net of accumulated amortization of $414 and $345 at March 31, 2018 and December 31, 2017, respectively	17,999	18,067
Goodwill	1,674	1,674
	$175,159	$186,206

Goodwill did not change for the three months ended March 31, 2018 and 2017.
4. OTHER ASSETS
Other assets on the balance sheets as of March 31, 2018 and December 31, 2017 included the following (in thousands):

	March 31, 2018	December 31, 2017
Furniture, fixtures and equipment, leasehold improvements, and other deferred costs, net of accumulated depreciation of $22,721 and $21,925 at March 31, 2018 and December 31, 2017, respectively	$12,915	$12,241
Prepaid expenses and other assets	8,343	3,902
Line of credit deferred financing costs, net of accumulated amortization of $361 and $3,119 at March 31, 2018 and December 31, 2017, respectively	6,866	1,213
Lease inducements, net of accumulated amortization of $1,077 and $978 at March 31, 2018 and December 31, 2017, respectively	3,270	3,126
Predevelopment costs and earnest money	490	372
	$31,884	$20,854
5. NOTES PAYABLE
The following table details the terms and amounts of the Company’s outstanding notes payable at March 31, 2018 and December 31, 2017 ($ in thousands):

Description	Interest Rate	Maturity*	March 31, 2018		December 31, 2017
Term Loan, Unsecured	3.08%	2021	$250,000		$250,000
Senior Notes, Unsecured	3.91%	2025	250,000		250,000
Fifth Third Center	3.37%	2026	145,801		146,557
Colorado Tower	3.45%	2026	120,000		120,000
Promenade	4.27%	2022	101,588		102,355
Senior Notes, Unsecured	4.09%	2027	100,000		100,000
816 Congress	3.75%	2024	82,903		83,304
Meridian Mark Plaza	6.00%	2020	23,912		24,038
The Pointe	4.01%	2019	22,398		22,510
Credit Facility, Unsecured	2.93%	2023	—		—
			1,096,602	—	1,098,764
Unamortized premium, net			169		219
Unamortized loan costs			(5,513)		(5,755)
Total Notes Payable			$1,091,258		$1,093,228

*Weighted average maturity of notes payable outstanding at March 31, 2018 was 6.4 years.

Credit Facility
The Company had a $500 million senior unsecured line of credit (the "Credit Facility") that was scheduled to mature on May 28, 2019. The Credit Facility contained financial covenants that required, among other things, the maintenance of an unencumbered interest coverage ratio of at least 2.00; a fixed charge coverage ratio of at least 1.50; an overall leverage ratio of no more than 60%; and a minimum shareholders' equity balance in an amount equal to $1.0 billion, plus a portion of the net cash proceeds from certain equity issuances. The Credit Facility also contained customary representations and warranties and affirmative and negative covenants, as well as customary events of default.
The interest rate applicable to the Credit Facility varied according to the Company’s leverage ratio, and was, at the election of the Company, determined based on either (1) the current London Interbank Offered Rate ("LIBOR") plus a spread of between 1.10% and 1.45%, based on leverage, or (2) the greater of Bank of America's prime rate, the federal funds rate plus 0.50%, or the one-month LIBOR plus 1.0% (the “Base Rate”), plus a spread of between 0.10% and 0.45%, based on leverage. The Company also paid an annual facility fee on the total commitments under the Credit Facility of between 0.15% and 0.30%, based on leverage.
On January 3, 2018, the Company entered into a Fourth Amended and Restated Credit Agreement (the "New Credit Facility") under which the Company may borrow up to $1 billion if certain conditions are satisfied.
The New Credit Facility recasts the Credit Facility by:

•	Increasing the size from $500 million to $1 billion;

•	Extending the maturity date from May 28, 2019 to January 3, 2023;

•	Reducing certain per annum variable interest rate spreads and other fees;

•	Providing for the expansion of the New Credit Facility by an additional $500 million, subject to receipt of additional commitments from lenders and other customary conditions;

•	Decreasing the minimum spread over LIBOR from 1.10% to 1.05%;

•	Removing the $90 million investment entity cap;

•	Removing the Unsecured Debt Limit and replacing it with an Unsecured Leverage Ratio limit;

•	Removing the Minimum Shareholder's Equity requirement;

•	Decreasing the Consolidated Unencumbered Interest Coverage ratio from 2.0 to 1.75; and

•	Removing the Consolidated Secured Recourse Debt Limitation and replacing it with a Secured Leverage Ratio of 40% or less.
The New Credit Facility did not change the other financial covenants from those of the Credit Facility.
The interest rate applicable to the New Credit Facility varies according to the Company's leverage ratio, and may, at the election of the Company, be determined based on either (1) the current LIBOR plus the applicable spread detailed below, or (2) the greater of Bank of America's prime rate, the federal funds rate plus 0.50%, or the one-month LIBOR plus 1.0% (the "Base Rate"), plus the applicable spread detailed below. Fees on letters of credit issued under the New Credit Facility are payable at an annual rate equal to the spread applicable to loans bearing interest based on LIBOR. The Company also pays an annual facility fee on the total commitments under the New Credit Facility. The pricing spreads and the facility fee under the New Credit Facility are as follows:

Leverage Ratio	Applicable % Spread for LIBOR Loans	Applicable % Spread for Base Rate Loans	Annual Facility Fee %
≤ 35%	1.05%	0.10%	0.15%
> 35% but ≤ 40%	1.10%	0.15%	0.20%
> 40% but ≤ 45%	1.20%	0.20%	0.20%
> 45% but ≤ 50%	1.20%	0.20%	0.25%
> 50%	1.45%	0.45%	0.30%
The New Credit Facility also provides for alternative pricing spreads and facility fees, which would be available to the Company on any date after it obtains an investment grade credit rating.
At March 31, 2018, the New Credit Facility's spread over LIBOR was 1.05%. The amount that the Company had available to be drawn under the New Credit Facility was a defined calculation based on the Company's unencumbered assets and other factors. As of March 31, 2018, the Company had no amounts drawn under the New Credit Facility and had the ability to borrow $997 million of the $1 billion available with $3 million utilized by outstanding letters of credit.

Unsecured Term Loan
The Company has a $250 million unsecured term loan (the "Term Loan") that matures on December 2, 2021. Through January 21, 2018, the Term Loan contained financial covenants substantially consistent with those of the Credit Facility. On January 22, 2018, the Term Loan was amended to make the financial covenants consistent with those of the New Credit Facility. The interest rate applicable to the Term Loan varies according to the Company’s leverage ratio, and may, at the election of the Company, be determined based on either (1) the current London Interbank Offered Rate ("LIBOR") plus a spread of between 1.20% and 1.70%, based on leverage, or (2) the greater of Bank of America's prime rate, the federal funds rate plus 0.50%, or the one-month LIBOR plus 1.0% (the “Base Rate”), plus a spread of between 0.00% and 0.75%, based on leverage. At March 31, 2018, the Term Loan's spread over LIBOR was 1.2%.
Unsecured Senior Notes
In 2017, the Company closed a $350 million private placement of senior unsecured notes, which was funded in two tranches. The first tranche of $100 million has a 10-year maturity and a fixed annual interest rate of 4.09%. The second tranche of $250 million has an 8-year maturity and a fixed annual interest rate of 3.91%.
The senior unsecured notes contain financial covenants that require, among other things, the maintenance of an unencumbered interest coverage ratio of at least 1.75; a fixed charge coverage ratio of at least 1.50; an overall leverage ratio of no more than 60%; and secured leverage ratio of 40% or less. The senior notes also contain customary representations and warranties and affirmative and negative covenants, as well as customary events of default.
Fair Value
At March 31, 2018 and December 31, 2017, the aggregate estimated fair values of the Company's notes payable were $1.1 billion for each of the periods, calculated by discounting the debt's remaining contractual cash flows at estimated rates at which similar loans could have been obtained at those respective dates. The estimate of the current market rate, which is the most significant input in the discounted cash flow calculation, is intended to replicate debt of similar maturity and loan-to-value relationship. These fair value calculations are considered to be Level 2 under the guidelines as set forth in ASC 820, "Fair Value Measurement," as the Company utilizes market rates for similar type loans from third-party brokers.
Other Information
For the three months ended March 31, 2018 and 2017, interest expense was as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Total interest incurred	$10,874	$11,331
Interest capitalized	(1,096)	(1,590)
Total interest expense	$9,778	$9,741

6. COMMITMENTS AND CONTINGENCIES

Commitments
At March 31, 2018, the Company had outstanding letters of credit and performance bonds totaling $3.7 million. As a lessor, the Company had $58.4 million in future obligations under leases to fund tenant improvements and other future construction obligations at March 31, 2018. As a lessee, the Company had future obligations under ground and other operating leases of $207.6 million at March 31, 2018.
Litigation
The Company is subject to various legal proceedings, claims, and administrative proceedings arising in the ordinary course of business, some of which are expected to be covered by liability insurance. Management makes assumptions and estimates concerning the likelihood and amount of any potential loss relating to these matters using the latest information available. The Company records a liability for litigation if an unfavorable outcome is probable and the amount of loss or range of loss can be reasonably estimated. If an unfavorable outcome is probable and a reasonable estimate of the loss is a range, the Company accrues the best estimate within the range. If no amount within the range is a better estimate than any other amount, the Company accrues the minimum amount within the range. If an unfavorable outcome is probable but the amount of the loss cannot be reasonably estimated, the Company discloses the nature of the litigation and indicates that an estimate of the loss or range of loss cannot be made. If an unfavorable outcome is reasonably possible and the estimated loss is material, the Company discloses the nature and estimate of the possible loss of the litigation. The Company does not disclose information with respect to litigation where an unfavorable outcome is considered to be remote or where the estimated loss would not be material. Based on current expectations, such matters, both individually and in the aggregate, are not expected to have a material adverse effect on the liquidity, results of operations, business, or financial condition of the Company.
7. STOCKHOLDERS' EQUITY
On March 19, 2018, the Company declared a cash dividend of $0.065 per common share, which was paid on April 13, 2018 to shareholders of record on April 3, 2018.
8. STOCK-BASED COMPENSATION
The Company has several types of stock-based compensation - stock options, restricted stock, and restricted stock units (“RSUs”) - which are described in note 13 of notes to consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2017. The expense related to a portion of the stock-based compensation awards is fixed. The expense related to other stock-based compensation awards fluctuates from period to period dependent, in part, on the Company's stock price and stock performance relative to its peers. The Company recorded stock-based compensation expense, net of forfeitures, of $2.6 million and $1.7 million for the three months ended March 31, 2018 and 2017.
The Company maintains the 2009 Incentive Stock Plan (the "2009 Plan") and the 2005 Restricted Stock Unit Plan (the “RSU Plan”). Under the 2009 Plan, during the quarter ended March 31, 2018, the Company made restricted stock grants of 315,199 shares to key employees, which vest ratably over a three-year period. Under the RSU Plan, during the quarter ended March 31, 2018, the Company awarded two types of performance-based RSUs to key employees based on the following metrics: (1) Total Stockholder Return of the Company, as defined in the RSU Plan, as compared to the companies in the SNL US REIT Office index (“TSR RSUs”) and (2) the ratio of cumulative funds from operations per share to targeted cumulative funds from operations per share (“FFO RSUs”) as defined in the RSU Plan. The performance period for both awards is January 1, 2018 to December 31, 2020, and the targeted units awarded of TSR RSUs and FFO RSUs was 315,124 and 135,054, respectively. The ultimate payout of these awards can range from 0% to 200% of the targeted number of units depending on the achievement of the market and performance metrics described above. These RSU awards cliff vest on December 31, 2020 and are to be settled in cash with payment dependent upon attainment of required service, market, and performance criteria. The number of RSUs vesting will be determined by the Compensation Committee, and the payout per unit will be equal to the average closing price on each trading day during the 30-day period ending on December 31, 2020. The Company expenses an estimate of the fair value of the TSR RSUs over the performance period using a quarterly Monte Carlo valuation. The FFO RSUs are expensed over the vesting period using the fair market value of the Company's stock at the reporting date multiplied by the anticipated number of units to be paid based on the current estimate of what the ratio is expected to be upon vesting. Dividend equivalents on the TSR RSUs and the FFO RSUs will also be paid based upon the percentage vested.

9. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2018 and 2017 (in thousands except per share amounts):

	Three Months Ended March 31,
	2018	2017
Earnings per common share - basic:
Numerator:
Income from continuing operations	$16,406	$4,858
Net income attributable to noncontrolling interests in CPLP from continuing operations	(287)	(101)
Net income attributable to other noncontrolling interests	(76)	(6)
Net income available for common stockholders	$16,043	$4,751

Denominator:
Weighted average common shares - basic	420,154	402,781
Earnings per common share - basic	$0.04	$0.01
Earnings per common share - diluted:
Numerator:
Income from continuing operations	$16,406	$4,858
Net income attributable to other noncontrolling interests from continuing operations	(76)	(6)
Net income available for common stockholders before net income attributable to noncontrolling interests in CPLP	$16,330	$4,852

Denominator:
Weighted average common shares - basic	420,154	402,781
Add:
Potential dilutive common shares - stock options	567	292
Weighted average units of CPLP convertible into common shares	6,974	8,113
Weighted average common shares - diluted	427,695	411,186

Earnings per common share - diluted	$0.04	$0.01

Weighted average anti-dilutive stock options outstanding	24	1,499
10.    CONSOLIDATED STATEMENTS OF CASH FLOWS - SUPPLEMENTAL INFORMATION
Supplemental information related to cash flows, including significant non-cash activity affecting the consolidated statements of cash flows, for the three months ended March 31, 2018 and 2017 is as follows (in thousands):

	March 31, 2018	March 31, 2017
Interest paid, net of amounts capitalized	$13,775	$13,582
Income taxes paid	—	—
Non-Cash Transactions:
Transfer from projects under development to operating properties	212,628	—
Change in accrued property acquisition, development, and tenant expenditures	28,465	411
Common stock dividends declared	27,315	25,135
Cumulative effect of change in accounting principle	22,329	—
Transfer from investment in unconsolidated joint ventures to operating properties	—	68,390
Transfer from operating properties to real estate assets and other assets held for sale	—	44,653
Transfer from operating properties to liabilities of real estate assets held for sale	—	(130,691)

The following table provides a reconciliation of cash, cash equivalents, and restricted cash recorded on the balance sheet to cash, cash equivalents, and restricted cash in the statements of cash flows (in thousands):

	March 31,		December 31,
	2018	2017	2017	2016
Cash and cash equivalents	$108,152	$35,755	$148,929	$35,687
Restricted cash	1,185	13,485	56,816	15,634
Total cash, cash equivalents, and restricted cash	$109,337	$49,240	$205,745	$51,321

11. REPORTABLE SEGMENTS
The Company's segments are based on the Company's method of internal reporting which classifies operations by property type and geographical area. The segments by property type are: Office and Mixed-Use. The segments by geographical region are: Atlanta, Austin, Charlotte, Phoenix, Tampa, Orlando, and Other. In the fourth quarter of 2017, the Company sold its properties in the Orlando market as part of its ongoing investment strategy of exiting non-core markets and recycling investment capital to fund investment activity. These reportable segments represent an aggregation of operating segments reported to the Chief Operating Decision Maker based on similar economic characteristics that include the type of property and the geographical location. Each segment includes both consolidated operations and the Company's share of unconsolidated joint venture operations.
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
Segment net income, amount of capital expenditures, and total assets are not presented in the following tables because management does not utilize these measures when analyzing its segments or when making resource allocation decisions. Information on the Company's segments along with a reconciliation of NOI to net income for the three months ended March 31, 2018 and 2017 are as follows (in thousands):

Three Months Ended March 31, 2018	Office	Mixed-Use	Total
Net Operating Income:
Atlanta	$32,165	$—	$32,165
Austin	14,941	—	14,941
Charlotte	15,842	—	15,842
Phoenix	8,974	—	8,974
Tampa	7,728	—	7,728
Other	440	488	928
Total Net Operating Income	$80,090	$488	$80,578

Three Months Ended March 31, 2017	Office	Mixed-Use	Total
Net Operating Income:
Atlanta	$29,972	$2,272	$32,244
Charlotte	15,426	—	15,426
Austin	14,187	—	14,187
Phoenix	7,217	—	7,217
Tampa	6,837	—	6,837
Orlando	3,790	—	3,790
Other	466	—	466
Total Net Operating Income	$77,895	$2,272	$80,167
The following reconciles Net Operating Income to Net Income for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2018	2017
Net Operating Income	$80,578	$80,167
Net operating income from unconsolidated joint ventures	(7,421)	(9,176)
Fee income	2,894	1,936
Other income	960	5,426
Reimbursed expenses	(942)	(865)
General and administrative expenses	(6,809)	(6,182)
Interest expense	(9,778)	(9,741)
Depreciation and amortization	(45,093)	(54,884)
Acquisition and transaction costs	(91)	(1,930)
Loss on extinguishment of debt	(85)	—
Other expenses	(320)	(404)
Income from unconsolidated joint ventures	2,885	581
Loss on sale of investment properties	(372)	(70)
Net Income	$16,406	$4,858

Revenues by reportable segment, including a reconciliation to total rental property revenues on the condensed consolidated statements of operations, for three months ended March 31, 2018 and 2017 are as follows (in thousands):

Three Months Ended March 31, 2018	Office	Mixed-Use	Total
Revenues:
Atlanta	$49,466	$—	$49,466
Austin	26,576	—	26,576
Charlotte	23,041	—	23,041
Tampa	12,536	—	12,536
Phoenix	12,060	—	12,060
Other	524	795	1,319
Total segment revenues	124,203	795	124,998
Less: Company's share of rental property revenues from unconsolidated joint ventures	(10,855)	(795)	(11,650)
Total rental property revenues	$113,348	$—	$113,348

Three Months Ended March 31, 2017	Office	Mixed-Use	Total
Revenues:
Atlanta	$47,521	$3,691	$51,212
Austin	24,534	—	24,534
Charlotte	22,743	—	22,743
Tampa	11,303	—	11,303
Phoenix	10,117	—	10,117
Orlando	6,641	—	6,641
Other	817	—	817
Total segment revenues	123,676	3,691	127,367
Less: Company's share of rental property revenues from unconsolidated joint ventures	(11,159)	(3,691)	(14,850)
Total rental property revenues	$112,517	$—	$112,517

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview:
Cousins Properties Incorporated ("Cousins") (and collectively, with its subsidiaries, the "Company," "we," "our," or "us") is a self-administered and self-managed real estate investment trust, or REIT. Our strategy is to create value for our stockholders through ownership of the premier urban office portfolio in the Sunbelt markets, with a particular focus on Georgia, Texas, North Carolina, Florida, and Arizona. This strategy is based on a disciplined approach to capital allocation that includes value-add acquisitions, selective development projects, and timely dispositions of non-core assets. This strategy is also based on a simple, flexible, and low-leveraged balance sheet that allows us to pursue investment opportunities at the most advantages points in the cycle. To implement this strategy, we leverage our strong local operating platforms within each of our major markets. As of March 31, 2018, our portfolio of real estate assets consisted of interests in 29 operating properties (28 office and one mixed-use) containing 15.0 million square feet of space and four projects (three office and one mixed-use) under active development.
We leased or renewed 329,583 square feet of office space during the first quarter of 2018. The weighted average net effective rent of these leases, representing base rent less operating expense reimbursements and leasing costs, was $27.95 per square foot. For those leases that were previously occupied within the past year, net effective rent increased 35.2%. Same property net operating income (defined below) for consolidated properties and our share of unconsolidated properties increased by 2.6% between the three months ended March 31, 2018 and 2017.
Results of Operations
Net Operating Income
The following table summarizes rental property revenues, rental property operating expenses, and net operating income ("NOI") for each of the periods presented, including our same property portfolio. NOI represents rental property revenue less rental property operating expenses. Our same property portfolio is comprised of office properties that have been fully operational in each of the comparable reporting periods. A fully operational property is one that has achieved 90% economic occupancy or has been substantially complete and owned by us for each of the periods presented. Same property amounts for the 2018 versus 2017 comparison are from properties that have been owned since January 1, 2017 through the end of the current reporting period, excluding dispositions. This information is presented for consolidated properties only and does not include net operating income from our unconsolidated joint ventures.

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
Rental Property Revenues
Same Property	$103,990	$99,653	$4,337	4.4%
Non-Same Property	9,358	12,864	(3,506)	(27.3)%
Total Rental Property Revenues	$113,348	$112,517	$831	0.7%

Rental Property Operating Expenses
Same Property	$38,230	$35,761	$2,469	6.9%
Non-Same Property	1,961	5,765	(3,804)	(66.0)%
Total Rental Property Operating Expenses	$40,191	$41,526	$(1,335)	(3.2)%

Net Operating Income
Same Property NOI	$65,760	$63,892	$1,868	2.9%
Non-Same Property NOI	7,397	7,099	298	4.2%
Total NOI	$73,157	$70,991	$2,166	3.1%
Same property NOI increased $1.9 million (2.9%) between the 2018 and 2017 three month periods. The increase in same property revenues and expenses is primarily due to a 41% increase in weighted average occupancy at Research Park V and an 11% increase in weighted average occupancy at Corporate Center. Non-same property revenues and expenses decreased by $3.5 million and $3.8 million, respectively, between the 2018 and 2017 three month periods. The decreases were primarily due to the sale of ACS Center in the second quarter of 2017 and the sales of Bank of America Center, One Orlando Centre, and Citrus Center in December 2017, partially offset by the commencement of operations of 8000 Avalon in June 2017 and 864 Spring Street in January 2018.

Other Income
Other income decreased $4.5 million (82%) between the 2018 and 2017 three month periods. This decrease is primarily driven by 2017 lease termination fees at Hayden Ferry and Northpark.
General and Administrative Expenses
General and administrative expenses increased $627,000 (10%) between the 2018 and 2017 three month periods. This increase is primarily driven by long-term compensation expense increases as a result of fluctuations in our common stock price relative to our office peers included in the SNL US Office REIT Index.
Depreciation and Amortization
Depreciation and amortization decreased $9.8 million (18%) between the 2018 and 2017 three month periods primarily due to the sale of ACS Center in June 2017 and the sales of Bank of America Center, One Orlando Centre, and Citrus Center in December 2017, partially offset by the commencement of operations at 8000 Avalon in June 2017 and 864 Spring Street in January 2018.
Acquisition and Transaction Costs
Acquisition and transaction costs decreased $1.8 million (95%) in the 2018 and 2017 three month periods. These costs include legal, accounting, and financial advisory fees as well as the cost of due diligence work and the costs of combining operations of Parkway Properties, Inc. with the Company. We do not expect to incur any material additional expenses related to our transactions with Parkway Properties, Inc.
Income from Unconsolidated Joint Ventures
Income from unconsolidated joint ventures consisted of the Company's share of the following (in thousands):

	Three Months Ended March 31,
	2018	2017	$ Change
Net operating income	$7,421	$9,176	$(1,755)
Other income, net	350	1,464	(1,114)
Depreciation and amortization	(3,419)	(4,195)	776
Interest expense	(1,515)	(2,325)	810
Net gain (loss) on sale of investment property	48	(3,539)	3,587
Income from unconsolidated joint ventures	$2,885	$581	$2,304
Net operating income and depreciation and amortization from unconsolidated joint ventures decreased $1.8 million and $776,000, respectively, between the 2018 and 2017 three month periods primarily due to the sale of properties owned by EPI, LLC and EPII, LLC ("Emory Point I and II") in the second quarter of 2017 and the sale of our interest in Courvoisier Centre JV, LLC in the fourth quarter of 2017. Other income decreased $1.1 million between the three month periods primarily as a result of 2017 lease termination fees recognized at 111 West Rio. Interest expense decreased $810,000 between the three month periods primarily due to the sale of Emory Point I and II and repayment of the related mortgage loans in the second quarter of 2017. The change in net gain (loss) on sale of investment property is primarily due to the 2017 purchase of the remaining 25.4% interest in the 111 West Rio building and the related consolidation of the building immediately following the purchase that generated a $3.5 million loss.
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
FFO is used by industry analysts and investors as a supplemental measure of a REIT’s operating performance. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry investors and analysts have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. Thus, NAREIT created FFO as a supplemental measure of REIT operating performance that excludes historical cost depreciation, among other items, from GAAP net income. The use of FFO, combined with the required primary GAAP presentations, has been fundamentally beneficial, improving the understanding of operating results of REITs among the investing public and making comparisons of REIT operating results more meaningful. Company management evaluates operating performance in part based on FFO. Additionally, we use FFO, along with other measures, to assess performance in connection with evaluating and granting incentive compensation to its officers and other key employees. The reconciliation of net income to FFO is as follows for the three months ended March 31, 2018 and 2017 (in thousands, except per share information):

	Three Months Ended March 31,
	2018	2017
Net Income Available to Common Stockholders	$16,043	$4,751
Depreciation and amortization of real estate assets:
Consolidated properties	44,620	54,433
Share of unconsolidated joint ventures	3,419	4,195
Partners' share of real estate depreciation	(69)	—
(Gain) loss on sale of depreciated properties:
Consolidated properties	372	18
Share of unconsolidated joint ventures	(48)	3,539
Non-controlling Interests related to unit holders	287	101
Funds From Operations	$64,624	$67,037
Per Common Share — Diluted:
Net Income Available Available to Common Shareholders	$0.04	$0.01
Funds from Operations	$0.15	$0.16
Weighted Average Shares — Diluted	427,695	411,186

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

The following table reconciles NOI for consolidated properties to Net Income each of the periods presented (in thousands):

	Three Months Ended March 31,
	2018	2017
Net Income	$16,406	$4,858
Fee income	(2,894)	(1,936)
Other income	(960)	(5,426)
Reimbursed expenses	942	865
General and administrative expenses	6,809	6,182
Interest expense	9,778	9,741
Depreciation and amortization	45,093	54,884
Acquisition and transaction costs	91	1,930
Other expenses	320	404
Income from unconsolidated joint ventures	(2,885)	(581)
Loss on sale of investment properties	372	70
Loss on extinguishment of debt	85	—
Net Operating Income	$73,157	$70,991

Liquidity and Capital Resources
Our primary short-term and long-term liquidity needs include the following:

•	property and land acquisitions;

•	expenditures on development projects;

•	building improvements, tenant improvements, and leasing costs;

•	principal and interest payments on indebtedness; and

•	operating partnership contributions and common stock dividends.
We may satisfy these needs with one or more of the following:

•	net cash from operations;

•	proceeds from the sale of assets;

•	borrowings under our credit facility;

•	proceeds from mortgage notes payable;

•	proceeds from construction loans;

•	proceeds from unsecured loans;

•	proceeds from offerings of debt or equity securities; and

•	joint venture formations.
During the first quarter of 2018, we recast our unsecured credit facility which, among other things, increased the size from $500 million to $1 billion, extended the maturity date from May 28, 2019 to January 3, 2023 and reduced the spread over LIBOR. As of March 31, 2018, we had no amounts drawn under the New Credit Facility and had the ability to borrow $997 million of the $1 billion available with $3 million utilized by outstanding letters of credit.
Contractual Obligations and Commitments
The following table sets forth information as of March 31, 2018 with respect to our outstanding contractual obligations and commitments (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 years
Contractual Obligations:
Company debt:
Unsecured Credit Facility	$—	$—	$—	$—	$—
Unsecured Senior Notes	350,000	—	—	—	350,000
Unsecured Term Loan	250,000	—	250,000	—	—
Mortgage notes payable	496,602	7,188	78,130	97,042	314,242
Interest commitments (1)	259,112	40,873	80,488	62,983	74,768
Ground leases	206,869	2,321	4,660	4,748	195,140
Other operating leases	743	321	340	82	—
Total contractual obligations	$1,563,326	$50,703	$413,618	$164,855	$934,150
Commitments:
Unfunded tenant improvements and construction obligations	$58,390	$56,708	$1,682	$—	$—
Letters of credit	3,000	3,000	—	—	—
Performance bonds	665	665	—	—	—
Total commitments	$62,055	$60,373	$1,682	$—	$—

(1)	Interest on variable rate obligations is based on rates effective as of March 31, 2018.
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
Cash Flows Summary
We report and analyze our cash flows based on operating activities, investing activities, and financing activities. The following table summarizes the changes in cash flows (in thousands):

	Three Months Ended March 31,
	2018	2017	Change
Net cash provided by operating activities	$20,906	$25,233	$(4,327)
Net cash used in investing activities	(82,813)	(78,271)	(4,542)
Net cash provided by (used in) financing activities	(34,501)	50,957	(85,458)
The reasons for significant increases and decreases in cash flows between the periods are as follows:
Cash Flows from Operating Activities. Cash flows from operating activities decreased $4.3 million between the 2018 and 2017 three month periods primarily due to a decrease in cash generated from property operations as a result of the sale of ACS Center in July 2017 and the sales of Bank of America Center, One Orlando Centre, and Citrus Center in December 2017 and a decrease in lease termination fees between periods.
Cash Flows from Investing Activities. Cash flows used in investing activities increased $4.5 million between the 2018 and 2017 three month periods primarily due to investment in the Austin 300 Colorado Project, LP unconsolidated joint venture.
Cash Flows from Financing Activities. Cash flows from financing activities decreased $85.5 million between the 2018 and 2017 three month periods primarily due to the 2017 common stock issuance, partially offset by 2017 credit facility payments.
Capital Expenditures. We incur costs related to our real estate assets that include acquisition of properties, development of new properties, redevelopment of existing or newly purchased properties, leasing costs for new or replacement tenants, and ongoing property repairs and maintenance.
Capital expenditures for assets we develop or acquire and then hold and operate are included in the property acquisition, development, and tenant asset expenditures line item within investing activities on the condensed consolidated statements of cash flows. The changes in amounts accrued are removed from the table below (accrued capital adjustment) to show the components of these costs on a cash basis. Components of costs included in this line item for the three months ended March 31, 2018 and 2017 are as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Development	$11,823	$41,121
Operating — leasing costs	15,629	10,001
Operating — building improvements	984	16,014
Capitalized interest	1,096	1,590
Capitalized personnel costs	2,178	2,396
Change in accrued capital expenditures	28,465	(411)
Total property acquisition and development expenditures	$60,175	$70,711
Capital expenditures, including capitalized interest, decreased due to a number of development projects either completed or in the early stages of development and a decrease in building improvement projects. Tenant improvements and leasing costs, as well as related capitalized personnel costs, are a function of the number and size of newly executed leases or renewals of existing leases. Cash flow decreased from the changes in accrued capital expenditures primarily due to payments made related to the construction of 864 Spring Street becoming operational and payments due at that time. The amounts of tenant improvement and leasing costs for our office portfolio on a per square foot basis were as follows:

	Three Months Ended March 31,
	2018	2017
New leases	$6.04	$6.67
Renewal leases	$4.49	$3.74
Expansion leases	$6.41	$8.08
The amounts of tenant improvement and leasing costs on a per square foot basis vary by lease and by market. Given the level of expected leasing and renewal activity, management expects tenant improvements and leasing costs per square foot in future periods to remain consistent with those experienced in the first three months of 2018.
Dividends. We paid common dividends of $25.2 million and $23.6 million in the 2018 and 2017 three month periods, respectively. We funded the common dividends with cash on hand and cash provided by operating activities. We expect to fund our future quarterly common dividends with cash provided by operating activities, proceeds from investment property sales, distributions from unconsolidated joint ventures, and indebtedness, if necessary.
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
Off Balance Sheet Arrangements
General. We have a number of off balance sheet joint ventures with varying structures, as described in note 6 of our 2017 Annual Report on Form 10-K and note 2 of this Form 10-Q. The joint ventures in which we have an interest are involved in the ownership, acquisition, and/or development of real estate. A venture will fund capital requirements or operational needs with cash from operations or financing proceeds, if possible. If additional capital is deemed necessary, a venture may request a contribution from the partners, and we will evaluate such request.
Debt. At March 31, 2018, our unconsolidated joint ventures had aggregate outstanding indebtedness to third parties of $343.1 million. These loans are generally mortgage or construction loans, most of which are non-recourse to us except as described in the paragraph below. In addition, in certain instances, we provide “non-recourse carve-out guarantees” on these non-recourse loans. Certain of these loans have variable interest rates, which creates exposure to the ventures in the form of market risk from interest rate changes.
We guarantee 12.5% of the loan amount related to the Carolina Square construction loan, which has a lending capacity of $79.8 million, and an outstanding balance of $70.4 million as of March 31, 2018. At March 31, 2018, we guaranteed $8.8 million of the amount outstanding.
Critical Accounting Policies
There have been no material changes in the critical accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes in the market risk associated with our notes payable at March 31, 2018 compared to that as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

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
Item 1A. Risk Factors

Risk factors that affect our business and financial results are discussed in Part I, "Item 1A. Risk Factors," of our Annual Report on Form 10-K for the year ended December 31, 2017. There have been no material changes in our risk factors from those previously disclosed in our Annual Report. You should carefully consider the risks described in our Annual Report, which could materially affect our business, financial condition or future results. The risks described in our Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
We did not make any sales of unregistered securities during the first quarter of 2018.
We purchased the following common shares during the first quarter of 2018:

	Total Number of Shares Purchased*	Average Price Paid per Share*
January 1 - 31	31,072	$8.95
February 1 - 28	52,504	8.61
March 1 - 31	—	—
	83,576	$8.74
*Activity for the first quarter of 2018 related to the remittances of shares for income taxes in association with restricted stock vestings. For information on our equity compensation plans, see note 13 of our Annual Report on Form 10-K and note 8 to the unaudited condensed consolidated financial statements set forth in this Form 10-Q.

Item 5.    Other Information.
On April 24, 2018, the Company held its annual meeting of stockholders. Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. The following matters were submitted to a vote of the stockholders:

Proposal 1 - the votes regarding the election of eight directors for a term expiring in 2019 were as follows:

Name	For	Against	Abstentions	Broker Non-Votes
Charles T. Cannada	391,235,670	4,402,007	177,389	8,034,398
Edward M. Casal	391,592,018	4,042,061	180,987	8,034,398
Robert M. Chapman	388,671,780	6,963,255	180,031	8,034,398
Lawrence L. Gellerstedt III	382,461,240	8,620,882	4,732,944	8,034,398
Lillian C. Giornelli	386,365,917	9,270,630	178,519	8,034,398
S. Taylor Glover	389,911,748	5,722,107	181,211	8,034,398
Donna W. Hyland	391,211,964	4,425,288	177,814	8,034,398
R. Dary Stone	390,003,016	5,630,911	181,139	8,034,398

Proposal 2 - the advisory votes on executive compensation, often referred to as “say on pay,” were as follows:

For	Against	Abstentions	Broker Non-Votes
373,361,326	16,224,079	800,436	8,034,398

Proposal 3 - the votes to ratify the appointment of Deloitte & Touche LLP as the Company's independent registered public accounting firm for the fiscal year ending December 31, 2018 were as follows:

For	Against	Abstentions
392,842,388	5,362,791	215,060

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

3.2		Bylaws of the Registrant, as amended and restated December 4, 2012, filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on December 7, 2012, and incorporated herein by reference.

10	†
Term Loan Agreement, dated as of January 22, 2016, among the Registrant, the co-borrowers from time to time party thereto, the lenders party thereto, and Bank of America, N.A., as administrative agent.

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

COUSINS PROPERTIES INCORPORATED
/s/ Gregg D. Adzema
Gregg D. Adzema
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)
Date: April 25, 2018