Form 10-Q
period 2018-06-30
COUSINS PROPERTIES INC
filed 2018-07-25
CIK 25232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 18, 2018
Common Stock, $1 par value per share	420,384,785 shares

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
•future financings;
•future acquisitions and dispositions of land;
•future acquisitions and dispositions of operating assets;
•future development and redevelopment opportunities;
•future dispositions of non-core assets;
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

•	changes to our strategy with regard to non-core holdings that require impairment losses to be recognized;

•	leasing risks, including the ability to obtain new tenants or renew expiring tenants, the ability to lease newly developed and/or recently acquired space, and the risk of declining leasing rates;

•	the adverse change in the financial condition of one or more of our major tenants;

•	volatility in interest rates and insurance rates;

•	competition from other developers or investors;

•	the risks associated with real estate developments (such as zoning approval, receipt of required permits, construction delays, cost overruns, and leasing risk);

•	the loss of key personnel;

•	the potential liability for uninsured losses, condemnation, or environmental issues;

•	the potential liability for a failure to meet regulatory requirements;

•	the financial condition and liquidity of, or disputes with, joint venture partners;

•	any failure to comply with debt covenants under credit agreements;

•	any failure to continue to qualify for taxation as a real estate investment trust and meet regulatory requirements;

•	potential changes to state, local, or federal regulations applicable to our business;

•	material changes in the dividend rates or the ability to pay dividends on common shares or other securities;

•	potential changes to the tax laws and accounting standards impacting REITs and real estate in general; and

•	those additional risks and factors discussed in reports filed with the Securities and Exchange Commission by the Company.
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

PART I — FINANCIAL INFORMATION
Item 1.    Financial Statements.
COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share and per share amounts)

	June 30, 2018	December 31, 2017
	(unaudited)
Assets:
Real estate assets:
Operating properties, net of accumulated depreciation of $347,681 and $275,977 in 2018 and 2017, respectively	$3,513,203	$3,332,619
Projects under development	115,158	280,982
Land	4,221	4,221
	3,632,582	3,617,822

Cash and cash equivalents	110,232	148,929
Restricted cash	328	56,816
Notes and accounts receivable, net of allowance for doubtful accounts of $362 and $535 in 2018 and 2017, respectively	12,364	14,420
Deferred rents receivable	71,576	58,158
Investment in unconsolidated joint ventures	143,201	101,414
Intangible assets, net	164,753	186,206
Other assets	31,216	20,854
Total assets	$4,166,252	$4,204,619
Liabilities:
Notes payable	$1,089,264	$1,093,228
Accounts payable and accrued expenses	98,562	137,909
Deferred income	39,884	37,383
Intangible liabilities, net of accumulated amortization of $36,058 and $28,960 in 2018 and 2017, respectively	63,356	70,454
Other liabilities	42,842	40,534
Total liabilities	1,333,908	1,379,508
Commitments and contingencies
Equity:
Stockholders' investment:
Preferred stock, $1 par value, 20,000,000 shares authorized, 6,867,357 shares issued and outstanding in 2018 and 2017	6,867	6,867
Common stock, $1 par value, 700,000,000 shares authorized, 430,733,698 and 430,349,620 shares issued in 2018 and 2017, respectively	430,734	430,350
Additional paid-in capital	3,605,047	3,604,776
Treasury stock at cost, 10,339,735 and 10,329,082 shares in 2018 and 2017, respectively	(148,473)	(148,373)
Distributions in excess of cumulative net income	(1,116,640)	(1,121,647)
Total stockholders' investment	2,777,535	2,771,973
Nonredeemable noncontrolling interests	54,809	53,138
Total equity	2,832,344	2,825,111
Total liabilities and equity	$4,166,252	$4,204,619

See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues:
Rental property revenues	$113,698	$114,007	$227,046	$226,524
Fee income	1,798	1,854	4,692	3,791
Other	1,132	3,174	2,092	8,600
	116,628	119,035	233,830	238,915
Expenses:
Rental property operating expenses	40,731	41,501	80,922	83,026
Reimbursed expenses	860	907	1,802	1,772
General and administrative expenses	8,071	8,618	14,880	14,828
Interest expense	9,714	8,523	19,492	18,264
Depreciation and amortization	45,675	50,040	90,768	104,924
Acquisition and transaction costs	137	246	228	2,177
Other	44	236	364	612
	105,232	110,071	208,456	225,603
Gain (loss) on extinguishment of debt	—	1,829	(85)	1,829
Income from continuing operations before unconsolidated joint ventures and loss on sale of investment properties	11,396	10,793	25,289	15,141
Income from unconsolidated joint ventures	5,036	40,320	7,921	40,901
Income from continuing operations before gain on sale of investment properties	16,432	51,113	33,210	56,042
Gain on sale of investment properties	5,317	119,832	4,945	119,761
Net income	21,749	170,945	38,155	175,803
Net income attributable to noncontrolling interests	(473)	(2,856)	(836)	(2,963)
Net income available to common stockholders	$21,276	$168,089	$37,319	$172,840
Net income per common share — basic and diluted	$0.05	$0.40	$0.09	$0.42
Weighted average shares — basic	420,294	419,402	420,225	411,137
Weighted average shares — diluted	427,501	427,180	427,444	419,227
Dividends declared per common share	$0.065	$0.060	$0.130	$0.180

See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
Six Months Ended June 30, 2018 and 2017
(unaudited, in thousands)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Treasury Stock	Distributions in Excess of Net Income	Stockholders’ Investment	Nonredeemable Noncontrolling Interests	Total Equity
Balance December 31, 2017	$6,867	$430,350	$3,604,776	$(148,373)	$(1,121,647)	$2,771,973	$53,138	$2,825,111
Net income	—	—	—	—	37,319	37,319	836	38,155
Common stock issued pursuant to stock-based compensation	—	397	(864)	(100)	—	(567)	—	(567)
Cumulative effect of change in accounting principle	—	—	—	—	22,329	22,329	—	22,329
Amortization of stock options and restricted stock, net of forfeitures	—	(13)	1,135	—	—	1,122	—	1,122
Contributions from nonredeemable noncontrolling interest	—	—	—	—	—	—	1,708	1,708
Distributions to nonredeemable noncontrolling interest	—	—	—	—	—	—	(873)	(873)
Common dividends ($0.13 per share)	—	—	—	—	(54,641)	(54,641)	—	(54,641)
Balance June 30, 2018	$6,867	$430,734	$3,605,047	$(148,473)	$(1,116,640)	$2,777,535	$54,809	$2,832,344

Balance December 31, 2016	$6,867	$403,747	$3,407,430	$(148,373)	$(1,214,114)	$2,455,557	$58,683	$2,514,240
Net income	—	—	—	—	172,840	172,840	2,963	175,803
Common stock issued pursuant to:
Common stock offering, net of issuance costs	—	25,000	186,820	—	—	211,820	—	211,820
Stock-based compensation	—	353	(54)	—	—	299	—	299
Spin-off of Parkway, Inc.	—	—	—	—	562	562	—	562
Common stock redemption by unit holders	—	1,203	8,865	—	—	10,068	(10,068)	—
Amortization of stock options and restricted stock, net of forfeitures	—	(6)	975	—	—	969	—	969
Contributions from nonredeemable noncontrolling interests	—	—	—	—	—	—	900	900
Distributions to nonredeemable noncontrolling interest	—	—	—	—	—	—	(966)	(966)
Common dividends ($0.18 per share)	—	—	—	—	(73,950)	(73,950)	—	(73,950)
Balance June 30, 2017	$6,867	$430,297	$3,604,036	$(148,373)	$(1,114,662)	$2,778,165	$51,512	$2,829,677
See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$38,155	$175,803
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of investment properties	(4,945)	(119,761)
Depreciation and amortization	90,768	104,924
Amortization of deferred financing costs and premium/discount on notes payable	1,203	(2,948)
Stock-based compensation expense, net of forfeitures	2,264	1,979
Effect of non-cash adjustments to rental revenues	(17,691)	(24,057)
Income from unconsolidated joint ventures	(7,921)	(40,901)
Operating distributions from unconsolidated joint ventures	10,896	6,389
(Gain) loss on extinguishment of debt	85	(1,829)
Changes in other operating assets and liabilities:
Change in other receivables and other assets, net	(2,508)	3,108
Change in operating liabilities, net	(5,590)	(10,063)
Net cash provided by operating activities	104,716	92,644
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from investment property sales	—	167,118
Property acquisition, development, and tenant asset expenditures	(99,767)	(151,150)
Purchase of tenant-in-common interest	—	(13,382)
Collection of notes receivable	—	5,161
Investment in unconsolidated joint ventures	(30,423)	(8,266)
Distributions from unconsolidated joint ventures	2,032	74,532
Change in notes receivable and other assets	(1,954)	—
Other	(4,264)	—
Net cash provided by (used in) investing activities	(134,376)	74,013
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facility	—	457,000
Repayment of credit facility	—	(497,000)
Proceeds from issuance of notes payable	—	100,000
Repayment of notes payable	(4,344)	(413,726)
Payment of deferred financing costs	(6,081)	(2,030)
Common stock issued, net of expenses	—	211,820
Contributions from noncontrolling interests	—	900
Distributions to nonredeemable noncontrolling interests	(873)	(966)
Common dividends paid	(52,518)	(48,815)
Other	(1,709)	(602)
Net cash used in financing activities	(65,525)	(193,419)
NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(95,185)	(26,762)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	205,745	51,321
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$110,560	$24,559

See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
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
Cousins, CPLP, CTRS, and their subsidiaries (collectively, the “Company”) develop, acquire, lease, manage, and own primarily Class A office and mixed-use properties in Sunbelt markets with a focus on Georgia, Texas, Arizona, Florida, and North Carolina. As of June 30, 2018, the Company’s portfolio of real estate assets consisted of interests in 14.7 million square feet of office space and 310,000 square feet of mixed-use space.
Basis of Presentation: The condensed consolidated financial statements are unaudited and were prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, these financial statements reflect all adjustments necessary (which adjustments are of a normal and recurring nature) for the fair presentation of the Company's financial position as of June 30, 2018 and the results of operations for the three and six months ended June 30, 2018 and 2017. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of results expected for the full year or any other interim period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017. The accounting policies employed are substantially the same as those shown in note 2 to the consolidated financial statements included therein.
For the three and six months ended June 30, 2018 and 2017, there were no items of other comprehensive income. Therefore, no presentation of comprehensive income is required.
Recently Issued Accounting Standards: In May 2014, the FASB issued ASU 2014-09 ("ASC 606"), "Revenue from Contracts with Customers." Under the new guidance, companies are required to recognize revenue when the seller satisfies a performance obligation, which would be when the buyer takes control of the good or service. The Company adopted this guidance using the “modified retrospective” method effective January 1, 2018; as such, the Company applied the guidance only to the most recent period presented in the financial statements. The classification of certain non-lease components of revenue from leases may be impacted by the new revenue standard upon the adoption of the new leasing standard beginning January 1, 2019 (see below). Prior to adoption of ASC 606, gains or losses from real estate sales were adjusted at the time of the sale by the maximum exposure to loss related to continuing involvement with the real estate asset. After adoption, any continuing involvement is considered a separate performance obligation and the sales price is required to be allocated between the elements with continuing involvement and those without continuing involvement. As the continuing performance obligations are satisfied, additional gains or losses will be recognized. The Company had no sales of real estate with continuing involvement during 2018 or in any prior periods that affected results of operations 2018 or could affect results of operations in future periods.
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
Fee revenue and other revenue, as a whole, are immaterial to total revenues. There was no change to previously reported amounts from the cumulative effect of the adoption of ASC 606. For the three and six months ended June 30, 2018 the Company recognized rental property revenue of $113.7 million and $227.0 million, respectively. For the three and six months ended June 30, 2017 the Company recognized rental property revenue of $114.0 million and $226.5 million, respectively. For the three and six months ended June 30, 2018, the Company recognized fee and other revenue of $2.9 million and $6.8 million, respectively. For the three and six months ended June 30, 2017, the Company recognized fee and other revenue of $5.0 million and $12.4 million, respectively.
In February 2016, the FASB issued ASU 2016-02, "Leases," which amends the existing standards for lease accounting by requiring lessees to record most leases on their balance sheets and making targeted changes to lessor accounting and reporting. The new standard will require lessees to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months and classify such leases as either finance or operating leases based on the principle of whether the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method (finance leases) or on a straight-line basis over the term of the lease (operating leases). Leases with a term of 12 months or less will be accounted for similarly to existing guidance for operating leases. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases, and operating leases. ASU 2016-02 supersedes previous leasing standards. The guidance is effective for the fiscal years beginning after December 15, 2018, with early adoption permitted. The Company expects to adopt this guidance using the "modified retrospective" method effective January 1, 2019. Under the new standard, the accounting by a lessor is largely unchanged from that of the previous standard. However, the presentation and disclosure in the financial statements of certain non-lease components, such as charges to tenants for a building's operating expenses, has been updated. In March 2018, the FASB approved an exposure draft which would provide lessors with a practical expedient to not separate non-lease components from the related lease components under certain conditions. The Company believes that the majority of its leases would qualify for the practical expedient. The new standard also revises the treatment of indirect leasing costs and permits the capitalization and amortization only of direct leasing costs. Also, for leases where the Company is a ground lessee, the new standard will require the Company to record a right of use asset and a lease liability on its consolidated balance sheet with a minimal impact on the recognition of ground lease expense. The Company is currently assessing the potential impact of adopting the new guidance.
In the fourth quarter of 2017, the Company adopted ASU 2016-15, "Classification of Certain Cash Receipts and Cash Payments" ("ASU 2016-15") which updated ASC Topic 230, "Statement of Cash Flows." ASU 2016-15 clarified guidance on the classification of certain cash receipts and payments in the statement of cash flows to reduce diversity in practice. The Company adopted this standard with retrospective application and, and as a result, changed the classification of distributions from equity method investments such that it now classifies distributions received on the basis of the nature of the activity that generated the distribution. The adoption of this new approach resulted in a decrease in net cash from by operating activities of $33.6 million and a corresponding increase in net cash from investing activities of $33.6 million for the six months ended June 30, 2017.
In the fourth quarter of 2017, the Company adopted ASU 2016-18, "Restricted Cash" ("ASU 2016-18"), which updated ASC Topic 230, "Statement of Cash Flows." ASU 2016-18 required companies to include restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The adoption of this standard resulted in an decrease in net cash from investing activities of $7.5 million for the six months ended June 30, 2017.
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
On January 1, 2018, the Company adopted ASU 2017-09, "Scope of Modification Accounting," which amended the scope of modification accounting for share-based payment arrangements and provided guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718, "Compensation—Stock Compensation." Adoption of the standard did not have a material impact on the Company's financial statements.
2. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES
The Company describes its investments in unconsolidated joint ventures in note 6 of notes to consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2017. The following information summarizes financial data and principal activities of the Company's unconsolidated joint ventures. The information included in the following table entitled summary of financial position is as of June 30, 2018 and December 31, 2017. The information included in the summary of operations table is for the six months ended June 30, 2018 and 2017 (in thousands).

	Total Assets		Total Debt		Total Equity		Company’s Investment
SUMMARY OF FINANCIAL POSITION:	2018	2017	2018	2017	2018	2017	2018		2017
Terminus Office Holdings	$259,619	$261,999	$200,957	$203,131	$48,103	$48,033	$47,349		$24,898
DC Charlotte Plaza LLLP	98,068	53,791	—	—	72,225	42,853	35,647		22,293
Carolina Square Holdings LP	108,915	106,580	73,140	64,412	34,093	33,648	19,450		19,384
Charlotte Gateway Village, LLC	115,244	124,691	—	—	110,570	121,386	8,677		14,568
Austin 300 Colorado Project, LP	33,630	—	—	—	33,569	—	15,483		—
HICO Victory Center LP	14,734	14,403	—	—	14,603	14,401	9,865		9,752
CL Realty, L.L.C.	8,098	8,287	—	—	8,029	8,127	2,932		2,980
AMCO 120 WT Holdings, LLC	24,384	18,066	—	—	24,407	16,354	2,853		1,664
Temco Associates, LLC	4,485	4,441	—	—	4,380	4,337	896		875
EP II LLC	260	277	—	—	160	180	28		44
EP I LLC	501	521	—	—	315	319	21		25
HICO Avalon II, LLC	—	6,379	—	—	—	6,303	—		4,931
Wildwood Associates	11,228	16,337	—	—	11,162	16,297	(433)	(1)	(1,151)	(1)
Crawford Long - CPI, LLC	27,867	27,362	70,293	71,047	(44,777)	(44,815)	(21,345)	(1)	(21,323)	(1)
	$707,033	$643,134	$344,390	$338,590	$316,839	$267,423	$121,423		$78,940

	Total Revenues		Net Income (Loss)		Company's Share of Income (Loss)
SUMMARY OF OPERATIONS:	2018	2017	2018	2017	2018	2017
Wildwood Associates	$—	$—	$(1,086)	$(51)	$2,750	$(26)
Charlotte Gateway Village, LLC	13,477	13,380	5,189	4,734	2,594	2,367
Terminus Office Holdings	22,318	21,908	3,070	3,178	1,597	1,769
Crawford Long - CPI, LLC	6,259	6,033	1,730	1,516	824	758
HICO Victory Center LP	202	171	202	171	106	114
Austin 300 Colorado Project, LP	285	—	172	—	86	—
Temco Associates, LLC	80	80	36	41	21	25
Carolina Square Holdings LP	5,361	40	445	(94)	17	—
Courvoisier Centre JV, LLC	—	6,554	—	(1,083)	5	(195)
EP I LLC	19	4,103	(4)	44,929	(5)	28,525
HICO Avalon II, LLC	—	—	(14)	—	(10)	—
EP II LLC	—	2,643	(21)	12,967	(15)	9,725
CL Realty, L.L.C.	—	2,599	(71)	2,415	(49)	430
DC Charlotte Plaza LLLP	—	2	—	2	—	2
111 West Rio Building	—	—	—	—	—	(2,593)
AMCO 120 WT Holdings, LLC	—	—	(24)	(12)	—	—
	$48,001	$57,513	$9,624	$68,713	$7,921	$40,901
(1) Negative balances are included in deferred income on the balance sheets.

Hico Avalon II LLC, a joint venture between the Company and Hines Avalon II Investor, LLC ("Hines"), commenced development of a 251,000 square foot office building. Pursuant to the joint venture agreement, all predevelopment expenditures were funded 75% by the Company and 25% by Hines until June 2018 when a notice to proceed was issued to the general contractor. At this time, the capital accounts and economics of the joint venture were adjusted such that the Company owns 90% of the venture and Hines owns 10%. Additionally, the Company now has control over the operational aspects of the venture and, therefore, has consolidated the joint venture.
In the second quarter of 2018, the Carolina Square Holdings LP joint venture executed the first of two one-year extensions for its associated construction loan, extending the maturity date to May 2019.

3. INTANGIBLE ASSETS
Intangible assets on the balance sheets as of June 30, 2018 and December 31, 2017 were as follows (in thousands):

	June 30, 2018	December 31, 2017
In-place leases, net of accumulated amortization of $109,477 and $91,548 at June 30, 2018 and December 31, 2017, respectively	$121,619	$139,548
Above-market tenant leases, net of accumulated amortization of $16,424 and $13,038 at June 30, 2018 and December 31, 2017, respectively	23,531	26,917
Below-market ground lease, net of accumulated amortization of $483 and $345 at June 30, 2018 and December 31, 2017, respectively	17,929	18,067
Goodwill	1,674	1,674
	$164,753	$186,206

Goodwill did not change for the six months ended June 30, 2018 and 2017.
4. OTHER ASSETS
Other assets on the balance sheets as of June 30, 2018 and December 31, 2017 included the following (in thousands):

	June 30, 2018	December 31, 2017
Furniture, fixtures and equipment, leasehold improvements, and other deferred costs, net of accumulated depreciation of $23,542 and $21,925 at June 30, 2018 and December 31, 2017, respectively	$12,952	$12,241
Prepaid expenses and other assets	6,854	3,902
Line of credit deferred financing costs, net of accumulated amortization of $721 and $3,119 at June 30, 2018 and December 31, 2017, respectively	6,574	1,213
Lease inducements, net of accumulated amortization of $1,218 and $978 at June 30, 2018 and December 31, 2017, respectively	3,273	3,126
Predevelopment costs and earnest money	1,563	372
	$31,216	$20,854
5. NOTES PAYABLE
The following table details the terms and amounts of the Company’s outstanding notes payable at June 30, 2018 and December 31, 2017 ($ in thousands):

Description	Interest Rate	Maturity*	June 30, 2018		December 31, 2017
Term Loan, Unsecured	3.29%	2021	$250,000		$250,000
Senior Notes, Unsecured	3.91%	2025	250,000		250,000
Fifth Third Center	3.37%	2026	145,039		146,557
Colorado Tower	3.45%	2026	120,000		120,000
Promenade	4.27%	2022	100,813		102,355
Senior Notes, Unsecured	4.09%	2027	100,000		100,000
816 Congress	3.75%	2024	82,498		83,304
Meridian Mark Plaza	6.00%	2020	23,785		24,038
The Pointe	4.01%	2019	22,285		22,510
Credit Facility, Unsecured	3.14%	2023	—		—
			1,094,420	—	1,098,764
Unamortized premium, net			118		219
Unamortized loan costs			(5,274)		(5,755)
Total Notes Payable			$1,089,264		$1,093,228

*Weighted average maturity of notes payable outstanding at June 30, 2018 was 6.2 years.

Credit Facility
The Company had a $500 million senior unsecured line of credit (the "Credit Facility") that was scheduled to mature on May 28, 2019. The Credit Facility contained financial covenants that required, among other things, the maintenance of an unencumbered interest coverage ratio of at least 2.00; a fixed charge coverage ratio of at least 1.50; an overall leverage ratio of no more than 60%; and a minimum stockholders' equity balance in an amount equal to $1.0 billion, plus a portion of the net cash proceeds from certain equity issuances. The Credit Facility also contained customary representations and warranties and affirmative and negative covenants, as well as customary events of default.
The interest rate applicable to the Credit Facility varied according to the Company’s leverage ratio and was, at the election of the Company, determined based on either (1) the current London Interbank Offered Rate ("LIBOR") plus a spread of between 1.10% and 1.45%, based on leverage, or (2) the greater of Bank of America's prime rate, the federal funds rate plus 0.50%, or the one-month LIBOR plus 1.0% (the “Base Rate”), plus a spread of between 0.10% and 0.45%, based on leverage. The Company also paid an annual facility fee on the total commitments under the Credit Facility of between 0.15% and 0.30%, based on leverage.
On January 3, 2018, the Company entered into a Fourth Amended and Restated Credit Agreement (the "New Credit Facility") under which the Company may borrow up to $1 billion if certain conditions are satisfied.
The New Credit Facility recasts the Credit Facility by, among other things, increasing the size from $500 million to $1 billion; extending the maturity date from May 28, 2019 to January 3, 2023; providing for the expansion of the New Credit Facility by an additional $500 million, subject to receipt of additional commitments from lenders and other customary conditions; and decreasing the Consolidated Unencumbered Interest Coverage ratio from 2.00 to 1.75.
The interest rate applicable to the New Credit Facility varies according to the Company's leverage ratio, and may, at the election of the Company, be determined based on either (1) the current LIBOR plus a spread of between 1.05% and 1.45%, based on leverage, or (2) the greater of Bank of America's prime rate, the federal funds rate plus 0.50%, or the one-month LIBOR plus 1.00% (the "Base Rate"), plus a spread of between 0.10% and 0.45%, based on leverage.
At June 30, 2018, the New Credit Facility's spread over LIBOR was 1.05%. The amount that the Company had available to be drawn under the New Credit Facility was a defined calculation based on the Company's unencumbered assets and other factors. As of June 30, 2018, the Company had no amounts drawn under the New Credit Facility and had the ability to borrow $998 million of the $1 billion available with $2 million utilized by outstanding letters of credit.
Unsecured Term Loan
The Company has a $250 million unsecured term loan (the "Term Loan") that matures on December 2, 2021. Through January 21, 2018, the Term Loan contained financial covenants substantially consistent with those of the Credit Facility. On January 22, 2018, the Term Loan was amended to make the financial covenants consistent with those of the New Credit Facility. The interest rate applicable to the Term Loan varies according to the Company’s leverage ratio, and may, at the election of the Company, be determined based on either (1) LIBOR plus a spread of between 1.20% and 1.70%, based on leverage, or (2) the greater of Bank of America's prime rate, the federal funds rate plus 0.50%, or the one-month LIBOR plus 1.00%, plus a spread of between 0.00% and 0.75%, based on leverage. At June 30, 2018, the Term Loan's spread over LIBOR was 1.20%.
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
Fair Value
At June 30, 2018 and December 31, 2017, the aggregate estimated fair values of the Company's notes payable were $1.1 billion for each of the periods, calculated by discounting the debt's remaining contractual cash flows at estimated rates at which similar loans could have been obtained at those respective dates. The estimate of the current market rate, which is the most significant input in the discounted cash flow calculation, is intended to replicate debt of similar maturity and loan-to-value relationship. These fair value calculations are considered to be Level 2 under the guidelines as set forth in ASC 820, "Fair Value Measurement," as the Company utilizes market rates for similar type loans from third-party brokers.

Other Information
For the three and six months ended June 30, 2018 and 2017, interest expense was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Total interest incurred	$11,103	$10,741	$21,977	$22,072
Interest capitalized	(1,389)	(2,218)	(2,485)	(3,808)
Total interest expense	$9,714	$8,523	$19,492	$18,264
In July 2018, the Company notified the lender that it intends to repay The Pointe note payable in full without penalty during the third quarter of 2018.
6. COMMITMENTS AND CONTINGENCIES

Commitments
The Company had outstanding letters of credit and performance bonds totaling $2.7 million, at June 30, 2018. As a lessor, the Company had $102.9 million in future obligations under leases to fund tenant improvements and other future construction obligations at June 30, 2018. As a lessee, the Company had future obligations under ground and other operating leases of $207.0 million at June 30, 2018.
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
7. STOCK-BASED COMPENSATION
The Company has several types of stock-based compensation - stock options, restricted stock, and restricted stock units (“RSUs”) - which are described in note 13 of notes to consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2017. The expense related to stock options and time vested restricted stock is generally fixed. The expense related to RSUs generally fluctuates from period to period dependent, in part, on the Company's absolute stock price and stock price performance relative to its peers. The Company recorded stock-based compensation expense, net of forfeitures, of $3.4 million and $2.9 million for the three months ended June 30, 2018 and 2017, respectively, and $6.0 million and $4.6 million for the six months ended June 30, 2018 and 2017, respectively.
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
During the quarter ended June 30, 2018, the Company issued 118,555 shares of common stock at fair value to members of its board of directors in lieu of fees, and recorded $1.1 million in general and administrative expense related to these issuances.
During the quarter ended June 30, 2018, 457,206 stock options were exercised. As a result, the Company issued 47,309 shares and paid $945,000 to optionees.
8. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2018 and 2017 (in thousands except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Earnings per common share - basic:
Numerator:
Income from continuing operations	$21,749	$170,945	$38,155	$175,803
Net income attributable to noncontrolling interests in CPLP from continuing operations	(410)	(2,856)	(697)	(2,957)
Net income attributable to other noncontrolling interests	(63)	—	(139)	(6)
Net income available for common stockholders	$21,276	$168,089	$37,319	$172,840

Denominator:
Weighted average common shares - basic	420,294	419,402	420,225	411,137

Earnings per common share - basic	$0.05	$0.40	$0.09	$0.42

Earnings per common share - diluted:
Numerator:
Income from continuing operations	$21,749	$170,945	$38,155	$175,803
Net income attributable to other noncontrolling interests from continuing operations	(63)	—	(139)	(6)
Net income available for common stockholders before net income attributable to noncontrolling interests in CPLP	$21,686	$170,945	$38,016	$175,797

Denominator:
Weighted average common shares - basic	420,294	419,402	420,225	411,137
Add:
Potential dilutive common shares - stock options	233	320	245	306
Weighted average units of CPLP convertible into common shares	6,974	7,458	6,974	7,784
Weighted average common shares - diluted	427,501	427,180	427,444	419,227

Earnings per common share - diluted	$0.05	$0.40	$0.09	$0.42

Weighted average anti-dilutive stock options outstanding	—	731	12	744

9.    CONSOLIDATED STATEMENTS OF CASH FLOWS - SUPPLEMENTAL INFORMATION
Supplemental information related to cash flows, including significant non-cash activity affecting the consolidated statements of cash flows, for the six months ended June 30, 2018 and 2017 is as follows (in thousands):

	June 30, 2018	June 30, 2017
Interest paid, net of amounts capitalized	$19,283	$22,721
Non-Cash Transactions:
Transfer from projects under development to operating properties	212,628	58,928
Common stock dividends declared and accrued	27,326	25,212
Change in accrued property acquisition, development, and tenant expenditures	24,121	(1,110)
Cumulative effect of change in accounting principle	22,329	—
Transfer from investment in unconsolidated joint ventures to projects under development	7,025	—
Transfer from investment in unconsolidated joint ventures to operating properties	—	68,390

The following table provides a reconciliation of cash, cash equivalents, and restricted cash recorded on the balance sheet to cash, cash equivalents, and restricted cash in the statements of cash flows (in thousands):

	June 30,		December 31,
	2018	2017	2017	2016
Cash and cash equivalents	$110,232	$16,420	$148,929	$35,687
Restricted cash	328	8,139	56,816	15,634
Total cash, cash equivalents, and restricted cash	$110,560	$24,559	$205,745	$51,321
10. REPORTABLE SEGMENTS
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

Segment net income, amount of capital expenditures, and total assets are not presented in the following tables because management does not utilize these measures when analyzing its segments or when making resource allocation decisions. Information on the Company's segments along with a reconciliation of NOI to net income for the three and six months ended June 30, 2018 and 2017 are as follows (in thousands):

Three Months Ended June 30, 2018	Office	Mixed-Use	Total
Net Operating Income:
Atlanta	$32,178	$—	$32,178
Charlotte	15,431	—	15,431
Austin	15,088	—	15,088
Phoenix	8,880	—	8,880
Tampa	7,642	—	7,642
Other	433	543	976
Total Net Operating Income	$79,652	$543	$80,195

Three Months Ended June 30, 2017	Office	Mixed-Use	Total
Net Operating Income:
Atlanta	$29,218	$853	$30,071
Charlotte	15,202	—	15,202
Austin	14,852	—	14,852
Phoenix	8,838	—	8,838
Tampa	7,451	—	7,451
Orlando	3,318	—	3,318
Other	383	—	383
Total Net Operating Income	$79,262	$853	$80,115

Six Months Ended June 30, 2018	Office	Mixed-Use	Total
Net Operating Income:
Atlanta	$64,343	$—	$64,343
Charlotte	31,273	—	31,273
Austin	30,029	—	30,029
Phoenix	17,854	—	17,854
Tampa	15,370	—	15,370
Other	873	1,031	1,904
Total Net Operating Income	$159,742	$1,031	$160,773

Six Months Ended June 30, 2017	Office	Mixed-Use	Total
Net Operating Income:
Atlanta	$59,190	$3,126	$62,316
Charlotte	30,627	—	30,627
Austin	29,039	—	29,039
Phoenix	16,056	—	16,056
Tampa	14,287	—	14,287
Orlando	7,108	—	7,108
Other	848	—	848
Total Net Operating Income	$157,155	$3,126	$160,281

The following reconciles Net Operating Income to Net Income for each of the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net Operating Income	$80,195	$80,115	$160,773	$160,281
Net operating income from unconsolidated joint ventures	(7,228)	(7,609)	(14,649)	(16,783)
Fee income	1,798	1,854	4,692	3,791
Other income	1,132	3,174	2,092	8,600
Reimbursed expenses	(860)	(907)	(1,802)	(1,772)
General and administrative expenses	(8,071)	(8,618)	(14,880)	(14,828)
Interest expense	(9,714)	(8,523)	(19,492)	(18,264)
Depreciation and amortization	(45,675)	(50,040)	(90,768)	(104,924)
Acquisition and transaction costs	(137)	(246)	(228)	(2,177)
Gain (loss) on extinguishment of debt	—	1,829	(85)	1,829
Other expenses	(44)	(236)	(364)	(612)
Income from unconsolidated joint ventures	5,036	40,320	7,921	40,901
Gain on sale of investment properties	5,317	119,832	4,945	119,761
Net Income	$21,749	$170,945	$38,155	$175,803
Revenues by reportable segment, including a reconciliation to total rental property revenues on the condensed consolidated statements of operations, for three and six months ended June 30, 2018 and 2017 are as follows (in thousands):

Three Months Ended June 30, 2018	Office	Mixed-Use	Total
Revenues:
Atlanta	$50,362	$—	$50,362
Austin	26,339	—	26,339
Charlotte	23,037	—	23,037
Tampa	12,251	—	12,251
Phoenix	12,247	—	12,247
Other	549	834	1,383
Total segment revenues	124,785	834	125,619
Less: Company's share of rental property revenues from unconsolidated joint ventures	(11,087)	(834)	(11,921)
Total rental property revenues	$113,698	$—	$113,698

Three Months Ended June 30, 2017	Office	Mixed-Use	Total
Revenues:
Atlanta	$46,293	$1,358	$47,651
Austin	25,429	—	25,429
Charlotte	22,599	—	22,599
Phoenix	11,879	—	11,879
Tampa	11,795	—	11,795
Orlando	6,331	—	6,331
Other	758	—	758
Total segment revenues	125,084	1,358	126,442
Less: Company's share of rental property revenues from unconsolidated joint ventures	(11,077)	(1,358)	(12,435)
Total rental property revenues	$114,007	$—	$114,007

Six Months Ended June 30, 2018	Office	Mixed-Use	Total
Revenues:
Atlanta	$99,828	$—	$99,828
Austin	52,915	—	52,915
Charlotte	46,078	—	46,078
Tampa	24,787	—	24,787
Phoenix	24,307	—	24,307
Other	1,078	1,624	2,702
Total segment revenues	248,993	1,624	250,617
Less: Company's share of rental property revenues from unconsolidated joint ventures	(21,947)	(1,624)	(23,571)
Total rental property revenues	$227,046	$—	$227,046

Six Months Ended June 30, 2017	Office	Mixed-Use	Total
Revenues:
Atlanta	$93,814	$5,049	$98,863
Austin	49,963	—	49,963
Charlotte	45,342	—	45,342
Tampa	23,098	—	23,098
Phoenix	21,997	—	21,997
Orlando	12,972	—	12,972
Other	1,575	—	1,575
Total segment revenues	248,761	5,049	253,810
Less: Company's share of rental property revenues from unconsolidated joint ventures	(22,237)	(5,049)	(27,286)
Total rental property revenues	$226,524	$—	$226,524

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview:
Cousins Properties Incorporated ("Cousins") (and collectively, with its subsidiaries, the "Company," "we," "our," or "us") is a self-administered and self-managed real estate investment trust, or REIT. Cousins conducts substantially all of its business through Cousins Properties, LP ("CPLP"). Cousins owns approximately 98% of CPLP and consolidates CPLP. CPLP owns Cousins TRS Services LLC, a taxable entity which owns and manages its own real estate portfolio and performs certain real estate related services for other parties. Our strategy is to create value for our stockholders through ownership of the premier urban office portfolio in the Sunbelt markets, with a particular focus on Georgia, Texas, North Carolina, Florida, and Arizona. This strategy is based on a disciplined approach to capital allocation that includes value-add acquisitions, selective development projects, and timely dispositions of non-core assets. This strategy is also based on a simple, flexible, and low-leveraged balance sheet that allows us to pursue investment opportunities at the most advantageous points in the cycle. To implement this strategy, we leverage our strong local operating platforms within each of our major markets. As of June 30, 2018, our portfolio of real estate assets consisted of interests in 29 operating properties (28 office and one mixed-use) containing 15.1 million square feet of space and five projects (four office and one mixed-use) under active development.
We leased or renewed 327,680 square feet of office space during the second quarter of 2018. The weighted average net effective rent of these leases, representing base rent less operating expense reimbursements and leasing costs, was $24.41 per square foot. For those leases that were previously occupied within the past year, net effective rent increased 34.2%. Same property net operating income (defined below) for consolidated properties and our share of unconsolidated properties increased by 1.3% between the three months ended June 30, 2018 and 2017.
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

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Rental Property Revenues
Same Property	$103,866	$100,589	$3,277	3.3%	$207,856	$200,242	$7,614	3.8%
Non-Same Property	9,832	13,418	(3,586)	(26.7)%	19,190	26,282	(7,092)	(27.0)%
Total Rental Property Revenues	$113,698	$114,007	$(309)	(0.3)%	$227,046	$226,524	$522	0.2%

Rental Property Operating Expenses
Same Property	$38,278	$36,060	$2,218	6.2%	$76,508	$71,821	$4,687	6.5%
Non-Same Property	2,453	5,441	(2,988)	(54.9)%	4,414	11,205	(6,791)	(60.6)%
Total Rental Property Operating Expenses	$40,731	$41,501	$(770)	(1.9)%	$80,922	$83,026	$(2,104)	(2.5)%

Net Operating Income
Same Property NOI	$65,588	$64,529	$1,059	1.6%	$131,348	$128,421	$2,927	2.3%
Non-Same Property NOI	7,379	7,977	(598)	(7.5)%	14,776	15,077	(301)	(2.0)%
Total NOI	$72,967	$72,506	$461	0.6%	$146,124	$143,498	$2,626	1.8%
Same property NOI increased $1.1 million (1.6%) between the three months ended June 30, 2018 and 2017. Same property NOI increased $2.9 million (2.3%) between the six months ended June 30, 2018 and 2017. The increases are primarily due to increased occupancy at Northpark and Corporate Center. Non-same property revenues and expenses decreased between the 2018 and 2017 three and six month periods. The decreases were primarily due to the sale of American Cancer Society Center ("ACSC") in the second quarter of 2017 and the sales of Bank of America Center, One Orlando Centre, and Citrus Center in December 2017, partially offset by the commencement of operations of 8000 Avalon in June 2017 and 864 Spring Street in January 2018.

Other Income
Other income decreased $2.0 million (64.3%) between the 2018 and 2017 three month periods and decreased $6.5 million (75.7%) between the 2018 and 2017 six month periods. This decrease is primarily driven by 2017 lease termination fees at Hayden Ferry and Northpark.
Interest Expense
Interest expense increased $1.2 million (14.0%) between the 2018 and 2017 three month periods and increased $1.2 million (6.7%) between the 2018 and 2017 six month periods primarily due to a decrease in capitalized interest as construction activities concluded at 864 Spring Street and Carolina Square, offset by the increase in capitalized interest on 858 Spring Street.
Depreciation and Amortization
Depreciation and amortization decreased $4.4 million (8.7%) between the 2018 and 2017 three month periods and decreased $14.2 million (13.5%) between the 2018 and 2017 six month periods primarily due to the sale of ACSC in June 2017 and the sales of Bank of America Center, One Orlando Centre, and Citrus Center in December 2017, partially offset by the commencement of operations at 8000 Avalon in June 2017 and 864 Spring Street in January 2018.
Acquisition and Transaction Costs
Acquisition and transaction costs decreased $1.9 million (89.5%) between the 2018 and 2017 six month periods. These costs include legal, accounting, and financial advisory fees as well as the cost of due diligence work and the costs of combining operations of Parkway Properties, Inc. with the Company. We do not expect to incur any material additional expenses related to our transactions with Parkway Properties, Inc.
Income from Unconsolidated Joint Ventures
Income from unconsolidated joint ventures consisted of the Company's share of the following (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	$ Change	2018	2017	$ Change
Net operating income	$7,228	$7,609	$(381)	$14,649	$16,783	$(2,134)
Other income, net	27	240	(213)	47	1,706	(1,659)
Depreciation and amortization	(3,016)	(3,478)	462	(6,435)	(7,673)	1,238
Interest expense	(1,591)	(1,922)	331	(3,106)	(4,247)	1,141
Net gain (loss) on sale of investment property	(61)	37,871	(37,932)	(13)	34,332	(34,345)
Gain on sale of undepreciated property	2,449	—	2,449	2,779	—	2,779
Income from unconsolidated joint ventures	$5,036	$40,320	$(35,284)	$7,921	$40,901	$(32,980)
Net operating income and depreciation and amortization from unconsolidated joint ventures decreased $2.1 million and $1.2 million, respectively, between the 2018 and 2017 six month periods primarily due to the sale of properties owned by EPI, LLC and EPII, LLC ("Emory Point I and II") in the second quarter of 2017 and the sale of our interest in Courvoisier Centre JV, LLC in the fourth quarter of 2017. Other income decreased $1.7 million between the six month periods primarily as a result of 2017 lease termination fees recognized at 111 West Rio. Interest expense decreased $1.1 million between the six month periods primarily due to the sale of Emory Point I and II and repayment of the related mortgage loans in the second quarter of 2017. The change in net gain (loss) on sale of investment property is primarily due to the 2017 sale of Emory Point I and II, offset by the 2017 purchase of the remaining 25.4% interest in the 111 West Rio building and the related consolidation of the building immediately following the purchase that generated a $3.5 million loss. The gain on sale of undepreciated property in the 2018 periods is related to the sale of two land parcels by Wildwood Associates.
Gain on Sale of Investment Properties
Gain on sale of investment properties in the 2018 periods is primarily related to the post-closing settlement of a liability that arose as a result of the 2016 sale of the Lincoln Place property. Gain on sale of investment properties in the 2017 periods related primarily to the second quarter 2017 sale of ACSC.
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
FFO is used by industry analysts and investors as a supplemental measure of a REIT’s operating performance. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry investors and analysts have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. Thus, NAREIT created FFO as a supplemental measure of REIT operating performance that excludes historical cost depreciation, among other items, from GAAP net income. The use of FFO, combined with the required primary GAAP presentations, has been fundamentally beneficial, improving the understanding of operating results of REITs among the investing public and making comparisons of REIT operating results more meaningful. Company management evaluates operating performance in part based on FFO. Additionally, we use FFO, along with other measures, to assess performance in connection with evaluating and granting incentive compensation to its officers and other key employees. The reconciliation of net income to FFO is as follows for the three and six months ended June 30, 2018 and 2017 (in thousands, except per share information):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net Income Available to Common Stockholders	$21,276	$168,089	$37,319	$172,840
Depreciation and amortization of real estate assets:
Consolidated properties	45,207	49,575	89,827	104,009
Share of unconsolidated joint ventures	3,016	3,478	6,435	7,673
Partners' share of real estate depreciation	(70)	—	(139)	—
(Gain) loss on sale of depreciated properties:
Consolidated properties	(5,317)	(119,767)	(4,945)	(119,750)
Share of unconsolidated joint ventures	63	(37,871)	15	(34,332)
Non-controlling interest related to unit holders	410	2,856	697	2,957
Funds From Operations	$64,585	$66,360	$129,209	$133,397
Per Common Share — Diluted:
Net Income Available to Common Stockholders	$0.05	$0.40	$0.09	$0.42
Funds from Operations	$0.15	$0.16	$0.30	$0.32
Weighted Average Shares — Diluted	427,501	427,180	427,444	419,227

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

The following table reconciles NOI for consolidated properties to Net Income each of the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net Income	$21,749	$170,945	$38,155	$175,803
Fee income	(1,798)	(1,854)	(4,692)	(3,791)
Other income	(1,132)	(3,174)	(2,092)	(8,600)
Reimbursed expenses	860	907	1,802	1,772
General and administrative expenses	8,071	8,618	14,880	14,828
Interest expense	9,714	8,523	19,492	18,264
Depreciation and amortization	45,675	50,040	90,768	104,924
Acquisition and transaction costs	137	246	228	2,177
Other expenses	44	236	364	612
(Gain)/loss on extinguishment of debt	—	(1,829)	85	(1,829)
Income from unconsolidated joint ventures	(5,036)	(40,320)	(7,921)	(40,901)
Gain on sale of investment properties	(5,317)	(119,832)	(4,945)	(119,761)
Net Operating Income	$72,967	$72,506	$146,124	$143,498
Liquidity and Capital Resources
Our primary short-term and long-term liquidity needs include the following:

•	property and land acquisitions;

•	expenditures on development projects;

•	building improvements, tenant improvements, and leasing costs;

•	principal and interest payments on indebtedness; and

•	common stock dividends and distributions to outside unitholders of CPLP.
We may satisfy these needs with one or more of the following:

•	cash and cash equivalents on hand;

•	net cash from operations;

•	proceeds from the sale of assets;

•	borrowings under our credit facility;

•	proceeds from mortgage notes payable;

•	proceeds from construction loans;

•	proceeds from unsecured loans;

•	proceeds from offerings of debt or equity securities; and

•	joint venture formations.
As of June 30, 2018, the Company had no amounts drawn under the New Credit Facility and had the ability to borrow $998 million of the $1 billion available with $2 million utilized by outstanding letters of credit.

Contractual Obligations and Commitments
The following table sets forth information as of June 30, 2018 with respect to our outstanding contractual obligations and commitments (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 years
Contractual Obligations:
Company debt:
Unsecured Credit Facility	$—	$—	$—	$—	$—
Unsecured Senior Notes	350,000	—	—	—	350,000
Unsecured Term Loan	250,000	—	—	250,000	—
Mortgage notes payable	494,420	5,004	66,874	108,300	314,242
Interest commitments (1)	254,135	41,171	81,107	59,805	72,052
Ground leases	206,289	2,321	4,660	4,748	194,560
Other operating leases	665	298	299	68	—
Total contractual obligations	$1,555,509	$48,794	$152,940	$422,921	$930,854
Commitments:
Unfunded tenant improvements and construction obligations	$102,883	$64,253	$38,630	$—	$—
Letters of credit	2,000	2,000	—	—	—
Performance bonds	665	665	—	—	—
Total commitments	$105,548	$66,918	$38,630	$—	$—

(1)	Interest on variable rate obligations is based on rates effective as of June 30, 2018.
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
Cash Flows Summary
We report and analyze our cash flows based on operating activities, investing activities, and financing activities. The following table summarizes the changes in cash flows (in thousands):

	Six Months Ended June 30,
	2018	2017	Change
Net cash provided by operating activities	$104,716	$92,644	$12,072
Net cash provided by (used in) investing activities	(134,376)	74,013	(208,389)
Net cash used in financing activities	(65,525)	(193,419)	127,894
The reasons for significant increases and decreases in cash flows between the periods are as follows:

Cash Flows from Operating Activities. Cash flows from operating activities increased $12.1 million between the 2018 and 2017 six month periods primarily due to an increase in cash generated from property operations as a result of the commencement of operations of 864 Spring Street in the first quarter of 2018, 8000 Avalon in the second quarter of 2017, and Carolina Square in the third quarter of 2017. These increases are partially offset by a decrease in cash generated from property operations as a result of the sale of ACSC in June 2017 and the sales of Bank of America Center, One Orlando Centre, and Citrus Center in December 2017 and a decrease in lease termination fees between periods.
Cash Flows from Investing Activities. Cash flows from investing activities decreased $208.4 million between the 2018 and 2017 six month periods primarily due to the 2017 proceeds from the 2017 ACSC sale, proceeds from the 2017 sale of Emory Point I and II, offset by a reduction in acquisition and development expenditures.
Cash Flows from Financing Activities. Cash flows from financing activities increased $127.9 million between the 2018 and 2017 six month periods primarily due to net repayment of notes payable in 2017, partially offset by a 2017 common stock issuance.
Capital Expenditures. We incur costs related to our real estate assets that include acquisition of properties, development of new properties, redevelopment of existing or newly purchased properties, leasing costs for new or replacement tenants, and ongoing property repairs and maintenance.
Capital expenditures for assets we develop or acquire and then hold and operate are included in the property acquisition, development, and tenant asset expenditures line item within investing activities on the condensed consolidated statements of cash flows. The changes in amounts accrued are removed from the table below (accrued capital adjustment) to show the components of these costs on a cash basis. Components of costs included in this line item for the six months ended June 30, 2018 and 2017 are as follows (in thousands):

	Six Months Ended June 30,
	2018	2017
Development	$36,017	$102,544
Operating — leasing costs	17,276	24,224
Operating — building improvements	15,774	17,957
Capitalized interest	2,485	3,808
Capitalized personnel costs	4,094	3,727
Change in accrued capital expenditures	24,121	(1,110)
Total property acquisition and development expenditures	$99,767	$151,150
Capital expenditures, including capitalized interest, decreased due to a number of development projects being completed, new projects in the early stages of development, and a decrease in building improvement projects. Tenant improvements and leasing costs, as well as related capitalized personnel costs, are a function of the number and size of newly executed leases or renewals of existing leases. Cash flow decreased from the changes in accrued capital expenditures primarily due to payments related to the construction of 864 Spring Street that were due and made at the time the property commenced operations. The amounts of tenant improvement and leasing costs for our office portfolio on a per square foot basis were as follows:

	Six Months Ended June 30,
	2018	2017
New leases	$7.80	$7.47
Renewal leases	$5.37	$5.50
Expansion leases	$6.40	$8.13
The amounts of tenant improvement and leasing costs on a per square foot basis vary by lease and by market. Given the level of expected leasing and renewal activity, management expects tenant improvements and leasing costs per square foot in future periods to remain consistent with those experienced in the first six months of 2018.
Dividends. We paid common dividends of $52.5 million and $48.8 million in the 2018 and 2017 six month periods, respectively. We funded the common dividends with cash on hand and cash provided by operating activities. We expect to fund our future quarterly common dividends with cash provided by operating activities, proceeds from investment property sales, distributions from unconsolidated joint ventures, and indebtedness, if necessary.
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
Debt. At June 30, 2018, our unconsolidated joint ventures had aggregate outstanding indebtedness to third parties of $344.4 million. These loans are generally mortgage or construction loans, most of which are non-recourse to us except as described in the paragraph below. In addition, in certain instances, we provide “non-recourse carve-out guarantees” on these non-recourse loans. Certain of these loans have variable interest rates, which creates exposure to the ventures in the form of market risk from interest rate changes.
We guarantee 12.5% of the loan amount related to the Carolina Square construction loan, which has a lending capacity of $79.8 million, and an outstanding balance of $73.1 million as of June 30, 2018. At June 30, 2018, we guaranteed $9.1 million of the amount outstanding.
In the second quarter of 2018, the Carolina Square Holdings LP joint venture executed the first of two one-year extensions for its associated construction loan, extending the maturity date to May 2019.
Critical Accounting Policies
There have been no material changes in the critical accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes in the market risk associated with our notes payable at June 30, 2018 compared to that as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
We did not make any sales of unregistered securities during the second quarter of 2018.
We purchased the following common shares during the second quarter of 2018:

	Total Number of Shares Purchased*	Average Price Paid per Share*
April 1 - 30	547	$8.89
May 1 - 31	—	—
June 1 - 30	—	—
	547	$8.89
*Activity for the second quarter of 2018 related to the remittances of shares for income taxes in association with restricted stock vestings. For information on our equity compensation plans, see note 13 of our Annual Report on Form 10-K and note 7 to the unaudited condensed consolidated financial statements set forth in this Form 10-Q.

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

3.1.5
Articles of Amendment to Restated and Amended Articles of Incorporation of the Registrant, as amended October 6, 2016 (incorporated by reference from Exhibit 3.1 to the Registrant's Current Form 8-K filed on October 7, 2016).

3.1.6
Articles of Amendment to Restated and Amended Articles of Incorporation of the Registrant, as amended October 6, 2016 (incorporated by reference from Exhibit 3.1.1 to the Registrant's Current Form 8-K filed on October 7, 2016).

3.2		Bylaws of the Registrant, as amended and restated December 4, 2012, filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on December 7, 2012, and incorporated herein by reference.

11	*	Computation of Per Share Earnings.

31.1	†	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	†	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	†	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	†	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	†
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

COUSINS PROPERTIES INCORPORATED
/s/ Gregg D. Adzema
Gregg D. Adzema
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)
Date: July 25, 2018