Form 10-Q
period 2018-09-30
COUSINS PROPERTIES INC
filed 2018-10-24
CIK 25232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 17, 2018
Common Stock, $1 par value per share	420,384,785 shares

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
•future financings;
•future acquisitions and dispositions of land, including ground leases;
•future acquisitions and dispositions of operating assets;
•future development and redevelopment opportunities;
•future fee development opportunities;
•future issuances and repurchases of common or preferred stock;
•future distributions;
•future projected capital expenditures;
•future changes in interest rates;
•market and industry trends; and

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

•	changes to our strategy with regard to non-core holdings that require impairment losses to be recognized;

•	leasing risks, including the ability to obtain new tenants or renew expiring tenants, the ability to lease newly developed and/or recently acquired space, and the risk of declining leasing rates;

•	the adverse change in the financial condition of one or more of our major tenants;

•	volatility in interest rates and insurance rates;

•	competition from other developers or investors;

•	the risks associated with real estate developments (such as zoning approval, receipt of required permits, construction delays, cost overruns, and leasing risk);

•	changes in senior management and the loss of key personnel;

•	the potential liability for uninsured losses, condemnation, or environmental issues;

•	the potential liability for a failure to meet regulatory requirements;

•	the financial condition and liquidity of, or disputes with, joint venture partners;

•	any failure to comply with debt covenants under credit agreements;

•	any failure to continue to qualify for taxation as a real estate investment trust and meet regulatory requirements;

•	potential changes to state, local, or federal regulations applicable to our business;

•	material changes in the dividend rates or the ability to pay dividends on common shares or other securities;

•	potential changes to the tax laws and accounting standards impacting REITs and real estate in general; and

•	those additional risks and factors discussed in reports filed with the Securities and Exchange Commission by the Company.
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

PART I — FINANCIAL INFORMATION
Item 1.    Financial Statements.
COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share and per share amounts)

	September 30, 2018	December 31, 2017
	(unaudited)
Assets:
Real estate assets:
Operating properties, net of accumulated depreciation of $384,097 and $275,977 in 2018 and 2017, respectively	$3,499,741	$3,332,619
Projects under development	128,580	280,982
Land	4,221	4,221
	3,632,542	3,617,822

Cash and cash equivalents	82,706	148,929
Restricted cash	419	56,816
Notes and accounts receivable, net of allowance for doubtful accounts of $456 and $535 in 2018 and 2017, respectively	10,400	14,420
Deferred rents receivable	76,494	58,158
Investment in unconsolidated joint ventures	154,070	101,414
Intangible assets, net	155,025	186,206
Other assets	31,943	20,854
Total assets	$4,143,599	$4,204,619
Liabilities:
Notes payable	$1,065,012	$1,093,228
Accounts payable and accrued expenses	114,229	137,909
Deferred income	40,035	37,383
Intangible liabilities, net of accumulated amortization of $39,332 and $28,960 in 2018 and 2017, respectively	60,082	70,454
Other liabilities	39,786	40,534
Total liabilities	1,319,144	1,379,508
Commitments and contingencies
Equity:
Stockholders' investment:
Preferred stock, $1 par value, 20,000,000 shares authorized, 6,867,357 shares issued and outstanding in 2018 and 2017	6,867	6,867
Common stock, $1 par value, 700,000,000 shares authorized, 430,724,520 and 430,349,620 shares issued in 2018 and 2017, respectively	430,725	430,350
Additional paid-in capital	3,605,617	3,604,776
Treasury stock at cost, 10,339,735 and 10,329,082 shares in 2018 and 2017, respectively	(148,473)	(148,373)
Distributions in excess of cumulative net income	(1,124,518)	(1,121,647)
Total stockholders' investment	2,770,218	2,771,973
Nonredeemable noncontrolling interests	54,237	53,138
Total equity	2,824,455	2,825,111
Total liabilities and equity	$4,143,599	$4,204,619

See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues:
Rental property revenues	$115,443	$109,569	$342,489	$336,093
Fee income	2,519	2,597	7,211	6,387
Other	744	993	2,836	9,593
	118,706	113,159	352,536	352,073
Expenses:
Rental property operating expenses	41,579	40,688	122,501	123,715
Reimbursed expenses	955	895	2,757	2,667
General and administrative expenses	3,913	7,193	18,793	21,993
Interest expense	9,551	7,587	29,043	25,851
Depreciation and amortization	45,068	47,622	135,836	152,546
Acquisition and transaction costs	—	(677)	228	1,499
Other	93	423	457	1,063
	101,159	103,731	309,615	329,334
Gain on extinguishment of debt	93	429	8	2,258
Income from continuing operations before unconsolidated joint ventures and gain (loss) on sale of investment properties	17,640	9,857	42,929	24,997
Income from unconsolidated joint ventures	2,252	2,461	10,173	43,362
Income from continuing operations before gain (loss) on sale of investment properties	19,892	12,318	53,102	68,359
Gain (loss) on sale of investment properties	(33)	(33)	4,912	119,729
Net income	19,859	12,285	58,014	188,088
Net income attributable to noncontrolling interests	(374)	(218)	(1,210)	(3,181)
Net income available to common stockholders	$19,485	$12,067	$56,804	$184,907
Net income per common share — basic and diluted	$0.05	$0.03	$0.14	$0.45
Weighted average shares — basic	420,385	419,998	420,279	414,123
Weighted average shares — diluted	427,520	427,300	427,472	421,954
Dividends declared per common share	$0.065	$0.060	$0.195	$0.240

See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
Nine months ended September 30, 2018 and 2017
(unaudited, in thousands)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Treasury Stock	Distributions in Excess of Net Income	Stockholders’ Investment	Nonredeemable Noncontrolling Interests	Total Equity
Balance December 31, 2017	$6,867	$430,350	$3,604,776	$(148,373)	$(1,121,647)	$2,771,973	$53,138	$2,825,111
Net income	—	—	—	—	56,804	56,804	1,210	58,014
Common stock issued pursuant to stock-based compensation	—	397	(864)	(100)	—	(567)	—	(567)
Cumulative effect of change in accounting principle	—	—	—	—	22,329	22,329	—	22,329
Amortization of stock options and restricted stock, net of forfeitures	—	(22)	1,705	—	—	1,683	—	1,683
Contributions from nonredeemable noncontrolling interest	—	—	—	—	—	—	1,960	1,960
Distributions to nonredeemable noncontrolling interest	—	—	—	—	—	—	(2,071)	(2,071)
Common dividends ($0.195 per share)	—	—	—	—	(82,004)	(82,004)	—	(82,004)
Balance September 30, 2018	$6,867	$430,725	$3,605,617	$(148,473)	$(1,124,518)	$2,770,218	$54,237	$2,824,455

Balance December 31, 2016	$6,867	$403,747	$3,407,430	$(148,373)	$(1,214,114)	$2,455,557	$58,683	$2,514,240
Net income	—	—	—	—	184,907	184,907	3,181	188,088
Common stock issued pursuant to:
Common stock offering, net of issuance costs	—	25,000	186,774	—	—	211,774	—	211,774
Stock-based compensation	—	403	(279)	—	—	124	—	124
Spin-off of Parkway, Inc.	—	—	—	—	545	545	—	545
Common stock redemption by unit holders	—	1,203	8,865	—	—	10,068	(10,068)	—
Amortization of stock options and restricted stock, net of forfeitures	—	(3)	1,479	—	—	1,476	—	1,476
Contributions from nonredeemable noncontrolling interests	—	—	—	—	—	—	1,588	1,588
Distributions to nonredeemable noncontrolling interest	—	—	—	—	—	—	(1,364)	(1,364)
Common dividends ($0.24 per share)	—	—	—	—	(99,151)	(99,151)	—	(99,151)
Balance September 30, 2017	$6,867	$430,350	$3,604,269	$(148,373)	$(1,127,813)	$2,765,300	$52,020	$2,817,320
See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$58,014	$188,088
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of investment properties	(4,912)	(119,821)
Depreciation and amortization	135,836	152,546
Amortization of deferred financing costs and premium/discount on notes payable	1,808	(2,543)
Stock-based compensation expense, net of forfeitures	2,825	2,486
Effect of non-cash adjustments to rental revenues	(24,028)	(33,379)
Income from unconsolidated joint ventures	(10,173)	(43,362)
Operating distributions from unconsolidated joint ventures	15,056	6,615
Gain on extinguishment of debt	(8)	(2,258)
Changes in other operating assets and liabilities:
Change in other receivables and other assets, net	(435)	9,707
Change in operating liabilities, net	4,054	3,150
Net cash provided by operating activities	178,037	161,229
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from investment property sales	—	171,316
Property acquisition, development, and tenant asset expenditures	(132,468)	(229,811)
Purchase of tenant-in-common interest	—	(13,382)
Collection of notes receivable	—	5,161
Investment in unconsolidated joint ventures	(43,276)	(13,862)
Distributions from unconsolidated joint ventures	2,032	74,531
Change in notes receivable and other assets	(4,429)	(1,348)
Other	(4,261)	—
Net cash used in investing activities	(182,402)	(7,395)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facility	—	589,300
Repayment of credit facility	—	(723,300)
Proceeds from issuance of notes payable	—	350,000
Repayment of notes payable	(28,719)	(493,774)
Payment of deferred financing costs	(6,166)	(2,048)
Common stock issued, net of expenses	—	211,598
Contributions from noncontrolling interests	252	1,588
Distributions to nonredeemable noncontrolling interests	(2,071)	(1,364)
Common dividends paid	(79,842)	(73,950)
Other	(1,709)	(601)
Net cash used in financing activities	(118,255)	(142,551)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(122,620)	11,283
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	205,745	51,321
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$83,125	$62,604

See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)
1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of Business: Cousins Properties Incorporated (“Cousins”), a Georgia corporation, is a self-administered and self-managed real estate investment trust (“REIT”) that conducts substantially all of its business through Cousins Properties, LP ("CPLP"). Cousins owns approximately 98% of CPLP and consolidates CPLP. CPLP owns Cousins TRS Services LLC ("CTRS"), a taxable entity which owns and manages its own real estate portfolio and performs certain real estate related services for other parties.
Cousins, CPLP, CTRS, and their subsidiaries (collectively, the “Company”) develop, acquire, lease, manage, and own primarily Class A office and mixed-use properties in Sunbelt markets with a focus on Georgia, Texas, Arizona, Florida, and North Carolina. As of September 30, 2018, the Company’s portfolio of real estate assets consisted of interests in 14.7 million square feet of office space and 310,000 square feet of retail space and apartments.
Basis of Presentation: The condensed consolidated financial statements are unaudited and were prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, these financial statements reflect all adjustments necessary (which adjustments are of a normal and recurring nature) for the fair presentation of the Company's financial position as of September 30, 2018 and the results of operations for the three and nine months ended September 30, 2018 and 2017. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of results expected for the full year or any other interim period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017. The accounting policies employed herein are substantially the same as those shown in note 2 of Form 10-K for the year ended December 31, 2017.
For the three and nine months ended September 30, 2018 and 2017, there were no items of other comprehensive income. Therefore, the Company did not present comprehensive income.
Recently Issued Accounting Standards: In May 2014, the FASB issued ASU 2014-09 ("ASC 606"), "Revenue from Contracts with Customers." Under ASC 606, companies are required to recognize revenue when the seller satisfies a performance obligation, which is generally when the buyer takes control of the good or service. The Company adopted this guidance using the “modified retrospective” method effective January 1, 2018; as such, the Company applied the guidance only to the most recent period presented in the financial statements. Prior to adoption of ASC 606, gains or losses from real estate sales were adjusted at the time of the sale by the maximum exposure to loss related to continuing involvement with the real estate asset. After adoption, any continuing involvement is considered a separate performance obligation and the sales price is required to be allocated between the elements with continuing involvement and those without continuing involvement. As the continuing performance obligations are satisfied, additional gains or losses will be recognized. The Company had no sales of real estate with continuing involvement during 2018 or in any prior periods that affected results of operations in 2018 or could affect results of operations in future periods.
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

•
Fee revenue consists of development fees, management fees, and leasing fees earned from unconsolidated joint ventures and from third parties. Fee revenue is accounted for in accordance with the guidance set forth in ASC 606.

•	Other revenue consists primarily of termination fees, which are accounted for in accordance with the guidance set forth in ASC 840.
Fee revenue and other revenue, as a whole, are immaterial to total revenues. There was no change to previously reported amounts from the cumulative effect of the adoption of ASC 606. For the three and nine months ended September 30, 2018 the Company recognized rental property revenue of $115.4 million and $342.5 million, respectively. For the three and nine months ended September 30, 2017 the Company recognized rental property revenue of $109.6 million and $336.1 million, respectively. For the three and nine months ended September 30, 2018, the Company recognized fee and other revenue of $3.3 million and

$10.0 million, respectively. For the three and nine months ended September 30, 2017, the Company recognized fee and other revenue of $3.6 million and $16.0 million, respectively.
In February 2016, the FASB issued ASU 2016-02, "Leases," which amends the existing standards for lease accounting by requiring lessees to record most leases on their balance sheets and making targeted changes to lessor accounting and reporting. The new standard will require lessees to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months and classify such leases as either finance or operating leases based on the principle of whether the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method (finance leases) or on a straight-line basis over the term of the lease (operating leases). Leases with a term of 12 months or less will be accounted for similarly to existing guidance for operating leases. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases, and operating leases. ASU 2016-02 supersedes previous leasing standards. The guidance is effective for the fiscal years beginning after December 15, 2018, with early adoption permitted. The Company expects to adopt this guidance using the "modified retrospective" method effective January 1, 2019. Under the new standard, the accounting by a lessor is largely unchanged from that of the previous standard. However, the presentation and disclosure in the financial statements of certain non-lease components, such as charges to tenants for a building's operating expenses, has been updated. In July 2018, the FASB amended the new leasing standard, providing lessors with a practical expedient to not separately classify and disclose non-lease components of revenue from the related lease components under certain conditions. The Company believes that the majority of its leases with non-lease components of revenue would qualify for the practical expedient and expects to elect this practical expedient. The new standard also revises the treatment of indirect leasing costs and permits the capitalization and amortization only of direct leasing costs. Also, for leases where the Company is a ground lessee, the new standard will require the Company to record a right of use asset and a lease liability on its consolidated balance sheet with a minimal impact on the recognition of ground lease expense. The Company is currently assessing the potential impact of adopting the new guidance.
In the fourth quarter of 2017, the Company adopted ASU 2016-15, "Classification of Certain Cash Receipts and Cash Payments" ("ASU 2016-15") which updated ASC Topic 230, "Statement of Cash Flows." ASU 2016-15 clarified guidance on the classification of certain cash receipts and payments in the statement of cash flows to reduce diversity in practice. The Company adopted this standard with retrospective application and as a result, changed the classification of distributions from equity method investments such that it now classifies distributions received on the basis of the nature of the activity that generated the distribution. The adoption of this new approach resulted in a decrease in net cash from operating activities of $33.6 million and a corresponding increase in net cash from investing activities of $33.6 million for the nine months ended September 30, 2017.
In the fourth quarter of 2017, the Company adopted ASU 2016-18, "Restricted Cash" ("ASU 2016-18"), which updated ASC Topic 230, "Statement of Cash Flows." ASU 2016-18 required companies to include restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The adoption of this standard resulted in a decrease in net cash from investing activities of $15.1 million and a decrease in net cash from operating activities of $92,000 for the nine months ended September 30, 2017.
On January 1, 2018, the Company adopted ASU No. 2017-05, “Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets (“ASU 2017-05”).” ASU 2017-05 updated the definition of an “in substance nonfinancial asset” and clarified the derecognition guidance for nonfinancial assets to conform with the new revenue recognition standard. Among other things, ASU 2017-05 requires companies to recognize 100% of the gain on the transfer of a nonfinancial asset to an entity in which it has a noncontrolling interest. The Company adopted this guidance using the "modified retrospective" method. As a result of the adoption of ASU 2017-05, the Company recorded a cumulative effect from change in accounting principle, which resulted in an increase in investments in unconsolidated joint ventures and a corresponding credit to distributions in excess of cumulative net income of $22.3 million. This cumulative effect adjustment resulted from the 2013 transfer of a wholly-owned property to an entity in which it had a noncontrolling interest.
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
2. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES
The following information summarizes financial data and principal activities of the Company's unconsolidated joint ventures. The information included in the following table entitled summary of financial position is as of September 30, 2018 and December 31, 2017. The information included in the summary of operations table is for the nine months ended September 30, 2018 and 2017 (in thousands).

	Total Assets		Total Debt		Total Equity		Company’s Investment
SUMMARY OF FINANCIAL POSITION:	2018	2017	2018	2017	2018	2017	2018		2017
Terminus Office Holdings	$260,668	$261,999	$199,851	$203,131	$49,458	$48,033	$48,019		$24,898
DC Charlotte Plaza LLLP	129,916	53,791	—	—	84,385	42,853	43,656		22,293
Austin 300 Colorado Project, LP	39,467	—	—	—	37,187	—	19,180		—
Carolina Square Holdings LP	109,830	106,580	73,993	64,412	34,305	33,648	16,943		19,384
HICO Victory Center LP	14,857	14,403	—	—	14,683	14,401	9,925		9,752
Charlotte Gateway Village, LLC	115,071	124,691	—	—	110,172	121,386	8,478		14,568
AMCO 120 WT Holdings, LLC	28,791	18,066	—	—	24,878	16,354	4,004		1,664
CL Realty, L.L.C.	4,342	8,287	—	—	4,228	8,127	2,909		2,980
Temco Associates, LLC	4,506	4,441	—	—	4,402	4,337	907		875
EP II LLC	254	277	—	—	160	180	28		44
EP I LLC	501	521	—	—	320	319	21		25
HICO Avalon II, LLC	—	6,379	—	—	—	6,303	—		4,931
Wildwood Associates	11,219	16,337	—	—	11,140	16,297	(444)	(1)	(1,151)	(1)
Crawford Long - CPI, LLC	27,296	27,362	69,911	71,047	(44,561)	(44,815)	(21,258)	(1)	(21,323)	(1)
	$746,718	$643,134	$343,755	$338,590	$330,757	$267,423	$132,368		$78,940

	Total Revenues		Net Income (Loss)		Company's Share of Income (Loss)
SUMMARY OF OPERATIONS:	2018	2017	2018	2017	2018	2017
Charlotte Gateway Village, LLC	$20,043	$20,125	$7,792	$7,202	$3,896	$3,601
Wildwood Associates	—	—	(1,108)	(86)	2,739	(43)
Terminus Office Holdings	33,545	33,503	4,424	4,907	2,276	2,453
Crawford Long - CPI, LLC	9,381	9,017	2,631	2,285	1,254	1,142
HICO Victory Center LP	282	320	282	320	160	171
Austin 300 Colorado Project, LP	385	—	173	—	86	—
Temco Associates, LLC	128	144	58	70	32	35
Courvoisier Centre JV, LLC	—	12,701	—	(1,000)	5	(80)
111 West Rio Building	—	—	—	—	—	(2,592)
AMCO 120 WT Holdings, LLC	—	—	(28)	(22)	—	—
DC Charlotte Plaza LLLP	—	2	—	2	(1)	1
EP I LLC	27	4,094	1	44,865	(5)	28,479
HICO Avalon II, LLC	—	—	(14)	—	(10)	—
EP II LLC	—	2,644	(21)	13,023	(15)	9,768
CL Realty, L.L.C.	—	2,899	(116)	2,657	(71)	408
Carolina Square Holdings LP	7,403	640	5	(100)	(173)	19
	$71,194	$86,089	$14,079	$74,123	$10,173	$43,362
(1) Negative balances are included in deferred income on the balance sheets.

Hico Avalon II LLC, a joint venture between the Company and Hines Avalon II Investor, LLC ("Hines"), commenced development of 10000 Avalon, a 251,000 square foot office building in Atlanta, GA. Pursuant to the joint venture agreement, all predevelopment expenditures were funded 75% by the Company and 25% by Hines until June 2018 when a notice to proceed was issued to the general contractor. At this time, the capital accounts and economics of the joint venture were adjusted such that the Company owns 90% of the venture and Hines owns 10%. Additionally, the Company now has control over the operational aspects of the venture and, therefore, has consolidated the joint venture.

3. INTANGIBLE ASSETS
Intangible assets on the balance sheets as of September 30, 2018 and December 31, 2017 were as follows (in thousands):

	September 30, 2018	December 31, 2017
In-place leases, net of accumulated amortization of $117,553 and $91,548 at September 30, 2018 and December 31, 2017, respectively	$113,542	$139,548
Above-market tenant leases, net of accumulated amortization of $18,007 and $13,038 at September 30, 2018 and December 31, 2017, respectively	21,948	26,917
Below-market ground lease, net of accumulated amortization of $552 and $345 at September 30, 2018 and December 31, 2017, respectively	17,861	18,067
Goodwill	1,674	1,674
	$155,025	$186,206

Goodwill did not change for the nine months ended September 30, 2018 or the year ended December 31, 2017.
4. OTHER ASSETS
Other assets on the balance sheets as of September 30, 2018 and December 31, 2017 were as follows (in thousands):

	September 30, 2018	December 31, 2017
Furniture, fixtures and equipment, leasehold improvements, and other deferred costs, net of accumulated depreciation of $24,350 and $21,925 at September 30, 2018 and December 31, 2017, respectively	$13,181	$12,241
Line of credit deferred financing costs, net of accumulated amortization of $1,086 and $3,119 at September 30, 2018 and December 31, 2017, respectively	6,209	1,213
Prepaid expenses and other assets	4,999	3,902
Predevelopment costs and earnest money	3,965	372
Lease inducements, net of accumulated amortization of $1,344 and $978 at September 30, 2018 and December 31, 2017, respectively	3,589	3,126
	$31,943	$20,854
5. NOTES PAYABLE
The following table details the terms and amounts of the Company’s outstanding notes payable at September 30, 2018 and December 31, 2017 ($ in thousands):

Description	Interest Rate	Maturity(1)	September 30, 2018		December 31, 2017
Term Loan, Unsecured	3.46%	2021	$250,000		$250,000
Senior Notes, Unsecured	3.91%	2025	250,000		250,000
Fifth Third Center	3.37%	2026	144,271		146,557
Colorado Tower	3.45%	2026	120,000		120,000
Promenade	4.27%	2022	100,030		102,355
Senior Notes, Unsecured	4.09%	2027	100,000		100,000
816 Congress	3.75%	2024	82,089		83,304
Meridian Mark Plaza	6.00%	2020	23,655		24,038
The Pointe (2)	4.01%	2019	—		22,510
Credit Facility, Unsecured	3.31%	2023	—		—
			1,070,045	—	1,098,764
Unamortized premium, net			—		219
Unamortized loan costs			(5,033)		(5,755)
Total Notes Payable			$1,065,012		$1,093,228

(1) Weighted average maturity of notes payable outstanding at September 30, 2018 was 6.0 years.
(2) In August 2018, the Company repaid in full, without penalty, the note payable secured by The Pointe.

Credit Facility
Through January 2, 2018, the Company had a $500 million senior unsecured line of credit (the "Credit Facility") that was scheduled to mature on May 28, 2019. The Credit Facility contained financial covenants that required, among other things, the maintenance of an unencumbered interest coverage ratio of at least 2.00; a fixed charge coverage ratio of at least 1.50; an overall leverage ratio of no more than 60%; and a minimum stockholders' equity balance in an amount equal to $1.0 billion, plus a portion of the net cash proceeds from certain equity issuances. The Credit Facility also contained customary representations and warranties and affirmative and negative covenants, as well as customary events of default.
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
At September 30, 2018, the New Credit Facility's spread over LIBOR was 1.05%. The amount that the Company had available to be drawn under the New Credit Facility was a defined calculation based on the Company's unencumbered assets and other factors. As of September 30, 2018, the Company had no amounts drawn under the New Credit Facility and had the ability to borrow $998 million of the $1 billion available with $2 million utilized by outstanding letters of credit.
Unsecured Term Loan
The Company has a $250 million unsecured term loan (the "Term Loan") that matures on December 2, 2021. Through January 21, 2018, the Term Loan contained financial covenants substantially consistent with those of the Credit Facility. On January 22, 2018, the Term Loan was amended to make the financial covenants consistent with those of the New Credit Facility. The interest rate applicable to the Term Loan varies according to the Company’s leverage ratio, and may, at the election of the Company, be determined based on either (1) LIBOR plus a spread of between 1.20% and 1.70%, based on leverage, or (2) the greater of Bank of America's prime rate, the federal funds rate plus 0.50%, or the one-month LIBOR plus 1.00%, plus a spread of between 0.00% and 0.75%, based on leverage. At September 30, 2018, the Term Loan's spread over LIBOR was 1.20%.
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
Fair Value
At September 30, 2018 and December 31, 2017, the aggregate estimated fair values of the Company's notes payable were $1.1 billion for both periods calculated by discounting the debt's remaining contractual cash flows at estimated rates at which similar loans could have been obtained at those respective dates. The estimate of the current market rate, which is the most significant input in the discounted cash flow calculation, is intended to replicate debt of similar maturity and loan-to-value relationship. These fair value calculations are considered to be Level 2 under the guidelines as set forth in ASC 820, "Fair Value Measurement," as the Company utilizes market rates for similar type loans from third-party brokers.

Other Information
For the three and nine months ended September 30, 2018 and 2017, interest expense was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Total interest incurred	$11,087	$10,288	$33,064	$32,360
Interest capitalized	(1,536)	(2,701)	(4,021)	(6,509)
Total interest expense	$9,551	$7,587	$29,043	$25,851
6. COMMITMENTS AND CONTINGENCIES

Commitments
The Company had outstanding letters of credit and performance bonds totaling $2.7 million at September 30, 2018. As a lessor, the Company had $93.8 million in future obligations under leases to fund tenant improvements and other future construction obligations at September 30, 2018. As a lessee, the Company had future obligations under ground and other operating leases of $206.3 million at September 30, 2018.
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
7. STOCK-BASED COMPENSATION
The Company grants restricted stock and restricted stock units ("RSUs") to officers, directors, and key employees. In the past, the Company also awarded stock options to officers, directors, and key employees. The expense related to stock options and time vested restricted stock is generally fixed. The expense related to RSUs generally fluctuates from period to period dependent, in part, on the Company's absolute stock price and stock price performance relative to its peers and in part as a result of the Company's financial performance relative to goals. The Company recorded stock-based compensation expense, net of forfeitures, of $403,000 and $3.3 million for the three months ended September 30, 2018 and 2017, respectively, and $6.4 million and $7.9 million for the nine months ended September 30, 2018 and 2017, respectively.
The Company maintains the 2009 Incentive Stock Plan (the "2009 Plan") and the 2005 Restricted Stock Unit Plan (the “RSU Plan”). Under the 2009 Plan, during the quarter ended March 31, 2018, the Company made restricted stock grants of 315,199 shares to key employees, which vest ratably over a three-year period. Under the RSU Plan, during the nine months ended September 30, 2018, the Company awarded two types of performance-based RSUs to key employees based on the following metrics: (1) Total Stockholder Return of the Company, as defined in the RSU Plan, as compared to the companies in the SNL US REIT Office index (“TSR RSUs”) and (2) the ratio of cumulative funds from operations per share to targeted cumulative funds from operations per share (“FFO RSUs”) as defined in the RSU Plan. The performance period for both awards is January 1, 2018 to December 31, 2020, and the targeted units awarded of TSR RSUs and FFO RSUs was 315,124 and 135,054, respectively. The ultimate payout of these awards can range from 0% to 200% of the targeted number of units depending on the achievement of the market and performance metrics described above. These RSU awards cliff vest on December 31, 2020 and are to be settled in cash with payment dependent upon attainment of required service, market, and performance criteria. The number of RSUs vesting will be determined by the Compensation Committee, and the payout per unit will be equal to the average closing price on each trading day during the 30-day period ending on December 31, 2020. The Company expenses an estimate of the fair value of the TSR RSUs over the performance period using a quarterly Monte Carlo valuation. The FFO RSUs are expensed over the vesting period using the fair market value of the Company's stock at the reporting date multiplied by the anticipated number of units to be paid based on the current estimate of what the ratio is expected to be upon vesting. Dividend equivalents on the TSR RSUs and the FFO RSUs will also be paid based upon the percentage vested.
During the nine months ended September 30, 2018, the Company issued 118,555 shares of common stock at fair value to members of its board of directors in lieu of fees, and recorded $1.1 million in general and administrative expense related to these issuances.
During the nine months ended September 30, 2018, 457,206 stock options were exercised. As a result, the Company issued 47,309 shares and paid $945,000 to optionees.
8. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2018 and 2017 (in thousands except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Earnings per common share - basic:
Numerator:
Income from continuing operations	$19,859	$12,285	$58,014	$188,088
Net income attributable to noncontrolling interests in CPLP from continuing operations	(326)	(213)	(1,023)	(3,170)
Net income attributable to other noncontrolling interests	(48)	(5)	(187)	(11)
Net income available to common stockholders	$19,485	$12,067	$56,804	$184,907

Denominator:
Weighted average common shares - basic	420,385	419,998	420,279	414,123

Earnings per common share - basic	$0.05	$0.03	$0.14	$0.45

Earnings per common share - diluted:
Numerator:
Income from continuing operations	$19,859	$12,285	$58,014	$188,088
Net income attributable to other noncontrolling interests from continuing operations	(48)	(5)	(187)	(11)
Net income available to common stockholders before net income attributable to noncontrolling interests in CPLP	$19,811	$12,280	$57,827	$188,077

Denominator:
Weighted average common shares - basic	420,385	419,998	420,279	414,123
Add:
Potential dilutive common shares - stock options	161	328	219	320
Weighted average units of CPLP convertible into common shares	6,974	6,974	6,974	7,511
Weighted average common shares - diluted	427,520	427,300	427,472	421,954

Earnings per common share - diluted	$0.05	$0.03	$0.14	$0.45

Weighted average anti-dilutive stock options outstanding	—	731	8	740

9.    CONSOLIDATED STATEMENTS OF CASH FLOWS - SUPPLEMENTAL INFORMATION
Supplemental information related to cash flows, including significant non-cash activity affecting the consolidated statements of cash flows, for the nine months ended September 30, 2018 and 2017 is as follows (in thousands):

	September 30,
	2018	2017
Interest paid, net of amounts capitalized	$31,601	$26,927
Non-Cash Transactions:
Transfer from projects under development to operating properties	212,628	58,928
Common stock dividends declared and accrued	27,364	25,201
Change in accrued property acquisition, development, and tenant expenditures	21,920	(18,081)
Cumulative effect of change in accounting principle	22,329	—
Transfer from investment in unconsolidated joint ventures to projects under development	7,025	—
Transfer from investment in unconsolidated joint ventures to operating properties	—	68,390

The following table provides a reconciliation of cash, cash equivalents, and restricted cash recorded on the balance sheet to cash, cash equivalents, and restricted cash in the statements of cash flows (in thousands):

	September 30,		December 31,
	2018	2017	2017	2016
Cash and cash equivalents	$82,706	$62,167	$148,929	$35,687
Restricted cash	419	437	56,816	15,634
Total cash, cash equivalents, and restricted cash	$83,125	$62,604	$205,745	$51,321
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

Segment net income, capital expenditures, and total assets are not presented in the following tables because management does not utilize these measures when analyzing its segments or when making resource allocation decisions. Information on the Company's segments along with a reconciliation of NOI to net income for the three and nine months ended September 30, 2018 and 2017 are as follows (in thousands):

Three Months Ended September 30, 2018	Office	Mixed-Use	Total
Net Operating Income:
Atlanta	$32,296	$—	$32,296
Charlotte	15,924	—	15,924
Austin	15,180	—	15,180
Phoenix	9,265	—	9,265
Tampa	7,446	—	7,446
Other	310	437	747
Total Net Operating Income	$80,421	$437	$80,858

Three Months Ended September 30, 2017	Office	Mixed-Use	Total
Net Operating Income:
Atlanta	$25,247	$—	$25,247
Charlotte	15,074	—	15,074
Austin	15,489	—	15,489
Phoenix	8,667	—	8,667
Tampa	7,412	—	7,412
Orlando	3,356	—	3,356
Other	525	45	570
Total Net Operating Income	$75,770	$45	$75,815

Nine Months Ended September 30, 2018	Office	Mixed-Use	Total
Net Operating Income:
Atlanta	$96,639	$—	$96,639
Charlotte	47,197	—	47,197
Austin	45,209	—	45,209
Phoenix	27,119	—	27,119
Tampa	22,816	—	22,816
Other	1,183	1,468	2,651
Total Net Operating Income	$240,163	$1,468	$241,631

Nine Months Ended September 30, 2017	Office	Mixed-Use	Total
Net Operating Income:
Atlanta	$84,437	$3,125	$87,562
Charlotte	46,117	—	46,117
Austin	44,113	—	44,113
Phoenix	24,722	—	24,722
Tampa	21,700	—	21,700
Orlando	10,464	—	10,464
Other	1,374	45	1,419
Total Net Operating Income	$232,927	$3,170	$236,097

The following reconciles Net Operating Income to Net Income for each of the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net Operating Income	$80,858	$75,815	$241,631	$236,097
Net operating income from unconsolidated joint ventures	(6,994)	(6,934)	(21,643)	(23,719)
Fee income	2,519	2,597	7,211	6,387
Other income	744	993	2,836	9,593
Reimbursed expenses	(955)	(895)	(2,757)	(2,667)
General and administrative expenses	(3,913)	(7,193)	(18,793)	(21,993)
Interest expense	(9,551)	(7,587)	(29,043)	(25,851)
Depreciation and amortization	(45,068)	(47,622)	(135,836)	(152,546)
Acquisition and transaction costs	—	677	(228)	(1,499)
Gain on extinguishment of debt	93	429	8	2,258
Other expenses	(93)	(423)	(457)	(1,063)
Income from unconsolidated joint ventures	2,252	2,461	10,173	43,362
Gain (loss) on sale of investment properties	(33)	(33)	4,912	119,729
Net Income	$19,859	$12,285	$58,014	$188,088
Revenues by reportable segment, including a reconciliation to total rental property revenues on the condensed consolidated statements of operations, for three and nine months ended September 30, 2018 and 2017 are as follows (in thousands):

Three Months Ended September 30, 2018	Office	Mixed-Use	Total
Revenues:
Atlanta	$51,088	$—	$51,088
Austin	26,415	—	26,415
Charlotte	23,263	—	23,263
Phoenix	12,830	—	12,830
Tampa	12,228	—	12,228
Other	1,104	429	1,533
Total segment revenues	126,928	429	127,357
Less: Company's share of rental property revenues from unconsolidated joint ventures	(11,485)	(429)	(11,914)
Total rental property revenues	$115,443	$—	$115,443

Three Months Ended September 30, 2017	Office	Mixed-Use	Total
Revenues:
Atlanta	$41,507	$—	$41,507
Austin	25,385	—	25,385
Charlotte	23,153	—	23,153
Tampa	11,815	—	11,815
Phoenix	11,692	—	11,692
Orlando	6,408	—	6,408
Other	915	143	1,058
Total segment revenues	120,875	143	121,018
Less: Company's share of rental property revenues from unconsolidated joint ventures	(11,306)	(143)	(11,449)
Total rental property revenues	$109,569	$—	$109,569

Nine Months Ended September 30, 2018	Office	Mixed-Use	Total
Revenues:
Atlanta	$150,917	$—	$150,917
Austin	79,329	—	79,329
Charlotte	69,342	—	69,342
Tampa	37,014	—	37,014
Phoenix	37,137	—	37,137
Other	3,238	997	4,235
Total segment revenues	376,977	997	377,974
Less: Company's share of rental property revenues from unconsolidated joint ventures	(34,488)	(997)	(35,485)
Total rental property revenues	$342,489	$—	$342,489

Nine Months Ended September 30, 2017	Office	Mixed-Use	Total
Revenues:
Atlanta	$135,319	$5,049	$140,368
Austin	75,348	—	75,348
Charlotte	68,495	—	68,495
Tampa	34,913	—	34,913
Phoenix	33,689	—	33,689
Orlando	19,380	—	19,380
Other	2,492	143	2,635
Total segment revenues	369,636	5,192	374,828
Less: Company's share of rental property revenues from unconsolidated joint ventures	(33,543)	(5,192)	(38,735)
Total rental property revenues	$336,093	$—	$336,093

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview:
Cousins Properties Incorporated ("Cousins") (and collectively, with its subsidiaries, the "Company," "we," "our," or "us") is a self-administered and self-managed real estate investment trust, or REIT. Cousins conducts substantially all of its business through Cousins Properties, LP ("CPLP"). Cousins owns approximately 98% of CPLP and consolidates CPLP. CPLP owns Cousins TRS Services LLC, a taxable entity which owns and manages its own real estate portfolio and performs certain real estate related services for other parties. Our strategy is to create value for our stockholders through ownership of the premier urban office portfolio in the Sunbelt markets, with a particular focus on Georgia, Texas, North Carolina, Florida, and Arizona. This strategy is based on a disciplined approach to capital allocation that includes strategic acquisitions, selective development projects, and timely dispositions of non-core assets. This strategy is also based on a simple, flexible, and low-leveraged balance sheet that allows us to pursue investment opportunities at the most advantageous points in the cycle. To implement this strategy, we leverage our strong local operating platforms within each of our major markets. As of September 30, 2018, our portfolio of real estate assets consisted of interests in 27 operating properties (26 office and one mixed-use) containing 15.1 million square feet of space and five projects (four office and one mixed-use) under active development.
We leased or renewed 485,598 square feet of office space during the third quarter of 2018. The weighted average net effective rent of these leases, representing base rent less operating expense reimbursements and leasing costs, was $20.83 per square foot. For those leases that were previously occupied within the past year, net effective rent increased 25.8%. Same property net operating income (defined below) for consolidated properties and our share of unconsolidated properties increased by 2.7% between the three months ended September 30, 2018 and 2017.
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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Rental Property Revenues
Same Property	$105,755	$101,196	$4,559	4.5%	$313,611	$301,438	$12,173	4.0%
Non-Same Property	9,688	8,373	1,315	15.7%	28,878	34,655	(5,777)	(16.7)%
Total Rental Property Revenues	$115,443	$109,569	$5,874	5.4%	$342,489	$336,093	$6,396	1.9%

Rental Property Operating Expenses
Same Property	$39,111	$36,585	$2,526	6.9%	$115,619	$108,406	$7,213	6.7%
Non-Same Property	2,468	4,103	(1,635)	(39.8)%	6,882	15,309	(8,427)	(55.0)%
Total Rental Property Operating Expenses	$41,579	$40,688	$891	2.2%	$122,501	$123,715	$(1,214)	(1.0)%

Net Operating Income
Same Property NOI	$66,644	$64,611	$2,033	3.1%	$197,992	$193,032	$4,960	2.6%
Non-Same Property NOI	7,220	4,270	2,950	69.1%	21,996	19,346	2,650	13.7%
Total NOI	$73,864	$68,881	$4,983	7.2%	$219,988	$212,378	$7,610	3.6%
The increases in Same Property NOI in the three and nine month periods are primarily due to increased occupancy at Northpark and Corporate Center.
Non-Same Property NOI increased in the three month period as a result of the lease-up of 8000 Avalon, which began operations in June 2017, and the commencement of operations of 864 Spring Street in January 2018. These increases were offset by decreases resulting from the December 2017 sale of our Orlando properties. Non-Same Property revenues increased during this period while Non-Same Property Expenses decreased because we receive a higher percentage of operating expenses in revenue from tenants at 864 Spring Street than we did at our Orlando properties.

Non-Same Property NOI increased in the nine month period on a percentage basis less than that of the three month period because American Cancer Society Center ("ACSC") was sold in June 2017 in addition to the activity noted in the three month period.
Other Income
Other income decreased $6.8 million (70.4%) between the 2018 and 2017 nine month periods. Primarily as a result of 2017 lease termination fees at Hayden Ferry and Northpark.
General and Administrative Expenses
General and administrative expenses decreased $3.3 million (45.6%) between the 2018 and 2017 three month periods and decreased $3.2 million (14.6%) between the 2018 and 2017 nine month periods primarily driven by a reduction in long-term compensation expense as a result of fluctuations in our common stock price relative to our office peers included in the SNL US Office REIT Index.
Interest Expense
Interest expense increased $2.0 million (25.9%) between the 2018 and 2017 three month periods primarily as a result of an increase in interest incurred on the Term Loan due to an increase in the LIBOR rate and a decrease in capitalized interest as a result of the completion of the 864 Spring Street and Carolina Square properties. Interest expense increased $3.2 million (12.3%) between the 2018 and 2017 nine month periods primarily due to a decrease in capitalized interest and an increase in the LIBOR rate.
Depreciation and Amortization
Depreciation and amortization decreased $2.6 million (5.4%) between the 2018 and 2017 three month periods and decreased $16.7 million (11.0%) between the 2018 and 2017 nine month periods primarily due to the sale of ACSC in June 2017 and the sales of Bank of America Center, One Orlando Centre, and Citrus Center in December 2017, partially offset by the commencement of operations at 8000 Avalon in June 2017 and 864 Spring Street in January 2018.
Acquisition and Transaction Costs
Acquisition and transaction costs decreased $1.3 million (84.8%) between the 2018 and 2017 nine month periods. These costs represent the trailing costs of combining the operations of Parkway Properties, Inc. with the Company in 2016.
Income from Unconsolidated Joint Ventures
Income from unconsolidated joint ventures consisted of the Company's share of the following (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	$ Change	2018	2017	$ Change
Net operating income	$6,994	$6,934	$60	$21,643	$23,719	$(2,076)
Other income, net	36	165	(129)	83	1,869	(1,786)
Depreciation and amortization	(3,119)	(2,862)	(257)	(9,554)	(10,535)	981
Interest expense	(1,657)	(1,776)	119	(4,763)	(6,023)	1,260
Net gain (loss) on sale of investment property	(2)	—	(2)	(15)	34,332	(34,347)
Gain on sale of undepreciated property	—	—	—	2,779	—	2,779
Income from unconsolidated joint ventures	$2,252	$2,461	$(209)	$10,173	$43,362	$(33,189)
Net operating income and depreciation and amortization from unconsolidated joint ventures decreased $2.1 million and $1.0 million, respectively, between the 2018 and 2017 nine month periods primarily due to the sale of properties owned by EPI, LLC and EPII, LLC ("Emory Point I and II") in the second quarter of 2017 and the sale of our interest in Courvoisier Centre JV, LLC in the fourth quarter of 2017. Other income decreased $1.8 million between the nine month periods primarily as a result of 2017 lease termination fees recognized at 111 West Rio. Interest expense decreased $1.3 million between the nine month periods primarily due to the sale of Emory Point I and II and repayment of the related mortgage loans in the second quarter of 2017. The change in net gain (loss) on sale of investment property is primarily due to the 2017 sale of Emory Point I and II, offset by the 2017 purchase of the remaining 25.4% interest in the 111 West Rio building and the related consolidation of the building immediately following the purchase that generated a $3.5 million loss. The gain on sale of undepreciated property in the 2018 periods is related to the sale of two land parcels by Wildwood Associates.

Gain (loss) on Sale of Investment Properties
Gain on sale of investment properties in the nine month 2018 period is primarily related to the post-closing settlement of a liability that arose as a result of the 2016 sale of the Lincoln Place property. Gain on sale of investment properties in the nine month 2017 period related primarily to the second quarter 2017 sale of ACSC.

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
FFO is used by industry analysts and investors as a supplemental measure of a REIT’s operating performance. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry investors and analysts have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. Thus, NAREIT created FFO as a supplemental measure of REIT operating performance that excludes historical cost depreciation, among other items, from GAAP net income. The use of FFO, combined with the required primary GAAP presentations, has been fundamentally beneficial, improving the understanding of operating results of REITs among the investing public and making comparisons of REIT operating results more meaningful. Company management evaluates operating performance in part based on FFO. Additionally, we use FFO, along with other measures, to assess performance in connection with evaluating and granting incentive compensation to its officers and other key employees. The reconciliation of net income to FFO is as follows for the three and nine months ended September 30, 2018 and 2017 (in thousands, except per share information):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net Income Available to Common Stockholders	$19,485	$12,067	$56,804	$184,907
Depreciation and amortization of real estate assets:
Consolidated properties	44,599	47,161	134,426	151,169
Share of unconsolidated joint ventures	3,119	2,862	9,554	10,535
Partners' share of real estate depreciation	(72)	(4)	(211)	(4)
(Gain) loss on sale of depreciated properties:
Consolidated properties	33	36	(4,912)	(119,713)
Share of unconsolidated joint ventures	—	—	15	(34,332)
Non-controlling interest related to unit holders	326	212	1,023	3,169
Funds From Operations	$67,490	$62,334	$196,699	$195,731
Per Common Share — Diluted:
Net Income Available to Common Stockholders	$0.05	$0.03	$0.14	$0.45
Funds from Operations	$0.16	$0.15	$0.46	$0.46
Weighted Average Shares — Diluted	427,520	427,300	427,472	421,954

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

The following table reconciles NOI for consolidated properties to Net Income each of the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net Income	$19,859	$12,285	$58,014	$188,088
Fee income	(2,519)	(2,597)	(7,211)	(6,387)
Other income	(744)	(993)	(2,836)	(9,593)
Reimbursed expenses	955	895	2,757	2,667
General and administrative expenses	3,913	7,193	18,793	21,993
Interest expense	9,551	7,587	29,043	25,851
Depreciation and amortization	45,068	47,622	135,836	152,546
Acquisition and transaction costs	—	(677)	228	1,499
Other expenses	93	423	457	1,063
Gain on extinguishment of debt	(93)	(429)	(8)	(2,258)
Income from unconsolidated joint ventures	(2,252)	(2,461)	(10,173)	(43,362)
(Gain) loss on sale of investment properties	33	33	(4,912)	(119,729)
Net Operating Income	$73,864	$68,881	$219,988	$212,378

Liquidity and Capital Resources
Our primary short-term and long-term liquidity needs include the following:

•	property and land acquisitions;

•	expenditures on development projects;

•	building improvements, tenant improvements, and leasing costs;

•	principal and interest payments on indebtedness; and

•	common stock dividends and distributions to outside unitholders of CPLP.
We may satisfy these needs with one or more of the following:

•	cash and cash equivalents on hand;

•	net cash from operations;

•	proceeds from the sale of assets;

•	borrowings under our credit facility;

•	proceeds from mortgage notes payable;

•	proceeds from construction loans;

•	proceeds from unsecured loans;

•	proceeds from offerings of debt or equity securities; and

•	joint venture formations.
As of September 30, 2018, the Company had no amounts drawn under the New Credit Facility and had the ability to borrow $998 million of the $1 billion available with $2 million utilized by outstanding letters of credit.
In August 2018, the Company repaid in full, without penalty, the $22.3 million mortgage note secured by The Pointe.

Contractual Obligations and Commitments
The following table sets forth information as of September 30, 2018 with respect to our outstanding contractual obligations and commitments (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 years
Contractual Obligations:
Company debt:
Unsecured Credit Facility	$—	$—	$—	$—	$—
Unsecured Senior Notes	350,000	—	—	—	350,000
Unsecured Term Loan	250,000	—	—	250,000	—
Mortgage notes payable	470,045	2,684	44,820	108,300	314,241
Interest commitments (1)	241,223	7,136	82,591	67,061	84,435
Ground leases	205,709	2,321	4,660	4,748	193,980
Other operating leases	580	277	255	48	—
Total contractual obligations	$1,517,557	$12,418	$132,326	$430,157	$942,656
Commitments:
Unfunded tenant improvements and construction obligations	$93,773	$57,678	$36,095	$—	$—
Letters of credit	2,000	2,000	—	—	—
Performance bonds	665	665	—	—	—
Total commitments	$96,438	$60,343	$36,095	$—	$—

(1)	Interest on variable rate obligations is based on rates effective as of September 30, 2018.
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
Future Capital Requirements
To meet capital requirements for future investment activities over the long term, we intend to actively manage our portfolio of properties, generating internal cash flows, and to strategically sell assets. We expect to continue to utilize indebtedness to fund future commitments, if available and under appropriate terms. We may also seek equity capital and capital from joint venture partners to implement our strategy.
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
Cash Flows Summary
We report and analyze our cash flows based on operating activities, investing activities, and financing activities. The following table summarizes the changes in cash flows (in thousands):

	Nine Months Ended September 30,
	2018	2017	Change
Net cash provided by operating activities	$178,037	$161,229	$16,808
Net cash used in investing activities	(182,402)	(7,395)	(175,007)
Net cash used in financing activities	(118,255)	(142,551)	24,296
The reasons for significant increases and decreases in cash flows between the periods are as follows:
Cash Flows from Operating Activities. Cash flows from operating activities increased $16.8 million between the 2018 and 2017 nine month periods primarily due to an increase in cash generated from property operations as a result of the commencement of operations of 864 Spring Street in the first quarter of 2018, 8000 Avalon in the second quarter of 2017, and

Carolina Square in the third quarter of 2017. These increases are partially offset by a decrease in cash generated from property operations as a result of the sale of ACSC in June 2017 and the sales of Bank of America Center, One Orlando Centre, and Citrus Center in December 2017 and a decrease in lease termination fees between periods.
Cash Flows from Investing Activities. Cash used in investing activities increased $175.0 million between the 2018 and 2017 nine month periods primarily due to proceeds from the 2017 ACSC sale, proceeds from the 2017 sale of Emory Point I and II, offset by a reduction in acquisition and development expenditures.
Cash Flows from Financing Activities. Cash used in financing activities decreased $24.3 million between the 2018 and 2017 nine month periods primarily due to net repayment of notes payable in 2017, partially offset by a 2017 common stock issuance.
Capital Expenditures. We incur costs related to our real estate assets that include acquisition of properties, development of new properties, redevelopment of existing or newly purchased properties, leasing costs for new or replacement tenants, and ongoing property repairs and maintenance.
Capital expenditures for assets we develop or acquire and then hold and operate are included in the property acquisition, development, and tenant asset expenditures line item within investing activities on the condensed consolidated statements of cash flows. The changes in amounts accrued are removed from the table below (accrued capital adjustment) to show the components of these costs on a cash basis. Components of costs included in this line item for the nine months ended September 30, 2018 and 2017 are as follows (in thousands):

	Nine Months Ended September 30,
	2018	2017
Development	$47,842	$144,116
Operating — leasing costs	29,359	53,809
Operating — building improvements	22,711	38,097
Capitalized interest	4,021	6,509
Capitalized personnel costs	6,615	5,361
Change in accrued capital expenditures	21,920	(18,081)
Total property acquisition, development, and tenant asset expenditures	$132,468	$229,811
Capital expenditures decreased due to a number of development projects being completed and a decrease in building improvement projects. Tenant improvements and leasing costs, as well as related capitalized personnel costs, are a function of the number and size of newly executed leases or renewals of existing leases. Changes in accrued capital expenditures decreased primarily due to payments related to the construction of 864 Spring Street that were due and made at the time the property commenced operations. The amounts of tenant improvement and leasing costs for our office portfolio on a per square foot basis were as follows:

	Nine Months Ended September 30,
	2018	2017
New leases	$8.18	$7.52
Renewal leases	$5.03	$5.10
Expansion leases	$7.02	$7.12
The amounts of tenant improvement and leasing costs on a per square foot basis vary by lease and by market. Given the level of expected leasing and renewal activity, management expects tenant improvements and leasing costs per square foot in future periods to remain consistent with those experienced in the first nine months of 2018.
Dividends. We paid common dividends of $79.8 million and $74.0 million in the 2018 and 2017 nine month periods, respectively. We funded the common dividends with cash on hand and cash provided by operating activities. We expect to fund our future quarterly common dividends with cash provided by operating activities, proceeds from investment property sales, distributions from unconsolidated joint ventures, and indebtedness, if necessary.
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
Debt. At September 30, 2018, our unconsolidated joint ventures had aggregate outstanding indebtedness to third parties of $343.8 million. These loans are generally mortgage or construction loans, most of which are non-recourse to us except as described in the paragraph below. In addition, in certain instances, we provide “non-recourse carve-out guarantees” on these non-recourse loans. Certain of these loans have variable interest rates, which creates exposure to the ventures in the form of market risk from interest rate changes.
We guarantee 12.5% of the loan amount related to the Carolina Square construction loan, which has a lending capacity of $79.8 million, and an outstanding balance of $74.0 million as of September 30, 2018. At September 30, 2018, we guaranteed $9.2 million of the amount outstanding.
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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes in the market risk associated with our notes payable at September 30, 2018 compared to that as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
For information on our equity compensation plans, see note 13 of our Annual Report on Form 10-K and note 7 to the unaudited condensed consolidated financial statements set forth in this Form 10-Q. We did not make any sales of unregistered securities during the third quarter of 2018. We did not purchase any common shares during the third quarter of 2018.

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

COUSINS PROPERTIES INCORPORATED
/s/ Gregg D. Adzema
Gregg D. Adzema
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)
Date: October 24, 2018