Form 10-K
period 2018-12-31
COUSINS PROPERTIES INC
filed 2019-02-06
CIK 25232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2018, the aggregate market value of the common stock of Cousins Properties Incorporated held by non-affiliates was $3,996,942,489 based on the closing sales price as reported on the New York Stock Exchange. As of January 31, 2019, 420,366,403 shares of common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s proxy statement for the annual stockholders meeting to be held on April 23, 2019 are incorporated by reference into Part III of this Form 10-K.

FORWARD-LOOKING STATEMENTS

Certain matters contained in this report are “forward-looking statements” within the meaning of the federal securities laws and are subject to uncertainties and risks, as itemized herein. These forward-looking statements include information about possible or assumed future results of the business and our financial condition, liquidity, results of operations, plans, and objectives. They also include, among other things, statements regarding subjects that are forward-looking by their nature, such as:

•	our business and financial strategy;
•future debt financings;
•future acquisitions and dispositions of operating assets;
•future acquisitions and dispositions of land, including ground leases;
•future development and redevelopment opportunities, including fee development opportunities;
•future issuances and repurchases of common stock;
•projected operating results;
•market and industry trends;
•entry into new markets;
•future distributions;
•projected capital expenditures;
•future changes in interest rates; and

•	all statements that address operating performance, events, or developments that we expect or anticipate will occur in the future — including statements relating to creating value for stockholders.
Any forward-looking statements are based upon management's beliefs, assumptions, and expectations of our future performance, taking into account information that is currently available. These beliefs, assumptions, and expectations may change as a result of possible events or factors, not all of which are known. If a change occurs, our business, financial condition, liquidity, and results of operations may vary materially from those expressed in forward-looking statements. Actual results may vary from forward-looking statements due to, but not limited to, the following:

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

•
changes in national and local economic conditions, the real estate industry, and the commercial real estate markets in which we operate (including supply and demand changes), particularly in Atlanta, Charlotte, Austin, Phoenix, and Tampa where we have high concentrations of our lease revenue;

•	changes to our strategy with regard to land and other non-core holdings that require impairment losses to be recognized;

•
leasing risks, including the ability to obtain new tenants or renew expiring tenants, the ability to lease newly developed and/or recently acquired space, the failure of a tenant to occupy leased space, and the risk of declining leasing rates;

•	changes in the needs of our tenants brought about by the desire for co-working arrangements, trends toward utilizing less office space per employee, and the effect of telecommuting;

•	the adverse change in the financial condition of one or more of our major tenants;

•	volatility in interest rates and insurance rates;

•	competition from other developers or investors;

•	the risks associated with real estate developments (such as zoning approval, receipt of required permits, construction delays, cost overruns, and leasing risk);

•	cyber security breaches;

•	changes in senior management and the loss of key personnel;

•	the potential liability for uninsured losses, condemnation, or environmental issues;

•	the potential liability for a failure to meet regulatory requirements;

•	the financial condition and liquidity of, or disputes with, joint venture partners;

•	any failure to comply with debt covenants under credit agreements;

•	any failure to continue to qualify for taxation as a real estate investment trust and meet regulatory requirements;

•	potential changes to state, local, or federal regulations applicable to our business;

•	material changes in the rates, or the ability to pay, dividends on common shares or other securities;

•	potential changes to the tax laws impacting REITs and real estate in general; and

•	those additional risks and factors discussed in reports filed with the Securities and Exchange Commission by the Company.
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
Company Strategy
Our strategy is to create value for our stockholders through ownership of the premier urban office portfolio in the Sunbelt markets of the United States, with a particular focus on Georgia, Texas, North Carolina, Florida, and Arizona. This strategy is based on a disciplined approach to capital allocation that includes value-add acquisitions, selective development projects, and timely dispositions of non-core assets. This strategy is also based on a simple, flexible, and low-leveraged balance sheet that allows us to pursue investment opportunities at the most advantageous points in the cycle. To implement this strategy, we leverage our strong local operating platforms within each of our major markets.
2018 Activities
During 2018, we commenced two new development projects and completed two development projects. At year-end, we had four development projects in process; our share of the total expected costs of these projects totaled $245.9 million. We also improved our balance sheet and liquidity by expanding and extending our unsecured credit facility ("Credit Facility") and repaying one mortgage loan. The following is a summary of our significant 2018 activities:
Investment Activity

•
Commenced construction of 10000 Avalon, a 251,000 square foot office building in Atlanta, adjacent to our existing 8000 Avalon building. This project is being developed in a joint venture in which we hold a 90% interest, and the project is expected to be completed in 2020.

•
Commenced construction of 300 Colorado, a 358,000 square foot office building in downtown Austin. This project is being developed in a joint venture in which we hold a 50% interest, and the project is expected to be completed in 2021.

•	Completed the development and commenced operations of Spring & 8th (864 and 858 Spring Street), two office buildings totaling 765,000 square feet in Midtown Atlanta that comprise NCR's headquarters.

•
Continued development of Dimensional Place, a 282,000 square foot building in Charlotte that will become the East Coast headquarters of Dimensional Fund Advisors. This project is being developed in a 50-50 joint venture with Dimensional Fund Advisors and is expected to be completed in 2019.

•
Acquired interests in two tracts of land in Midtown Atlanta and a tract of land in Tempe for potential future office development projects. With the addition of these sites, we own or control sites that could accommodate development of up to 1.4 million square feet of new Class A office space.

Financing Activity

•	Closed a $1 billion unsecured revolving credit facility that replaced the existing $500 million facility.

•	Repaid the $22.2 million mortgage note secured by The Pointe, a 253,000 square foot office building in Tampa.
Portfolio Activity

•	Leased or renewed 1.6 million square feet of office space.

•	Increased second generation net rent per square foot by 32.5% on a GAAP basis and 13.2% on a cash basis.

•	Increased same property net operating income by 2.1% on a GAAP basis and 4.7% on a cash basis.

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
We typically manage this potential liability through performance of Phase I Environmental Site Assessments and, as necessary, Phase II environmental sampling, on properties we acquire or develop. Even with these assessments and testings, no assurance can be given that environmental liabilities do not exist, that the reports revealed all environmental liabilities, or that no prior owner created any material environmental condition not known to us. In certain situations, we have also sought to avail ourselves of legal and regulatory protections offered by federal and state authorities to prospective purchasers of property. Where applicable studies have resulted in the determination that remediation was required by applicable law, the necessary remediation is typically incorporated into the acquisition or development activity of the relevant property. We are not aware of any environmental liability that we believe would have a material adverse effect on our business, assets, or results of operations.
Certain environmental laws impose liability on a previous owner of a property to the extent that hazardous or toxic substances were present during the prior ownership period. A transfer of the property does not necessarily relieve an owner of such liability. Thus, although we are not aware of any such situation, we may have such liabilities on properties previously sold. We believe that we and our properties are in compliance in all material respects with applicable federal, state, and local laws, ordinances, and regulations governing the environment. For additional information, see Item 1A. Risk Factors - "Environmental issues."
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
Executive Offices; Employees
Our executive offices are located at 3344 Peachtree Road NE, Suite 1800, Atlanta, Georgia 30326-4802. On December 31, 2018, we employed 257 people.
Available Information
We make available free of charge on the “Investor Relations” page of our website, www.cousins.com, our reports on Forms 10-K, 10-Q, and 8-K, and all amendments thereto, as soon as reasonably practicable after the reports are filed with, or furnished to, the Securities and Exchange Commission (the “SEC”).
Our Corporate Governance Guidelines, Director Independence Standards, Code of Business Conduct and Ethics, and the Charters of the Audit Committee, and the Compensation, Succession, Nominating and Governance Committee of the Board of Directors are also available on the “Investor Relations” page of our website. The information contained on our website is not incorporated herein by reference. Copies of these documents (without exhibits, when applicable) are also available free of charge upon request to us at 3344 Peachtree Road NE, Suite 1800, Atlanta, Georgia 30326-4802, Attention: Investor Relations or by telephone at (404) 407-1104 or by facsimile at (404) 407-1105. In addition, the SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC at www.sec.gov.

Item 1A.	Risk Factors
Set forth below are the risks we believe investors should consider carefully in evaluating an investment in the securities of Cousins Properties Incorporated.
General Risks of Owning and Operating Real Estate
Our ownership of commercial real estate involves a number of risks, the effects of which could adversely affect our business.

General economic and market risks. In a general economic decline or recessionary climate, our commercial real estate assets may not generate sufficient cash to pay expenses, service debt, or cover maintenance costs, and, as a result, our results of operations and cash flows may be adversely affected. Factors that may adversely affect the economic performance and value of our properties include, among other things:

•	changes in the national, regional, and local economic climate;

•
local real estate conditions such as an oversupply of rentable space caused by increased development of new properties or a reduction in demand for rentable space caused by a change in the wants and needs of our tenants or economic conditions making our locations undesirable;

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
Leasing risk. Our properties were 94.9% leased at December 31, 2018. Our operating revenues are dependent upon entering into leases with, and collecting rents from, our tenants. Tenants whose leases are expiring may want to decrease the space they lease and/or may be unwilling to continue their lease. When leases expire or are terminated, replacement tenants may not be available upon acceptable terms and market rental rates may be lower than the previous contractual rental rates. Also, our tenants may approach us for additional concessions in order to remain open and operating. The granting of these concessions may adversely affect our results of operations and cash flows to the extent that they result in reduced rental rates, additional capital improvements, or allowances paid to, or on behalf of, the tenants.
Tenant and property concentration risk. As of December 31, 2018, our top 20 tenants represented 36% of our annualized base rental revenues with no single tenant accounting for more than 8% of our annualized base rental revenues. The inability of any of our significant tenants to pay rent or a decision by a significant tenant to vacate their premises prior to, or at the conclusion of, their lease term could have a significant negative impact on our results of operations or financial condition if a suitable replacement tenant is not secured in a timely manner. These events could have a significant adverse impact on our results of operations or financial condition.
For the three months ended December 31, 2018, 41.5% of our net operating income for properties owned was derived from the metropolitan Atlanta area, 18.5% was derived from the metropolitan Charlotte area, and 18.1% was derived from the metropolitan Austin area. Any adverse economic conditions impacting Atlanta, Charlotte, or Austin could adversely affect our overall results of operations and financial condition.
Uninsured losses and condemnation costs. Accidents, earthquakes, terrorism incidents, and other losses at our properties could adversely affect our operating results. Casualties may occur that significantly damage an operating property, and insurance proceeds may be less than the total loss incurred by us. Although we, or our joint venture partners where applicable, maintain casualty insurance under policies we believe to be adequate and appropriate, including rent loss insurance on operating properties, some types of losses, such as those related to the termination of longer-term leases and other contracts, generally are not insured. Certain types of insurance may not be available or may be available on terms that could result in large uninsured losses, and insurers may not pay a claim as required under a policy. Property ownership also involves potential liability to third parties for such matters as personal injuries occurring on the property. Such losses may not be fully insured. In addition to uninsured losses, various government authorities may condemn all or parts of operating properties. Such condemnations could adversely affect the viability of such projects.
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
Joint venture structure risks. We hold ownership interests in a number of joint ventures with varying structures and may in the future invest in real estate through such structures. Our venture partners may have rights to take actions over which we have no control, or the right to withhold approval of actions that we propose, either of which could adversely affect our interests in the related joint ventures, and in some cases, our overall financial condition and results of operations. These structures involve participation by other parties whose interests and rights may not be the same as ours. For example, a venture partner may have economic and/or other business interests or goals which are incompatible with our business interests or goals and that venture partner may be in a position to take action contrary to our interests. In addition, such venture partners may default on their obligations, which could have an adverse impact on the financial condition and operations of the joint venture. Such defaults may result in our fulfilling their obligations that may, in some cases, require us to contribute additional capital to the ventures. Furthermore, the success of a project may be dependent upon the expertise, business judgment, diligence, and effectiveness of our venture partners in matters that are outside our control. Thus, the involvement of venture partners could adversely impact the development, operation, ownership, financing, or disposition of the underlying properties.
Liquidity risk. Real estate investments are relatively illiquid and can be difficult to sell and convert to cash quickly. As a result, our ability to sell one or more of our properties, whether in response to any changes in economic or other conditions or in response to a change in strategy, may be limited. In the event we want to sell a property, we may not be able to do so in the desired time period, the sales price of the property may not meet our expectations or requirements, or we may be required to record an impairment loss on the property as a result.
Compliance or failure to comply with the Americans with Disabilities Act or other federal, state, and local regulatory requirements could result in substantial costs.
The Americans with Disabilities Act generally requires that certain buildings, including office buildings, be made accessible to disabled persons. Noncompliance could result in the imposition of fines by the federal government or the award of damages to private litigants. If, under the Americans with Disabilities Act, we are required to make substantial alterations and capital expenditures in one or more of our properties, including the removal of access barriers, it could adversely impact our earnings and cash flows, thereby impacting our ability to service debt and make distributions to our stockholders.
Our properties are subject to various federal, state and local regulatory requirements, such as state and local fire, health, and life safety requirements. If we fail to comply with these requirements, we could incur fines or other monetary damages. We do not know whether existing requirements will change or whether compliance with future requirements will require significant unanticipated expenditures that will affect our cash flow and results of operations.
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
We generally finance our acquisition and development projects through one or more of the following: our Credit Facility, unsecured debt, non-recourse mortgages, construction loans, the sale of assets, joint venture equity, the issuance of common stock, issuance of preferred stock, and the issuance of units of CPLP. Each of these sources may be constrained from time to time because of market conditions, and the related cost of raising this capital may be unfavorable at any given point in time. These sources of capital, and the risks associated with each, include the following:

•
Credit Facility. Terms and conditions available in the marketplace for unsecured credit facilities vary over time. We can provide no assurance that the amount we need from our Credit Facility will be available at any given time, or at all, or that the rates and fees charged by the lenders will be reasonable. We incur interest under our Credit Facility at a variable rate. Variable rate debt creates higher debt service requirements if market interest rates increase, which would adversely affect our cash flow and results of operations. Our Credit Facility contains customary restrictions, requirements and other limitations on our ability to incur indebtedness, including restrictions on unsecured debt outstanding, restrictions on secured recourse debt outstanding, and requirements to maintain a minimum fixed charge coverage ratio. Our continued ability to borrow under our Credit Facility is subject to compliance with these covenants.

•
Unsecured Debt. Terms and conditions available in the marketplace for unsecured debt vary over time. The availability of unsecured debt may vary based on the capital markets and capital market activity. Unsecured debt generally contains restrictive covenants that may place limitations on our ability to conduct our business similar to those placed upon us by our Credit Facility.

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

•
Asset sales. Real estate markets tend to experience market cycles. Because of such cycles, the potential terms and conditions of sales, including prices, may be unfavorable for extended periods of time. In addition, our status as a REIT can limit our ability to sell properties, which may affect our ability to liquidate an investment. As a result, our ability to raise capital through asset sales could be limited. In addition, mortgage financing on an asset may prohibit prepayment and/or impose a prepayment penalty upon the sale of that property, which may decrease the proceeds from a sale or make the sale impractical.

•
Construction loans. Construction loans generally relate to specific assets under construction and fund costs above an initial equity amount deemed acceptable by the lender. Terms and conditions of construction loans vary, but they generally carry a term of two to five years, charge interest at variable rates, require the lender to be satisfied with the nature and amount of construction costs prior to funding, and require the lender to be satisfied with the level of pre-leasing prior to funding. Construction loans can require a portion of the loan to be recourse to us. In addition, construction loans generally require a completion guarantee by the borrower and may require a limited payment guarantee from the Company which may be disproportionate to any guaranty required from a joint venture partner. There may be times when construction loans are not available, or are only available upon unfavorable terms, which could have an adverse effect on our ability to fund development projects or on our ability to achieve the returns we expect.

•
Joint ventures. Joint ventures, including partnerships or limited liability companies, tend to be complex arrangements, and there are only a limited number of parties willing to undertake such investment structures. There is no guarantee that we will be able to undertake these ventures at the times we need capital and at favorable terms.

•
Common stock. Common stock issuances may have a dilutive effect on our earnings per share and funds from operations per share. The actual amount of dilution, if any, from any future offering of common stock will be based on numerous factors, particularly the use of proceeds and any return generated from these proceeds. The per share trading price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market in connection with an offering, or as a result of the perception or expectation that such sales could occur. We can also provide no assurance that conditions will be favorable for future issuances of common stock when we need capital.

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
As of December 31, 2018, we had $1.1 billion of outstanding indebtedness. The incurrence of additional indebtedness could have adverse consequences on our business, such as:

•
requiring us to use a substantial portion of our cash flow from operations to service our indebtedness, which would reduce the available cash flow to fund working capital, capital expenditures, development projects, and other general corporate purposes and reduce cash for distributions;

•	limiting our ability to obtain additional financing to fund our working capital needs, acquisitions, capital expenditures, or other debt service requirements or for other purposes;

•	increasing our exposure to floating interest rates;

•	limiting our ability to compete with other companies who have less leverage, as we may be less capable of responding to adverse economic and industry conditions;

•	restricting us from making strategic acquisitions, developing properties, or capitalizing on business opportunities;

•	restricting the way in which we conduct our business due to financial and operating covenants in the agreements governing our existing and future indebtedness;

•	exposing us to potential events of default (if not cured or waived) under covenants contained in our debt instruments;

•	increasing our vulnerability to a downturn in general economic conditions; and

•	limiting our ability to react to changing market conditions in our industry.
The impact of any of these potential adverse consequences could have a material adverse effect on our results of operations, financial condition, and liquidity.
Covenants contained in our Credit Facility, senior unsecured notes, term loans and mortgages could restrict our operational flexibility, which could adversely affect our results of operations.
Our Credit Facility, senior unsecured notes, and our unsecured term loan impose financial and operating restrictions on us. These restrictions may be modified from time to time, but restrictions of this type include limitations on our ability to incur debt, as well as limitations on the amount of our secured debt, unsecured debt, and on the amount of joint venture activity in which we may engage. These covenants may limit our flexibility in making business decisions. If we fail to comply with these covenants, our ability to borrow may be impaired, which could potentially make it more difficult to fund our capital and operating needs. Our failure to comply with such covenants could cause a default, and we may then be required to repay our outstanding debt with capital from other sources. Under those circumstances, other sources of capital may not be available to us or may be available only on unattractive terms, which could materially and adversely affect our financial condition and results of operations. In addition, the cross default provisions on the Credit Facility, senior unsecured notes, and term loan may affect business decisions on other debt.
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
Real Estate Acquisition and Development Risks
We face risks associated with operating property acquisitions.
Operating property acquisitions contain inherent risks. These risks may include:

•	difficulty in leasing vacant space or renewing existing tenants with the acquired property;

•	the costs and timing of repositioning or redeveloping acquisitions;

•	the acquisitions may fail to meet internal projections or otherwise fail to perform as expected;

•	the acquisitions may be in markets that are unfamiliar to us and could present unforeseen business challenges;

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

•	the inability to effectively monitor and manage our expanded portfolio of properties, retain key employees or attract highly qualified new employees;

•	the possible decline in value of the acquired asset;

•	the diversion of our management’s attention away from other business concerns; and

•	the exposure to any undisclosed or unknown issues, expenses, or potential liabilities relating to acquisitions.
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
Development activities contain certain inherent risks. Although we seek to minimize risks from development through various management controls and procedures, development risks cannot be eliminated. Some of the key factors affecting development of property are as follows:

•
Abandoned predevelopment costs. The development process inherently requires that a large number of opportunities be pursued with only a few actually being developed. We may incur significant costs for predevelopment activity for projects that are later abandoned, which would directly affect our results of operations. For projects that are later abandoned, we must expense certain costs, such as salaries, that would have otherwise been capitalized. We have procedures and controls in place that are intended to minimize this risk, but it is likely that we will incur predevelopment expense on abandoned projects on an ongoing basis.

•
Project costs. Construction and leasing of a project involves a variety of costs that cannot always be identified at the beginning of a project. Costs may arise that have not been anticipated or actual costs may exceed estimated costs. These additional costs can be significant and could adversely impact our return on a project and the expected results of operations upon completion of the project. Also, construction costs vary over time based upon many factors, including the cost of labor and building materials. We attempt to mitigate the risk of unanticipated increases in construction costs on our development projects through guaranteed maximum price contracts and pre-ordering of certain materials, but we may be adversely affected by increased construction costs on our current and future projects.

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

•
Leasing risk. The success of a commercial real estate development project is heavily dependent upon entering into leases with acceptable terms within a predefined lease-up period. Although our policy is to generally achieve certain pre-leasing goals (which vary by market, product type, and circumstances) before committing to a project, it is expected that sometimes not all the space in a project will be leased at the time we commit to the project. If the additional space is not leased on schedule and upon the expected terms and conditions, our returns, future earnings, and results of operations from the project could be adversely impacted. Whether or not tenants are willing to enter into leases on the terms and conditions we project and on the timetable we expect will depend upon a number of factors, many of which are outside our control. These factors may include:

•	general business conditions in the local or broader economy or in the prospective tenants’ industries;

•	supply and demand conditions for space in the marketplace; and

•	level of competition in the marketplace.

•
Reputation risks. We have historically developed and managed a significant portion of our real estate portfolio and believe that we have built a positive reputation for quality and service with our lenders, joint venture partners, and tenants. If we developed under-performing properties, suffered sustained losses on our investments, defaulted on a significant level of loans or experienced significant foreclosure or deed in lieu of foreclosure of our properties, our reputation could be damaged. Damage to our reputation could make it more difficult to successfully develop properties in the future and to continue to grow and expand our relationships with our lenders, joint venture partners and tenants, which could adversely affect our business, financial condition, and results of operations.

•
Governmental approvals. All necessary zoning, land-use, building, occupancy, and other required governmental permits and authorization may not be obtained, may only be obtained subject to onerous conditions or may not be obtained on a timely basis resulting in possible delays, decreased profitability, and increased management time and attention.

•
Competition. We compete for tenants in our Sunbelt markets by highlighting our locations, rental rates, services, reputation, and the design and condition of our facilities. As the competition for tenants is intense, we may be required to provide rent abatements, incur charges for tenant improvements and other concessions, or we may not be able to lease vacant space in a timely manner.

General Business Risks
Due to recent changes, our executive management team has limited experience working together in their new roles and may not be able to manage our business effectively and execute our strategy.
Recently, we have experienced a number of changes in our executive team, including in our Chief Executive Officer and our Executive Vice President, Operations positions. Our success is dependent on the experience and skills of our management team and our management team's ability to implement a successful strategy and to work effectively together and with the Board of Directors. If our management team is not successful, our ability to manage our business and execute our business strategy would be adversely affected.
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

•	material changes in any significant tenant industry concentration;

•	the general stock and bond market conditions, including changes in interest rates or fixed income securities;

•	changes in tax laws;

•	changes to our dividend policy;

•	changes in market valuations of our properties;

•	adverse market reaction to the amount of our outstanding debt at any time, the amount of our maturing debt, and our ability to refinance such debt on favorable terms;

•	any failure to comply with existing debt covenants;

•	any foreclosure or deed in lieu of foreclosure of our properties;

•	additions or departures of key executives and other employees;

•	actions by institutional stockholders;

•	uncertainties in world financial markets;

•	the realization of any of the other risk factors described in this report; and

•	general market and economic conditions, in particular, market and economic conditions of Atlanta, Charlotte, Austin, Phoenix, and Tampa.
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
Securities analysts publish quarterly and annual projections of our financial performance. These projections are developed independently based on their own analyses, and we undertake no obligation to monitor, and take no responsibility for, such projections. Such estimates are inherently subject to uncertainty and should not be relied upon as being indicative of the performance that we anticipate for any applicable period. Our actual revenues, net income, and funds from operations may differ materially from what is projected by securities analysts. If our actual results do not meet analysts’ guidance, our stock price could decline significantly.
We face risks associated with security breaches through cyber attacks, cyber intrusions, or otherwise, as well as other significant disruptions of our information technology (IT) networks and related systems.
We face risks associated with security breaches or disruptions, whether through cyber attacks or cyber intrusions over the internet, malware, computer viruses, attachments to emails, persons inside our organization, persons with access to systems inside our organization, and other significant disruptions of our IT networks and related systems. The risk of a security breach or disruption, particularly through cyber attacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity, and sophistication of attempted attacks and intrusions from around the world have increased. Our IT networks and related systems are essential to the operation of our business and our ability to perform day-to-day operations (including managing our building systems) and, in some cases, may be critical to the operations of certain of our tenants. While, to date, we have not had a significant cyber breach or attack that had a material impact on our business or results of operations, there can be no assurance that our efforts to maintain the security and integrity of these types of IT networks and related systems will be effective or that attempted security breaches or disruptions would not be successful or damaging. A security breach or other significant disruption involving our IT networks and related systems could adversely impact our financial condition, results of operations, cash flows, liquidity, and the market price of our common stock.

Further, one or more of our tenants could experience a cyber incident which could impact their operations and ability to perform under the terms of their lease with us. While we maintain insurance coverage that may, subject to policy terms and conditions including deductibles, cover specific aspects of cyber risks, such insurance coverage may be insufficient to cover all losses. As cyber threats continue to evolve, we may be required to expend additional resources to continue to enhance our information security measures and to investigate and remediate any information security vulnerabilities.
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
Recent changes to the U.S. tax laws could have an adverse impact on our business operations, financial condition, and earnings.
In recent years, numerous legislative, judicial, and administrative changes have been made in the provisions of federal and state income tax laws applicable to investments similar to an investment in our shares. In particular, the comprehensive tax reform legislation enacted in December 2017 and commonly known as the Tax Cuts and Jobs Act, or TCJA, makes many significant changes to the U.S. federal income tax laws that will profoundly impact the taxation of individuals and corporations (including both regular C corporations and corporations that have elected to be taxed as REITs). A number of changes that affect noncorporate taxpayers will expire at the end of 2025 unless Congress acts to extend them. These changes will impact us and our shareholders in various ways, some of which are adverse or potentially adverse compared to prior law. Although the IRS has issued guidance with respect to certain of the new provisions, there are numerous interpretive issues that will require further guidance. It is highly likely that technical corrections legislation will be needed to clarify certain aspects of the new law and give proper effect to Congressional intent. There can be no assurance, however, that technical clarifications or changes needed to prevent unintended or unforeseen tax consequences will be enacted by Congress in the near future. Additional changes to tax laws are likely to continue to occur in the future, and we cannot assure investors that any such changes will not adversely affect the taxation of our stockholders. Any such changes could have an adverse effect on an investment in shares or on the market value or the resale potential of our properties. Investors are urged to consult with their own tax advisor with respect to the impact of recent legislation on ownership of shares and the status of legislative, regulatory, or administrative developments and proposals, and their potential effect on ownership of shares.
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
The following table sets forth certain information related to operating properties in which we have an ownership interest. Except as noted, all information presented is as of December 31, 2018:

Operating Properties

						Company's Share
Office Properties	Rentable Square Feet	Financial Statement Presentation	Company's Ownership Interest	End of Period Leased	Weighted Average Occupancy (1)	% of Total Net Operating Income (2)	Property Level Debt ($000) (3)	Annualized Rents (4)
Spring & 8th (5)	765,000	Consolidated	100%	100.0%	100.0%	8.8%	$—
Northpark (5)	1,539,000	Consolidated	100%	95.1%	86.6%	7.9%	—
Promenade	777,000	Consolidated	100%	89.4%	91.7%	4.6%	99,015
Buckhead Plaza (5)	671,000	Consolidated	100%	82.0%	85.2%	4.5%	—
Terminus (5)	1,226,000	Unconsolidated	50%	90.8%	87.2%	3.9%	99,366
3344 Peachtree	484,000	Consolidated	100%	95.9%	91.7%	3.7%	—
3350 Peachtree	413,000	Consolidated	100%	94.4%	85.4%	2.2%	—
8000 Avalon	229,000	Consolidated	90%	100.0%	79.9%	1.9%	—
3348 Peachtree	258,000	Consolidated	100%	92.5%	86.9%	1.8%	—
Emory University Hospital Midtown Medical Office Tower	358,000	Unconsolidated	50%	99.1%	98.2%	1.2%	34,761
Meridian Mark Plaza	160,000	Consolidated	100%	100.0%	100.0%	1.0%	23,483
ATLANTA	6,880,000			93.4%	89.3%	41.5%	256,625

Hearst Tower	966,000	Consolidated	100%	98.5%	98.9%	7.8%	—
Fifth Third Center	692,000	Consolidated	100%	99.8%	97.7%	5.7%	142,981
NASCAR Plaza	394,000	Consolidated	100%	95.3%	97.2%	2.9%	—
Gateway Village (5)	1,061,000	Unconsolidated	50%	99.4%	99.4%	2.1%	—
CHARLOTTE	3,113,000			98.5%	98.4%	18.5%	142,981

One Eleven Congress	519,000	Consolidated	100%	90.3%	86.6%	4.9%	—
San Jacinto Center	395,000	Consolidated	100%	92.4%	92.9%	4.5%	—
Colorado Tower	373,000	Consolidated	100%	100.0%	100.0%	4.0%	118,689
816 Congress	435,000	Consolidated	100%	98.3%	95.6%	3.5%	81,196
Research Park V	173,000	Consolidated	100%	97.1%	97.1%	1.2%	—
AUSTIN	1,895,000			95.1%	93.6%	18.1%	199,885

Hayden Ferry (5)	789,000	Consolidated	100%	94.9%	91.1%	7.5%	—
Tempe Gateway	264,000	Consolidated	100%	96.8%	94.4%	2.4%	—
111 West Rio	225,000	Consolidated	100%	100.0%	100.0%	1.6%	—
PHOENIX	1,278,000			96.2%	93.4%	11.5%	—

Corporate Center (5)	1,224,000	Consolidated	100%	98.2%	94.5%	7.4%	—
The Pointe	253,000	Consolidated	100%	97.1%	94.0%	1.5%	—
Harborview Plaza	205,000	Consolidated	100%	64.1%	61.9%	0.2%	—
TAMPA	1,682,000			93.9%	90.5%	9.1%	—

Carolina Square Office (6)	158,000	Unconsolidated	50%	79.4%	73.8%	0.5%	12,599
CHAPEL HILL	158,000			79.4%	73.8%	0.5%	12,599

TOTAL OFFICE PROPERTIES	15,006,000			94.9%	92.1%	99.2%	$612,090	$453,289

Other Properties
Carolina Square Apartments (246 Units) (6)	266,000	Unconsolidated	50%	100.0%	96.7%	0.7%	21,211
Carolina Square Retail (6)	44,000	Unconsolidated	50%	81.5%	68.9%	0.1%	3,509

TOTAL OTHER PROPERTIES	310,000			97.4%	92.7%	0.8%	$24,720	$3,808

TOTAL PROPERTIES	15,316,000			94.9%	92.1%	100.0%	$636,810	$457,097
See footnotes on the following page

(1)	Weighted average occupancy represents an average of the square footage occupied during the year.

(2)	The Company's share of net operating income for the three months ended December 31, 2018.

(3)	The Company's share of property specific mortgage debt, net of unamortized loan costs, as of December 31, 2018.

(4)
The Company's share of annualized rent represents the sum of the annualized rent including tenant's share of estimated operating expenses, if applicable, each tenant is paying as of the end of the reporting period. If a tenant is not paying rent due to a free rent concession, annualized rent is calculated based on the annualized contractual rent the tenant will pay in the first period it is required to pay rent. Included in this amount is $18.8 million of annualized base rent for tenants in a free rent period.

(5)	Contains multiple buildings that are grouped together for reporting purposes.

(6)	The Company's share of Carolina Square debt has been allocated to office, retail, and apartments based on their relative square footages.

Office Lease Expirations (1)
As of December 31, 2018, our leases expire as follows:

Year of Expiration	Square Feet Expiring	% of Leased Space	Annual Contractual Rents (in thousands) (2)	% of Annual Contractual Rents	Annual Contractual Rent/Sq. Ft.

2019	713,100	5.6%	$23,166	4.5%	$32.49
2020	850,082	6.6%	34,662	6.6%	40.77
2021	1,313,734	10.3%	49,359	9.4%	37.57
2022	1,385,003	10.8%	54,089	10.3%	39.05
2023	1,180,130	9.2%	48,703	9.3%	41.27
2024	1,023,805	8.0%	41,742	8.0%	40.77
2025	1,434,011	11.2%	60,270	11.5%	42.03
2026	1,301,548	10.2%	47,875	9.2%	36.78
2027	728,584	5.7%	30,822	5.9%	42.30
2028 & Thereafter	2,861,633	22.4%	132,334	25.3%	46.24

Total	12,791,630	100.0%	$523,022	100.0%	$40.89

(1) Company's share.
(2) Annual Contractual Rents are the estimated rents in the year of expiration. It includes the minimum base rent and an estimate of operating expenses, if applicable, as defined in the respective leases.

Top 20 Office Tenants
As of December 31, 2018, our top 20 office tenants were as follows:

	Tenant (1)	Number of Properties Occupied	Number of Markets Occupied	Company's Share of Square Footage	Company's Share of Annualized Rent (2)	Percentage of Company's Share of Annualized Rent	Weighted Average Remaining Lease Term (Years)
1	NCR Corporation	1	1	762,090	$34,555,265	7.6%	15
2	Bank of America	4	2	1,128,098	31,007,332	6.8%	6
3	Wells Fargo Bank, N.A.	5	4	236,033	9,189,402	2.0%	4
4	Parsley Energy, L.P.	1	1	135,107	7,690,256	1.7%	6
5	ADP, LLC	1	1	225,000	7,194,252	1.6%	9
6	Regus Equity Business Centers, LLC	7	4	169,994	6,487,908	1.4%	3
7	Westrock Shared Services, LLC	1	1	205,185	6,460,200	1.4%	11
8	McGuirewoods LLP	3	3	197,282	6,377,275	1.4%	8
9	Blue Cross Blue Shield	1	1	198,834	5,493,871	1.2%	2
10	NASCAR Media Group, LLC	1	1	139,461	5,303,881	1.2%	2
11	OSI Restaurant Partners, LLC (dba Outback Steakhouse)	1	1	167,723	5,224,833	1.2%	6
12	Amazon	3	2	120,153	4,777,042	1.1%	5
13	Board of Regents of the University System of Georgia (dba Georgia State University)	1	1	135,124	4,728,709	1.0%	5
14	Hearst Communications, Inc.	1	1	137,724	4,341,060	1.0%	11
15	Amgen Inc.	1	1	132,633	4,299,830	0.9%	10
16	Smith, Gambrell & Russell, LLP	1	1	120,973	4,111,040	0.9%	2
17	SVB Financial Group (dba Silicon Valley Bank)	1	1	126,111	4,026,776	0.9%	5
18	Atlassian, Inc.	1	1	72,530	3,977,678	0.9%	3
19	K & L Gates LLP	1	1	110,914	3,963,988	0.9%	9
20	Symantec Corporation	1	1	113,364	3,947,455	0.9%	6
	Total			4,634,333	$163,158,053	36.0%	8

(1)	In some cases, the actual tenant may be an affiliate of the entity shown.
(2)
Annualized Rent represents the annualized rent including tenant's share of estimated operating expenses, if applicable, paid by the tenant as of the date of this report. If the tenant is in a free rent period as of the date of this report, Annualized Rent represents the annualized contractual rent the tenant will pay in the first month it is required to pay rent.

Note:	This schedule includes tenants whose leases have commenced and/or who have taken occupancy. Leases that have been signed but have not commenced are excluded.

Tenant Industry Diversification (1)
As of December 31, 2018, our tenant industry diversification was as follows:

Industry	Percentage of Total Revenues
Financial	18.9%
Technology	17.4%
Professional Services	13.7%
Legal	13.2%
Consumer Goods & Services	8.4%
Other	6.5%
Health Care	4.8%
Insurance	4.6%
Marketing/Media/Creative	4.4%
Real Estate	2.5%
Energy	2.3%
Construction/Design	1.8%
Government	1.2%
Non Profit	0.3%
Total	100%
(1) Management uses SIC codes when available along with judgment to determine tenant industry classification.
Development Pipeline (1)
As of December 31, 2018, we had the following projects under development ($ in thousands):

Project	Type	Market	Company's Ownership Interest	Actual or Projected Start Date	Number of Square Feet /Apartment Units	Estimated Project Cost (1) (2)	Company's Share of Estimated Project Cost (2)	Project Cost Incurred to Date (2)	Company's Share of Project Cost Incurred to Date (2)	Percent Leased	Initial Occupancy (3) / Estimated Stabilization (4)

Dimensional Place (5)	Office	Charlotte	50%	4Q16	282,000	$92,000	$46,000	$91,625	$45,812	94%	1Q19/1Q19

120 West Trinity	Mixed	Atlanta	20%	1Q17		85,000	17,000	36,670	7,334
Office					33,000					—%	1Q20/3Q20
Retail					19,000					—%	1Q20/3Q20
Apartments					330					—%	4Q19/2Q20

300 Colorado (6)	Office	Austin	50%	4Q18	358,000	193,000	96,500	49,470	24,735	87%	1Q21/1Q22

10000 Avalon	Office	Atlanta	90%	3Q18	251,000	96,000	86,400	23,497	21,148	40%	1Q20/1Q21

Total						$466,000	$245,900	$201,262	$99,029

(1)
This schedule shows projects currently under active development through the substantial completion of construction. Amounts included in the estimated project cost column are the estimated costs of the project through stabilization. Significant estimation is required to derive these costs, and the final costs may differ from these estimates. The projected stabilization dates are also estimates and are subject to change as the project proceeds through the development process.

(2)	Estimated and incurred project costs include financing costs only on project-specific debt and excludes certain allocated capitalized costs required by GAAP that are not incurred in a joint venture.
(3)	Represents the quarter which the Company estimates the first tenant will take occupancy.
(4)	Stabilization is the earlier of the quarter within which the Company estimates it will achieve 90% economic occupancy or one year from initial occupancy.
(5)
Dimensional Place is comprised of 266,000 square feet of office space and 16,000 square feet of retail space. The office component is 100% leased, and the retail component is not yet leased. The Company's share of project cost is capped under the joint venture documents at $46 million. Any additional cost will be borne by the joint venture partner, as lessee, and will not change the economics of the joint venture.

(6)	300 Colorado is comprised of 348,000 square feet of office space and 10,000 square feet of retail space. The office component is 86% leased, and the retail component is 100% leased.

Land Holdings
As of December 31, 2018, we owned the following land holdings, either directly or indirectly, through joint ventures:

	Market	Type	Company's Ownership Interest	Total Developable Land (Acres)	Cost Basis of Land ($ in thousands)

3rd and West Peachtree (1)	Atlanta	Commercial	100%	3.4
901 West Peachtree (2)	Atlanta	Commercial	100%	0.8
North Point	Atlanta	Commercial	100%	9.2
The Avenue Forsyth-Adjacent Land	Atlanta	Commercial	100%	10.4
Wildwood Office Park	Atlanta	Commercial	50%	14.0
Victory Center	Dallas	Commercial	75%	3.0
Corporate Center	Tampa	Commercial	100%	7.0
100 Mill	Tempe	Commercial	90%	2.5
Padre Island	Corpus Christi	Residential	50%	15.0

Total				65.3	$105,807
Company's Share				49.7	$85,663

(1)
In November 2018, the Company purchased a 3.15 acre land parcel at 3rd and West Peachtree St. in Midtown Atlanta. In January 2019, the Company added to the assemblage with the purchase of an adjacent .25 acre land parcel not included in the above total.

(2)	Includes two ground leases with future obligations to purchase.

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

Item 4.	Mine Safety Disclosures
Not applicable.

Item X.	Executive Officers of the Registrant
The Executive Officers of the Registrant as of the date hereof are as follow:

Name	Age	Office Held
Lawrence L. Gellerstedt III	62	Executive Chairman of the Board
M. Colin Connolly	42	President, Chief Executive Officer, and Director
Gregg D. Adzema	53	Executive Vice President, Chief Financial Officer
Richard G. Hickson IV	44	Executive Vice President, Operations
John S. McColl	56	Executive Vice President
Pamela F. Roper	45	Executive Vice President, General Counsel and Corporate Secretary
John D. Harris, Jr.	59	Senior Vice President, Chief Accounting Officer, Treasurer and Assistant Secretary
Family Relationships
There are no family relationships among the Executive Officers or Directors.
Term of Office
The term of office for all officers expires at the annual stockholders’ meeting. The Board retains the power to remove any officer at any time.

Business Experience
Mr. Gellerstedt was appointed Executive Chairman of the Board effective January 2019. Prior to this appointment, Mr. Gellerstedt served as Chairman of the Board and Chief Executive Officer since July 2017. From July 2009 to July 2017, Mr. Gellerstedt served as President, Chief Executive Officer, and Director. From February 2009 to July 2009, Mr. Gellerstedt served as President and Chief Operating Officer. From May 2008 to February 2009, Mr. Gellerstedt served as Executive Vice President and Chief Development Officer.
Mr. Connolly was appointed Chief Executive Officer and President by the Company's Board of Directors effective January 2019. Prior to this appointment, Mr. Connolly served as President and Chief Operating Officer since July 2017. From July 2016 to July 2017, Mr. Connolly served as Executive Vice President and Chief Operating Officer. From December 2015 to July 2016, Mr. Connolly served as Executive Vice President and Chief Investment Officer. From May 2013 to December 2015, Mr. Connolly served as Senior Vice President and Chief Investment Officer.
Mr. Adzema was appointed Executive Vice President and Chief Financial Officer in November 2010.
Mr. Hickson was appointed Executive Vice President of Operations in October 2018. Mr. Hickson joined Cousins in September 2016 as Senior Vice President responsible for Asset Management. Prior to joining the Company, from May 2012 to September 2016, Mr. Hickson was self-employed in private investment.
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

PART II
Item 5. Market for Registrant’s Common Stock and Related Stockholder Matters
Market Information and Holders
Our common stock trades on the New York Stock Exchange (ticker symbol CUZ). On January 31, 2019, there were 1,787 stockholders of record of our common stock.
Purchases of Equity Securities
There were no purchases of common stock by the Company during the fourth quarter of 2018.

Performance Graph
The following graph compares the five-year cumulative total return of our common stock with the NYSE Composite Index, the FTSE NAREIT Equity Index, and the SNL US REIT Office Index. The graph assumes a $100 investment in each of the indices on December 31, 2013 and the reinvestment of all dividends.
COMPARISON OF CUMULATIVE TOTAL RETURN OF ONE OR MORE COMPANIES, PEER
GROUPS, INDUSTRY INDICES AND/OR BROAD MARKETS

	Fiscal Year Ended
Index	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
Cousins Properties Incorporated	100.00	113.80	97.01	124.56	140.11	122.30
NYSE Composite Index	100.00	106.75	102.38	114.61	136.07	123.89
FTSE NAREIT Equity Index	100.00	130.14	134.30	145.74	153.36	146.27
SNL US REIT Office Index	100.00	126.06	127.17	141.91	145.74	119.86

Item 6.	Selected Financial Data
The following selected financial data sets forth consolidated financial and operating information on a historical basis. This data has been derived from our consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto.

	For the Years Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands, except per share amounts)
Revenues:
Rental property revenues	$461,853	$446,035	$249,814	$196,244	$164,123
Fee income	10,089	8,632	8,347	7,297	12,519
Other	3,270	11,518	1,050	828	919
	475,212	466,185	259,211	204,369	177,561
Expenses:
Rental property operating expenses	164,678	163,882	96,908	82,545	76,963
Reimbursed expenses	3,782	3,527	3,259	3,430	3,652
General and administrative expenses	22,040	27,523	25,592	16,918	19,784
Interest expense	39,430	33,524	26,650	22,735	20,983
Depreciation and amortization	181,382	196,745	97,948	71,625	62,258
Acquisition and merger costs	248	1,661	24,521	299	1,130
Other	556	1,796	5,888	1,181	3,729
	412,116	428,658	280,766	198,733	188,499
Gain (loss) on extinguishment of debt	8	2,258	(5,180)	—	—
Income (loss) from continuing operations before benefit for income taxes, income from unconsolidated joint ventures, and gain on sale of investment properties	63,104	39,785	(26,735)	5,636	(10,938)
Benefit for income taxes from operations	—	—	—	—	20
Income from unconsolidated joint ventures	12,224	47,115	10,562	8,302	11,268
Income (loss) from continuing operations before gain on sale of investment properties	75,328	86,900	(16,173)	13,938	350
Gain on sale of investment properties	5,437	133,059	77,114	80,394	12,536
Income from continuing operations	80,765	219,959	60,941	94,332	12,886
Income from discontinued operations:
Income from discontinued operations	—	—	19,163	31,848	20,764
Gain (loss) on sale from discontinued operations	—	—	—	(551)	19,358
Income from discontinued operations	—	—	19,163	31,297	40,122
Net income	80,765	219,959	80,104	125,629	53,008
Net income attributable to noncontrolling interests	(1,601)	(3,684)	(995)	(111)	(1,004)
Net income attributable to controlling interests	79,164	216,275	79,109	125,518	52,004
Preferred share original issuance costs	—	—	—	—	(3,530)
Dividends to preferred stockholders	—	—	—	—	(2,955)
Net income available to common stockholders	$79,164	$216,275	$79,109	$125,518	$45,519
Net income from continuing operations attributable to controlling interest per common share - basic and diluted	$0.19	$0.52	$0.24	$0.44	$0.02
Net income per common share - basic and diluted	$0.19	$0.52	$0.31	$0.58	$0.22
Dividends declared per common share	$0.26	$0.30	$0.24	$0.32	$0.30
Total assets (at year-end)	$4,146,296	$4,204,619	$4,171,607	$2,595,320	$2,664,295
Notes payable (at year-end)	$1,062,570	$1,093,228	$1,380,920	$718,810	$789,309
Stockholders' investment (at year-end)	$2,765,865	$2,771,973	$2,455,557	$1,683,415	$1,673,458
Common shares outstanding (at year-end)	420,385	420,021	393,418	211,513	216,513

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the selected financial data and the consolidated financial statements and notes.
Overview of 2018 Performance and Company and Industry Trends
Our strategy is to create value for our stockholders through ownership of the premier urban office portfolio in the Sunbelt markets of the United States, with a particular focus on Georgia, Texas, North Carolina, Florida, and Arizona. This strategy is based on a disciplined approach to capital allocation including value-add acquisition of assets, selective development projects, and timely disposition of non-core assets. This strategy is also based on a simple, flexible and low-leveraged balance sheet that allows us to pursue acquisitions and development opportunities at the most advantageous points in the cycle. To implement this strategy, we leverage our strong local operating platforms within each of our markets.
2018 Activity
During 2018, we continued to execute our development strategy, improve our balance sheet, and increase the overall occupancy of our portfolio with a strong leasing year. During the year, we commenced two new development projects and completed Spring & 8th, the 765,000 square foot two-phase development of NCR's headquarters in Atlanta. At year-end, we had four development projects in process; our share of the total expected costs of these projects totaled $245.9 million. In addition, we acquired interests in three tracts of land bringing our land holdings to the point that we could build an additional 1.4 million square feet of new Class A office space within our markets. We also improved our balance sheet by extending and expanding our credit facility to $1 billion, with an overall improvement in our spreads over the London Interbank Offered Rate ("LIBOR") as well as more favorable financial covenants. At year-end, we had cash balances (including restricted cash) of $2.7 million, no amounts outstanding under our Credit Facility, and total consolidated debt of $1.1 billion, consistent with that of the prior year.
In 2018, we leased or renewed 1.6 million square feet of office space. The weighted average net effective rent per square foot, representing base rent less operating expense reimbursements and leasing costs, for new or renewed non-amenity leases with terms greater than one year was $23.35 per square foot. Cash basis net effective rent per square foot increased 13.2% on spaces that had been previously occupied in the past year. Cash basis net effective rent represents net rent at the end of the term paid by the prior tenant compared to the net rent at the beginning of the term paid by the current tenant. Our same property net operating income for the year increased by 2.1% on a GAAP basis and 4.7% on a cash basis. The same property percentage leased increased slightly from 94.1% at year-end 2017 to 94.5% at year-end 2018.
Market Conditions
We believe that the Sunbelt region, and in particular the five Sunbelt markets in which we operate, possess some of the most attractive economic and real estate fundamentals in the nation. Our markets are located in states that lead the nation in net migration as residents relocate from the Northeast, Midwest, and West Coast to our markets. This migration, when combined with historically low levels of new supply, has led to steady office absorption and positive rent growth, supporting healthy office fundamentals. We believe that we are well positioned to benefit from, and ultimately outperform in, the current real estate environment.
Our Atlanta portfolio totals 6.9 million square feet, representing 41.5% of our Net Operating Income for the fourth quarter of 2018 and was 93.4% leased at December 31, 2018. In addition, we had two projects under development in Atlanta at December 31, 2018, one office property and one mixed use property, in which we hold 90% and 20% interests, respectively. Job growth in Atlanta for the year ended December 31, 2018 was 2.3%, above the national average, and construction as a percentage of the total market square footage was1.6% at year end. Our portfolio is well located primarily in the Midtown, Buckhead, and Central Perimeter submarkets with direct access to mass transit.
Our Charlotte portfolio totals 3.1 million square feet, representing 18.5% of our Net Operating Income for the fourth quarter of 2018 and was 98.5% leased at December 31, 2018. In addition, we have one project under development in the South End of Charolotte totaling 282,000 square feet that is 94% leased to a single office customer and is owned in a 50-50 joint venture. Job growth in Charlotte for the year ended December 31, 2018 was 2.3% and construction as a percentage of the total market square footage was 3.8%. Our portfolio is located in the Uptown submarket where rent growth has significantly surpassed the national average. The overall market has benefitted from Charlotte's strong population growth, which has increased at three times the national rate over the past decade. Strong demand and favorable economics have spurred a high level of new development across the market, specifically in Uptown where approximately 2 million square feet is currently under construction.

Our Austin portfolio totals 1.9 million square feet, representing 18.1% of our Net Operating Income for the fourth quarter of 2018 and was 95.1% leased at December 31, 2018. In addition, we have one project under development in Austin, owned in a 50-50 joint venture, totaling 358,000 square feet that is 87% leased to a single office customer. Job growth in Austin for the year ended December 31, 2018 was 3.0% and construction as a percentage of the total market square footage was 3.8%. Our portfolio is predominantly in the central business district where vacancy is 5.1% and new construction represents approximately 5% of inventory. We believe that our dominant presence in the downtown Austin submarket combined with strong job growth and low unemployment in Austin are favorable for our existing portfolio.
Our Phoenix portfolio totals 1.3 million square feet, representing 11.5% of our Net Operating Income for the fourth quarter of 2018 and was 96.2% leased at December 31, 2018. Job growth in Phoenix for the year ended December 31, 2018 was 3.8% and construction as a percentage of the total market square footage was 1.7%. Phoenix has experienced population growth at more than twice the national average, more than two-thirds of which was from new residents from outside the metropolitan area. Our portfolio is located in the Tempe submarkets, in close proximity to Arizona State University and its 80,000 students, where vacancy is relatively low at 7.1%, but construction as a percentage of inventory is the highest in the metro area.
Our Tampa portfolio totals 1.7 million square feet, representing 9.1% of Net Operating Income for the fourth quarter of 2018 and was 93.9% leased at December 31, 2018. Job growth in Tampa for the year ended December 31, 2018 was 2.2%, and construction as a percentage of the total market square footage was 0.9%. Metro-wide, the Tampa office market is experiencing low vacancy rates, and the Westshore submarket, where our portfolio is located, continues to command some of the highest rents in the metropolitan area, in part due to its central location and proximity to the Tampa airport.
Critical Accounting Policies
Our financial statements are prepared in accordance with GAAP as outlined in the Financial Accounting Standards Board’s ("FASB") Accounting Standards Codification ("ASC"), and the notes to consolidated financial statements include a summary of the significant accounting policies for the Company. The preparation of financial statements in accordance with GAAP requires the use of certain estimates, a change in which could materially affect revenues, expenses, assets, or liabilities. Some of our accounting policies are considered to be critical accounting policies, which are ones that are both important to the portrayal of our financial condition, results of operations, and cash flows, and ones that also require significant judgment or complex estimation processes. Our critical accounting policies are as follows:
Real Estate Assets
Cost Capitalization. We are involved in all stages of real estate ownership, including development. Prior to the point at which a project becomes probable of being developed (defined as more likely than not), we expense predevelopment costs. After we determine a project is probable, all subsequently incurred predevelopment costs, as well as interest and real estate taxes on qualifying assets and certain internal personnel and associated costs directly related to the project under development, are capitalized in accordance with accounting rules. If we abandon development of a project that had earlier been deemed probable, we charge all previously capitalized costs to expense. If this occurs, our predevelopment expenses could rise significantly. The determination of whether a project is probable requires judgment. If we determine that a project is probable, interest, general and administrative, and other expenses could be materially different than if we determine the project is not probable.
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
Once a certain project is constructed and deemed substantially complete and ready for occupancy, carrying costs, such as real estate taxes, interest, internal personnel costs, and associated costs, are expensed as incurred. Determination of when construction of a project is substantially complete and held available for occupancy requires judgment. We consider projects and/or project phases to be both substantially complete and held for occupancy at the earlier of the date on which the project or phase reached economic occupancy of 90% or one year after its initial occupancy. Our judgment of the date the project is substantially complete has a direct impact on our operating expenses and net income for the period.
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
The fair value of the above-market or below-market component of an acquired lease is based upon the present value (calculated using a market discount rate) of the difference between (i) the contractual rents to be paid pursuant to the lease over its remaining term and (ii) management’s estimate of the rents that would be paid using fair market rental rates and rent escalations at the date of acquisition over the remaining term of the lease. An identifiable intangible asset or liability is recorded if there is an above-market or below-market lease at an acquired property.
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
The amounts recorded for above-market leases are included in other assets on the balance sheets, and the amounts for below-market leases are included in other liabilities on the balance sheets. These amounts are amortized on a straight-line basis as an adjustment to rental income over the remaining term of the applicable leases.
The amounts recorded for in-place leases are included in intangible assets on the balance sheets. These amounts are amortized as an increase to depreciation and amortization expense over the remaining term of the applicable leases.
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
Depreciation and Amortization. We depreciate or amortize operating real estate assets over their estimated useful lives using the straight-line method of depreciation. We use judgment when estimating the useful life of real estate assets and when allocating certain indirect project costs to projects under development, which are amortized over the useful life of the property once it becomes operational. Historical data, comparable properties, and replacement costs are some of the factors considered in determining useful lives and cost allocations. The use of different assumptions for the estimated useful life of assets or cost allocations could significantly affect depreciation and amortization expense and the carrying amount of our real estate assets.
Impairment. We review our real estate assets on a property-by-property basis for impairment. This review includes our operating properties, properties under development, and land holdings.
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
In the impairment analysis for assets held and used, we must use judgment to determine whether there are indicators of impairment. For operating properties, these indicators could include a decline in a property’s leasing percentage, a current period operating loss or negative cash flows combined with a history of losses at the property, a decline in lease rates for that property or others in the property’s market, or an adverse change in the financial condition of significant tenants. For land holdings, indicators could include an overall decline in the market value of land in the region, a decline in development activity for the intended use of the land, or other adverse economic and market conditions. For projects under development, indicators could include material budget overruns without a corresponding funding source, significant delays in construction, occupancy, or stabilization schedule, regulatory changes or economic trends that have a significant impact on the market, or an adverse change in the financial condition of a significant tenant.
If we determine that an asset that is held and used has indicators of impairment, we must determine whether the undiscounted cash flows associated with the asset exceed the carrying amount of the asset. If the undiscounted cash flows are less than the carrying amount of the asset, we must reduce the carrying amount of the asset to fair value.
In calculating the undiscounted net cash flows of an asset, we must estimate a number of inputs. For operating properties, we must estimate future rental rates, expenditures for future leases, future operating expenses, and market capitalization rates for residual values, among other things. For land holdings, we must estimate future sales prices as well as operating income, carrying costs, and residual capitalization rates for land held for future development. For projects under development, we must estimate the cost to complete construction, time period of lease-up, future rental rates, expenditures for future leases, future operating expenses, market capitalization rates for residual values, and future sales price, among other things. In addition, if there are alternative strategies for the future use of the asset, we must assess the probability of each alternative strategy and perform a probability-weighted undiscounted cash flow analysis to assess the recoverability of the asset. We must use considerable judgment in determining the alternative strategies and in assessing the probability of each strategy selected.
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
Investment in Joint Ventures
We hold ownership interests in a number of joint ventures with varying structures. We evaluate all of our joint ventures and other variable interests to determine if the entity is a variable interest entity (“VIE”), as defined in accounting rules. If the venture is a VIE, and if we determine that we are the primary beneficiary, we consolidate the assets, liabilities, and results of operations of the VIE. Quarterly, we reassess our conclusions as to whether the entity is a VIE and whether consolidation is appropriate as required under the rules. For entities that are not determined to be VIEs, we evaluate whether or not we have control or significant influence over the joint venture to determine the appropriate consolidation and presentation. Generally, entities under our control are consolidated, and entities over which we can exert significant influence, but do not control, are not consolidated and are accounted for under the equity method of accounting.
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
We perform an impairment analysis of the recoverability of our investments in joint ventures on a quarterly basis. As part of this analysis, we first determine whether there are any indicators of impairment at any property held in a joint venture investment. If indicators of impairment are present for any of our investments in joint ventures, we calculate the fair value of the investment. If the fair value of the investment is less than the carrying value of the investment, we must determine whether the impairment is temporary or other than temporary, as outlined in GAAP. If we assesses the impairment to be temporary, we do not record an impairment charge. If we conclude that the impairment is other than temporary, we record an impairment charge.
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
Discussion of New Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02, "Leases," ("ASC 842"), which amends the existing standards for lease accounting by requiring lessees to record most leases on their balance sheets and making targeted changes to lessor accounting and reporting. The new standard will require lessees to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months and classify such leases as either finance or operating leases based on the principle of whether the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method (finance leases) or on a straight-line basis over the term of the lease (operating leases). Leases with a term of 12 months or less will be accounted for similarly to existing guidance for operating leases. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance. In July 2018, the FASB amended the new leasing standard, providing lessors with a practical expedient to not separately classify and disclose non-lease components of revenue from the related lease components under certain conditions. The new standard also revises the treatment of indirect leasing costs and permits the capitalization and amortization only of direct leasing costs. In 2018, we capitalized $3.8 million of indirect leasing costs.
Because we expect substantially all of our leases with tenants to qualify for the practical expedient, our accounting and reporting for leases as lessor is not expected to change materially. For those leases where we are lessee, specifically ground leases, the adoption of ASC 842 will require us to record a right of use asset and a lease liability on the consolidated balance sheet. Ground leases executed before the adoption of ASC 842 will continue to be accounted for as operating leases and will not result in a materially different ground lease expense. However, ground leases executed after the adoption of ASC 842 are expected to be accounted for as finance leases, which will result in ground lease expense being recorded using the effective interest method instead of the straight-line method over the term of the lease, which would result in higher ground lease expense in the earlier years of a ground lease when compared to the straight-line method. We expect to use the "modified retrospective" method upon adoption of ASC 842 on January 1, 2019 which permits application of the new standard on the adoption date as opposed to the earliest comparative period presented in our financial statements. We expect to record a right-of-use asset and a lease liability in the amount of approximately $40 million upon the adoption of ASC 842.
Results of Operations For The Three Years Ended December 31, 2018
General
Our financial results for the three years ended December 31, 2018 have been significantly affected by the merger with Parkway Properties, Inc. ("Parkway") (the "Merger") and the spin-off of the combined companies' Houston business to Parkway, Inc. ("New Parkway") (the "Spin-Off") (collectively, the "Parkway Transactions") that occurred in October 2016. Our financial results have also been affected by various dispositions during the periods. During 2016, we sold 100 North Point Center East and One Ninety One Peachtree (collectively, the "2016 Dispositions"). During 2017, we sold the American Cancer Society Center (the "ACS Center"), Bank of America Center, Citrus Center, and One Orlando Centre (collectively, the "2017 Dispositions"). Accordingly, our historical financial statements may not be indicative of future operating results.
Net Operating Income
The following results include the performance of our Same Property portfolios. Our Same Property portfolios include office properties that have been fully operational in each of the comparable reporting periods. A fully operational property is one that has achieved 90% economic occupancy for each of the periods presented or has been substantially complete and owned by us for each of the periods presented. Same Property amounts for the 2018 versus 2017 comparison are from properties that were owned as of January 1, 2017 through December 31, 2018. Same Property amounts for the 2017 versus 2016 comparison are from properties that were owned as of January 1, 2016 through December 31, 2017. This information includes revenues and expenses of only consolidated properties.
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
NOI increased $15.0 million between the 2018 and 2017 periods as follows (dollars in thousands):

	Year Ended December 31,
	2018	2017	$ Change	% Change
Rental Property Revenues
Same Property	$419,236	$403,434	$15,802	3.9%
Non-Same Property	42,617	42,601	16	—%
	$461,853	$446,035	$15,818	3.5%

Rental Property Operating Expenses
Same Property	$154,420	$145,087	$9,333	6.4%
Non-Same Property	10,258	18,795	(8,537)	(45.4)%
	$164,678	$163,882	$796	0.5%

Same Property NOI	$264,816	$258,347	$6,469	2.5%
Non-Same Property NOI	32,359	23,806	8,553	35.9%
Total NOI	$297,175	$282,153	$15,022	5.3%
The increase in Same Property revenues was primarily driven by increased occupancy at Northpark and Corporate Center. The increase in Same Property expenses was driven by the increased occupancy at Northpark and Corporate Center along with an increase in property taxes for our Atlanta and Phoenix properties. Non-Same Property NOI increased as a result of the lease-up of 8000 Avalon, which commenced operations in June 2017, the commencement of operations of 858 Spring Street (first phase of Spring & 8th) in January 2018 and the commencement of operations of 864 Spring Street (second and final phase of Spring & 8th) in October 2018. These increases in NOI were offset by decreases resulting from the 2017 Dispositions. Non-Same Property revenues did not change significantly between periods while Non-Same Property expenses decreased because we receive, and recognize, a higher percentage of operating expenses in revenue from the tenant at Spring & 8th than we did at our Orlando properties.
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

The increase in Same Property NOI was primarily driven by increases in revenues as a result of higher occupancy at 816 Congress and Fifth Third Center, offset by a decrease in occupancy at Northpark. Same Property operating expense increased due to these higher occupancy levels. The increase in Non-Same Property NOI is primarily due to the Parkway Transactions offset by the 2016 and 2017 Dispositions.
Other Income
Other income decreased $8.2 million between 2018 and 2017 and increased $10.5 million between 2017 and 2016 primarily as a result of 2017 termination fees at 3350 Peachtree, NASCAR Plaza, Hayden Ferry, Fifth Third Center, and Northpark.
General and Administrative Expenses
General and administrative expenses decreased $5.5 million (19.9%) between 2018 and 2017 primarily as a result of fluctuations in stock-based compensation expense due to the volatility in our stock price relative to office peers included in the SNL US Office REIT Index.
Interest Expense
Interest expense increased $5.9 million (17.6%) between 2018 and 2017 primarily as a result of interest incurred on the senior notes that closed in 2017 and the as a result of higher interest incurred on the floating rate term loan due to an increase in LIBOR. These increases were partially offset by the repayment of five mortgage loans in 2017 and one mortgage loan in 2018. Interest expense increased $6.9 million (25.8%) between 2017 and 2016 primarily as a result of the term loan that closed in late 2016 and the senior notes that closed in 2017. These increases were partially offset by the repayment of the five mortgage loans in 2017.
Depreciation and Amortization
Depreciation and amortization decreased $15.4 million (7.8%) between 2018 and 2017 primarily due to the 2017 Dispositions. Depreciation and amortization increased $98.8 million (100.9%) between 2017 and 2016 primarily due to the Parkway Transactions.
Acquisition and Related Costs
Included in acquisition and related costs in 2017 and 2016 are the costs associated with the Parkway Transactions. These costs included legal, accounting, and financial advisory fees as well as the cost of due diligence work and the costs of combining the operations of Parkway with the Company.
Other Expense
Other expense decreased $4.1 million between 2017 and 2016 primarily as a result of an impairment loss recorded on residential land in 2016.
Income from Unconsolidated Joint Ventures
Income from unconsolidated joint ventures consisted of the following in 2018, 2017, and 2016 (in thousands):

	Year Ended December 31,
	2018	2017	2016
Net operating income	$28,888	$31,053	$28,784
Other income	2,899	2,062	4,106
Depreciation and amortization	(13,078)	(13,191)	(13,905)
Interest expense	(6,456)	(7,859)	(8,423)
Net gain on sales	(29)	35,050	—
Income from unconsolidated joint ventures	$12,224	$47,115	$10,562
Net operating income decreased $2.2 million (7.0%) between 2018 and 2017 primarily due to the sale of properties owned by EP I, LLC and EP II, LLC ("Emory Point I and II") in 2017 and the sale of our interest in Courvoisier Centre JV, LLC in 2017. These decreases were offset by the commencement of operations and lease-up of the properties owned by Carolina Square Holdings LP. Net gain on sales of $35.1 million in 2017 resulted from gains on the sales of Emory Point I and II and of our interest in Courvoisier Centre JV, LLC, offset by a loss on the purchase of the remaining 25.4% interest in the 111 West Rio building and the related consolidation of the building immediately following the purchase.

Net operating income increased $2.3 million (7.9%) between 2017 and 2016 primarily due to a change in the partnership structure at Gateway Village whereby we began receiving 50% of cash flows versus a preferred return, effective December 1, 2016, and the addition of Courvoisier Centre JV, LLC, which was acquired in the Merger. These increases were offset by the sale of properties owned by EP I, LLC and EP II, LLC (“Emory Point I and II”) in the second quarter of 2017 and the sale of our interest in Courvoisier Centre JV, LLC in the fourth quarter of 2017. Other income decreased $2.0 million primarily due to lower termination fees in 2017, offset by a gain recognized on the sale of mineral rights at CL Realty, LLC. Net gain on sales of $35.1 million in 2017 resulted from gains on the sales of Emory Point I and II and of our interest in Courvoisier Centre JV, LLC, offset by a loss on the purchase of the remaining 25.4% interest in the 111 West Rio building and the related consolidation of the building immediately following the purchase.
Gain on Sale of Investment Properties
Included in the gain on sale of investment properties in 2018 are gains recognized on the sale of commercial land at our Northpoint project as well as the settlement of a liability related to the 2016 sale of a property for an amount less than what was accrued. Included in gain on sale of investment properties in 2017 are gains recognized on the 2017 Dispositions. The combined sales prices of the 2017 Dispositions represented a weighted average capitalization rate of 7.3%. Included in gain on sale of investment properties in 2016 are gains recognized on the 2016 Dispositions as well as the sale of commercial land in our Northpoint project. The combined sales prices of the 2016 Dispositions represented a weighted average capitalization rate of 6.7%.
Discontinued Operations
Discontinued operations contains the operations of Post Oak Central and Greenway Plaza (the "Houston Properties"), two of our properties that were included in the Spin-Off. Because we decided to exit the Houston market in connection with the Parkway Transactions, the Spin-Off represented a strategic shift that had a significant impact on our operations. As such, these properties qualified for discontinued operations treatment.
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

The reconciliation of net income available to common stockholders to FFO is as follows for the years ended December 31, 2018, 2017, and 2016 (in thousands, except per share information):

	Year Ended December 31,
	2018	2017	2016
Net Income Available to Common Stockholders	$79,164	$216,275	$79,109
Depreciation and amortization of real estate assets:
Consolidated properties	179,510	194,869	96,583
Share of unconsolidated joint ventures	13,078	13,191	13,904
Discontinued properties	—	—	47,345
Partners' share of real estate depreciation	(302)	(23)	(3,564)
(Gain) loss on sale of depreciated properties:
Consolidated properties	(4,925)	(133,043)	(73,533)
Share of unconsolidated joint ventures	29	(35,050)	—
Non-controlling interest related to unit holders	1,345	3,681	784
Funds From Operations	$267,899	$259,900	$160,628
Per Common Share — Diluted:
Net Income Available	$0.19	$0.52	$0.31
Funds From Operations	$0.63	$0.61	$0.63
Weighted Average Shares — Diluted	427,473	423,297	256,023
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
The following reconciles NOI to Net Income for each of the periods presented (in thousands):

	Year Ended December 31,
	2018	2017	2016
Net income	$80,765	$219,959	$80,104
Fee income	(10,089)	(8,632)	(8,347)
Other income	(3,270)	(11,518)	(1,050)
Reimbursed expenses	3,782	3,527	3,259
General and administrative expenses	22,040	27,523	25,592
Interest expense	39,430	33,524	26,650
Depreciation and amortization	181,382	196,745	97,948
Acquisition and transaction costs	248	1,661	24,521
Other expenses	556	1,796	5,888
(Gain) loss on extinguishment of debt	(8)	(2,258)	5,180
Income from unconsolidated joint ventures	(12,224)	(47,115)	(10,562)
Gain on sale of investment properties	(5,437)	(133,059)	(77,114)
Income from discontinued operations	—	—	(19,163)
Net Operating Income	$297,175	$282,153	$152,906

Liquidity and Capital Resources
Our primary short-term and long-term liquidity needs include the following:

•	property and land acquisitions;

•	expenditures on development projects;

•	building improvements, tenant improvements, and leasing costs;

•	principal and interest payments on indebtedness; and

•	operating partnership distributions and common stock dividends.
We may satisfy these needs with one or more of the following:

•	net cash from operations;

•	proceeds from the sale of assets;

•	borrowings under our credit facilities;

•	proceeds from mortgage notes payable;

•	proceeds from construction loans;

•	proceeds from unsecured loans;

•	proceeds from offerings of debt or equity securities; and

•	joint venture formations.
Financial Condition
A key component of our strategy is to maintain a conservative balance sheet with leverage and liquidity that enables us to be positioned for future growth. Our leverage metrics at December 31, 2018, were among the strongest within our sector. During 2018, we increased the size of our Credit Facility from $500 million to $1 billion and as of December 31, 2018, and we had no amounts outstanding under our Credit Facility and $2 million drawn under our letters of credit, with the ability to borrow an additional $998 million under our Credit Facility. We also had $2.7 million in cash, cash equivalents, and restricted cash on hand at December 31, 2018.
Contractual Obligations and Commitments
At December 31, 2018, we were subject to the following contractual obligations and commitments (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual Obligations:
Company debt:
Mortgage notes payable	$467,362	$10,997	$45,083	$105,316	$305,966
Unsecured Senior Notes	350,000	—	—	—	350,000
Interest commitments (1)	222,905	40,591	77,325	52,792	52,197
Term Loan	250,000	—	250,000	—	—
Ground leases	205,128	2,321	4,713	4,748	193,346
Other operating leases	515	261	232	22	—
Unsecured Credit Facility	—	—	—	—	—
Total contractual obligations	$1,495,910	$54,170	$377,353	$162,878	$901,509
Commitments:
Unfunded development and tenant improvement commitments	$100,234	$95,342	$4,892	$—	$—
Performance bonds	566	566	—	—	—
Letters of credit	2,000	2,000	—	—	—
Total commitments	$102,800	$97,908	$4,892	$—	$—

(1)	Interest on variable rate obligations is based on rates effective as of December 31, 2018.
In addition, we have several standing or renewable service contracts mainly related to the operation of our buildings. These contracts were entered into in the ordinary course of business and are generally one year or less. These contracts are not included in the above table and are usually reimbursed in whole or in part by tenants.

Other Mortgage Loan Information
In 2018, we had the following mortgage loan activity:

•	Repaid in full, without penalty, the $22.2 million The Pointe mortgage note.
In 2017, we had the following mortgage loan activity:

•	Repaid in full, without penalty, the $128.0 million One Eleven Congress mortgage note.

•	Repaid in full, without penalty, the $101.0 million San Jacinto Center mortgage note.

•	Repaid in full, without penalty, the $52.0 million Two Buckhead Plaza mortgage note.

•	Repaid in full, without penalty, the $77.9 million 3344 Peachtree mortgage note.

•	Used the proceeds from the sale of the ACS Center to repay in full, without penalty, the $127.0 million ACS Center mortgage note.
Our existing mortgage debt is non-recourse, fixed-rate mortgage loans secured by various real estate assets. We expect to either refinance our non-recourse mortgage loans at maturity or repay the mortgage loans with proceeds from other financings. As of December 31, 2018, the weighted average interest rate on our consolidated debt was 3.82%.
Credit Facility Information
Through January 2, 2018, we had a $500 million senior unsecured line of credit (the "Credit Facility") that was scheduled to mature on May 28, 2019. The Credit Facility included customary events of default, including, but not limited to, the failure to pay any interest or principal when due, the failure to perform under covenants of the credit agreement, incorrect or misleading representations or warranties, insolvency or bankruptcy, change of control, the occurrence of certain ERISA events and certain judgment defaults. The Credit Facility contained restrictive covenants pertaining to our operations, including limitations on the amount of debt that may be incurred, the sale of assets, transactions with affiliates, dividends and distributions. The Credit Facility also included certain financial covenants (as defined in the agreement) that required, among other things, the maintenance of an unencumbered interest coverage ratio of at least 2.00; a fixed charge coverage ratio of 1.50; and a leverage ratio of no more than 60%.
On January 3, 2018, we entered into a Fourth Amended and Restated Credit Agreement (the "New Credit Facility") under which we may borrow up to $1 billion if certain conditions are satisfied. The New Credit Facility recasts the Credit Facility by, among other things, increasing the size from $500 million to $1 billion; extending the maturity date from May 28, 2019 to January 3, 2023; providing for the expansion of the New Facility by an additional $500 million, subject to receipt of additional commitments from lenders and other customary conditions; and decreasing the Consolidated Unencumbered Interest Coverage ratio from 2.0 to 1.75.
The interest rate applicable to the New Credit Facility varies according to our leverage ratio, and may, at our election, be determined based on either (1) the current LIBOR plus a spread of between 1.05% and 1.45%, or (2) the greater of Bank of America's prime rate, the federal funds rate plus 0.50%, or the one-month LIBOR plus 1.0% (the "Base Rate"), plus a spread of between 0.10% or 0.45%, based on leverage.
At December 31, 2018, the New Credit Facility's spread over LIBOR was 1.05%. At December 31, 2018, we had no amounts drawn under the New Credit Facility and had the ability to borrow $998 million of the $1 billion available, with $2 million utilized by an outstanding letter of credit.
Unsecured Senior Notes
During 2017, we closed a $350 million private placement of senior unsecured notes, which were funded in two tranches. The first tranche of $100 million was funded in April 2017, has a 10-year maturity, and has a fixed annual interest rate of 4.09%. The second tranche of $250 million was funded in July 2017, has an 8-year maturity, and has a fixed annual interest rate of 3.91%. We used the proceeds from the private placement to repay mortgages that were set to mature during 2017.
Term Loan
During 2016, we obtained a $250 million Term Loan that matures on December 2, 2021. The Term Loan contains financial covenants substantially consistent with those of the Credit Facility. The Term Loan bears interest at LIBOR plus a spread, based on our leverage ratio, as defined in the Term Loan. On January 22, 2018, the Term Loan was amended to make the financial covenants consistent with those of the New Credit Facility.

Future Capital Requirements
Over the long term, we intend to actively manage our portfolio of properties and strategically sell assets to exit our non-core holdings, reposition our portfolio of income-producing assets geographically, and generate capital for future investment activities. We expect to continue to utilize cash retained from operations as well third-party sources of capital such as indebtedness to fund future commitments as well as utilize construction facilities for some development assets, if available and under appropriate terms.
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
Cash Flows
We report and analyze our cash flows based on operating activities, investing activities, and financing activities. Cash, cash equivalents, and restricted cash totaled $2.7 million, $205.7 million, and $51.3 million at December 31, 2018, 2017, and 2016, respectively. The following table sets forth the changes in cash flows (in thousands):

	Year Ended December 31,			2018 to 2017 Change	2017 to 2016 Change
	2018	2017	2016
Net cash provided by operating activities	$229,034	$211,649	$117,702	$17,385	$93,947
Net cash provided by (used in) investing activities	(284,484)	112,110	465,849	(396,594)	(353,739)
Net cash used in financing activities	(147,600)	(169,335)	(538,537)	21,735	369,202
The reasons for significant increases and decreases in cash flows between the periods are as follows:
Cash Flows from Operating Activities. Cash provided by operating activities increased $17.4 million between the 2018 and 2017 periods primarily as a result of the operations related to the Spring & 8th properties, which commenced operations in 2018, offset by the loss of operating cash flow from assets sold in 2017. Cash provided by operating activities increased $93.9 million between the 2017 and 2016 periods primarily as a result of the operations related to the properties added in the Parkway Transactions, offset by the loss of operating cash flow from assets sold in 2016 and 2017.
Cash Flows from Investing Activities. Cash flows from investing activities decreased $396.6 million between the 2018 and 2017 periods primarily from a decrease in cash provided by investment property sales and a decrease in cash distributions from unconsolidated joint ventures, offset by a decrease in cash used in acquisition, development, and tenant improvement expenditures. Cash flows from investing activities decreased $353.7 million between the 2017 and 2016 periods primarily from a decrease in proceeds from investment property sales, an increase in cash used in acquisition, development, and tenant improvement expenditures, and cash and restricted cash acquired in the merger with Parkway in 2016. These decreases were offset by an increase in distributions from unconsolidated joint ventures.
Cash Flows from Financing Activities. Cash flows used in financing activities decreased $21.7 million between the 2018 and 2017 periods as a result of a decrease in net debt repayments and a decrease in proceeds from a common stock issued. Cash flows used in financing activities decreased $369.2 million between 2017 and 2016 periods as a result of a decrease in distributions to noncontrolling interest holders, a decrease in distributions to Parkway, Inc. in connection with the Spin-Off, and proceeds from a common stock issuance in 2017, offset by an increase in net debt repayments in 2017.
Capital Expenditures
We incur capital expenditures related to our real estate assets that include the acquisition of properties, the development of new properties, the redevelopment of existing or newly purchased properties, leasing costs for new or replacement tenants and ongoing property repairs and maintenance.
Capital expenditures for assets we develop or acquire and then hold and operate are included in the property acquisition, development, and tenant asset expenditures line item within investing activities on the statements of cash flows. Amounts accrued are removed from the table below (accrued capital expenditures adjustment) to show the components of these costs on a cash basis. Components of expenditures included in this line item for the years ended December 31, 2018, 2017 and 2016 are as follows (in thousands):

	2018	2017	2016
Projects under development	$53,911	$173,698	$109,760
Operating properties—building improvements	20,027	29,328	23,462
Operating properties—leasing costs	65,164	106,693	57,286
Purchase of land held for investment	58,360	—	—
Capitalized interest	4,902	8,303	4,696
Capitalized salaries	3,168	7,918	6,248
Accrued capital expenditures adjustment	18,104	(5,965)	(7,918)
Total property acquisition, development and tenant asset expenditures	$223,636	$319,975	$193,534
Capital expenditures decreased $96.3 million between December 31, 2018 and 2017 primarily due to a decrease in projects under development, building improvement expenditures, and leasing costs, offset by an increase in expenditures related to the purchase of land held for investment. Capital expenditures increased $126.4 million between 2017 and 2016 primarily due to an increase in projects under development, building improvement expenditures, and leasing costs. Leasing costs, as well as some of the tenant improvements and capitalized personnel costs, are a function of the number and size of executed new and renewed leases. The amount of tenant improvements and leasing costs on a per square foot basis for 2018, 2017 and 2016 were as follows:

	2018	2017	2016
New leases	$8.23	$8.24	$6.72
Renewal leases	$5.28	$4.73	$4.42
Expansion leases	$7.94	$7.10	$6.14
The amounts of tenant improvement and leasing costs on a per square foot basis vary by lease and by market. Given the level of expected leasing and renewal activity, in future periods, we expect tenant improvements and leasing costs per square foot to remain consistent with those experienced during 2018.
Dividends. We paid cash dividends on our common stock of $107.2 million, $99.2 million, and $50.5 million in 2018, 2017, and 2016, respectively. We funded these dividends with cash provided by operating activities. We declared and paid our fourth quarter 2016 dividend in the amount of $0.06 per share in January 2017, which partially accounts for the increase in common dividends paid in 2017 as compared to 2016. We expect to fund our quarterly distributions to common stockholders with cash provided by operating activities, proceeds from investment property sales, distributions from unconsolidated joint ventures and indebtedness, if necessary.
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
Debt. At December 31, 2018, our unconsolidated joint ventures had aggregate outstanding indebtedness to third parties of $342.9 million. This debt represents mortgage or construction loans, most of which are non-recourse to us, except as described below. In addition, in certain instances, we provide “non-recourse carve-out guarantees” on these non-recourse loans. We guarantee 12.5% of the loan amount related to the Carolina Square construction loan, which has a lending capacity of $79.8 million, and $74.6 million outstanding as of December 31, 2018.

Item 7A.	Quantitative and Qualitative Disclosure about Market Risk
Our primary exposure to market risk results from our debt, which bears interest at both fixed and variable rates. We attempt to mitigate this risk by limiting our debt exposure in total and our maturities in any one year and weighting more towards fixed-rate debt in our portfolio. The fixed rate debt obligations limit the risk of fluctuating interest rates. At December 31, 2018, we had $817.4 million of fixed rate debt outstanding at a weighted average interest rate of 3.86%. At December 31, 2017, we had $848.8 million of fixed rate debt outstanding at a weighted average interest rate of 3.86%. The amount of fixed-rate debt outstanding decreased from 2017 to 2018 as a result of the 2018 repayment of the mortgage loan secured by The Pointe.
At December 31, 2018, we had $250.0 million of variable rate debt outstanding, which consisted of the Credit Facility with no outstanding balance at an interest rate of 3.55% and a $250.0 million term loan with an interest rate of 3.7%. As of December 31, 2017, we had $250.0 million million of variable rate debt outstanding, which consisted of the Credit Facility with no outstanding balance at an interest rate of 2.66% and a $250.0 million term loan with an interest rate of 2.76%. Based on our average variable rate debt balances in 2018, interest incurred would have increased by $2.5 million in 2018 if these interest rates had been 1% higher.
The following table summarizes our market risk associated with notes payable as of December 31, 2018. It includes the principal maturing, an estimate of the weighted average interest rates on remaining debt obligations, and the fair values of the Company’s fixed and variable rate notes payable. Fair value was calculated by discounting future principal payments at estimated rates at which similar loans could have been obtained at December 31, 2018. The information presented below should be read in conjunction with note 9 of notes to consolidated financial statements included in this Annual Report on Form 10-K. We did not have a significant level of notes receivable at December 31, 2018, and the table does not include information related to notes receivable.

($ in thousands)	2019	2020	2021	2022	2023	Thereafter	Total	Estimated Fair Value
Notes Payable:
Fixed Rate	$10,997	$33,825	$11,258	$97,042	$8,274	$655,966	$817,362	$823,305
Weighted Average Interest Rate	3.86%	3.80%	3.80%	3.74%	3.74%	3.74%	3.86%
Variable Rate	$—	$—	$250,000	$—	$—	$—	$250,000	$259,000
Weighted Average Interest Rate (1)	—	—	3.70%	—	—	—	3.70%
(1) Interest rates on variable rate notes payable are equal to the variable rates in effect on December 31, 2018.

Item 8.	Financial Statements and Supplementary Data
The consolidated financial statements, notes to consolidated financial statements, and report of independent registered public accounting firm are included on pages F-1 through F-29.
The following selected quarterly financial information (unaudited) for the years ended December 31, 2018 and 2017 should be read in conjunction with the consolidated financial statements and notes thereto included herein (in thousands, except per share amounts):

	Quarters
	First	Second	Third	Fourth
2018	(Unaudited)
Revenues	$117,202	$116,628	$118,706	$122,676
Income from unconsolidated joint ventures	2,885	5,036	2,252	2,051
Gain (loss) on sale of investment properties	(372)	5,317	(33)	525
Income from continuing operations	16,406	21,749	19,859	22,751
Net income	16,406	21,749	19,859	22,751
Net income available to common stockholders	16,043	21,276	19,485	22,360
Basic and diluted net income per common share	$0.04	$0.05	$0.05	$0.05

	Quarters
	First	Second	Third	Fourth
2017	(Unaudited)
Revenues	$119,879	$119,035	$113,159	$114,112
Income from unconsolidated joint ventures	581	40,320	2,461	3,753
Gain (loss) on sale of investment properties	(70)	119,832	(33)	13,330
Income from continuing operations	4,858	170,945	12,285	31,871
Net income	4,858	170,945	12,285	31,871
Net income available to common stockholders	4,751	168,089	12,067	31,368
Basic and diluted net income per common share	$0.01	$0.40	$0.03	$0.07
Other financial statements and financial statement schedules required under Regulation S-X are filed pursuant to Item 15 of Part IV of this report.
During 2018 and 2017, our quarterly results varied as a result of the timing of the sales of assets, which generated gains within quarters of each year. These gains were recorded within gain (loss) on sale of investment properties and income from unconsolidated joint ventures.

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
Management, under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. The framework on which the assessment was based is described in “Internal Control – Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, we concluded that we maintained effective internal control over financial reporting as of December 31, 2018. Deloitte & Touche LLP, our independent registered public accounting firm, issued an opinion on the effectiveness of our internal control over financial reporting as of December 31, 2018, which follows this report of management.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of Cousins Properties Incorporated

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Cousins Properties Incorporated and subsidiaries (the "Company") as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2018, of the Company and our report dated February 6, 2019, expressed an unqualified opinion on those consolidated financial statements.

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

/s/ Deloitte & Touche LLP

Atlanta, Georgia
February 6, 2019

Item 9B.	Other Information

Election of Director

On February 5, 2019, the Board of Directors (the “Board”) of Cousins Properties Incorporated (the “Company”) increased the size of the Board from eight to nine Directors and elected M. Colin Connolly, the President and Chief Executive Officer, to the Board effective February 5, 2019. There are no changes to Mr. Connolly's compensation as a result of this election.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by Items 401, 405, 406, and 407 of Regulation S-K is presented in item X in part I above and is included under the captions “Proposal 1 - Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement relating to the 2019 Annual Meeting of the Registrant’s Stockholders, and is incorporated herein by reference. The Company has a Code of Business Conduct and Ethics (the “Code”) applicable to its Board of Directors and all of its employees. The Code is publicly available on the “Investor Relations” page of its website site at www.cousins.com. Section 1 of the Code applies to the Company’s senior executive and financial officers and is a “code of ethics” as defined by applicable SEC rules and regulations. If the Company makes any amendments to the Code other than technical, administrative or other non-substantive amendments, or grants any waivers, including implicit waivers, from a provision of the Code to the Company’s senior executive or financial officers, the Company will disclose on its website the nature of the amendment or waiver, its effective date and to whom it applies. During 2018, the Company amended and restated the Code.

Item 11.	Executive Compensation
The information required by Items 402 and 407 of Regulation S-K is included under the captions “Executive Compensation” “Director Compensation” and "Compensation Committee Interlocks and Insider Participation" in the Proxy Statement relating to the 2019 Annual Meeting of the Registrant’s Stockholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information under the captions “Beneficial Ownership of Common Stock” and "Equity Compensation Plan Information" in the Proxy Statement relating to the 2019 Annual Meeting of the Registrant’s Stockholders is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information under the caption “Certain Transactions” and “Director Independence” in the Proxy Statement relating to the 2019 Annual Meeting of the Registrant’s Stockholders is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
The information under the caption “Summary of Fees to Independent Registered Public Accounting Firm” in the Proxy Statement relating to the 2019 Annual Meeting of the Registrant’s Stockholders has fee information for fiscal years 2018 and 2017 and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules

(a)	1. Financial Statements

A.	The following consolidated financial statements of the Registrant, together with the applicable report of independent registered public accounting firm, are filed as a part of this report:

2.	Financial Statement Schedule
The following financial statement schedule for the Registrant is filed as a part of this report:

Page Number
A. Schedule III—Real Estate and Accumulated Depreciation—December 31, 2018	S-1 through S-3
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

10(a)(xxx)*
Cousins Properties Incorporated 2005 Restricted Stock Unit Plan — Form of Restricted Stock Unit Certificate for 2017-2020 Performance Period, filed as Exhibit 10(a)(xxx) to the Registrant's Form 10-K for the year ended December 31, 2017, and incorporated herein by reference.

10(a)(xxxi)*
Cousins Properties Incorporated 2005 Restricted Stock Unit Plan — Form of Restricted Stock Unit Certificate for 2018-2020 Performance Period, filed as Exhibit 10(a)(xxxi) to the Registrant's Form 10-K for the year ended December 31, 2017, and incorporated herein by reference.

10(a)(xxxii)*
Cousins Properties Incorporated 2009 Incentive Stock Plan – Form of Stock Grant Certificate, filed as Exhibit 10(a)(xxxii) to the Registrant's Form 10-K for the year ended December 31, 2017, and incorporated herein by reference.

10(a)(xxxiii)*
Cousins Properties Incorporated 2005 Restricted Stock Unit Plan — Form of Restricted Stock Unit Certificate for 2017-2020 Performance Period, filed as Exhibit 10(a)(xxxiii) to the Registrant's Form 10-K for the year ended December 31, 2017, and incorporated herein by reference.

10(a)(xxxiv)*†	Cousins Properties Incorporated 2005 Restricted Stock Unit Plan — Form of Restricted Stock Unit Certificate for 2018-2021 Performance Period.

10(a)(xxxv)*†	Cousins Properties Incorporated 2005 Restricted Stock Unit Plan — Form of Restricted Stock Unit Certificate for 2018-2021 Performance Period.

10(a)(xxxvi)*†	Cousins Properties Incorporated 2009 Incentive Stock Plan — Form of Stock Grant Certificate.

10(b)	Form of Indemnification Agreement, filed as Exhibit 10.1 to the Registrant’s Form 8-K dated June 18, 2007, and incorporated herein by reference.

10(c)	Agreement of Limited Partnership of Cousins Properties LP., filed as Exhibit 10.1 to the Registrant's Current Form on Form 8-K filed on October 7, 2016, and incorporated herein by reference.

10(d)
Stockholders Agreement, dated April 28, 2016, by and among Cousins Properties Incorporated, TPG VI Pantera Holdings, L.P. and TPG VI Management, LLC, filed as Exhibit 10.1 to the Registrant's Current Form on Form 8-K filed on April 29, 2016, and incorporated herein by reference.

10(e)
Term Loan Agreement, dated as of December 2, 2016, among the Registrant, the co-borrowers from time to time party thereto, the lenders party thereto, and Bank of America, N.A., as administrative agent, filed as Exhibit 10(m) to the Registrant's Form 10-K for the year ended December 31, 2016, and incorporated herein by reference.

10(f)
Term Loan Agreement, dated as of January 22, 2018, among the Registrant, the co-borrowers from time to time party thereto, the lenders party thereto, and Bank of America, N.A., as administrative agent, filed as Exhibit 10 to the Registrant's Current Report on Form 10-Q filed on April 25, 2018, and incorporated herein by reference.

10(g)
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

Cousins Properties Incorporated (Registrant)
Dated:	February 6, 2019
		BY:	/s/ Gregg D. Adzema
Gregg D. Adzema
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Capacity	Date
/s/ M. Colin Connolly	Chief Executive Officer, President,	February 6, 2019
M. Colin Connolly	and Director (Principal Executive Officer)

/s/ Gregg D. Adzema	Executive Vice President and	February 6, 2019
Gregg D. Adzema	Chief Financial Officer (Principal Financial Officer)

/s/ John D. Harris, Jr.	Senior Vice President, Chief	February 6, 2019
John D. Harris, Jr.	Accounting Officer, Treasurer and Assistant Secretary (Principal Accounting Officer)

/s/ Lawrence L. Gellerstedt III	Executive Chairman of the Board	February 6, 2019
Lawrence L. Gellerstedt III

/s/ Charles T. Cannada	Director	February 6, 2019
Charles T. Cannada

/s/ Edward M. Casal	Director	February 6, 2019
Edward M. Casal

/s/ Robert M. Chapman	Director	February 6, 2019
Robert M. Chapman

/s/ Lillian C. Giornelli	Director	February 6, 2019
Lillian C. Giornelli

/s/ S. Taylor Glover	Lead Independent Director	February 6, 2019
S. Taylor Glover

/s/ Donna W. Hyland	Director	February 6, 2019
Donna W. Hyland

/s/ R. Dary Stone	Director	February 6, 2019
R. Dary Stone

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of Cousins Properties Incorporated

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Cousins Properties Incorporated and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2018, the related notes and the financial statement schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 6, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.
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

/s/ Deloitte & Touche LLP

Atlanta, Georgia
February 6, 2019
We have served as the Company's auditor since 2002.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands, except share and per share amounts)

	December 31,
	2018	2017
Assets:
Real estate assets:
Operating properties, net of accumulated depreciation of $421,495 and $275,977 in 2018 and 2017, respectively	$3,603,011	$3,332,619
Projects under development	24,217	280,982
Land	72,563	4,221
	3,699,791	3,617,822

Cash and cash equivalents	2,547	148,929
Restricted cash	148	56,816
Notes and accounts receivable, net of allowance for doubtful accounts of $629 and $535 in 2018 and 2017, respectively	13,821	14,420
Deferred rents receivable	83,116	58,158
Investment in unconsolidated joint ventures	161,907	101,414
Intangible assets, net	145,883	186,206
Other assets	39,083	20,854
Total assets	$4,146,296	$4,204,619
Liabilities:
Notes payable	$1,062,570	$1,093,228
Accounts payable and accrued expenses	110,159	137,909
Deferred income	41,266	37,383
Intangible liabilities, net of accumulated amortization of $42,473 and $28,960 in 2018 and 2017, respectively	56,941	70,454
Other liabilities	54,204	40,534
Total liabilities	1,325,140	1,379,508
Commitments and contingencies
Equity:
Stockholders' investment:
Preferred stock, $1 par value, 20,000,000 shares authorized, 6,867,357 shares issued and outstanding in 2018 and 2017	6,867	6,867
Common stock, $1 par value, 700,000,000 shares authorized, 430,724,520 and 430,349,620 shares issued in 2018 and 2017, respectively	430,725	430,350
Additional paid-in capital	3,606,191	3,604,776
Treasury stock at cost, 10,339,735 and 10,329,082 shares in 2018 and 2017, respectively	(148,473)	(148,373)
Distributions in excess of cumulative net income	(1,129,445)	(1,121,647)
Total stockholders' investment	2,765,865	2,771,973
Nonredeemable noncontrolling interests	55,291	53,138
Total equity	2,821,156	2,825,111
Total liabilities and equity	$4,146,296	$4,204,619

See notes to consolidated financial statements.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share amounts)

	Year Ended December 31,
	2018	2017	2016
Revenues:
Rental property revenues	$461,853	$446,035	$249,814
Fee income	10,089	8,632	8,347
Other	3,270	11,518	1,050
	475,212	466,185	259,211
Expenses:
Rental property operating expenses	164,678	163,882	96,908
Reimbursed expenses	3,782	3,527	3,259
General and administrative expenses	22,040	27,523	25,592
Interest expense	39,430	33,524	26,650
Depreciation and amortization	181,382	196,745	97,948
Acquisition and transaction costs	248	1,661	24,521
Other	556	1,796	5,888
	412,116	428,658	280,766
Gain (loss) on extinguishment of debt	8	2,258	(5,180)
Income (loss) from continuing operations before unconsolidated joint ventures and gain on sale of investment properties	63,104	39,785	(26,735)
Income from unconsolidated joint ventures	12,224	47,115	10,562
Income (loss) from continuing operations before gain on sale of investment properties	75,328	86,900	(16,173)
Gain on sale of investment properties	5,437	133,059	77,114
Income from continuing operations	80,765	219,959	60,941
Income from discontinued operations	—	—	19,163
Net income	80,765	219,959	80,104
Net income attributable to noncontrolling interests	(1,601)	(3,684)	(995)
Net income available to common stockholders	$79,164	$216,275	$79,109
Per common share information — basic and diluted:
Income from continuing operations	$0.19	$0.52	$0.24
Income from discontinued operations	—	—	0.07
Net income per common share - basic and diluted	$0.19	$0.52	$0.31
Weighted average shares — basic	420,305	415,610	253,895
Weighted average shares — diluted	427,473	423,297	256,023
Dividends declared per common share	$0.26	$0.30	$0.24

See notes to consolidated financial statements.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except per share data)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Treasury Stock	Distributions in Excess of Cumulative Net Income	Stockholders’ Investment	Nonredeemable Noncontrolling Interests	Total Equity
Balance December 31, 2015	$—	$220,256	$1,722,224	$(134,630)	$(124,435)	$1,683,415	$—	$1,683,415

Net income	—	—	—	—	79,109	79,109	995	80,104
Securities issued in merger	6,867	183,207	1,683,076	—	—	1,873,150	76,858	1,950,008
Noncontrolling interest in assets acquired in merger	—	—	—	—	—	—	292,337	292,337
Common stock issuance pursuant to stock based compensation	—	280	224	—	—	504	—	504
Spin-off of New Parkway	—	—	—	—	(1,118,240)	(1,118,240)	(22,821)	(1,141,061)
Amortization of stock options and restricted stock, net of forfeitures	—	(35)	1,683	—	—	1,648	—	1,648
Common stock redemption by unit holders	—	39	223	—	—	262	(262)	—
Contributions from nonredeemable noncontrolling interests	—	—	—	—	—	—	4,126	4,126
Distributions to nonredeemable noncontrolling interests	—	—	—	—	—	—	(292,550)	(292,550)
Repurchase of common stock	—	—	—	(13,743)	—	(13,743)	—	(13,743)
Common dividends ($0.24 per share)	—	—	—	—	(50,548)	(50,548)	—	(50,548)
Balance December 31, 2016	6,867	403,747	3,407,430	(148,373)	(1,214,114)	2,455,557	58,683	2,514,240

Net income	—	—	—	—	216,275	216,275	3,684	219,959
Common stock offering, net of issuance costs	—	25,000	186,774	—	—	211,774	—	211,774
Common stock issued pursuant to stock based -- compensation	—	403	(279)	—	—	124	—	124
Spin-off of Parkway, Inc.	—	—	—	—	545	545	—	545
Common stock redemption by unit holders	—	1,203	8,865	—	—	10,068	(10,068)	—
Amortization of stock options and restricted stock, net of forfeitures	—	(3)	1,986	—	—	1,983	—	1,983
Contributions from nonredeemable noncontrolling interest	—	—	—	—	—	—	2,646	2,646
Distributions to nonredeemable noncontrolling interest	—	—	—	—	—	—	(1,807)	(1,807)
Common dividends ($0.30 per share)	—	—	—	—	(124,353)	(124,353)	—	(124,353)
Balance December 31, 2017	6,867	430,350	3,604,776	(148,373)	(1,121,647)	2,771,973	53,138	2,825,111

Net income	—	—	—	—	79,164	79,164	1,601	80,765
Common stock issued pursuant to stock based -- compensation	—	397	(864)	(100)	—	(567)	—	(567)
Cumulative effect of change in accounting principle	—	—	—	—	22,329	22,329	—	22,329
Amortization of stock options and restricted stock, net of forfeitures	—	(22)	2,279	—	—	2,257	—	2,257
Contributions from nonredeemable noncontrolling interest	—	—	—	—	—	—	3,205	3,205
Distributions to nonredeemable noncontrolling interest	—	—	—	—	—	—	(2,653)	(2,653)
Common dividends ($0.26 per share)	—	—	—	—	(109,291)	(109,291)	—	(109,291)
Balance December 31, 2018	$6,867	$430,725	$3,606,191	$(148,473)	$(1,129,445)	$2,765,865	$55,291	$2,821,156

See notes to consolidated financial statements.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)

	Year Ended December 31,
	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$80,765	$219,959	$80,104
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of investment properties	(5,437)	(133,059)	(77,114)
Depreciation and amortization, including discontinued operations	181,382	196,745	145,293
Amortization of deferred financing costs and premium/discount on notes payable	2,417	(2,139)	(1,595)
Stock-based compensation expense, net of forfeitures	3,399	2,994	2,152
Effect of non-cash adjustments to rental revenues	(32,401)	(40,410)	(25,873)
Income from unconsolidated joint ventures	(12,224)	(47,115)	(10,562)
Operating distributions from unconsolidated joint ventures	16,756	11,065	14,184
(Gain) loss on extinguishment of debt	(8)	(2,258)	5,180
Other	—	—	4,526
Changes in other operating assets and liabilities:
Change in other receivables and other assets, net	(6,049)	11,456	2,156
Change in operating liabilities, net	434	(5,589)	(20,749)
Net cash provided by operating activities	229,034	211,649	117,702
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from investment property sales	372	370,944	622,643
Proceeds from sale of interest in unconsolidated joint venture	—	12,514	—
Property acquisition, development, and tenant asset expenditures	(223,636)	(319,975)	(193,534)
Purchase of tenant-in-common interest	—	(13,382)	—
Investment in unconsolidated joint ventures	(50,933)	(20,080)	(28,531)
Cash and restricted cash acquired in merger with Parkway Properties, Inc.	—	—	93,753
Distributions from unconsolidated joint ventures	2,032	75,506	949
Investment in marketable securities	—	—	(21,190)
Change in notes receivable and other assets	(8,317)	6,583	(8,241)
Other	(4,002)	—	—
Net cash provided by (used in) investing activities	(284,484)	112,110	465,849
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facility	8,000	589,300	716,800
Repayment of credit facility	(8,000)	(723,300)	(674,800)
Proceeds from issuance of notes payable	—	350,000	870,000
Repayment of notes payable	(31,402)	(495,913)	(907,300)
Payment of deferred financing costs	(6,166)	(2,074)	—
Cash distributed to Parkway, Inc.	—	—	(192,755)
Repurchase of Common Stock	—	—	(13,743)
Common stock issued, net of expenses	—	211,521	—
Contributions from noncontrolling interests	1,497	2,646	4,126
Distributions to nonredeemable noncontrolling interests	(2,653)	(1,807)	(286,122)
Common dividends paid	(107,167)	(99,151)	(50,548)
Other	(1,709)	(557)	(4,195)
Net cash used in financing activities	(147,600)	(169,335)	(538,537)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(203,050)	154,424	45,014
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	205,745	51,321	6,307
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$2,695	$205,745	$51,321
See notes to consolidated financial statements.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
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
Cousins, CPLP, CTRS, and their subsidiaries (collectively, the “Company”) develop, acquire, lease, manage, and own primarily Class A office properties and opportunistic mixed-use developments in the Sunbelt markets of the United States with a focus on Georgia, Texas, Arizona, Florida, and North Carolina. As of December 31, 2018, the Company’s portfolio of real estate assets consisted of interests in 15.0 million square feet of office space and 310,000 square feet of mixed-use space.
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
For the three years ended December 31, 2018, there were no items of other comprehensive income. Therefore, the Company did not present comprehensive income.
The Company evaluates all partnerships, joint ventures, and other arrangements with variable interests to determine if the entity or arrangement qualifies as a variable interest entity (“VIE”), as defined in the Codification. If the entity or arrangement qualifies as a VIE and the Company is determined to be the primary beneficiary, the Company is required to consolidate the assets, liabilities, and results of operations of the VIE. As of December 31, 2018 the Company did not have any partnerships, joint ventures, or other arrangements with variable interests that qualified as a VIE.
Recently Issued Accounting Standards: On January 1, 2018, the Company adopted ASU 2014-09 ("ASC 606"), "Revenue from Contracts with Customers" using the “modified retrospective” method; as such, the Company applied the guidance only to the most recent period presented in the financial statements. Under the new guidance, companies are required to recognize revenue when the seller satisfies a performance obligation, which would be when the buyer takes control of the good or service. Prior to adoption of ASC 606, gains or losses from real estate sales were adjusted at the time of the sale by the maximum exposure to loss related to continuing involvement with the real estate asset. After adoption, any continuing involvement is considered a separate performance obligation and the sales price is required to be allocated between the elements with continuing involvement and those without continuing involvement. As the continuing performance obligations are satisfied, additional gains or losses are recognized. The Company had no sales of real estate with continuing involvement during 2018 or in any prior periods that affected results of operations in 2018 or could affect results of operations in future periods.
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
Fee revenue and other revenue, as a whole, are immaterial to total revenues. The Company made no changes to previously reported amounts related to the adoption of ASC 606. For the years ended December 31, 2018, 2017, and 2016 the Company recognized rental property revenue of $461.9 million, $446.0 million, and $249.8 million, respectively. For the years ended December 31, 2018, 2017, and 2016 the Company recognized fee and other revenue of $13.4 million, $20.2 million, and $9.4 million, respectively.

In February 2016, the FASB issued ASU 2016-02, "Leases," ("ASC 842") which amends the existing standards for lease accounting by requiring lessees to record most leases on their balance sheets and making targeted changes to lessor accounting and reporting. The new standard will require lessees to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months and classify such leases as either finance or operating leases based on the principle of whether the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method (finance leases) or on a straight-line basis over the term of the lease (operating leases). Leases with a term of 12 months or less will be accounted for similarly to existing guidance for operating leases. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance. In July 2018, the FASB amended the new leasing standard, providing lessors with a practical expedient to not separately classify and disclose non-lease components of revenue from the related lease components under certain conditions. The new standard also revises the treatment of indirect leasing costs and permits the capitalization and amortization of direct leasing costs only. In 2018, the Company capitalized $3.8 million of indirect leasing costs.
Because the Company expects substantially all of its leases with tenants to qualify for the practical expedient, the Company's accounting and reporting for leases as lessor is not expected to change materially. For those leases where the Company is lessee, specifically ground leases, the adoption of ASC 842 will require the Company to record a right of use asset and a lease liability on the consolidated balance sheet. Ground leases executed before the adoption of ASC 842 will continue to be accounted for as operating leases and will not result in a materially different ground lease expense. However, ground leases executed after the adoption of ASC 842 are expected to be accounted for as finance leases which will result in ground lease expense being recorded using the effective interest method instead of the straight-line method over the term of the lease, which would result in higher ground lease expense in the earlier years of a ground lease when compared to the straight line method. The Company expects to use the "modified retrospective" method upon adoption of ASC 842 on January 1, 2019, which permits application of the new standard on the adoption date as opposed to the earliest comparative period presented in its financial statements. The Company expects to record a right of use asset and a lease liability in the amount of approximately $40 million upon the adoption of ASC 842.
In February 2017, the FASB issued ASU No. 2017-05, “Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets” (“ASU 2017-05”). ASU 2017-05 updates the definition of an “in substance nonfinancial asset” and clarifies the derecognition guidance for nonfinancial assets to conform with the new revenue recognition standard. Among other things, ASU 2017-05 requires companies to recognize 100% of the gain on the transfer of a nonfinancial asset to an entity in which it has a noncontrolling interest. ASU 2017-05 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017. The Company adopted this guidance using the "modified retrospective" method effective on January 1, 2018. As a result of the adoption of ASU 2017-05, the Company recorded a cumulative effect from change in accounting principle which credited distributions in excess of cumulative net income by $22.3 million. This cumulative effect adjustment resulted from the 2013 transfer of a wholly-owned property to an entity in which it had a noncontrolling interest.
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

Through December 31, 2018, the Company capitalized direct and indirect leasing costs related to leases that are probable of being executed. These costs included commissions paid to outside brokers, legal costs incurred to negotiate and document a lease agreement, and internal costs that are based on time spent by leasing personnel on successful leases. The Company allocated these costs to individual tenant leases and amortized them over the related lease term. Beginning January 1, 2019, in connection with the implementation of ASC 842, the Company will only capitalize direct costs of a lease, which would not have been incurred if the lease had not been obtained. These costs generally would include commissions paid to employees or third parties and any other costs incremental to executing a lease that would not have otherwise been incurred.
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
The fair value of the above-market or below-market component of an acquired lease is based upon the present value (calculated using a market discount rate) of the difference between (i) the contractual rents to be paid pursuant to the lease over its remaining term and (ii) management’s estimate of the rents that would be paid using fair market rental rates and rent escalations at the date of acquisition over the remaining term of the lease. The amounts recorded for above-market and below-market ground leases are included in intangible liabilities and intangible assets, respectively, and are amortized on a straight-line basis into rental property revenues over the remaining terms of the applicable leases.
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
Depreciation and Amortization: Real estate assets are stated at depreciated cost less impairment losses, if any. Buildings are depreciated over their estimated useful lives, which range generally from 30 to 42 years. The life of a particular building depends upon a number of factors including whether the building was developed or acquired and the condition of the building upon acquisition. Furniture, fixtures and equipment are depreciated over their estimated useful lives of three to five years. Tenant improvements, leasing costs and leasehold improvements are amortized over the term of the applicable leases or the estimated useful life of the assets, whichever is shorter. The Company accelerates the depreciation of tenant assets if it estimates that the lease term will end prior to the termination date. This acceleration may occur if a tenant files for bankruptcy, vacates its premises or defaults in another manner on its lease. Deferred expenses are amortized over the period of estimated benefit. The Company uses the straight-line method for all depreciation and amortization.
Discontinued Operations: Assets held for sale or disposals representing strategic shifts in operations are reflected in discontinued operations. During 2016, the Company completed a spin-off as described in note 3. The Company considered this disposition to be a strategic shift in operations and reclassified the historical operations of the assets included in the spin-off into discontinued operations on the consolidated statements of operations. During 2017 and 2018, there were no assets held for sale or disposals that represented a strategic shift in operations. The Company ceases depreciation of a property when it is categorized as held for sale.
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
Noncontrolling Interest
The Company consolidates CPLP and certain joint ventures in which it owns a controlling interest. In cases where the entity’s documents do not contain a required redemption clause, the Company records the partner’s share of the entity in the equity section of the balance sheets in nonredeemable noncontrolling interests. In cases where the entity’s documents contain a provision requiring the Company to purchase the partner’s share of the venture at a certain value upon demand or at a future date, the Company records the partner’s share of the entity in redeemable noncontrolling interests on the balance sheets. The outside partners' interests in CPLP are redeemable into shares of cash or common stock of the Company at the Company's sole discretion. Therefore, noncontrolling interests associated with CPLP are considered nonredeemable noncontrolling interests. The noncontrolling partners' share of all consolidated entities' income is reflected in net income attributable to noncontrolling interest on the statements of operations.
Revenue Recognition
Rental Property Revenues: The Company recognizes contractual revenues from leases on a straight-line basis over the term of the respective lease. Certain of these leases also provide for percentage rents based upon the level of sales achieved by the lessee. Percentage rents are recognized once the specified sales target is achieved. In addition, leases typically provide for reimbursement of the tenants' share of real estate taxes, insurance, and other operating expenses to the Company. Operating expense reimbursements are recognized as the related expenses are incurred. During 2018, 2017, and 2016, the Company recognized $79.8 million, $67.2 million, and $90.2 million, respectively, in revenues, including discontinued operations, from tenants related to operating expenses.
The Company makes valuation adjustments to all tenant-related accounts receivable based upon its estimate of the likelihood of collectibility of amounts due from the tenant. The amount of any valuation adjustment is based on the tenant’s credit and business risk, history of payment, and other factors considered by management.
Fee Income: The Company recognizes development, management, and leasing fees as it satisfies the related performance obligations under the respective contracts. The Company recognizes development and leasing fees received from unconsolidated joint ventures and related salaries and other direct costs incurred by the Company as income and expense based on the percentage of the joint venture which the Company does not own. Correspondingly, the Company adjusts its investment in unconsolidated joint ventures when fees are paid to the Company by a joint venture in which the Company has an ownership interest.
Gain on Sale of Investment Properties: Prior to the adoption of ASC 606, the Company recognized gains or losses on sale of investment property when the sale of a property was consummated, the buyer’s initial and continuing investment was adequate to demonstrate commitment to pay, any receivable obtained was not subject to future subordination, the usual risks and rewards of ownership were transferred, and the Company had no substantial continuing involvement with the property. If the Company had a commitment to the buyer and that commitment was a specific dollar amount, this commitment was accrued and the gain on sale that the Company recognized was reduced. If the Company had a construction commitment to the buyer, management made an estimate of this commitment, deferred a portion of the profit from the sale, and recognized the deferred profit when the commitment was fulfilled. After adoption of ASC 606, the Company recognizes a gain on the sale of investment property at the time the buyer obtains control of the investment property. If the Company maintains any continuing involvement with the investment property, that continuing involvement is considered to be one or more additional performance obligations and additional gains on losses will be recognized as these performance obligations are satisfied.

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
Restricted Cash
Restricted Cash includes escrow accounts held by lenders to pay real estate taxes, earnest money paid in connection with future acquisitions, and proceeds from property sales held by qualified intermediaries for potential like-kind exchanges in accordance with Section 1031 of the Code, if any.
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

3. TRANSACTIONS WITH PARKWAY PROPERTIES, INC.
On October 6, 2016, Parkway Properties, Inc. ("Parkway") merged with and into a wholly-owned subsidiary of the Company (the "Merger"), with this subsidiary continuing as the surviving corporation of the Merger. The Company incurred $188,000, $1.7 million, and $24.5 million in expenses related to the Merger during the years ended December 31, 2018, 2017, and 2016, respectively. The Merger accounted for $68.7 million of consolidated revenue and $9.0 million in consolidated net income as reported for 2016.

On October 7, 2016, Cousins distributed pro rata to its common and limited voting preferred stockholders, including legacy Parkway common and limited voting stockholders, all of the outstanding shares of common and limited voting stock, respectively, of Parkway, Inc. ("New Parkway"), a newly-formed entity that included the combined businesses relating to the ownership of real properties in Houston, Texas and certain other businesses of Parkway (the "Spin-Off"). New Parkway became an independent public company.
The following unaudited supplemental pro forma information presented for the year ended December 31, 2016, is based upon the Company's historical consolidated statements of operations, adjusted as if the Merger had occurred on January 1, 2015. This supplemental pro forma information is not necessarily indicative of future results, or of actual results, that would have been achieved had the transactions been consummated at the beginning of the period (unaudited, in thousands, except per share amounts).

Revenues	$732,117
Income from continuing operations	179,625
Net income	174,117
Net income available to common stockholders	166,375
Per share information:
Basic	$0.42
Diluted	$0.41
As a result of the Spin-Off, the historical results of operations of the Company's properties that were contributed to New Parkway have been presented as discontinued operations in the consolidated statements of operations and comprehensive income. The above pro forma information is presented prior to the discontinued operations reclassification. Discontinued operations include transaction costs of $6.3 million incurred in 2016 as a result of the Spin-Off. The following table includes a summary of discontinued operations of the Company for the year ended December 31, 2016 (in thousands).

Rental property revenues	$136,927
Rental property operating expenses	(58,336)
Other revenues	288
Interest expense	(6,022)
Depreciation and amortization	(47,345)
Other expenses	(6,349)
Income from discontinued operations	$19,163

Cash provided by operating activities	$42,604
Cash used in investing activities	$30,067

4.    REAL ESTATE TRANSACTIONS
Dispositions
The Company had no dispositions in 2018. The Company sold the following properties in 2017 and 2016 ($ in thousands):

Property	Property Type	Location	Square Feet	Sales Price
2017
American Cancer Society Center	Office	Atlanta, GA	996,000	$166,000
Bank of America Center, One Orlando Centre, --and Citrus Center	Office	Orlando, FL	1,038,000	$208,100
2016
Post Oak Central	Office	Houston, TX	1,280,000	(1)
Greenway Plaza	Office	Houston, TX	4,348,000	(1)
191 Peachtree	Office	Atlanta, GA	1,225,000	$267,500
Two Liberty Place	Office	Philadelphia, PA	941,000	$219,000
Lincoln Place	Office	Miami, FL	140,000	$80,000
The Forum	Office	Atlanta, GA	220,000	$70,000
100 North Point Center East	Office	Atlanta, GA	129,000	$22,000

(1) Properties distributed to New Parkway in the Spin-Off.
The Company sold the properties noted above as part of its ongoing investment strategy of exiting non-core markets and selling non-core assets, using these proceeds to fund new investment activity.
Acquisitions
During 2018, the Company acquired interests in two tracts of land in Midtown Atlanta, Georgia and one tract of land in Tempe, Arizona for future investment. These three tracts of land were valued at $68.4 million and are included in land on the accompanying balance sheets.
5.    NOTES AND ACCOUNTS RECEIVABLE
At December 31, 2018 and 2017, notes and accounts receivables included the following (in thousands):

	2018	2017
Notes receivable	$453	$465
Tenant and other receivables	13,997	14,490
Allowance for doubtful accounts related to tenant and other receivables	(629)	(535)
	$13,821	$14,420
At December 31, 2018 and 2017, the fair value of the Company’s notes receivable approximated the cost basis. Fair value was calculated by discounting future cash flows from the notes receivable at estimated rates in which similar loans would have been made at December 31, 2018 and 2017. The estimate of the rate, which is the most significant input in the discounted cash flow calculation, is intended to replicate notes of similar type and maturity. This fair value calculation is considered to be Level 3 under the guidelines as set forth in ASC 820, as the Company utilizes internally generated assumptions regarding current interest rates at which similar instruments would be executed.

6. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES
The following information summarizes financial data and principal activities of the Company’s unconsolidated joint ventures. The information included in the following table entitled summary of financial position is as of December 31, 2018 and 2017. The information included in the summary of operations table is for the years ended December 31, 2018, 2017, and 2016 (in thousands).

	Total Assets		Total Debt		Total Equity (Deficit)		Company's Investment
SUMMARY OF FINANCIAL POSITION	2018	2017	2018	2017	2018	2017	2018		2017
Terminus Office Holdings	$258,060	$261,999	$198,732	$203,131	$50,539	$48,033	$48,571		$24,898
DC Charlotte Plaza LLLP	155,530	53,791	—	—	88,922	42,853	46,554		22,293
Austin 300 Colorado Project, LP	51,180	—	—	—	41,298	—	22,335		—
Carolina Square Holdings LP	106,187	106,580	74,638	64,412	28,844	33,648	16,840		19,384
HICO Victory Center LP	15,069	14,403	—	—	14,801	14,401	10,003		9,752
Charlotte Gateway Village, LLC	112,553	124,691	—	—	109,666	121,386	8,225		14,568
AMCO 120 WT Holdings, LLC	36,680	18,066	—	—	31,372	16,354	5,538		1,664
CL Realty, L.L.C.	4,169	8,287	—	—	4,183	8,127	2,886		2,980
Temco Associates, LLC	1,482	4,441	—	—	1,379	4,337	919		875
EP II LLC	247	277	—	—	165	180	30		44
EP I LLC	461	521	—	—	296	319	6		25
Wildwood Associates	11,157	16,337	—	—	11,108	16,297	(460)	(1)	(1,151)	(1)
Crawford Long - CPI, LLC	26,429	27,362	69,522	71,047	(44,146)	(44,815)	(21,071)	(1)	(21,323)	(1)
Other	—	6,379	—	—	—	6,303	—		4,931
	$779,204	$643,134	$342,892	$338,590	$338,427	$267,423	$140,376		$78,940

	Total Revenues			Net Income (Loss)			Company's Share of Net Income (Loss)
SUMMARY OF OPERATIONS	2018	2017	2016	2018	2017	2016	2018	2017	2016
Charlotte Gateway Village, LLC	$26,932	$26,465	$34,156	$10,285	$9,528	$14,536	$5,143	$4,764	$2,194
Terminus Office Holdings	44,429	43,959	42,386	5,506	6,307	4,608	2,755	3,153	2,303
Wildwood Associates	—	—	—	(1,140)	(116)	(140)	2,723	(58)	(70)
Crawford Long - CPI, LLC	12,383	12,079	12,113	3,446	3,171	2,743	1,641	1,572	1,372
HICO Victory Center LP	400	429	383	400	431	376	219	225	187
Austin 300 Colorado Project, LP	487	—	—	220	—	—	110	—	—
Temco Associates, LLC	176	192	1,343	(2,965)	123	440	43	46	502
Courvoisier Centre JV, LLC	—	15,106	3,968	—	(1,750)	(489)	5	521	(93)
DC Charlotte Plaza LLLP	—	2	47	—	2	45	(1)	1	24
EP II LLC	5	2,644	5,376	(16)	13,008	(1,187)	(14)	9,756	(878)
EP I LLC	17	4,123	12,239	(23)	45,115	2,294	(20)	28,667	1,684
CL Realty, L.L.C.	—	2,964	567	(161)	2,668	237	(94)	536	128
Carolina Square Holdings LP	10,686	2,701	58	(169)	(532)	9	(275)	522	—
AMCO 120 WT Holdings, LLC	—	—	—	38	58	—	—	—	—
Other	—	—	4,219	(69)	(69)	3,926	(11)	(2,590)	3,209
	$95,515	$110,664	$116,855	$15,352	$77,944	$27,398	$12,224	$47,115	$10,562
(1) Negative balances are included in deferred income on the consolidated balance sheets.
Terminus Office Holdings LLC ("TOH") – TOH is a 50-50 joint venture between the Company and institutional investors advised by J.P. Morgan Asset Management ("JPM"), which owns and operates two office buildings in Atlanta, Georgia. TOH has two non-recourse mortgage loans totaling $198.7 million that mature on January 1, 2023. The weighted average interest rate on these fixed rate loans is 4.68%. Operating cash flows and proceeds from capital transactions of TOH are allocated to the partners equally until JPM receives an agreed upon return, after which the Company may receive an additional promoted interest. The assets of the venture in the above table include a cash balance of $7.5 million at December 31, 2018.
DC Charlotte Plaza LLLP ("Charlotte Plaza") – Charlotte Plaza is a 50-50 joint venture between the Company and Dimensional Fund Advisors ("DFA"), formed to develop DFA's 282,000 square foot regional headquarters building in Charlotte, North Carolina. Capital contributions and distributions of cash flow are made equally in accordance with each partner's partnership interest. The Company's required capital contribution is limited to a maximum of $46 million. The assets of the venture in the above table include a cash balance of $842,000 at December 31, 2018.

Austin 300 Colorado Project, LP ("300 Colorado") – In 2018, 300 Colorado, a joint venture between the Company, 3C Block 28 Partners, LP ("3CB"), and 3C RR Xylem, LP ("3CRR"), was formed for the purpose of developing a 358,000 square foot office building in Austin, Texas. The Company owns a 50% interest in the venture, 3CB owns a 34.5% interest, and 3CRR owns a 15.5% interest. Upon formation, 3CB and 3CRR contributed land for use by the joint venture in the development project, the Company contributed $6.0 million in cash, and 300 Colorado assumed a ground lease for an additional parcel of land. The assets of the venture in the above table include a cash balance of $1.7 million at December 31, 2018.
Carolina Square Holdings LP ("Carolina Square") – Carolina Square is a 50-50 joint venture between the Company and NR 123 Franklin LLC ("Northwood Ravin"), which owns and operates a mixed-use property in Chapel Hill, North Carolina. This property contains 158,000 square feet of office space, 44,000 square feet of retail space, and 246 apartment units. Carolina Square has a construction loan, secured by the project, with an outstanding balance of $74.6 million. The loan bears interest at LIBOR plus 1.90% and matures on May 1, 2019, with the second of two one-year extensions available, subject to conditions. The Company and Northwood Ravin each guarantee 12.5% of the outstanding loan amount and guarantee completion of the project. The assets of the venture in the table above include a cash balance of $3.8 million at December 31, 2018.
HICO Victory Center LP ("HICO") – HICO is a joint venture between the Company and Hines Victory Center Associates Limited Partnership ("Hines Victory"), formed for the purpose of acquiring and subsequently developing an office parcel in Dallas, Texas. Pursuant to the joint venture agreement, all pre-development expenditures, other than land, are funded equally by the partners. The Company funded 75% of the cost of land while Hines Victory funded 25%. If the partners decide to commence construction of an office building, the capital accounts and economics of the venture will be adjusted such that the Company will own at least 90% of the venture and Hines will own up to 10%. As of December 31, 2018, the Company accounted for its investment in HICO under the equity method because it does not control the activities of the venture. If the partners decide to construct an office building within the venture, the Company expects to consolidate the venture. The assets of the venture in the table above include a cash balance of $565,000 at December 31, 2018.
Charlotte Gateway Village, LLC ("Gateway") – Gateway is a 50-50 joint venture between the Company and Bank of America Corporation (“BOA”), which owns and operates Gateway Village, a 1.1 million square foot office building in Charlotte, North Carolina. Through December 1, 2016, Gateway’s net income or loss and cash distributions were allocated to the members as follows: first to the Company so that it received a cumulative compounded return equal to 11.46% on its capital contributions, second to BOA until it received an amount equal to the aggregate amount distributed to the Company, and then 50% to each member. After December 1, 2016, net income and cash flows are allocated 50% to each until the Company receives a 17% internal rate of return; thereafter, cash flows are allocated 80% to BOA and 20% to the Company. The assets of the venture in the above table include a cash balance of $3.2 million at December 31, 2018.
CL Realty, L.L.C. ("CL Realty") – CL Realty is a 50-50 joint venture between the Company and Forestar Realty Inc. ("Forestar"), that owns a parcel of land in Texas. The assets of the venture in the above table include a cash balance of $379,000 at December 31, 2018.
AMCO 120 WT Holdings, LLC ("Cousins AMCO") – Cousins AMCO is a joint venture between the Company, with a 20% interest, and affiliates of AMLI Residential (“AMLI”), with an 80% interest, formed to develop 120 West Trinity, a mixed-use property in Decatur, Georgia. The property is expected to contain approximately 33,000 square feet of office space, 19,000 square feet of retail space, and 330 apartment units. Initial contributions to the joint venture for the purchase of land were funded entirely by AMLI. Subsequent contributions are funded in proportion to the members' percentage interests. The Company accounts for its investment in this joint venture under the equity method as it does not control the activities of the venture. The assets of the venture in the above table include a cash balance of $1,000 at December 31, 2018.
Temco Associates, LLC ("Temco") – Temco is a 50-50 joint venture between the Company and Forestar, that owns a golf course in Georgia. The assets of the venture in the above table include a cash balance of $500,000 at December 31, 2018.
EP I LLC ("EP I") and EP II LLC ("EP II") – EP I and EP II are joint ventures between the Company, with a 75% ownership interest, and Lion Gables Realty Limited Partnership (“Gables”), with a 25% ownership interest, which owned Emory Point, a mixed-use property in Atlanta, Georgia. In 2017, EP I and EP II sold Emory Point for a combined gross sales price of $199.0 million. After repayment of debt, the Company received a distribution of $70.0 million and recognized a gain of $37.9 million, which is recorded in income from unconsolidated joint ventures. The assets of the ventures in the above table include a cash balance of $695,000 at December 31, 2018.
Courvoisier Centre JV, LLC ("Courvoisier") – Courvoisier was a joint venture between the Company, with a 20% interest, and Spanish Key LLC, with an 80% interest, that owned Courvoisier Centre, a 343,000 square foot, two-building office property in Miami, Florida. In 2017, the Company sold its 20% interest in Courvoisier Centre for $12.6 million and recognized a gain of $716,000 in a transaction that valued its interest in the property at $33.9 million, prior to deduction for existing mortgage debt.
Wildwood Associates ("Wildwood") – Wildwood is a 50-50 joint venture between the Company and IBM which owns undeveloped land in the Wildwood Office Park in Atlanta, Georgia. At December 31, 2018, the Company’s investment in Wildwood was a credit balance of $460,000. This credit balance resulted from cumulative distributions from Wildwood over time that exceeded the Company’s basis in its contributions, and essentially represents deferred gain not recognized at venture formation. This credit balance will decline as the venture’s remaining land is sold. During 2018, the venture sold land resulting in the Company decreasing the credit balance by $749,000 and recognizing income from unconsolidated joint ventures of $2.3 million related to this sale. The Company does not have any obligation to fund Wildwood’s working capital needs. The assets of the venture in the above table include a cash balance of $68,000 at December 31, 2018.
Crawford Long—CPI, LLC ("Crawford Long") – Crawford Long is a 50-50 joint venture between the Company and Emory University that owns the Emory University Hospital Midtown Medical Office Tower, a 358,000 square foot medical office building located in Atlanta, Georgia. Crawford Long has a $69.5 million, 3.5% fixed rate mortgage note which matures on June 1, 2023. The assets of the venture in the above table include a cash balance of $2.1 million at December 31, 2018.
At December 31, 2018, the Company's unconsolidated joint ventures had aggregate outstanding indebtedness to third parties of $342.9 million. These loans are mortgage or construction loans, most of which are non-recourse to the Company, except as described above. In addition, in certain instances, the Company provides “non-recourse carve-out guarantees” on these non-recourse loans.
The Company recognized $9.3 million, $7.2 million, and $7.4 million of development, leasing, and management fees, including salary and expense reimbursements, from unconsolidated joint ventures in 2018, 2017, and 2016, respectively.

7.    INTANGIBLE ASSETS
At December 31, 2018 and 2017, intangible assets included the following (in thousands):

	2018	2017
In-place leases, net of accumulated amortization of $125,130 and $91,548 in 2018 and 2017, respectively	$105,964	$139,548
Above-market tenant leases, net of accumulated amortization of $19,502 and $13,038 in 2018 and 2017, respectively	20,453	26,917
Below-market ground lease, net of accumulated amortization of $621 and $345 in 2018 and 2017, respectively	17,792	18,067
Goodwill	1,674	1,674
	$145,883	$186,206
Aggregate net amortization expense related to intangible assets and liabilities was $27.0 million, $42.4 million, and $24.0 million for the years ended December 31, 2018, 2017, and 2016, respectively. Over the next five years and thereafter, aggregate amortization of these intangible assets and liabilities is anticipated to be as follows (in thousands):

	Below Market Rents	Above Market Ground Lease	Below Market Ground Lease	Above Market Rents	In Place Leases	Total
2019	$(11,645)	$(46)	$276	$5,308	$26,161	$20,054
2020	(10,519)	(46)	276	4,433	21,230	15,374
2021	(8,753)	(46)	276	3,374	16,366	11,217
2022	(6,185)	(46)	276	2,292	11,309	7,646
2023	(4,844)	(46)	276	1,710	8,843	5,939
Thereafter	(13,272)	(1,488)	16,412	3,336	22,055	27,043
	$(55,218)	$(1,718)	$17,792	$20,453	$105,964	$87,273
Weighted average remaining lease term	6 years	37 years	65 years	6 years	6 years	10 years
The carrying amount of goodwill did not change during the years ended December 31, 2018 and 2017.

8.    OTHER ASSETS
At December 31, 2018 and 2017, other assets included the following (in thousands):

	2018	2017
Furniture, fixtures and equipment, leasehold improvements, and other deferred costs, net of accumulated depreciation of $25,193 and $21,925 in 2018 and 2017, respectively	$14,942	$12,241
Prepaid expenses and other assets	5,087	3,902
Lease inducements, net of accumulated amortization of $1,545 and $978 in 2018 and 2017, respectively	4,961	3,126
Line of credit deferred financing costs, net of accumulated amortization of $1,451 and $3,119 in 2018 and 2017, respectively	5,844	1,213
Predevelopment costs and earnest money	8,249	372
	$39,083	$20,854
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

9.    NOTES PAYABLE
The following table summarizes the terms of notes payable outstanding at December 31, 2018 and 2017 (in thousands):

Description	Interest Rate	Maturity *	2018	2017
Term Loan, unsecured	3.70%	2021	$250,000	$250,000
Senior Notes, unsecured	3.91%	2025	250,000	250,000
Fifth Third Center	3.37%	2026	143,497	146,557
Colorado Tower	3.45%	2026	119,427	120,000
Senior Notes, unsecured	4.09%	2027	100,000	100,000
Promenade	4.27%	2022	99,238	102,355
816 Congress	3.75%	2024	81,676	83,304
Meridian Mark Plaza	6.00%	2020	23,524	24,038
Credit Facility, unsecured	3.55%	2023	—	—
The Pointe	4.01%	2019	—	22,510
			$1,067,362	$1,098,764
Unamortized premium, net			—	219
Unamortized loan costs			(4,792)	(5,755)
Total Notes Payable			$1,062,570	$1,093,228

*Weighted average maturity of notes payable outstanding at December 31, 2018 was 5.7 years.
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
The New Credit Facility recasts the Credit Facility by, among other things, increasing the size from $500 million to $1 billion; extending the maturity date from May 28, 2019 to January 3, 2023; providing for the expansion of the New Facility by an additional $500 million, subject to receipt of additional commitments from lenders and other customary conditions; and decreasing the Consolidated Unencumbered Interest Coverage ratio from 2.0 to 1.75.
The interest rate applicable to the New Credit Facility varies according to the Company's leverage ratio, and may, at the election of the Company, be determined based on either (1) the current LIBOR plus a spread of between 1.05% and 1.45%, or (2) the greater of Bank of America's prime rate, the federal funds rate plus 0.50%, or the one-month LIBOR plus 1.0% (the "Base Rate"), plus a spread of between 0.10% or 0.45%, based on leverage.
At December 31, 2018, the New Credit Facility's spread over LIBOR was 1.05%. At December 31, 2018, the Company had no amounts drawn under the New Credit Facility and had the ability to borrow $998 million of the $1 billion available, with $2 million utilized by an outstanding letter of credit.
Term Loan
The Company has a $250 million unsecured term loan (the "Term Loan") that matures on December 2, 2021. Through January 21, 2018, the Term Loan contained financial covenants substantially consistent with those of the Credit Facility. On January 22, 2018, the Term Loan was amended to make the financial covenants consistent with those of the New Credit Facility. The interest rate applicable to the Term Loan varies according to the Company’s leverage ratio, and may, at the election of the Company, be determined based on either (1) the current LIBOR plus a spread of between 1.20% and 1.70%, based on leverage or (2) the greater of Bank of America's prime rate, the federal funds rate plus 0.50% or the one-month LIBOR plus 1.0% (the “Base Rate”), plus a spread of between 0.00% and 0.75%, based on leverage. At December 31, 2018, the Term Loan's spread over LIBOR was 1.2%.
Unsecured Senior Notes
In 2017, the Company closed a $350 million private placement of senior unsecured notes, which were funded in two tranches. The first tranche of $100 million has a 10-year maturity and has a fixed annual interest rate of 4.09%. The second tranche of $250 million has an 8-year maturity and has a fixed annual interest rate of 3.91%.
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
Mortgage Loan Information
In 2018, the Company repaid in full, without penalty, the $22.2 million The Pointe mortgage note.
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
As of December 31, 2018, the Company had $467.3 million outstanding on five non-recourse mortgage notes. Assets with depreciated carrying values of $505.3 million were pledged as security on these mortgage notes payable.
Other Debt Information
At December 31, 2018 and 2017, the estimated fair value of the Company’s notes payable was $1.1 billion, calculated by discounting the debt's remaining contractual cash flows at estimated rates at which similar loans could have been obtained at December 31, 2018 and 2017. The estimate of the current market rate, which is the most significant input in the discounted cash flow calculation, is intended to replicate debt of similar maturity and loan-to-value relationship. These fair value calculations are considered to be Level 2 under the guidelines as set forth in ASC 820 as the Company utilizes market rates for similar type loans from third party brokers.
For the years ended December 31, 2018, 2017, and 2016, interest was recorded as follows (in thousands):

	2018	2017	2016
Total interest incurred	$44,332	$42,767	$31,347
Interest capitalized	(4,902)	(9,243)	(4,697)
Total interest expense	$39,430	$33,524	$26,650

Debt Maturities
Future principal payments due (including scheduled amortization payments and payments due upon maturity) on the Company's notes payable at December 31, 2018 are as follows (in thousands):

2019	$10,997
2020	33,825
2021	261,258
2022	97,042
2023	8,274
Thereafter	655,966
$1,067,362

10.    COMMITMENTS AND CONTINGENCIES
Commitments
The Company had outstanding letters of credit and performance bonds totaling $2.6 million at December 31, 2018. As a lessor, the Company had a total of $100.2 million in future obligations under leases to fund tenant improvements and other future construction obligations at December 31, 2018.
The Company recorded ground and operating lease expense of $3.6 million, $3.3 million, and $2.4 million in 2018, 2017, and 2016, respectively. The Company has future lease commitments under ground leases and operating leases totaling $205.6 million over weighted-average remaining terms of 76 and 2 years, respectively. Amounts due under ground and operating lease commitments are as follows (in thousands):

2019	$2,582
2020	2,484
2021	2,461
2022	2,396
2023	2,374
Thereafter	193,346
$205,643
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
Ownership Limitations — In order to minimize the risk that the Company will not meet one of the requirements for qualification as a REIT, the Company's Articles of Incorporation include certain restrictions on the ownership of more than 3.9% of the Company’s total common and preferred stock, subject to waiver by the Board of Directors.
Distribution of REIT Taxable Income — The following reconciles dividends paid and dividends applied in 2018, 2017, and 2016 to meet REIT distribution requirements (in thousands):

	2018	2017	2016
Common and preferred dividends	$107,167	$99,138	$1,077,179
Dividends treated as taxable compensation	(150)	(129)	(92)
Portion of dividends declared in current year, and paid in current year, which was applied to the prior year distribution requirements	—	—	—
Portion of dividends declared in subsequent year, and paid in subsequent year, which apply to current year distribution requirements	—	—	—
Dividends in excess of current year REIT distribution requirements	—	—	(827,005)
Dividends applied to meet current year REIT distribution requirements	$107,017	$99,009	$250,082
Tax Status of Distributions — The following summarizes the components of the taxability of the Company’s common stock distributions for the years ended December 31, 2018, 2017, and 2016:

	Total Distributions Per Share	Ordinary Dividends	Long-Term Capital Gain	Unrecaptured Section 1250 Gain (1)	Nondividend Distributions	AMT Adjustment (2)
2018	$0.255000	$0.251396	$0.003604	$—	$—	$—
2017	$0.240000	$0.093312	$0.146688	$0.070522	$—	$0.017756
2016	$2.853075	$0.079661	$0.582778	$0.100934	$2.190636	$—

(1)	Represents a portion of the dividend allocated to long-term capital gain.

(2)
The Company apportioned certain 2017 alternative minimum tax adjustments to its shareholders. Individual taxpayers should refer to Internal Revenue Service Form 6251, Alternative Minimum Tax - Individuals. Corporate taxpayers should refer to Internal Revenue Service Form 4626, Alternative Minimum Tax - Corporations.

12.    FUTURE MINIMUM RENTS
The Company’s leases typically contain escalation provisions and provisions requiring tenants to pay a pro rata share of operating expenses. The leases typically include renewal options and are classified and accounted for as operating leases.
At December 31, 2018, future minimum rents to be received by consolidated entities under existing non-cancelable leases are as follows (in thousands):

2019	$328,607
2020	330,477
2021	314,410
2022	280,959
2023	256,233
Thereafter	1,115,490
$2,626,176

13.    STOCK-BASED COMPENSATION
The Company maintains the 2009 Incentive Stock Plan (the “2009 Plan”), which allows the Company to issue awards of stock options, stock grants, or stock appreciation rights to employees and directors. As of December 31, 2018, 2,466,153 shares were authorized to be awarded pursuant to the 2009 Plan. The Company also maintains the 2005 Restricted Stock Unit ("RSU") Plan, as amended, which allows the Company to issue awards to employees that are paid in cash on the vesting date in an amount equal to the fair market value, as defined, of one share of the Company’s stock. The Company has granted stock options, restricted stock, and restricted stock units to employees as discussed below.
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
Stock Options
At December 31, 2018, the Company had 458,154 stock options outstanding to key employees and outside directors pursuant to the 2009 Plan, which are exercisable for common stock. The Company typically uses authorized, unissued shares to provide shares for option exercises. The stock options have a term of ten years from the date of grant and have a vesting period of four years, except director stock options, which vest immediately. In 2018, 2017, and 2016, there were no stock option grants to employees or directors.
In 2016, in conjunction with the Merger, the Company granted 672,375 options to former Parkway key executives that vested immediately and had a term of ten years from the date of grant. The weighted average fair value of options granted was $0.84 per option, and the Company computed the fair value of options granted using the Black-Scholes option pricing model with the following assumptions:

Risk-free interest rate	1.37%
Assumed dividend yield	3.60%
Assumed lives of option awards (in years)	6.4
Assumed volatility	23.23%
The Company recorded $565,000 to additional paid-in capital for the fair value of the options granted as part of the Merger. During 2018, 2017, and 2016, the Company recognized no compensation expense related to stock options. The Company does not anticipate recognizing any future compensation expense related to stock options outstanding. During 2018, the Company issued 47,309 shares and paid $945,000 to optionees for option exercises. As of December 31, 2018, the intrinsic value of the options outstanding and exercisable was $851,000. The intrinsic value is calculated using the exercise prices of the options compared to the market value of the Company’s stock. At December 31, 2018 and 2017, the weighted-average contractual lives for the options outstanding and exercisable were 1.1 years and 2.3 years, respectively.
The following is a summary of stock option activity for the years ended December 31, 2018, 2017, and 2016 (options in thousands):

	Number of Options	Weighted Average Exercise Price Per Option
Outstanding at December 31, 2015	1,763	$22.05
Granted as a result of the Merger and Spin-Off	1,222	11.78
Exercised	(2)	8.35
Forfeited/Expired	(721)	27.24
Outstanding at December 31, 2016	2,262	10.82
Exercised	(577)	7.51
Forfeited/Expired	(756)	18.47
Outstanding at December 31, 2017	929	6.59
Exercised	(457)	6.60
Forfeited/Expired	(14)	18.72
Outstanding at December 31, 2018	458	$6.00
Options Exercisable at December 31, 2018	458	$6.00
Restricted Stock
In 2018, 2017, and 2016, the Company issued 315,199, 308,289, and 234,965 shares of restricted stock to employees, which vest ratably over three years from the issuance date. In 2018, 2017, and 2016, the Company also issued 118,555, 120,878, and 72,771 shares of stock to independent members of the board of directors which vested immediately on the issuance date. All shares of restricted stock receive dividends and have voting rights during the vesting period. The Company records restricted stock in common stock and additional paid-in capital at fair value on the grant date, with the offsetting deferred compensation also recorded in additional paid-in capital. The Company records compensation expense over the vesting period. Compensation expense related to restricted stock was $2.3 million, $2.0 million, and $1.6 million in 2018, 2017, and 2016, respectively.
As of December 31, 2018, the Company had recorded $2.8 million of unrecognized compensation cost included in additional paid-in capital related to restricted stock, which will be recognized over a weighted average period of 1.7 years. The total fair value of the restricted stock which vested during 2018 was $2.3 million. The following table summarizes restricted stock activity for the years ended December 31, 2018, 2017, and 2016 (shares in thousands):

	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested restricted stock at December 31, 2015	293	$10.65
Granted	235	8.62
Granted as a result of the Spin-Off	114	7.57
Vested	(141)	8.54
Forfeited	(30)	9.77
Non-vested restricted stock at December 31, 2016	471	7.57
Granted	308	8.63
Vested	(214)	7.50
Forfeited	(8)	6.53
Non-vested restricted stock at December 31, 2017	557	7.93
Granted	315	8.51
Vested	(259)	7.83
Forfeited	(22)	8.22
Non-vested restricted stock at December 31, 2018	591	$8.27
Restricted Stock Units
During 2018, 2017, and 2016, the Company awarded two types of performance-based RSUs to key employees: one based on the total stockholder return of the Company, as defined, relative to that of office peers included in the SNL US Office REIT

Index (the "TSR RSUs") and the other based on the ratio of cumulative funds from operations per share to targeted cumulative funds from operations per share (the “FFO RSUs”). The performance period for these awards is three years and the ultimate payout of these awards can range from 0% to 200% of the targeted number of units depending on the achievement of the performance metrics described above. Both of these RSUs are to be settled in cash with payment dependent upon the attainment of required service, market, and performance criteria. The Company expenses an estimate of the fair value of the TSR RSUs over the performance period using a quarterly Monte Carlo valuation. The Company expenses the FFO RSUs over the vesting period using the fair market value of the Company’s stock at the reporting date multiplied by the anticipated number of units to be paid based on the current estimate of what the ratio is expected to be upon vesting. Dividend equivalents on the TSR RSUs and FFO RSUs will also be paid based upon the percentage vested. The targeted number of performance-based RSUs outstanding at December 31, 2018 are 443,127, 379,381, and 379,582 related to the 2018, 2017, and 2016 grants, respectively.
The following table summarizes the performance-based RSU activity as of December 31, 2018, 2017, and 2016 (in thousands):

Outstanding at December 31, 2015	843
Granted	312
Granted as a result of the Spin-Off	308
Vested	(160)
Forfeited	(30)
Outstanding at December 31, 2016	1,273
Granted	399
Vested	(576)
Forfeited	(12)
Outstanding at December 31, 2017	1,084
Granted	450
Vested	(296)
Forfeited	(36)
Outstanding at December 31, 2018	1,202
During 2018, 2017, and 2016, the Company granted 17,836, 264,723, and 28,938 time-vested RSUs, respectively, to key employees. The vesting period for these awards is three years. The value of each unit is equal to the fair market value of one share of common stock. These RSUs are to be settled in cash with payment dependent upon the attainment of the required service criteria. Dividend equivalent units will be paid based on the number of RSUs granted, with such payments made concurrently with payment of common dividends.
The Company estimates future expense for all types of RSUs outstanding at December 31, 2018 to be $3.6 million (using stock prices and estimated target percentages as of December 31, 2018), which will be recognized over a weighted-average period of 1.1 years. During 2018, total cash paid for all types of RSUs and related dividend payments was $3.7 million.
During 2018, 2017, and 2016, $4.6 million, $7.0 million, and $6.4 million, respectively, was recognized as compensation expense related to RSUs.

14.    RETIREMENT SAVINGS PLAN
The Company maintains a defined contribution plan (the “Retirement Savings Plan”) pursuant to Section 401 of the Internal Revenue Code (the “Code”) which covers active regular employees. Employees are eligible under the Retirement Savings Plan immediately upon hire, and pre-tax contributions are allowed up to the limits set by the Code. Through December 31, 2018, the Company matched up to 3% of an employee’s eligible pre-tax Retirement Savings Plan contributions up to certain Code limits. Through December 31, 2018, employees vested in Company contributions over a three-year period. Beginning January 1, 2019, the Company contributes 3% of an employee's compensation to the plan that are fully vested after the employee has been with the company for two years. The Company may change this percentage at its discretion, and, in addition, the Company could decide to make discretionary contributions in the future. The Company contributed $647,000, $764,000, and $682,000 to the Retirement Savings Plan for the 2018, 2017, and 2016 plan years, respectively.

15.    INCOME TAXES
The net income tax benefit differs from the amount computed by applying the statutory federal income tax rate to CTRS' income before taxes follows ($ in thousands):

	2018		2017		2016
	Amount	Rate	Amount	Rate	Amount	Rate
Federal income tax benefit (expense)	$143	21%	$47	35%	$(1,159)	(35)%
State income tax benefit (expense), net of federal income tax effect	27	4%	5	4%	(132)	(4)%
Change in deferred tax assets as a result of change in tax law	—	—%	(340)	(254)%	—	—%
Valuation allowance	(174)	(26)%	283	211%	1,282	39%
Other	4	1%	5	4%	9	—%
Benefit applicable to income (loss) from continuing operations	$—	—%	$—	—%	$—	—%
The tax effect of significant temporary differences representing deferred tax assets and liabilities of CTRS as of December 31, 2018 and 2017 are as follows (in thousands):

	2018	2017
Income from unconsolidated joint ventures	$18	$19
Federal and state tax carryforwards	763	590
Other	2	—
Total deferred tax assets	783	609
Valuation allowance	(783)	(609)
Net deferred tax asset	$—	$—
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
As of December 31, 2018 and 2017 the deferred tax asset of CTRS equaled $783,000 and $609,000, respectively, with a valuation allowance placed against the full amount of each. The conclusion that a valuation allowance should be recorded as of December 31, 2018 and 2017 was based on the lack of evidence that CTRS could generate future taxable income to realize the benefit of the deferred tax assets.

16. EARNINGS PER SHARE
The following table sets forth the computation of the basic and diluted earnings per share of the Company's consolidated statements of operations for the years ended December 31, 2018, 2017 and 2016 (in thousands, except per share amounts):

	Year Ended December 31
	2018	2017	2016
Earnings per common share - basic:
Numerator:
Income from continuing operations	$80,765	$219,959	$60,941
Net income attributable to noncontrolling interests in CPLP from continuing operations	(1,345)	(3,681)	(784)
Net income attributable to other noncontrolling interests from continuing operations	(256)	(3)	(211)
Income from continuing operations available for common stockholders	79,164	216,275	59,946
Income from discontinued operations	—	—	19,163
Net income available for common stockholders	$79,164	$216,275	$79,109

Denominator:
Weighted average common shares - basic	420,305	415,610	253,895
Earnings per common share - basic:
Income from continuing operations available for common stockholders	$0.19	$0.52	$0.24
Income from discontinued operations available for common stockholders	—	—	0.07
Net income available for common stockholders	$0.19	$0.52	$0.31

Earnings per common share - diluted:
Numerator:
Income from continuing operations	$80,765	$219,959	$60,941
Net income attributable to other noncontrolling interests from continuing operations	(256)	(3)	(211)
Income from continuing operations available for common stockholders	80,509	219,956	60,730
Income from discontinued operations available for common stockholders	—	—	19,163
Net income available for common stockholders before net income attributable to noncontrolling interests in CPLP	$80,509	$219,956	$79,893

Denominator:
Weighted average common shares - basic	420,305	415,610	253,895
Add:
Potential dilutive common shares - stock options	194	312	178
Weighted average units of CPLP convertible into common shares	6,974	7,375	1,950
Weighted average common shares - diluted	427,473	423,297	256,023
Earnings per common share - diluted:
Income from continuing operations available for common stockholders	$0.19	$0.52	$0.24
Income from discontinued operations available for common stockholders	—	—	0.07
Net income available for common stockholders	$0.19	$0.52	$0.31
Anti-dilutive stock options represent stock options whose exercise price exceeds the average market value of the Company’s stock. These anti-dilutive stock options are not included in the current calculation of dilutive weighted average shares, but could be dilutive in the future. As of December 31, 2017 and 2016, the number of anti-dilutive stock options was 24,000 and 762,000, respectively. There were no anti-dilutive stock options outstanding as of December 31, 2018.

17.    CONSOLIDATED STATEMENTS OF CASH FLOWS - SUPPLEMENTAL INFORMATION
Supplemental information related to cash flows, including significant non-cash activity affecting the consolidated statements of cash flows, for the years ended December 31, 2018, 2017, and 2016 is as follows (in thousands):

	2018	2017	2016
Interest paid, net of amounts capitalized	$43,166	$30,572	$32,215
Income taxes paid	—	—	—
Non-Cash Transactions:
Transfer from projects under development to operating properties	325,490	58,928	—
Common stock dividends declared and accrued	27,326	25,202	—
Cumulative effect of change in accounting principle	22,329	—	—
Transfer from investment in unconsolidated joint ventures to projects under development	7,025	—	5,880
Change in accrued property acquisition, development, and tenant asset expenditures	(18,104)	5,965	7,918
Transfer from investment in unconsolidated joint venture to operating properties	—	68,498	—
Non-cash assets and liabilities assumed in Merger	—	—	1,856,255
Non-cash assets and liabilities distributed in Spin-Off	—	—	(948,306)
Mortgage note payable legally defeased	—	—	20,170
Transfer from land held to projects under development	—	—	8,099

The following table provides a reconciliation of cash, cash equivalents, and restricted cash recorded on the balance sheet to cash, cash equivalents, and restricted cash in the statements of cash flows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Cash and cash equivalents	$2,547	$148,929	$35,687
Restricted cash	148	56,816	15,634
Total cash, cash equivalents, and restricted cash	$2,695	$205,745	$51,321

18. REPORTABLE SEGMENTS
The Company's segments are based on the method of internal reporting which classifies operations by property type and geographical area. The segments by property type are: Office and Mixed-Use. The segments by geographical region are: Atlanta, Charlotte, Austin, Phoenix, Tampa, Orlando, Houston, and Other. In 2016, the Company disposed of its Houston properties as part of the Spin-Off. In 2017, the Company sold its Orlando Properties. These reportable segments represent an aggregation of operating segments reported to the Chief Operating Decision Maker based on similar economic characteristics that include the type of product and the geographical location. Each segment includes both consolidated operations and the Company's share of joint venture operations.
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
Segment net income, amount of capital expenditures, and total assets are not presented in the following tables because management does not utilize these measures when analyzing its segments or when making resource allocation decisions. Information on the Company's segments along with a reconciliation of NOI to net income available to common stockholders is as follows (in thousands):

Year ended December 31, 2018	Office	Mixed-Use	Total
Net Operating Income:
Atlanta	$131,564	$—	$131,564
Charlotte	62,812	—	62,812
Austin	60,474	—	60,474
Phoenix	36,875	—	36,875
Tampa	30,514	—	30,514
Other	1,581	2,243	3,824
Total Net Operating Income	$323,820	$2,243	$326,063

Year ended December 31, 2017	Office	Mixed-Use	Total
Net Operating Income:
Atlanta	$109,706	$3,278	$112,984
Charlotte	62,708	—	62,708
Austin	58,648	—	58,648
Phoenix	34,074	—	34,074
Tampa	29,426	—	29,426
Orlando	13,029	—	13,029
Other	1,632	705	2,337
Total Net Operating Income	$309,223	$3,983	$313,206

Year ended December 31, 2016	Office	Mixed-Use	Total
Net Operating Income:
Atlanta	$98,032	$7,411	$105,443
Houston	78,590	—	78,590
Austin	29,865	—	29,865
Charlotte	28,418	—	28,418
Tampa	7,130	—	7,130
Phoenix	6,067	—	6,067
Orlando	3,265	—	3,265
Other	1,504	—	1,504
Total Net Operating Income	$252,871	$7,411	$260,282
The following reconciles Net Income to Net Operating Income for each of the periods presented (in thousands):

	Year Ended December 31,
	2018	2017	2016
Net income	$80,765	$219,959	$80,104
Net operating income from unconsolidated joint ventures	28,888	31,053	28,785
Net operating income from discontinued operations	—	—	78,591
Fee income	(10,089)	(8,632)	(8,347)
Other income	(3,270)	(11,518)	(1,050)
Reimbursed expenses	3,782	3,527	3,259
General and administrative expenses	22,040	27,523	25,592
Interest expense	39,430	33,524	26,650
Depreciation and amortization	181,382	196,745	97,948
Acquisition and transaction costs	248	1,661	24,521
Other expenses	556	1,796	5,888
(Gain) loss on extinguishment of debt	(8)	(2,258)	5,180
Income from unconsolidated joint ventures	(12,224)	(47,115)	(10,562)
Gain on sale of investment properties	(5,437)	(133,059)	(77,114)
Income from discontinued operations	—	—	(19,163)
Net Operating Income	$326,063	$313,206	$260,282
Revenues by reportable segment, including a reconciliation to total revenues on the consolidated statements of operations for years ended December 31, 2018, 2017, and 2016 are as follows (in thousands):

Year ended December 31, 2018	Office	Mixed-Use	Total
Revenues:
Atlanta	$206,129	$—	$206,129
Austin	104,329	—	104,329
Charlotte	92,454	—	92,454
Phoenix	50,696	—	50,696
Tampa	49,812	—	49,812
Other	2,206	3,724	5,930
Total segment revenues	505,626	3,724	509,350
Less: Company's share of rental property revenues from unconsolidated joint ventures	(43,773)	(3,724)	(47,497)
Total rental property revenues	$461,853	$—	$461,853

Year ended December 31, 2017	Office	Mixed-Use	Total
Revenues:
Atlanta	$176,190	$5,237	$181,427
Austin	100,939	—	100,939
Charlotte	91,434	—	91,434
Tampa	47,402	—	47,402
Phoenix	46,186	—	46,186
Orlando	24,862	—	24,862
Other	3,021	999	4,020
Total segment revenues	490,034	6,236	496,270
Less: Company's share of rental property revenues from unconsolidated joint ventures	(43,999)	(6,236)	(50,235)
Total rental property revenues	$446,035	$—	$446,035

Year ended December 31, 2016	Office	Mixed-Use	Total
Revenues:
Atlanta	$160,540	$13,043	$173,583
Houston	136,926	—	136,926
Austin	52,769	—	52,769
Charlotte	39,448	—	39,448
Tampa	10,994	—	10,994
Phoenix	8,902	—	8,902
Orlando	5,896	—	5,896
Other	2,443	—	2,443
Total segment revenues	417,918	13,043	430,961
Less: Company's share of rental property revenues from unconsolidated joint ventures	(31,177)	(13,043)	(44,220)
Less: Revenues included in discontinued operations	(136,927)	—	(136,927)
Total rental property revenues	$249,814	$—	$249,814

SCHEDULE III
(Page 1 of 4)
COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2018
(in thousands)

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period
Description/Metropolitan Area	Encumbrances	Land and Improvements	Buildings and Improvements	Land and Improvements less Cost of Sales, Transfers and Other	Building and Improvements less Cost of Sales, Transfers and Other	Land and Improvements less Cost of Sales, Transfers and Other	Building and Improvements less Cost of Sales, Transfers and Other	Total (a)(b)	Accumulated Depreciation (a)(b)	Date of Construction/ Renovation	Date Acquired	Life on Which Depreciation in 2018 Statement of Operations is Computed (c)
OPERATING PROPERTIES
Colorado Tower	119,427	—	—	1,600	120,853	1,600	120,853	122,453	23,757	2013	2013	30 years
Austin, TX
816 Congress	81,676	6,817	89,891	3,282	23,333	10,099	113,224	123,323	25,159	—	2013	42 years
Austin, TX
Research Park	—	4,373	—	801	42,390	5,174	42,390	47,564	5,282	2014	1998	30 years
Austin, TX
Northpark Town Center	—	22,350	295,825	—	59,539	22,350	355,364	377,714	54,804	—	2014	39 years
Atlanta, GA
Promenade	99,238	13,439	102,790	—	40,193	13,439	142,983	156,422	47,862	—	2011	34 years
Atlanta, GA
Meridian Mark Plaza	23,524	2,219	—	—	29,835	2,219	29,835	32,054	20,836	1997	1997	30 years
Atlanta, GA
Fifth Third Center	143,497	22,591	180,430	—	18,449	22,591	198,879	221,470	32,760	—	2014	40 years
Charlotte, NC
Corporate Center	—	7,298	272,148	—	37,671	7,298	309,819	317,117	26,604	—	2016	40 years
Tampa, FL
The Pointe	—	9,404	54,694	—	3,807	9,404	58,501	67,905	6,286	—	2016	40 years
Tampa, FL
Harborview Plaza	—	10,800	39,136	—	3,256	10,800	42,392	53,192	4,257	—	2016	40 years
Tampa, FL
3344 Peachtree	—	16,110	176,153	—	11,798	16,110	187,951	204,061	16,117	—	2016	40 years
Atlanta, GA
Buckhead Plaza	—	35,064	234,111	—	6,066	35,064	240,177	275,241	20,965	—	2016	40 years
Atlanta, GA
3350 Peachtree	—	16,836	108,177	—	2,623	16,836	110,800	127,636	9,979	—	2016	40 years
Atlanta, GA
3348 Peachtree	—	6,707	69,723	—	701	6,707	70,424	77,131	6,706	—	2016	40 years
Atlanta, GA
8000 Avalon	—	4,130	—	72	72,747	4,202	72,747	76,949	3,245	2016	2016	40 years
Atlanta, GA
Spring & 8th	—	28,131	—	426	301,249	28,557	301,249	329,806	8,094	2015	2015	40 years
Atlanta, GA
Hearst Tower	—	9,977	323,299	—	5,108	9,977	328,407	338,384	26,928	—	2016	40 years
Charlotte, NC
NASCAR Plaza	—	51	115,238	—	2,389	51	117,627	117,678	10,959	—	2016	40 years
Charlotte, NC
Hayden Ferry	—	13,102	262,578	—	19,541	13,102	282,119	295,221	26,820	—	2016	40 years
Phoenix, AZ
111 West Rio	—	6,076	56,647	—	16,748	6,076	73,395	79,471	4,078		2017	40 years
Phoenix, AZ
Tempe Gateway	—	5,893	95,130	—	3,721	5,893	98,851	104,744	8,529	—	2016	40 years
Phoenix, AZ
One Eleven Congress	—	33,841	201,707	—	25,218	33,841	226,925	260,766	17,823	—	2016	40 years
Austin, TX
San Jacinto Center	—	34,068	176,535	(579)	8,180	33,489	184,715	218,204	13,645	—	2016	40 years
Austin, TX

Total Operating Properties	$467,362	$309,277	$2,854,212	$5,602	$855,415	$314,879	$3,709,627	$4,024,506	$421,495

S-1

SCHEDULE III
(Page 3 of 4)
COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2018
(in thousands)

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period
Description/Metropolitan Area	Encumbrances	Land and Improvements	Buildings and Improvements	Land and Improvements less Cost of Sales, Transfers and Other	Building and Improvements less Cost of Sales, Transfers and Other	Land and Improvements less Cost of Sales, Transfers and Other	Building and Improvements less Cost of Sales, Transfers and Other	Total (a)(b)	Accumulated Depreciation (a)(b)	Date of Construction/ Renovation	Date Acquired	Life on Which Depreciation in 2018 Statement of Operations is Computed (c)
PROJECTS UNDER DEVELOPMENT
10000 Avalon	$—	$5,819	$—	$—	$18,398	$5,819	$18,398	$24,217	$—	2018	2016
Suburban Atlanta, GA
Total Projects Under Development	$—	$5,819	$—	$—	$18,398	$5,819	$18,398	$24,217	$—

LAND
Land Adjacent to The Avenue Forsyth	$—	$11,240	$—	$(7,540)	$—	$3,700	$—	$3,700	$—	—	2007
Suburban Atlanta, GA
901 West Peachtree St.	—	11,883	—	—	—	11,883	—	11,883	—	—	2018
Atlanta, GA
100 Mill	—	19,515	—	—	—	19,515	—	19,515	—	—	2018
Phoenix, AZ
3rd and West Peachtree St.	—	37,037	—	—	—	37,037	—	37,037	—	—	2018
Atlanta, GA
North Point	—	10,294	—	(9,866)	—	428	—	428	—	—	1970-1985
Suburban Atlanta, GA
Total Land	$—	$89,969	$—	$(17,406)	$—	$72,563	$—	$72,563	$—

Total Properties	$467,362	$405,065	$2,854,212	$(11,804)	$873,813	$393,261	$3,728,025	$4,121,286	$421,495

S-2

SCHEDULE III
(Page 4 of 4)
COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2018
(in thousands)

NOTES:

(a)	Reconciliations of total real estate carrying value and accumulated depreciation for the three years ended December 31, 2018 are as follows:

	Real Estate			Accumulated Depreciation
	2018	2017	2016	2018	2017	2016
Balance at beginning of period	$3,893,799	$3,814,986	$2,606,343	$275,977	$215,856	$359,422
Additions during the period:
Parkway merger	—	—	2,832,730	—	—	—
Acquisitions	48,920	62,723	—	—	—	—
Improvements and other capitalized costs	178,567	303,940	208,016	—	—	—
Transfers	—	—	5,306	—	—	—
Depreciation expense	—	—	—	145,518	101,720	112,277
Total Additions	227,487	366,663	3,046,052	145,518	101,720	112,277
Deductions during the period:
Parkway spin-off	—	—	(1,230,235)	—	—	(148,523)
Cost of real estate sold	—	(287,850)	(602,648)	—	(41,599)	(107,320)
Impairment loss	—	—	(4,526)	—	—	—
Total Deductions	—	(287,850)	(1,837,409)	—	(41,599)	(255,843)
Balance at end of period	$4,121,286	$3,893,799	$3,814,986	$421,495	$275,977	$215,856

(b)	The aggregate cost for federal income tax purposes, net of depreciation, was $3.0 billion (unaudited) at December 31, 2018.

(c)
Buildings and improvements are depreciated over 30 to 42 years. Leasehold improvements and other capitalized leasing costs are depreciated over the life of the asset or the term of the lease, whichever is shorter.

S-3