Form 10-Q
period 2019-03-31
COUSINS PROPERTIES INC
filed 2019-05-09
CIK 25232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 001-11312
COUSINS PROPERTIES INCORPORATED
(Exact name of registrant as specified in its charter)

GEORGIA (State or other jurisdiction of incorporation or organization)	58-0869052 (I.R.S. Employer Identification No.)
3344 Peachtree Road NE, Suite 1800, Atlanta, Georgia (Address of principal executive offices)	30326-4802 (Zip Code)
(404) 407-1000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $1 par value per share	CUZ	New York Stock Exchange ("NYSE")
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 6, 2019
Common Stock, $1 par value per share	420,586,130 shares

FORWARD-LOOKING STATEMENTS

Certain matters contained in this report are “forward-looking statements” within the meaning of the federal securities laws and are subject to uncertainties and risks, as itemized in Item 1A included in the Annual Report on Form 10-K for the year ended December 31, 2018 and as itemized herein. These forward-looking statements include information about possible or assumed future results of the business and our financial condition, liquidity, results of operations, plans, and objectives. They also include, among other things, statements regarding subjects that are forward-looking by their nature, such as:

•	2019 guidance and underlying assumptions;

•	business and financial strategy;

•	future debt financings;

•	future acquisitions and dispositions of operating assets;

•	future acquisitions and dispositions of land, including ground leases;

•	future development and redevelopment opportunities, including fee development opportunities;

•	future issuances and repurchases of common stock;

•	future distributions;

•	projected capital expenditures;

•	market and industry trends;

•	entry into new markets;

•	future changes in interest rates;

•	the benefits of the proposed transactions involving us and TIER REIT, Inc. ("TIER"), including all future financial and operating results, plans, objectives, expectations and intentions;

•	benefits of the proposed transactions with TIER to tenants, employees, stockholders, and other constituents of the combined company;

•	integrating TIER with us;

•	the expected timetable for completing the proposed transactions with TIER; and

•	all statements that address operating performance, events, or developments that we expect or anticipate will occur in the future — including statements relating to creating value for stockholders.
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

•	changes in the needs of our tenants brought about by the desire for co-working arrangements, trends toward utilizing less office space per employee, and the effect of telecommuting;

•	any adverse change in the financial condition of one or more of our major tenants;

•	volatility in interest rates and insurance rates;

•	competition from other developers or investors;

•	the risks associated with real estate developments (such as zoning approval, receipt of required permits, construction delays, cost overruns, and leasing risk);

•	cyber security breaches;

•	changes in senior management and the loss of key personnel;

•	the potential liability for uninsured losses, condemnation, or environmental issues;

•	the potential liability for a failure to meet regulatory requirements;

•	the financial condition and liquidity of, or disputes with, joint venture partners;

•	any failure to comply with debt covenants under credit agreements;

•	any failure to continue to qualify for taxation as a real estate investment trust and meet regulatory requirements;

•	potential changes to state, local, or federal regulations applicable to our business;

•	material changes in the rates or the ability to pay dividends on common shares or other securities;

•	potential changes to the tax laws impacting REITs and real estate in general;

•	risks associated with the ability to consummate the proposed transactions with TIER and the timing of the closing of the proposed transactions with TIER;

•	the failure to obtain debt financing arrangements in connection with the proposed transactions with TIER;

•	the ability to secure favorable interest rates on debt financing incurred in connection with the proposed transactions with TIER;

•	the ability to successfully integrate our operations and employees in connection with the proposed transaction with TIER;

•	the ability to realize anticipated benefits and synergies of the proposed transactions with TIER;

•	the outcome of pending litigation related to the merger with TIER;

•	the amount of the costs, fees, expenses, and charges related to the proposed transactions with TIER; and

•
those additional risks and factors discussed in reports filed with the Securities and Exchange Commission (“SEC”) by the Company and TIER, and those additional risks and factors discussed in reports filed with the SEC by the Company.

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

PART I — FINANCIAL INFORMATION
Item 1.    Financial Statements.
COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share and per share amounts)

	March 31, 2019	December 31, 2018
	(unaudited)
Assets:
Real estate assets:
Operating properties, net of accumulated depreciation of $459,423 and $421,495 in 2019 and 2018, respectively	$3,714,115	$3,603,011
Projects under development	35,282	24,217
Land	35,868	72,563
	3,785,265	3,699,791

Cash and cash equivalents	3,456	2,547
Restricted cash	170	148
Notes and accounts receivable	10,558	13,821
Deferred rents receivable	91,240	83,116
Investment in unconsolidated joint ventures	167,429	161,907
Intangible assets, net	146,994	145,883
Other assets	46,081	39,083
Total assets	$4,251,193	$4,146,296
Liabilities:
Notes payable	$1,116,474	$1,062,570
Accounts payable and accrued expenses	91,477	110,159
Deferred income	55,074	41,266
Intangible liabilities, net of accumulated amortization of $45,545 and $42,473 in 2019 and 2018, respectively	53,869	56,941
Other liabilities	106,070	54,204
Total liabilities	1,422,964	1,325,140
Commitments and contingencies
Equity:
Stockholders' investment:
Preferred stock, $1 par value, 20,000,000 shares authorized, 6,867,357 shares issued and outstanding in 2019 and 2018	6,867	6,867
Common stock, $1 par value, 700,000,000 shares authorized, 430,926,519 and 430,724,520 shares issued in 2019 and 2018, respectively	430,927	430,725
Additional paid-in capital	3,605,692	3,606,191
Treasury stock at cost, 10,339,735 shares in 2019 and 2018	(148,473)	(148,473)
Distributions in excess of cumulative net income	(1,124,596)	(1,129,445)
Total stockholders' investment	2,770,417	2,765,865
Nonredeemable noncontrolling interests	57,812	55,291
Total equity	2,828,229	2,821,156
Total liabilities and equity	$4,251,193	$4,146,296

See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2019	2018
Revenues:
Rental property revenues	$123,345	$113,348
Fee income	8,728	2,894
Other	660	960
	132,733	117,202
Expenses:
Rental property operating expenses	43,487	40,191
Reimbursed expenses	932	942
General and administrative expenses	11,460	6,809
Interest expense	10,820	9,778
Depreciation and amortization	45,861	45,093
Acquisition costs	3	91
Other	180	320
	112,743	103,224
Income from unconsolidated joint ventures	2,904	2,885
Gain (loss) on sale of investment properties	13,111	(372)
Loss on extinguishment of debt	—	(85)
Net income	36,005	16,406
Net income attributable to noncontrolling interests	(664)	(363)
Net income available to common stockholders	$35,341	$16,043

Net income per common share — basic and diluted	$0.08	$0.04
Weighted average shares — basic	420,510	420,154
Weighted average shares — diluted	427,607	427,695

See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
Three Months Ended March 31, 2019 and 2018
(unaudited, in thousands)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Treasury Stock	Distributions in Excess of Net Income	Stockholders’ Investment	Nonredeemable Noncontrolling Interests	Total Equity
Balance December 31, 2018	$6,867	$430,725	$3,606,191	$(148,473)	$(1,129,445)	$2,765,865	$55,291	$2,821,156
Net income	—	—	—	—	35,341	35,341	664	36,005
Common stock issued pursuant to stock based compensation	—	202	(1,106)	—	—	(904)	—	(904)
Amortization of stock options and restricted stock, net of forfeitures	—	—	607	—	—	607	—	607
Contributions from nonredeemable noncontrolling interests	—	—	—	—	—	—	2,581	2,581
Distributions to nonredeemable noncontrolling interests	—	—	—	—	—	—	(724)	(724)
Common dividends ($0.0725 per share)	—	—	—	—	(30,492)	(30,492)	—	(30,492)
Balance March 31, 2019	$6,867	$430,927	$3,605,692	$(148,473)	$(1,124,596)	$2,770,417	$57,812	$2,828,229

Balance December 31, 2017	$6,867	$430,350	$3,604,776	$(148,373)	$(1,121,647)	$2,771,973	$53,138	$2,825,111
Net income	—	—	—	—	16,043	16,043	363	16,406
Common stock issued pursuant to stock based compensation	—	232	(991)	—	—	(759)	—	(759)
Cumulative effect of change in accounting principle	—	—	—	—	22,329	22,329	—	22,329
Amortization of stock options and restricted stock, net of forfeitures	—	(9)	551	—	—	542	—	542
Distributions to nonredeemable noncontrolling interests	—	—	—	—	—	—	(399)	(399)
Common dividends ($0.065 per share)	—	—	—	—	(27,315)	(27,315)	—	(27,315)
Balance March 31, 2018	$6,867	$430,573	$3,604,336	$(148,373)	$(1,110,590)	$2,782,813	$53,102	$2,835,915
See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$36,005	$16,406
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) loss on sale of investment properties	(13,111)	372
Depreciation and amortization	45,861	45,093
Amortization of deferred financing costs and premium/discount on notes payable	615	552
Stock-based compensation expense, net of forfeitures	607	542
Effect of non-cash adjustments to revenues	(11,933)	(9,996)
Income from unconsolidated joint ventures	(2,904)	(2,885)
Operating distributions from unconsolidated joint ventures	2,536	2,564
Loss on extinguishment of debt	—	85
Changes in other operating assets and liabilities:
Change in other receivables and other assets, net	(1,720)	(7,094)
Change in operating liabilities, net	(11,455)	(24,733)
Net cash provided by operating activities	44,501	20,906
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from investment property sales	57,676	—
Property acquisition, development, and tenant asset expenditures	(122,785)	(60,175)
Investment in unconsolidated joint ventures	(5,566)	(21,613)
Distributions from unconsolidated joint ventures	—	242
Change in notes receivable and other assets	(23)	(795)
Other	—	(472)
Net cash used in investing activities	(70,698)	(82,813)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facility	160,000	—
Repayment of credit facility	(103,600)	—
Repayment of notes payable	(2,710)	(2,161)
Payment of deferred financing costs	—	(6,013)
Contributions from nonredeemable noncontrolling interests	2,581	—
Distributions to nonredeemable noncontrolling interests	(724)	(399)
Common dividends paid	(27,326)	(25,169)
Other	(1,093)	(759)
Net cash provided by (used in) financing activities	27,128	(34,501)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	931	(96,408)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	2,695	205,745
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$3,626	$109,337
See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)
1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of Business
Cousins Properties Incorporated (“Cousins”), a Georgia corporation, is a publicly traded (NYSE: CUZ), self-administered, and self-managed real estate investment trust (“REIT”). Cousins conducts substantially all of its operations through Cousins Properties LP ("CPLP"). Cousins owns approximately 98% of CPLP and consolidates CPLP. Cousins TRS Services LLC ("CTRS"), which is wholly owned by CPLP, is a taxable entity which owns and manages its own real estate portfolio and performs certain real estate related services for other parties. Cousins, CPLP, CTRS, and their subsidiaries are hereinafter referred to collectively as "the Company."
The Company develops, acquires, leases, manages, and owns Class A office and mixed-use properties in Sunbelt markets with a focus on Georgia, Texas, North Carolina, Arizona, and Florida. Cousins has elected to be taxed as a REIT and intends to, among other things, distribute 100% of its net taxable income to stockholders, thereby eliminating any liability for federal income taxes under current law. Therefore, the results included herein do not include a federal income tax provision for Cousins.
Basis of Presentation
The condensed consolidated financial statements are unaudited and were prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, these financial statements reflect all adjustments necessary (which adjustments are of a normal and recurring nature) for the fair presentation of the Company's financial position as of March 31, 2019 and the results of operations for the three months ended March 31, 2019 and 2018. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of results expected for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018. The accounting policies employed are substantially the same as those shown in note 2 to the consolidated financial statements included therein.
For the three months ended March 31, 2019 and 2018, there were no items of other comprehensive income. Therefore, no presentation of comprehensive income is required. Additionally, certain subtotals within the condensed consolidated statements of operations for the three months ended March 31, 2018 were removed to conform to the current period presentation.
The Company evaluates all partnerships, joint ventures, and other arrangements with variable interests to determine if the entity or arrangement qualifies as a variable interest entity ("VIE"), as defined in the Financial Accounting Standard Board's ("FASB") Accounting Standards Codification ("ASC"). If the entity or arrangement qualifies as a VIE and the Company is determined to be the primary beneficiary, the Company is required to consolidate the assets, liabilities, and results of operations of the VIE.
In the first quarter of 2019, the Company transferred the right to acquire a building to a special purpose entity to facilitate a potential Section 1031 exchange under the Internal Revenue Code of 1986, as amended, and the special purpose entity acquired the building. To realize the tax deferral available under Section 1031, the Company must complete the exchange and relinquish title to the to-be-exchanged building within 180 days of the purchase date. The Company has determined that this special purpose entity is a VIE, and the Company is the primary beneficiary. Therefore, the Company consolidates this entity. As of March 31, 2019, this VIE had total assets of $92.3 million, no significant liabilities, and no significant cash flows.
Recently Issued Accounting Standards
On January 1, 2019, the Company adopted Accounting Standards Update ("ASU") 2016-02, "Leases," ("ASC 842") which amended the previous standard for lease accounting by requiring lessees to record most leases on their balance sheets and making targeted changes to lessor accounting and reporting. The new standard requires lessees to record a right-of-use asset and a lease liability for leases and classify such leases as either finance or operating leases based on the principle of whether the lease is effectively a financed purchase of the leased asset by the lessee. The classification of the leases determines whether the lease expense is recognized based on an effective interest method (finance leases) or on a straight-line basis over the term of the lease (operating leases). The new standard also revised the treatment of indirect leasing costs and permits the capitalization and amortization of direct leasing costs only. For the three months ended March 31, 2018, the Company capitalized $1.2 million of indirect leasing costs.
The Company adopted the following optional practical expedients provided in ASC 842:
•no reassessment of any expired or existing contracts to determine if they contain a lease;
•no requirement to write-off any unamortized, previously capitalized, initial direct costs for existing leases;
•no recognition of right-of-use assets for leases with at term of one year or less;

•	no requirement to separately classify and disclose non-lease components of revenue in lease contracts from the related lease components provided certain conditions are met; and,

•	no requirement to reassess the classification of existing leases as finance leases versus operating leases.
For those leases where the Company is lessee, specifically ground leases, the adoption of ASC 842 required the Company to record a right-of-use asset and a lease liability on the consolidated balance sheet. The Company recorded right-of-use assets and lease liabilities in the amount of $56.3 million upon the adoption of ASC 842. In calculating the right of use asset and lease liability the Company used a weighted average discount rate of 4.49%, which represented the Company's incremental borrowing rate related to the ground lease assets as of January 1, 2019. Ground leases executed before the adoption of ASC 842 are accounted for as operating leases and did not result in a materially different ground lease expense. However, most ground leases executed after the adoption of ASC 842 are expected to be accounted for as finance leases, which will result in ground lease expense being recorded using the effective interest method instead of the straight-line method over the term of the lease, resulting in higher ground lease expense in the earlier years of a ground lease when compared to the straight line method. The Company used the "modified retrospective" method upon adoption of ASC 842, which permitted application of the new standard on the adoption date as opposed to the earliest comparative period presented in its financial statements. For additional disclosures, see note 4 "Leases."
On January 1, 2018, the Company adopted, ASU 2017-05, “Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets” (“ASU 2017-05"). As a result of the adoption of ASU 2017-05, the Company recorded a cumulative effect from change in accounting principle, which credited distributions in excess of cumulative net income by $22.3 million. This cumulative effect adjustment resulted from the 2013 transfer of a wholly-owned property to an entity in which it had a noncontrolling interest.
2. MERGER WITH TIER REIT, INC.
On March 25, 2019, the Company and TIER REIT, Inc. (“TIER”) entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which TIER will merge with and into a subsidiary of the Company (the “Merger”). Pursuant to the Merger Agreement, upon the terms and subject to the conditions of the Merger Agreement, upon closing, each share of TIER common stock, issued and outstanding, will be converted into the right to receive 2.98 newly issued shares of the Company’s common stock. In addition, upon closing, each outstanding award of TIER restricted shares and restricted stock units will become fully vested (in the case of restricted stock units, to the extent provided in the TIER equity plan, and in the case of any performance-based restricted stock units, with performance determined to be achieved as set forth in the TIER equity plan) and will convert into newly issued shares of Company common stock on the same basis as other shares of TIER common stock.
The respective boards of directors (the “Board of Directors”) of the Company and TIER have unanimously approved the Merger Agreement and have recommended that their respective stockholders approve their Merger-related propsals. Upon closing, two members of the Board of Directors of TIER, Scott W. Fordham and one additional independent member on the Board of Directors of TIER to be mutually agreed upon by the parties, will be appointed to the Board of Directors of the Company.
The closing of the Merger is subject to satisfaction or waiver of certain conditions, including: (1) approval of the Merger by TIER stockholders; (2) approval of the issuance of Company common stock by the Company’s stockholders; (3) approval for listing on the New York Stock Exchange of the Company common stock to be issued in the Merger; (4) the absence of an injunction or law prohibiting the Merger; (5) the correctness of all representations and warranties, made by the parties to the Merger Agreement and performance by the parties of their obligations under the Merger Agreement (subject in most cases to materiality or material adverse effect qualifications) and receipt of an officer's certificate from each party attesting thereto; (6) receipt by the Company and by TIER of an opinion to the effect that the Merger will qualify as a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended (the “Code”), and of an opinion as to the qualification of the Company and TIER, respectively, as a real estate investment trust (“REIT”) under the Code; and (7) effectiveness of the registration statement that will contain the joint proxy statement/prospectus sent to Company and TIER stockholders.
The Merger Agreement contains customary representations and warranties by each party. The Company and TIER have also agreed to various customary covenants and agreements, including, among others, to conduct their business in the ordinary course consistent with past practice during the period between the execution of the Merger Agreement and closing and to maintain REIT status. The Merger Agreement provides that, during the period from the date of the Merger Agreement until closing, TIER will be subject to certain restrictions on its ability to solicit alternative transaction proposals from third parties, to provide non-public information to third parties and to engage in discussions with third parties regarding alternative transaction proposals, subject to customary exceptions.
The Merger Agreement contains certain termination rights for the Company and TIER. The Merger Agreement can be terminated by mutual written consent or by either party (1) if there is a final nonappealable order, decree, or ruling permanently enjoining or otherwise prohibiting the consummation of the Merger; (2) if the Merger has not been consummated by 5:00 p.m., New York time, on October 31, 2019; (3) if the Company’s stockholders fail to approve the issuance of Company common stock in connection with the Merger or TIER’s stockholders fail to approve the Merger; or (4) if the other party has breached or failed to perform any of its representations, warranties, or covenants in a way that prevents satisfaction of a closing condition, subject to a cure period. In addition, the Company may terminate the Merger Agreement if the Board of Directors of TIER changes its recommendation with respect to the Merger or upon a willful breach by TIER of its obligations not to solicit alternative transaction proposals. TIER may terminate the Merger Agreement in order to enter into a definitive agreement with respect to a Superior Proposal (as defined in the Merger Agreement) (subject to compliance with certain terms and conditions included in the Merger Agreement). If the Merger Agreement is terminated because (1) the Board of Directors of TIER changes its recommendation to TIER stockholders with respect to the Merger; (2) TIER terminates the Merger Agreement to enter into a definitive agreement with respect to a Superior Proposal; or (3) TIER consummates or enters into an agreement for an alternative transaction within twelve months following termination under certain circumstances, TIER must pay a termination fee of $45.5 million million to the Company. The amount payable to the Company by TIER may also be reduced to the extent necessary to maintain Cousins' qualification as a REIT. Should any amount of the fee be unpaid because of REIT requirements, TIER shall place the unpaid amount of the fee in escrow and shall not release any portion thereof to Cousins unless and until Cousins receives a reasoned opinion from counsel or other tax advisor or a ruling from the IRS providing that Cousins' receipt of the unpaid fee will not impact its qualification as a REIT under the Code. The obligations of TIER to pay any unpaid portion of the fee shall terminate on December 31 following the date which is five years from the date of March 25, 2019. Amounts remaining in escrow after the obligation of TIER to pay the fee terminates shall be released to TIER.
In connection with the Merger, the Company has filed an amended registration statement on Form S-4 (File No. 333-230968), declared effective by the SEC on May 8, 2019, that includes a joint proxy statement of Cousins and TIER that also constitutes a prospectus of the Company.
The Merger is currently anticipated to close in the second quarter of 2019. During the three months ended March 31, 2019, the Company incurred no material merger-related expenses.
Two putative stockholder class action lawsuits have been filed by purported TIER stockholders challenging the disclosures made in connection with the Merger. the lawsuits seek to enjoin the Merger, to recover damages if the Merger is consummated, attorney's fees, and other relief. Additional lawsuits arising out of the Merger may be filed in the future. For a more detailed description of litigation in connection with the Merger, see note 9 "Commitments and Contingencies."
3. TRANSACTIONS WITH NORFOLK SOUTHERN RAILWAY COMPANY
On March 1, 2019, the Company entered into a series of agreements and executed related transactions with Norfolk Southern Railway Company (“NS”) as follows:

•	Sold land to NS for $52.5 million.

•
Executed a Development Agreement with NS whereby the Company will receive fees totaling $5 million in consideration for development services for NS’s corporate headquarters that will be constructed on the land sold to NS.

•
Executed a Consulting Agreement with NS whereby the Company will receive fees totaling $32 million in consideration for consulting services for NS’s corporate headquarters. The Development Agreement and Consulting Agreement are collectively referred to below as the “Fee Agreements.”

•	Purchased a building from NS (the “1200 Peachtree Building”) for $82 million subject to a three-year market rate lease with NS that covers the entire building.
The Company sold the land to NS for $5.0 million above its carrying amount, which included $37.0 million of land purchased in 2018, $6.5 million of land purchased in 2019, and $4.0 million of site preparation work. The Company purchased the 1200 Peachtree Building from NS for an amount it determined to be $10.3 million below the building’s fair value.
In accordance with Accounting Standards Codification ("ASC") 606, the Company determined that all contracts and transactions associated with NS, with the exception of the aforementioned lease which will be accounted for in accordance with ASC 842, should be combined for accounting purposes given the fact that they were all executed simultaneously for the single commercial purpose of delivering and constructing a corporate headquarters for NS, and the contracts are interdependent and would not have been entered into separately. Further, the Company concluded that the Fee Agreements have a single performance obligation to provide services to NS for a new corporate headquarters as the services being provided to NS are highly interdependent. The transaction price for the Fee Agreements was determined to be comprised of both cash and non-cash consideration associated with this arrangement. The cash consideration represents the amounts to be received under the Fee Agreements as well as the excess of the sales price of the land over the fair value of the land. The non-cash consideration represents the $10.3 million excess of the fair value of the 1200 Peachtree Building over the amount the Company paid. The gross transaction price for the Fee Agreements was $52.3 million.
In accordance with ASC 606, the Company determined that control of the services to be provided under the Fee Agreements is being transferred over time and, thus, the Company must recognize the transaction price in revenue as it satisfies the performance obligation. The Company determined that the inputs method of measuring progress of satisfying the performance obligation was the most appropriate method of recognizing revenue for the Fee Agreements. Therefore, the Company recognized revenue in the quarter ended March 31, 2019, and will recognize future revenue under the Fee Agreements based upon the time spent by the Company’s employees in providing these services as compared to the total estimated time required to satisfy the performance obligation. During the three months ended March 31, 2019, the Company recognized $6.6 million in fee income in its statements of operations related to the Fee Agreements.
The following table summarizes the allocations of the estimated fair value of the assets and liabilities of the 1200 Peachtree Building discussed above (in thousands):

Tangible assets:
Land and improvements	$19,495
Building	62,836
Tangible assets	82,331

Intangible assets:
In-place leases	9,969
Intangible assets	9,969

Total net assets acquired	$92,300
4. LEASES
At March 31, 2019, the Company had three properties subject to operating ground leases with a weighted average remaining term of 74 years and two finance ground leases with a weighted average remaining term of five years. At March 31, 2019, the Company had right-of-use assets of $68.1 million included in operating properties, projects under development, or land on the condensed consolidated balance sheets and a lease liability of $68.0 million included in other liabilities on the condensed consolidated balance sheets. The weighted average discount rate at March 31, 2019 was 4.50%, which represents the Company's incremental borrowing rate related to the ground lease assets.
Rental payments on these ground leases are adjusted periodically based on either the Consumer Price Index, changes in developed square feet on the underlying leased asset, or on a pre-determined schedule. The monthly payments on a pre-determined schedule are recognized on a straight-line basis over the terms of the respective leases while payments resulting from changes in the Consumer Price Index or future development are not estimated as part of our measurement of straight-line rental expense.
For the three months ended March 31, 2019, the Company recognized $839,000 of operating ground lease expense, of which no amounts represented variable lease expenses, and $116,000 of interest expense related to finance ground leases. For the three months ended March 31, 2019, $393,000 was paid in cash for operating ground leases and no cash payments were made for financing ground leases. At March 31, 2019 and December 31, 2018, respectively, the future minimum payments to be made by consolidated entities for ground leases are as follows (in thousands):

March 31, 2019
	Operating Ground Leases	Finance Ground Leases
2019	$1,831	$462
2020	2,460	462
2021	2,497	6,562
2022	2,497	162
2023	2,497	162
Thereafter	202,603	3,838
	$214,385	$11,648

Discount	(156,270)	(1,803)
Lease liability	$58,115	$9,845

December 31, 2018
	Operating Ground Leases	Finance Ground Leases
2019	$2,441	$462
2020	2,460	462
2021	2,497	6,562
2022	2,497	162
2023	2,497	162
Thereafter	202,603	3,838
	$214,995	$11,648

Discount	(156,867)	(1,918)
Lease liability	$58,128	$9,730

5. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES
The following information summarizes financial data and principal activities of the Company's unconsolidated joint ventures. The information included in the following table entitled summary of financial position is as of March 31, 2019 and December 31, 2018. The information included in the summary of operations table is for the three months ended March 31, 2019 and 2018 (in thousands):

	Total Assets		Total Debt		Total Equity		Company’s Investment
SUMMARY OF FINANCIAL POSITION:	2019	2018	2019	2018	2019	2018	2019		2018
Terminus Office Holdings	$261,069	$258,060	$197,598	$198,732	$52,370	$50,539	$49,334		$48,571
DC Charlotte Plaza LLLP	175,223	155,530	—	—	89,989	88,922	47,691		46,554
Austin 300 Colorado Project, LP	66,812	51,180	1	—	46,723	41,298	25,159		22,335
Carolina Square Holdings LP	113,906	106,187	74,649	74,638	27,017	28,844	15,862		16,840
HICO Victory Center LP	15,042	15,069	—	—	14,970	14,801	10,073		10,003
Charlotte Gateway Village, LLC	112,218	112,553	—	—	109,190	109,666	7,987		8,225
AMCO 120 WT Holdings, LLC	50,791	36,680	—	—	44,203	31,372	7,493		5,538
CL Realty, L.L.C.	4,168	4,169	—	—	4,139	4,183	2,864		2,886
Temco Associates, LLC	1,505	1,482	—	—	1,402	1,379	930		919
EP II LLC	246	247	—	—	164	165	30		30
EP I LLC	459	461	—	—	294	296	6		6
Wildwood Associates	11,147	11,157	—	—	11,085	11,108	(472)	(1)	(460)	(1)
Crawford Long - CPI, LLC	26,968	26,429	69,136	69,522	(43,258)	(44,146)	(20,648)	(1)	(21,071)	(1)
	$839,554	$779,204	$341,384	$342,892	$358,288	$338,427	$146,309		$140,376

	Total Revenues		Net Income (Loss)		Company's Share of Income (Loss)
SUMMARY OF OPERATIONS:	2019	2018	2019	2018	2019	2018
Charlotte Gateway Village, LLC	$6,743	$6,772	$2,524	$2,793	$1,262	$1,397
Terminus Office Holdings	11,797	10,922	1,831	1,599	880	830
Crawford Long - CPI, LLC	3,129	3,126	889	823	424	391
DC Charlotte Plaza LLLP	410	—	410	—	205	—
HICO Victory Center LP	130	96	130	96	62	50
Carolina Square Holdings LP	3,294	2,614	170	202	58	(175)
Austin 300 Colorado Project, LP	126	150	72	99	36	49
Temco Associates, LLC	32	48	15	22	11	11
Wildwood Associates	—	—	(23)	(1,000)	(12)	317
CL Realty, L.L.C.	—	—	(29)	(44)	(22)	(28)
EP I LLC	—	4	(2)	(16)	—	(12)
EP II LLC	—	—	—	(5)	—	(4)
AMCO 120 WT Holdings, LLC	—	—	(10)	(7)	—	—
Other	—	—	—	(5)	—	59
	$25,661	$23,732	$5,977	$4,557	$2,904	$2,885
(1) Negative balances are included in deferred income on the balance sheets.

6. INTANGIBLE ASSETS
Intangible assets on the balance sheets as of March 31, 2019 and December 31, 2018 included the following (in thousands):

	2019	2018
In-place leases, net of accumulated amortization of $132,512 and $125,130 in 2019 and 2018, respectively	$108,552	$105,964
Above-market tenant leases, net of accumulated amortization of $20,910 and $19,502 in 2019 and 2018, respectively	19,045	20,453
Below-market ground lease, net of accumulated amortization of $690 and $621 in 2019 and 2018, respectively	17,723	17,792
Goodwill	1,674	1,674
	$146,994	$145,883
The carrying amount of goodwill did not change during the three months ended March 31, 2019 and 2018.
7. OTHER ASSETS
Other assets on the balance sheets as of March 31, 2019 and December 31, 2018 included the following (in thousands):

	2019	2018
Furniture, fixtures and equipment, leasehold improvements, and other deferred costs, net of accumulated depreciation of $26,057 and $25,193 in 2019 and 2018, respectively	$15,011	$14,942
Predevelopment costs and earnest money	10,685	8,249
Prepaid expenses and other assets	9,971	5,087
Line of credit deferred financing costs, net of accumulated amortization of $1,824 and $1,451 in 2019 and 2018, respectively	5,632	5,844
Lease inducements, net of accumulated amortization of $1,724 and $1,545 in 2019 and 2018, respectively	4,782	4,961
	$46,081	$39,083
8. NOTES PAYABLE
The following table summarizes the terms of notes payable outstanding at March 31, 2019 and December 31, 2018 (in thousands):

Description	Interest Rate	Maturity (1)	2019	2018
Term Loan, Unsecured	3.69%	2021	$250,000	$250,000
Senior Notes, Unsecured	3.91%	2025	250,000	250,000
Senior Notes, Unsecured	4.09%	2027	100,000	100,000
Fifth Third Center	3.37%	2026	142,715	143,497
Colorado Tower	3.45%	2026	118,849	119,427
Promenade	4.27%	2022	98,438	99,238
816 Congress	3.75%	2024	81,260	81,676
Credit Facility, Unsecured	3.54%	2023	56,400	—
Meridian Mark Plaza	6.00%	2020	23,391	23,524
			$1,121,053	$1,067,362
Unamortized loan costs			(4,579)	(4,792)
Total Notes Payable			$1,116,474	$1,062,570

(1) Weighted average maturity of notes payable outstanding at March 31, 2019 was 5.4 years.
Credit Facility
The Company has a $1 billion senior unsecured line of credit (the "Credit Facility") that matures on January 3, 2023. The Credit Facility contains financial covenants that require, among other things, the maintenance of an unencumbered interest coverage ratio of at least 1.75; a fixed charge coverage ratio of at least 1.50; and an overall leverage ratio of no more than 60%, plus a portion of the net cash proceeds from certain equity issuances. The Credit Facility also contains customary representations and warranties and affirmative and negative covenants, as well as customary events of default. The amounts outstanding under the Credit Facility may be accelerated upon the occurrence of any events of default.
The interest rate applicable to the Credit Facility varies according to the Company's leverage ratio, and may, at the election of the Company, be determined based on either (1) the current LIBOR plus a spread of between 1.05% and 1.45%, or (2) the greater of Bank of America's prime rate, the federal funds rate plus 0.50%, or the one-month LIBOR plus 1.0% (the "Base Rate"), plus a spread of between 0.10% or 0.45%, based on leverage.
At March 31, 2019, the Credit Facility's spread over LIBOR was 1.05%. The amount that the Company may draw under the Credit Facility is a defined calculation based on the Company's unencumbered assets and other factors.
The total available borrowing capacity under the Credit Facility was $943.6 million at March 31, 2019.
Term Loan
The Company has a $250 million unsecured term loan (the "Term Loan") that matures on December 2, 2021. The Term Loan has financial covenants consistent with those of the Credit Facility. The interest rate applicable to the Term Loan varies according to the Company’s leverage ratio and may, at the election of the Company, be determined based on either (1) the current LIBOR plus a spread of between 1.20% and 1.70%, based on leverage or (2) the greater of Bank of America's prime rate, the federal funds rate plus 0.50%, or the one-month LIBOR plus 1.00% (the “Base Rate”), plus a spread of between 0.00% and 0.75%, based on leverage. At March 31, 2019, the Term Loan's spread over LIBOR was 1.20%.
Unsecured Senior Notes
The Company has $350 million of unsecured senior notes that were funded in two tranches. The first tranche of $100 million has a 10-year maturity and has a fixed annual interest rate of 4.09%. The second tranche of $250 million has an 8-year maturity and has a fixed annual interest rate of 3.91%.
The unsecured senior notes contain financial covenants that require, among other things, the maintenance of an unencumbered interest coverage ratio of at least 2.00; a fixed charge coverage ratio of at least 1.50; an overall leverage ratio of no more than 60%; and a minimum shareholders' equity in an amount equal to $1.9 billion, plus a portion of the net cash proceeds from certain equity issuances. The senior notes also contain customary representations and warranties and affirmative and negative covenants, as well as customary events of default.
Other Debt Information
At March 31, 2019 and December 31, 2018, the estimated fair value of the Company’s notes payable was $1.1 billion for each of the periods, calculated by discounting the debt's remaining contractual cash flows at estimated rates at which similar loans could have been obtained at March 31, 2019 and December 31, 2018. The estimate of the current market rate, which is the most significant input in the discounted cash flow calculation, is intended to replicate debt of similar maturity and loan-to-value relationship. These fair value calculations are considered to be Level 2 under the guidelines as set forth in ASC 820 as the Company utilizes market rates for similar type loans from third party brokers.
For the three months ended March 31, 2019 and 2018, interest was recorded as follows (in thousands):

	2019	2018
Total interest incurred	$11,835	$10,874
Interest capitalized	(1,015)	(1,096)
Total interest expense	$10,820	$9,778
9. COMMITMENTS AND CONTINGENCIES
Commitments
At March 31, 2019, the Company had outstanding performance bonds totaling $556,000. As a lessor, the Company had $95.1 million in future obligations under leases to fund tenant improvements and other future construction obligations at March 31, 2019. As a lessee, the Company had future obligations for other operating leases of $449,000 at March 31, 2019.
Litigation
On May 1, 2019, a purported TIER stockholder filed a putative stockholder class action against TIER and the members of the TIER board of directors challenging the disclosures made in connection with the Merger. The lawsuit is captioned Martin v. TIER REIT, INC., et al., No. 1:19-CV-01292, and is pending in the United States District Court for the District of Maryland. On

May 3, 2019, a purported TIER stockholder filed a putative stockholder class action against TIER, the members of the TIER board of directors, and the Company also challenging the disclosures made in connection with the Merger. The lawsuit is captioned Franchi v. TIER REIT, Inc. et al., No. 1:19-CV-01310, and is also pending in the United States District Court for the District of Maryland. The complaints generally allege that the registration statement filed in connection with the Merger of which this joint proxy statement/prospectus forms a part fails to disclose certain allegedly material information in violation of Section 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder. The alleged omissions relate to (i) the existence of certain provisions in confidentiality agreements entered into between TIER and alternative bidders during the strategic sales process; (ii) certain financial projections and GAAP reconciliations for TIER and the Company; and (iii) certain financial analyses performed by TIER's financial advisor. Plaintiffs seek to enjoin the Defendants from proceeding with the Merger and seek damages in the event the transaction is consummated. TIER and the Company are reviewing the complaints and have not yet formally responded to them, but believe that Plaintiffs' allegations are without merit and intend to defend against them vigorously. However, litigation is inherently uncertain and there can be no assurance regarding the likelihood that TIER's and the Company's defense of the actions will be successful. Accordingly, at this time, the Company is not able to determine if the outcome of these matters will have a material adverse effect on the liquidity, results of operations, business, or financial condition of the Company. Additional lawsuits arising out of the Merger may also be filed in the future.
The Company is subject to various other legal proceedings, claims, and administrative proceedings arising in the ordinary course of business, some of which are expected to be covered by liability insurance. Management makes assumptions and estimates concerning the likelihood and amount of any potential loss relating to these matters using the latest information available. The Company records a liability for litigation if an unfavorable outcome is probable and the amount of loss or range of loss can be reasonably estimated. If an unfavorable outcome is probable and a reasonable estimate of the loss is a range, the Company accrues the best estimate within the range. If no amount within the range is a better estimate than any other amount, the Company accrues the minimum amount within the range. If an unfavorable outcome is probable but the amount of the loss cannot be reasonably estimated, the Company discloses the nature of the litigation and indicates that an estimate of the loss or range of loss cannot be made. If an unfavorable outcome is reasonably possible and the estimated loss is material, the Company discloses the nature and estimate of the possible loss of the litigation. The Company does not disclose information with respect to litigation where an unfavorable outcome is considered to be remote or where the estimated loss would not be material. Based on current expectations, such matters, both individually and in the aggregate, are not expected to have a material adverse effect on the liquidity, results of operations, business or financial condition of the Company.
10. STOCK-BASED COMPENSATION
The Company has several types of stock-based compensation - stock options, restricted stock, and restricted stock units (“RSUs”) - which are described in note 13 of notes to consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2018. The expense related to a portion of the stock-based compensation awards is fixed. The expense related to other stock-based compensation awards fluctuates from period to period dependent, in part, on the Company's stock price and stock performance relative to its peers. The Company recorded stock-based compensation expense, net of forfeitures, of $5.5 million and $2.6 million for the three months ended March 31, 2019 and 2018, respectively.
The Company maintains the 2009 Incentive Stock Plan (the "2009 Plan") and the 2005 Restricted Stock Unit Plan (the “RSU Plan”). Under the 2009 Plan, during the quarter ended March 31, 2019, the Company made restricted stock grants of 263,339 shares to key employees, which vest ratably over a three-year period. Under the RSU Plan, during the quarter ended March 31, 2019, the Company awarded two types of performance-based RSUs to key employees based on the following metrics: (1) Total Stockholder Return of the Company, as defined in the RSU Plan, as compared to the companies in the SNL US REIT Office index (“TSR RSUs”), and (2) the ratio of cumulative funds from operations per share to targeted cumulative funds from operations per share (“FFO RSUs”), as defined in the RSU Plan. The performance period for both awards is January 1, 2019 to December 31, 2021, and the targeted units awarded of TSR RSUs and FFO RSUs was 260,988 and 111,853, respectively. The ultimate payout of these awards can range from 0% to 200% of the targeted number of units depending on the achievement of the market and performance metrics described above. These RSU awards cliff vest on December 31, 2021 and are to be settled in cash with payment dependent on attainment of required service, market, and performance criteria. The number of RSUs vesting will be determined by the Compensation Committee, and the payout per unit will be equal to the average closing price on each trading day during the 30-day period ending on December 31, 2021. The Company expenses an estimate of the fair value of the TSR RSUs over the performance period using a quarterly Monte Carlo valuation. The FFO RSUs are expensed over the vesting period using the fair market value of the Company's stock at the reporting date multiplied by the anticipated number of units to be paid based on the current estimate of what the ratio is expected to be upon vesting. Dividend equivalents on the TSR RSUs and the FFO RSUs will also be paid based upon the percentage vested.
11. REVENUE
The Company categorizes its primary sources of revenue into revenue from contracts with customers and other revenue accounted for as leases under ASC 842 as follows:

•
Rental property revenue consists of (1) contractual revenues from leases recognized on a straight-line basis over the term of the respective lease; (2) percentage rents recognized once a specified sales target is achieved; (3) parking revenue; and (4) the reimbursement of the tenants' share of real estate taxes, insurance, and other operating expenses. The Company's leases typically include renewal options and are classified and accounted for as operating leases. Rental property revenue is accounted for in accordance with the guidance set forth in ASC 842.

•
Fee income consists of development fees, management fees, and leasing fees earned from unconsolidated joint ventures and from third parties. Fee income is accounted for in accordance with the guidance set forth in ASC 606.

•	Other revenue consists primarily of termination fees, which are accounted for in accordance with the guidance set forth in ASC 842.
For the three months ended March 31, 2019, the Company recognized rental property revenue of $123.3 million, of which $32.6 million represented variable rental revenue. For the three months ended March 31, 2018 the Company recognized rental property revenue of $113.3 million. For the three months ended March 31, 2019 and 2018 the Company recognized fee and other revenue of $9.4 million and $3.9 million, respectively. The following tables set forth the future minimum rents to be received by consolidated entities under existing non-cancellable leases as of March 31, 2019 and December 31, 2018, respectively (in thousands):

March 31, 2019

2019	$301,235
2020	400,754
2021	379,056
2022	334,015
2023	301,549
Thereafter	1,266,401
$2,983,010

December 31, 2018

2019	$328,607
2020	330,477
2021	314,410
2022	280,959
2023	256,233
Thereafter	1,115,490
$2,626,176
12. SALE OF AIR RIGHTS
On February 26, 2019, the Company sold air rights that cover eight acres within Downtown Atlanta for a gross sales price of $13.25 million and recorded a gain of $13.1 million.

13. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Earnings per Common Share - basic:
Numerator:
Net income	$36,005	$16,406
Net income attributable to noncontrolling interests in CPLP from continuing operations	(588)	(287)
Net income attributable to other noncontrolling interests	(76)	(76)
Net income available to common stockholders	$35,341	$16,043

Denominator:
Weighted average common shares - basic	420,510	420,154
Earnings per common share - basic	$0.08	$0.04

Earnings per common share - diluted:
Numerator:
Net income	$36,005	$16,406
Net income attributable to other noncontrolling interests	(76)	(76)
Net income available for common stockholders before net income attributable to noncontrolling interests in CPLP	$35,929	$16,330

Denominator:
Weighted average common shares - basic	420,510	420,154
Add:
Potential dilutive common shares - stock options	123	567
Weighted average units of CPLP convertible into common shares	6,974	6,974
Weighted average common shares - diluted	427,607	427,695
Earnings per common share - diluted	$0.08	$0.04

Anti-dilutive stock options outstanding	—	24

14. CONSOLIDATED STATEMENTS OF CASH FLOWS - SUPPLEMENTAL INFORMATION
Supplemental information related to the cash flows, including significant non-cash activity affecting the consolidated statement of cash flows, for the three months ended March 31, 2019 and 2018 is as follows (in thousands):

	2019	2018
Interest paid, net of amounts capitalized	$14,267	$13,775
Non-Cash Transactions:
Ground lease right-of-use assets and associated liabilities	56,294	—
Common stock dividends declared	30,492	27,315
Change in accrued property, acquisition, development, and tenant expenditures	11,085	28,465
Non-cash consideration for property acquisition	10,071	—
Transfers from projects under development to operating properties	—	212,628
Cumulative effect of change in accounting principle	—	22,329

The following table provides a reconciliation of cash, cash equivalents, and restricted cash recorded on the balance sheets to cash, cash equivalents, and restricted cash in the statements of cash flows (in thousands):

	March 31, 2019	December 31, 2018
Cash and cash equivalents	$3,456	$2,547
Restricted cash	170	148
Total cash, cash equivalents, and restricted cash	$3,626	$2,695
15. REPORTABLE SEGMENTS
The Company's segments are based on its method of internal reporting which classifies operations by property type and geographical area. The segments by property type are: Office and Mixed-Use. The segments by geographical region are: Atlanta, Austin, Charlotte, Phoenix, Tampa, and Other. These reportable segments represent an aggregation of operating segments reported to the Chief Operating Decision Maker based on similar economic characteristics that include the type of property and the geographical location. Each segment includes both consolidated operations and the Company's share of unconsolidated joint venture operations.
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
Segment net income, amount of capital expenditures, and total assets are not presented in the following tables because management does not utilize these measures when analyzing its segments or when making resource allocation decisions. Information on the Company's segments along with a reconciliation of NOI to net income for the three months ended March 31, 2019 and 2018 are as follows (in thousands):

Three Months Ended March 31, 2019	Office	Mixed-Use	Total
Net Operating Income:
Atlanta	$37,399	$—	$37,399
Austin	15,948	—	15,948
Charlotte	15,808	—	15,808
Phoenix	9,491	—	9,491
Tampa	7,988	—	7,988
Other	230	867	1,097
Total Net Operating Income	$86,864	$867	$87,731

Three Months Ended March 31, 2018	Office	Mixed-Use	Total
Net Operating Income:
Atlanta	$32,165	$—	$32,165
Austin	14,941	—	14,941
Charlotte	15,842	—	15,842
Phoenix	8,974	—	8,974
Tampa	7,728	—	7,728
Other	440	488	928
Total Net Operating Income	$80,090	$488	$80,578

The following reconciles Net Operating Income to Net Income for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2019	2018
Net Operating Income	$87,731	$80,578
Net operating income from unconsolidated joint ventures	(7,873)	(7,421)
Fee income	8,728	2,894
Other income	660	960
Reimbursed expenses	(932)	(942)
General and administrative expenses	(11,460)	(6,809)
Interest expense	(10,820)	(9,778)
Depreciation and amortization	(45,861)	(45,093)
Acquisition and transaction costs	(3)	(91)
Loss on extinguishment of debt	—	(85)
Other expenses	(180)	(320)
Income from unconsolidated joint ventures	2,904	2,885
Gain (loss) on sale of investment properties	13,111	(372)
Net Income	$36,005	$16,406
Revenues by reportable segment, including a reconciliation to total rental property revenues on the condensed consolidated statements of operations, for three months ended March 31, 2019 and 2018 are as follows (in thousands):

Three Months Ended March 31, 2019	Office	Mixed-Use	Total
Revenues:
Atlanta	$57,468	$—	$57,468
Austin	27,556	—	27,556
Charlotte	23,402	—	23,402
Tampa	12,971	—	12,971
Phoenix	13,003	—	13,003
Other	546	1,181	1,727
Total segment revenues	134,946	1,181	136,127
Less Company's share of rental property revenues from unconsolidated joint ventures	(11,601)	(1,181)	(12,782)
Total rental property revenues	$123,345	$—	$123,345

Three Months Ended March 31, 2018	Office	Mixed-Use	Total
Revenues:
Atlanta	$49,466	$—	$49,466
Austin	26,576	—	26,576
Charlotte	23,041	—	23,041
Tampa	12,536	—	12,536
Phoenix	12,060	—	12,060
Other	524	795	1,319
Total segment revenues	124,203	795	124,998
Less Company's share of rental property revenues from unconsolidated joint ventures	(10,855)	(795)	(11,650)
Total rental property revenues	$113,348	$—	$113,348

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview:
Cousins Properties Incorporated ("Cousins") (and collectively, with its subsidiaries, the "Company," "we," "our," or "us") is a publicly traded (NYSE: CUZ), self-administered, and self-managed real estate investment trust, or REIT. Cousins conducts substantially all of its business through Cousins Properties, LP ("CPLP"). Cousins owns approximately 98% of CPLP and consolidates CPLP. CPLP owns Cousins TSR Services LLC, a taxable entity which owns and manages its own real estate portfolio and performs certain real estate related services for other parties. Our strategy is to create value for our stockholders through ownership of the premier urban office portfolio in the Sunbelt markets, with a particular focus on Georgia, Texas, North Carolina, Arizona, and Florida. This strategy is based on a disciplined approach to capital allocation that includes strategic acquisitions, selective development projects, and timely dispositions of non-core assets. This strategy is also based on a simple, flexible, and low-leveraged balance sheet that allows us to pursue investment opportunities at the most advantageous points in the cycle. To implement this strategy, we leverage our strong local operating platforms within each of our major markets. As of March 31, 2019, our portfolio of real estate assets consisted of interests in 29 operating properties (28 office and one mixed use), containing 16.0 million square feet of space, and three projects (two office and one mixed-use) under active development.
We leased or renewed 682,129 square feet of office space during the first quarter of 2019. The weighted average net effective rent of these leases, representing base rent less operating expense reimbursements and leasing costs, was $24.50 per square foot. For those leases that were previously occupied within the past year, net effective rent increased 22.8%. Same property net operating income (defined below) for consolidated properties and our share of unconsolidated properties increased by 4.3% between the three months ended March 31, 2019 and 2018.
On March 1, 2019, we entered into a series of transactions with Norfolk Southern Railway Company ("NS") whereby we executed a development agreement to develop NS's corporate headquarters in Midtown Atlanta and purchased 1200 Peachtree, a 370,000 square foot office building in Midtown Atlanta, from NS that is 100% leased by NS through December 31, 2021. In the first quarter of 2019, we recognized $6.6 million in fee income related to this arrangement.
On March 25, 2019, we entered into an agreement and plan of merger (the "Merger Agreement") with TIER REIT, Inc. ("TIER") whereby TIER will merge with and into a subsidiary of Cousins. We believe that this merger will enhance our position in our existing markets of Austin and Charlotte, provide a strategic entry into Dallas, and balance our exposure in Atlanta. The Merger is also expected to enhance growth and value-add opportunities as TIER has an active and attractive development portfolio and land bank. Upon closing, we expect to have a portfolio of over 21 million square feet in premier Sunbelt markets. For additional information about the Merger, see "Liquidity and Capital Resources -- Merger with TIER."
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

	Three Months Ended March 31,
	2019	2018	$ Change	% Change
Rental Property Revenues
Same Property	$110,530	$105,680	$4,850	4.6%
Non-Same Property	12,815	7,668	5,147	67.1%
Total Rental Property Revenues	$123,345	$113,348	$9,997	8.8%

Rental Property Operating Expenses
Same Property	$40,380	$38,605	$1,775	4.6%
Non-Same Property	3,107	1,586	1,521	95.9%
Total Rental Property Operating Expenses	$43,487	$40,191	$3,296	8.2%

Net Operating Income
Same Property NOI	$70,150	$67,075	$3,075	4.6%
Non-Same Property NOI	9,708	6,082	3,626	59.6%
Total NOI	$79,858	$73,157	$6,701	9.2%
Same property NOI increased $3.1 million (4.6%) between the 2019 and 2018 three month periods. The increase is primarily due to higher occupancy rates at Northpark, Corporate Center, 111 Congress, and 816 Congress. Non-same property NOI increased $3.6 million (59.6%) between the 2019 and 2018 three month periods primarily due to commencement of operations at the second and final phase of Spring & 8th in the fourth quarter of 2018 and at 1200 Peachtree in the first quarter of 2019 and due to the lease-up of 8000 Avalon. Non-same property expenses increased $1.5 million while non-same property revenues increased $5.1 million because we receive, and recognize, a high percentage of operating expenses in revenue from our tenant at Spring & 8th and because our tenant at 1200 Peachtree is responsible for paying all operating expenses.
Fee Income
Fee income increased $5.8 million (202%) between the 2019 and 2018 three month periods. The increase is primarily driven by fee income related to the NS transactions.
General and Administrative Expenses
General and administrative expenses increased $4.7 million (68%) between the 2019 and 2018 three month periods. The increase is primarily driven by long-term compensation expense increases as a result of fluctuations in our common stock price relative to our office peers included in the SNL US Office REIT Index.
Interest Expense
Interest expense, net of amounts capitalized, increased $1.0 million (11%) between the 2019 and 2018 three month periods due to an increase in LIBOR causing an increase in interest expense on the term loan and line of credit and an increase in the average debt outstanding on the line of credit.
Income from Unconsolidated Joint Ventures
Income from unconsolidated joint ventures consisted of the Company's share of the following (in thousands):

	Three Months Ended March 31,
	2019	2018	$ Change	% Change
Net operating income	$7,873	$7,421	$452	6.1%
Other income, net	39	350	(311)	(88.9)%
Depreciation and amortization	(3,254)	(3,419)	165	(4.8)%
Interest expense	(1,754)	(1,515)	(239)	15.8%
Net gain on sale of investment property	—	48	(48)	(100.0)%
Income from unconsolidated joint ventures	$2,904	$2,885	$19	0.7%
Net operating income from unconsolidated joint ventures increased $452,000 (6%) between the three month periods primarily due to the commencement of operations at Dimensional Place, the office building owned by the DC Charlotte Plaza LLLP joint venture, in the first quarter of 2019. Other income from unconsolidated joint ventures decreased $311,000 (89%) between the three month periods primarily due to the 2018 sale of a parcel of land held by the Wildwood Associates joint venture.
Gain (Loss) on Sale of Investment Properties
The gain on the sale of investment properties in the three months ended March 31, 2019 relates to the sale of the Company's air rights that cover approximately eight acres within an area of Downtown Atlanta.
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
FFO is used by industry analysts and investors as a supplemental measure of a REIT’s operating performance. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry investors and analysts have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. Thus, NAREIT created FFO as a supplemental measure of REIT operating performance that excludes historical cost depreciation, among other items, from GAAP net income. The use of FFO, combined with the required primary GAAP presentations, has been fundamentally beneficial, improving the understanding of operating results of REITs among the investing public and making comparisons of REIT operating results more meaningful. Company management evaluates operating performance in part based on FFO. Additionally, we use FFO, along with other measures, to assess performance in connection with evaluating and granting incentive compensation to its officers and other key employees. The reconciliation of net income to FFO is as follows for the three months ended March 31, 2019 and 2018 (in thousands, except per share information):

	Three Months Ended March 31,
	2019	2018
Net Income Available to Common Stockholders	$35,341	$16,043
Depreciation and amortization of real estate assets:
Consolidated properties	45,405	44,620
Share of unconsolidated joint ventures	3,254	3,419
Partners' share of real estate depreciation	(96)	(69)
(Gain) loss on sale of depreciated properties:
Consolidated properties	21	372
Share of unconsolidated joint ventures	—	(48)
Non-controlling interest related to unit holders	588	287
Funds From Operations	$84,513	$64,624
Per Common Share — Diluted:
Net Income Available to Common Stockholders	$0.08	$0.04
Funds From Operations	$0.20	$0.15
Weighted Average Shares — Diluted	427,607	427,695

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
The following table reconciles NOI for consolidated properties to Net Income each of the periods presented (in thousands):

	Three Months Ended March 31,
	2019	2018
Net Income	$36,005	$16,406
Fee income	(8,728)	(2,894)
Other income	(660)	(960)
Reimbursed expenses	932	942
General and administrative expenses	11,460	6,809
Interest expense	10,820	9,778
Depreciation and amortization	45,861	45,093
Acquisition and transaction costs	3	91
Other expenses	180	320
Income from unconsolidated joint ventures	(2,904)	(2,885)
Gain (loss) on sale of investment properties	(13,111)	372
Loss on extinguishment of debt	—	85
Net Operating Income	$79,858	$73,157

Liquidity and Capital Resources
Our primary short-term and long-term liquidity needs include the following:

•	property and land acquisitions;

•	expenditures on development projects;

•	building improvements, tenant improvements, and leasing costs;

•	principal and interest payments on indebtedness; and

•	common stock dividends and distributions to outside unitholders of CPLP.
We may satisfy these needs with one or more of the following:

•	cash and cash equivalents on hand;

•	net cash from operations;

•	proceeds from the sale of assets;

•	borrowings under our credit facility;

•	proceeds from mortgage notes payable;

•	proceeds from construction loans;

•	proceeds from unsecured loans;

•	proceeds from offerings of equity securities; and

•	joint venture formations.
As of March 31, 2019, we had $56.4 million drawn under our Credit Facility with the ability to borrow an additional $943.6 million.
Merger with TIER
On March 25, 2019, we entered into the Merger Agreement with TIER, pursuant to which TIER will merge with and into one of our subsidiaries (the “Merger”). Pursuant to the Merger Agreement, upon the terms and subject to the conditions of the Merger Agreement, upon closing, each share of TIER common stock issued and outstanding will be converted into the right to receive 2.98 newly issued shares of our common stock. In addition, upon closing, each outstanding award of TIER restricted shares and restricted stock units will become fully vested (in the case of restricted stock units, to the extent provided in the TIER equity plan, and in the case of any performance-based restricted stock units, with performance determined to be achieved as set forth in the TIER equity plan) and will convert into newly issued shares of our common stock on the same basis as other shares of TIER common stock.
The respective boards of directors (the “Board of Directors”) have unanimously approved the Merger Agreement and have recommended that their respective stockholders approve their Merger-related proposals. Upon closing, two members of the Board of Directors of TIER, Scott W. Fordham and one additional independent member on the Board of Directors of TIER to be mutually agreed upon by the parties, will be appointed to our Board of Directors.
The closing of the Merger is subject to satisfaction or waiver of certain conditions, including: (1) approval of the Merger by TIER stockholders; (2) approval of the issuance of our common stock by our stockholders; (3) approval for listing on the New York Stock Exchange of our common stock to be issued in the Merger; (4) the absence of an injunction or law prohibiting the MErger; (5) the correctness of all representations and warranties made by the parties to the Merger Agreement and performance by the parties of their obligations under the Merger Agreement (subject in most cases to materiality or material adverse effect qualifications), and receipt of an officer's certificate from each party attesting thereto; (6) receipt by us and by TIER of an opinion to the effect that the Merger will qualify as a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended (the “Code”), and of an opinion as to the qualification of us and TIER, respectively, as a real estate investment trust (“REIT”) under the Code; and (7) effectiveness of the registration statement that will contain the joint proxy statement/prospectus sent to our stockholders and TIER stockholders.
The Merger Agreement contains customary representations and warranties by each party. Both companies have also agreed to various customary covenants and agreements, including, among others, to conduct their business in the ordinary course consistent with past practice during the period between the execution of the Merger Agreement and closing and to maintain REIT status. The Merger Agreement provides that, during the period from the date of the Merger Agreement until closing, TIER will be subject to certain restrictions on its ability to solicit alternative transaction proposals from third parties, to provide non-public information to third parties and to engage in discussions with third parties regarding alternative transaction proposals, subject to customary exceptions.
The Merger Agreement contains certain termination rights for both companies. The Merger Agreement can be terminated by mutual written consent or by either party (1) if there is a final nonappealable order, decree, or ruling permanently enjoining or otherwise prohibiting the consummation of the Merger; (2) if the Merger has not been consummated by 5:00 p.m., New York time, on October 31, 2019; (3) if our stockholders fail to approve the issuance of our common stock in connection with the Merger or

TIER’s stockholders fail to approve the Merger; or (4) if the other party has breached or failed to perform any of its representations, warranties, or covenants in a way that prevents satisfaction of a closing condition, subject to a cure period. In addition, we may terminate the Merger Agreement if the Board of Directors of TIER changes its recommendation with respect to the Merger or upon a willful breach by TIER of its obligations not to solicit alternative transaction proposals. TIER may terminate the Merger Agreement in order to enter into a definitive agreement with respect to a Superior Proposal (as defined in the Merger Agreement) (subject to compliance with certain terms and conditions included in the Merger Agreement). If the Merger Agreement is terminated because (1) the Board of Directors of TIER changes its recommendation with respect to the Merger; (2) TIER terminates the Merger Agreement to enter into a definitive agreement with respect to a Superior Proposal; or (3) TIER consummates or enters into an agreement for an alternative transaction within twelve months following termination under certain circumstances, TIER must pay a termination fee of $45.5 million to Cousins. The amount payable to Cousins by TIER may also be reduced to the extent necessary to maintain Cousins' qualification as a REIT. should any amount of the fee be unpaid because of REIT requirements, TIER shall place the unpaid amount of the fee in escrow and shall not release any portion thereof to Cousins unless and until Cousins receives a reasoned opinion from counsel or other tax advisor or a ruling from the IRS providing that Cousins; receipt of the unpaid fee will not impact its qualification as a REIT under the Code. The obligations of TIER to pay any unpaid portion of the fee shall terminate on December 31 following the date which is five years from the date of March 25, 2019. Amounts remaining in escrow after the obligation of TIER to pay the fee terminates shall be released to TIER.
In connection with the Merger, we have filed an amended registration statement on Form S-4 (File No. 333-230968), declared effective by the SEC on May 8, 2019, that includes a joint proxy statement of Cousins and TIER that also constitutes a prospectus of Cousins.
The Merger is currently anticipated to close in the second quarter of 2019. During the three months ended March 31, 2019, we incurred no material merger-related expenses.
Two putative stockholder class action lawsuits have been filed by purported TIER stockholders challenging the disclosures made in connection with the Merger. The lawsuits seek to enjoin the Merger, to recover damages if the Merger is consummated, attorney's fees, and other relief. Additional lawsuits arising out of the Merger may be filed in the future. For a more detailed description of litigation in connection with the Merger, see note 9 to the financial statements.
Contractual Obligations and Commitments
The following table sets forth information as of March 31, 2019 with respect to our outstanding contractual obligations and commitments (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 years
Contractual Obligations:
Company debt:
Term Loan	$56,400	$—	$—	$56,400	$—
Unsecured Senior Notes	350,000	—	—	—	350,000
Unsecured Credit Facility	250,000	—	250,000	—	—
Mortgage notes payable	464,653	8,287	45,083	105,316	305,967
Interest commitments (1)	222,833	40,566	77,277	52,792	52,198
Ground leases	226,033	2,904	11,990	5,318	205,821
Other operating leases	449	239	207	3	—
Total contractual obligations	$1,570,368	$51,996	$384,557	$219,829	$913,986
Commitments:
Unfunded tenant improvements and construction obligations	$95,125	$90,971	$4,154	$—	$—
Performance bonds	556	530	26	—	—
Total commitments	$95,681	$91,501	$4,180	$—	$—

(1)	Interest on variable rate obligations is based on rates effective as of March 31, 2019.
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
Over 75% of our debt bears interest at a fixed rate. Our variable-interest debt instruments, including our Credit Facility and $250 million term loan, may use London Interbank Offering Rate ("LIBOR") as a benchmark for establishing the rate. LIBOR is the subject of recent regulatory guidance and proposals for reform. These reforms may cause LIBOR to no longer be provided or to perform differently than in the past. If LIBOR is no longer widely available, or otherwise at our option, our Credit Facility and term loan facilities provide for alternate interest rate calculations. For additional information, please refer to Item 3, "Quantitative and Qualitative Disclosures about Market Risk", for additional information regarding interest rate risk.

Future Capital Requirements
To meet capital requirements for future investment activities over the long term, we intend to actively manage our portfolio of properties, generating internal cash flows, and strategically sell assets. We expect to continue to utilize indebtedness to fund future commitments, if available and under appropriate terms. We may also seek equity capital and capital from joint venture partners to implement our strategy.
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
Cash Flows Summary
We report and analyze our cash flows based on operating activities, investing activities, and financing activities. The following table sets forth the changes in cash flows (in thousands):

	Three Months Ended March 31,
	2019	2018	Change
Net cash provided by operating activities	$44,501	$20,906	$23,595
Net cash used in investing activities	(70,698)	(82,813)	12,115
Net cash provided by (used in) financing activities	27,128	(34,501)	61,629
The reasons for significant increases and decreases in cash flows between the periods are as follows:
Cash Flows from Operating Activities. Cash flows from operating activities increased $23.6 million between the 2019 and 2018 three month periods primarily due to 2019 development fees received related to the NS transactions; increased occupancy rates at Northpark, Corporate Center, 111 Congress, and 816 Congress; and the commencement of operations at the second and final phase of Spring & 8th in the fourth quarter of 2018 and at 1200 Peachtree in the first quarter of 2019.
Cash Flows from Investing Activities. Cash flows from investing activities increased $12.1 million between the 2019 and 2018 three month periods primarily due to an increase in proceeds from investment property sales and a decrease in contributions to unconsolidated joint ventures partially offset by an increase in acquisition and development expenses.
Cash Flows from Financing Activities. Cash flows from financing activities increased $61.6 million between the 2019 and 2018 three month periods, primarily due to an increase in net borrowings under the credit facility.
Capital Expenditures. We incur costs related to our real estate assets that include acquisition of properties, development of new properties, redevelopment of existing or newly purchased properties, leasing costs for new or replacement tenants, and ongoing property repairs and maintenance.
Capital expenditures for assets we develop or acquire and then hold and operate are included in the property acquisition, development, and tenant asset expenditures line item within investing activities on the condensed consolidated statements of cash flows. Amounts accrued are removed from the table below (accrued capital adjustment) to show the components of these costs on a cash basis. Components of costs included in this line item for the three months ended March 31, 2019 and 2018 are as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Acquisition of property	$82,120	$—
Development	11,983	12,573
Operating — leasing costs	6,647	14,374
Operating — building improvements	2,330	1,488
Purchase of land held for investment	6,512	—
Capitalized interest	1,015	1,096
Capitalized personnel costs	1,093	2,179
Change in accrued capital expenditures	11,085	28,465
Total property acquisition, development, and tenant asset expenditures	$122,785	$60,175
Capital expenditures, including capitalized interest, increased $62.6 million between the 2019 and 2018 three month periods primarily due to the purchase of 1200 Peachtree and land, offset by a decrease in leasing costs and accrued capital expenditures. Tenant improvements and leasing costs, as well as related capitalized personnel costs, are a function of the number and size of newly executed leases or renewals of existing leases. The amounts of tenant improvement and leasing costs for our office portfolio on a per square foot basis for the three months ended March 31, 2019 and 2018 were as follows:

	2019	2018
New leases	$1.82	$6.83
Renewal leases	$4.74	$5.40
Expansion leases	$7.29	$7.16
The amounts of tenant improvement and leasing costs on a per square foot basis vary by lease and by market. During the first quarter of 2019, the Company executed a new full-building lease at 1200 Peachtree with Southern that had lower than average tenant improvement and leasing costs.
Dividends. We paid common dividends of $27.3 million and $25.2 million in the 2019 and 2018 three month periods, respectively. We funded the common dividends with cash on hand and cash provided by operating activities. We expect to fund our future quarterly common dividends with cash provided by operating activities, also using proceeds from investment property sales, distributions from unconsolidated joint ventures, and indebtedness, if necessary.
On a quarterly basis, we review the amount of the common dividend in light of current and projected future cash flows from the sources noted above and also consider the requirements needed to maintain our REIT status. As a result of this review, in the first quarter of 2019, we declared a common dividend per share of $0.0725 which was an increase from the previous quarter's dividend of $0.065 per share. In addition, we have certain covenants under credit agreements which could limit the amount of common dividends paid. In general, common dividends of any amount can be paid as long as leverage, as defined in our credit agreements, is less than 60% and we are not in default. Certain conditions also apply in which we can still pay common dividends if leverage is above that amount. We routinely monitor the status of our common dividend payments in light of the covenants of our credit agreements.
Off Balance Sheet Arrangements
General. We have a number of off balance sheet joint ventures with varying structures, as described in note 6 of our 2018 Annual Report on Form 10-K and note 5 of this Form 10-Q. The joint ventures in which we have an interest are involved in the ownership, acquisition, and/or development of real estate. A venture will fund capital requirements or operational needs with cash from operations or financing proceeds, if possible. If additional capital is deemed necessary, a venture may request a contribution from the partners, and we will evaluate such request.
Debt. At March 31, 2019, our unconsolidated joint ventures had aggregate outstanding indebtedness to third parties of $341.4 million. These loans are generally mortgage or construction loans, most of which are non-recourse to us except as described in the paragraph below. In addition, in certain instances, we provide “non-recourse carve-out guarantees” on these non-recourse loans. Certain of these loans have variable interest rates, which creates exposure to the ventures in the form of market risk from interest rate changes.
We guarantee 12.5% of the loan amount related to the Carolina Square construction loan, which has a lending capacity of $79.8 million, and an outstanding balance of $74.6 million as of March 31, 2019. At March 31, 2019, we guaranteed $9.3 million of the amount outstanding.
Critical Accounting Policies
There have been no material changes in the critical accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes in the market risk associated with our notes payable at March 31, 2019 compared to that as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.
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

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings.
Information regarding legal proceedings is described under the subheading "Litigation" in note 9 to the unaudited condensed consolidated financial statements set forth in this Form 10-Q.
Item 1A. Risk Factors
Risk factors that affect our business and financial results are discussed in Part I, "Item 1A. Risk Factors," of our Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material changes in our risk factors from those previously disclosed in our Annual Report other than as set forth below. You should carefully consider the risks described in our Annual Report and below, which could materially affect our business, financial condition or future results. The risks described in our Annual Report and below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.
The Merger may not be completed on the terms or timeline currently contemplated, or at all.
The completion of the Merger is subject to certain conditions, including: (i) approval by our common stockholders of the issuance of our common stock and approval by the TIER common stockholders of the Merger; (ii) approval for listing on the NYSE of our common stock to be issued in the Merger; (iii) the absence of an injunction or law prohibiting the Merger; (iv) accuracy of each party’s representations, subject in most cases to materiality or material adverse effect qualifications, and receipt by each party of a certificate to such effect; (v) material compliance with each party’s covenants; (vi) receipt by us and TIER of an opinion to the effect that the Merger will qualify as a “reorganization” within the meaning of Section 368(a) of the Code and of an opinion that we and TIER will qualify as a REIT under the Code; and (vii) effectiveness of the registration statement that will contain the joint proxy statement/prospectus sent to our stockholders and TIER stockholders. We cannot provide assurances that the Merger will be consummated on the terms or timeline currently contemplated, or at all.
The pendency of the Merger could adversely affect our business and operations.
In connection with the pending Merger, some of our customers or vendors may delay or defer decisions, which could negatively impact our revenues, earnings, cash flows and expenses, regardless of whether the Merger is completed. In addition, due to restrictive operating covenants in the Merger Agreement, we may be unable, during the pendency of the Merger, to pursue strategic transactions, undertake significant capital projects, undertake certain significant financing transactions, enter into new development agreements and otherwise pursue other actions, even if such actions would prove beneficial.
Failure to complete the Merger could adversely affect our stock price and future business and financial results.
If the Merger is not completed, our ongoing business may be adversely affected and we will be subject to numerous risks, including the following:

•
having to pay substantial costs relating to the Merger, such as legal, accounting, financial advisor, filing printing and mailing fees, and integration costs that have already been incurred or will continue to be incurred until the closing of the Merger;

•	our management focusing on the Merger instead of pursuing other opportunities that could be beneficial to us without realizing any of the benefits of having the Merger completed; and

•	reputational harm due to the adverse perception of any failure to successfully complete the Merger.
If the Merger is not completed, we cannot assure our stockholders that these risks will not materialize and will not materially affect our business, financial results, and stock price.
Our stockholders will be diluted by the Merger.
The Merger will dilute the ownership position of our stockholders. Upon completion of the Merger, our legacy stockholders will own approximately 72% of the issued and outstanding shares of our common stock, and legacy TIER stockholders will own approximately 28% of the issued and outstanding shares of our common stock. The issued and outstanding shares of our preferred stock will not change in connection with the completion of the Merger, but on the limited matters upon which our preferred stock may vote, it generally votes as a single class with the holders of Cousins common stock. Consequently, our stockholders, as a general matter, will have less influence over our management and policies after the effective time of the Merger than they currently exercise over our management and policies.

Litigation filed or that may be filed against us, TIER, and/or members of each board of directors could prevent or delay the consummation of the Merger.
Two putative stockholder class action lawsuits have been filed by purported TIER stockholders challenging the disclosures made in connection with the Merger. The lawsuits seek to enjoin the Merger, to recover damages if the Merger is consummated, attorney's fees, and other relief. Additional lawsuits arising out of the Merger may be filed in the future. For a more detailed description of litigation in connection with the Merger, see note 9 to the financial statemets.
The outcome of these lawsuits or any other lawsuit that may be filed challenging the Merger is uncertain. One of the conditions to the closing of the Merger is that no governmental authority has issued or entered any order after the date of the Merger Agreement having the effect of enjoining or otherwise prohibiting the consummation of the Merger. Accordingly, if these lawsuits or any future lawsuit is successful in obtaining any order enjoining consummation of the Merger, then such order may prevent the Merger from being consummated, or from being consummated within the expected time frame, and could result in substantial costs to TIER and us, including but not limited to, costs associated with the indemnification of directors and officers. Any such injunction or delay in the Merger being completed may adversely affect TIER's or our business, financial condition, results of operations, and cash flows.
Following the Merger, the composition of our Board of Directors will be different than the composition of our current Board of Directors.
The Merger Agreement provides that, as of the effective time of the Merger, our Board of Directors will consist of eleven members, including nine individuals who are current members of the Board of Directors. Upon closing, two members of our Board of Directors of TIER, Scott W. Fordham and one additional independent member on the Board of Directors of TIER to be mutually agreed upon by the parties, will be appointed to our Board of Directors.
Our future results will suffer if we do not effectively manage our operations following the Merger.
Following the Merger, we may continue to expand our operations through additional acquisitions, development opportunities and other strategic transactions, some of which involve complex challenges. Our future success will depend, in part, upon our ability to manage our expansion opportunities, which poses substantial challenges for us to integrate new operations into our existing business in an efficient and timely manner, and to successfully monitor our operations, costs, regulatory compliance and service quality, and to maintain other necessary internal controls. We cannot assure you that our expansion or acquisition opportunities will be successful, or that they will realize their expected operating efficiencies, cost savings, revenue enhancements, synergies or other benefits.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
We did not make any sales of unregistered securities during the first quarter of 2019.
We purchased the following common shares during the first quarter of 2019:

	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)
January 1 - 31	29,616	$8.82
February 1 - 28	60,364	8.99
March 1 - 31	—	—
	89,980	$8.94
(1) Activity for the first quarter of 2019 related to the remittances of shares for income taxes associated with restricted stock vestings. For information on our equity compensation plans, see note 13 of our Annual Report on Form 10-K, and note 10 to the unaudited condensed consolidated financial statements set forth in this Form 10-Q.

Item 5.    Other Information.
Results of 2019 Annual Meeting of Stockholders
On April 23, 2019, the Company held its annual meeting of stockholders. Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended. The following matters were submitted to a vote of the stockholders:
Proposal 1 - the votes regarding the election of nine directors for a term expiring in 2020 were as follows:

Name	For	Against	Abstentions	Broker Non-Votes
Charles T. Cannada	377,189,838	6,626,924	192,487	11,255,083
Edward M. Casal	379,341,250	4,474,335	193,664	11,255,083
Robert M. Chapman	378,551,287	5,265,841	192,121	11,255,083
M. Colin Connolly	381,595,827	2,220,478	192,944	11,255,083
Lawrence L. Gellerstedt, III	379,474,147	4,105,457	429,645	11,255,083
Lillian C. Giornelli	373,776,682	10,042,757	189,810	11,255,083
S. Taylor Glover	379,024,655	4,789,347	195,247	11,255,083
Donna W. Hyland	376,920,915	6,898,446	189,888	11,255,083
R. Dary Stone	378,014,564	5,801,290	193,395	11,255,083
Proposal 2 - the advisory votes on executive compensation, often referred to as "say on pay," were as follows:

For	Against	Abstentions	Broker Non-Votes
373,358,623	10,422,971	227,655	11,255,083
Proposal 3 - the votes to approve the 2019 Omnibus Incentive Stock Plan were as follows:

For	Against	Abstentions	Broker Non-Votes
377,193,233	6,666,369	149,647	11,255,083
Proposal 4 - the votes to ratify the appointment of Deloitte & Touche LLP as the Company's independent registered public accountant firm for the fiscal year ending December 31, 2019 were as follows:

For	Against	Abstentions
386,451,524	8,615,360	197,448
On April 23, 2019, the Company's stockholders approved the Cousins Properties Incorporated 2019 Omnibus Incentive Stock Plan (the “Plan”). The Plan was authorized and approved by the Company’s Board of Directors on February 5, 2019, subject to approval by the Registrant’s stockholders at the 2019 annual meeting of stockholders. The number of shares of our common stock available for issuance pursuant to awards under the Plan is 15,000,000 shares. The Plan expires on April 23, 2029. The foregoing description of the terms and conditions of the Plan is qualified in its entirety by reference to the terms and conditions of the Plan, a copy of which is filed as Exhibit 10.1 hereto and is incorporated herein by reference.

Item 6. Exhibits.

2.1
Agreement and Plan of Merger, dated March 25, 2019, by and among the Registrant, Murphy Subsidiary Holdings Corporation, and TIER REIT, Inc., filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on March 25, 2019, and incorporated herein by reference.

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

3.1.5
Articles of Amendment to Restated and Amended Articles of Incorporation of Cousins, as amended October 6, 2016 (incorporated by reference from Exhibit 3.1 and Exhibit 3.1.1 to the Registrant's Current Form 8-K filed on October 7, 2016).

3.2		Bylaws of the Registrant, as amended and restated December 4, 2012, filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on December 7, 2012, and incorporated herein by reference.

10.1	†	Cousins Properties Incorporated 2019 Ominbus Incentive Stock Plan.

31.1	†	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	†	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	†	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	†	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	†
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

COUSINS PROPERTIES INCORPORATED
/s/ Gregg D. Adzema
Gregg D. Adzema
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)
Date: May 9, 2019