Form 10-Q
period 2019-06-30
COUSINS PROPERTIES INC
filed 2019-07-24
CIK 25232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 001-11312
COUSINS PROPERTIES INCORPORATED
(Exact name of registrant as specified in its charter)

Georgia				58-0869052
(State or other jurisdiction of incorporation or organization)				(I.R.S. Employer Identification No.)
3344 Peachtree Road NE	Suite 1800	Atlanta	Georgia	30326-4802
(Address of principal executive offices)				(Zip Code)
(404) 407-1000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $1 par value per share	CUZ	New York Stock Exchange	("NYSE")
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 18, 2019
Common Stock, $1 par value per share	146,763,027 shares

FORWARD-LOOKING STATEMENTS

Certain matters contained in this report are “forward-looking statements” within the meaning of the federal securities laws and are subject to uncertainties and risks, as itemized in Item 1A included in the Annual Report on Form 10-K for the year ended December 31, 2018, in the Quarterly Report on Form 10-Q for the period ended March 31, 2019, and as itemized herein. These forward-looking statements include information about possible or assumed future results of the business and our financial condition, liquidity, results of operations, plans, and objectives. They also include, among other things, statements regarding subjects that are forward-looking by their nature, such as:

•	2019 guidance and underlying assumptions;

•	business and financial strategy;

•	future debt financings;

•	future acquisitions and dispositions of operating assets;

•	future acquisitions and dispositions of land, including ground leases;

•	future development and redevelopment opportunities, including fee development opportunities;

•	future issuances and repurchases of common stock;

•	future distributions;

•	projected capital expenditures;

•	market and industry trends;

•	entry into new markets;

•	future changes in interest rates;

•	the benefits of the merger with TIER REIT, Inc. ("TIER"), including all future financial and operating results, plans, objectives, expectations, and intentions;

•	benefits of the transactions with TIER to tenants, employees, stockholders, and other constituents of the combined company;

•	integrating TIER with us; and

•	all statements that address operating performance, events, or developments that we expect or anticipate will occur in the future — including statements relating to creating value for stockholders.
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

•
changes in national and local economic conditions, the real estate industry, and the commercial real estate markets in which we operate (including supply and demand changes), particularly in Atlanta, Charlotte, Austin, Phoenix, Tampa, and Dallas where we have high concentrations of our lease revenue;

•	changes to our strategy with regard to land and other non-core holdings that require impairment losses to be recognized;

•
leasing risks, including the ability to obtain new tenants or renew expiring tenants, the ability to lease newly developed and/or recently acquired space, the failure of a tenant to occupy leased space, and the risk of declining leasing rates;

•	changes in the needs of our tenants brought about by the desire for co-working arrangements, trends toward utilizing less office space per employee, and the effect of telecommuting;

•	any adverse change in the financial condition of one or more of our major tenants;

•	volatility in interest rates and insurance rates;

•	competition from other developers or investors;

•	the risks associated with real estate developments (such as zoning approval, receipt of required permits, construction delays, cost overruns, and leasing risk);

•	cyber security breaches;

•	changes in senior management and the loss of key personnel;

•	the potential liability for uninsured losses, condemnation, or environmental issues;

•	the potential liability for a failure to meet regulatory requirements;

•	the financial condition and liquidity of, or disputes with, joint venture partners;

•	any failure to comply with debt covenants under credit agreements;

•	any failure to continue to qualify for taxation as a real estate investment trust and meet regulatory requirements;

•	potential changes to state, local, or federal regulations applicable to our business;

•	material changes in the rates or the ability to pay dividends on common shares or other securities;

•	potential changes to the tax laws impacting REITs and real estate in general;

•	the ability to successfully integrate our operations and employees in connection with the merger with TIER;

•	the ability to realize anticipated benefits and synergies of the merger with TIER;

•	the amount of the costs, fees, expenses, and charges related to the merger with TIER; and

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

PART I — FINANCIAL INFORMATION
Item 1.    Financial Statements.
COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share and per share amounts)

	June 30, 2019	December 31, 2018
	(unaudited)
Assets:
Real estate assets:
Operating properties, net of accumulated depreciation of $500,509 and $421,495 in 2019 and 2018, respectively	$5,594,814	$3,603,011
Projects under development	287,619	24,217
Land	110,212	72,563
	5,992,645	3,699,791
Real estate assets and other assets held for sale, net of accumulated depreciation and amortization of $0 in 2019	29,193	—

Cash and cash equivalents	11,885	2,547
Restricted cash	2,182	148
Notes and accounts receivable	24,139	13,821
Deferred rents receivable	96,659	83,116
Investment in unconsolidated joint ventures	176,169	161,907
Intangible assets, net	283,139	145,883
Other assets	60,661	39,083
Total assets	$6,676,672	$4,146,296
Liabilities:
Notes payable	$1,837,449	$1,062,570
Accounts payable and accrued expenses	188,337	110,159
Deferred income	56,477	41,266
Intangible liabilities, net of accumulated amortization of $49,034 and $42,473 in 2019 and 2018, respectively	101,735	56,941
Other liabilities	123,056	54,204
Total liabilities	2,307,054	1,325,140
Commitments and contingencies
Equity:
Stockholders' investment:
Preferred stock, $1 par value, 20,000,000 shares authorized, 1,716,837 shares issued and outstanding in 2019 and 2018	1,717	1,717
Common stock, $1 par value, 300,000,000 and 175,000,000 shares authorized in 2019 and 2018, respectively, and 149,347,960 and 107,681,130 shares issued in 2019 and 2018, respectively	149,348	107,681
Additional paid-in capital	5,492,648	3,934,385
Treasury stock at cost, 2,584,933 shares in 2019 and 2018	(148,473)	(148,473)
Distributions in excess of cumulative net income	(1,189,567)	(1,129,445)
Total stockholders' investment	4,305,673	2,765,865
Nonredeemable noncontrolling interests	63,945	55,291
Total equity	4,369,618	2,821,156
Total liabilities and equity	$6,676,672	$4,146,296

See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues:
Rental property revenues	$134,933	$114,337	$258,798	$228,045
Fee income	7,076	1,798	15,804	4,692
Other	11	493	151	1,093
	142,020	116,628	274,753	233,830
Expenses:
Rental property operating expenses	46,705	40,731	90,192	80,922
Reimbursed expenses	1,047	860	1,979	1,802
General and administrative expenses	8,374	8,071	19,834	14,880
Interest expense	12,059	9,714	22,879	19,492
Depreciation and amortization	50,904	45,675	96,765	90,768
Transaction costs	49,827	137	49,830	228
Other	624	44	804	364
	169,540	105,232	282,283	208,456
Income from unconsolidated joint ventures	3,634	5,036	6,538	7,921
Gain on sale of investment properties	1,304	5,317	14,415	4,945
Loss on extinguishment of debt	—	—	—	(85)
Net income (loss)	(22,582)	21,749	13,423	38,155
Net (income) loss attributable to noncontrolling interests	173	(473)	(491)	(836)
Net income (loss) available to common stockholders	$(22,409)	$21,276	$12,932	$37,319

Net income (loss) per common share — basic and diluted	$(0.20)	$0.20	$0.12	$0.36
Weighted average shares — basic	112,926	105,073	109,049	105,056
Weighted average shares — diluted	114,670	106,875	110,822	106,861

See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited, in thousands except per share amounts)

Three Months Ended June 30, 2019
	Preferred Stock	Common Stock	Additional Paid-In Capital	Treasury Stock	Distributions in Excess of Net Income	Stockholders’ Investment	Nonredeemable Noncontrolling Interests	Total Equity
Balance March 31, 2019	$1,717	$107,731	$3,934,038	$(148,473)	$(1,124,596)	$2,770,417	$57,812	$2,828,229
Net income (loss)	—	—	—	—	(22,409)	(22,409)	(173)	(22,582)
Common stock issued in merger	—	41,576	1,556,613	—	—	1,598,189	—	1,598,189
Common stock issued pursuant to stock based compensation	—	41	1,373	—	—	1,414	—	1,414
Amortization of stock options and restricted stock, net of forfeitures	—	—	624	—	—	624	—	624
Nonredeemable noncontrolling interests acquired in merger	—	—	—	—	—	—	5,187	5,187
Contributions from nonredeemable noncontrolling interests	—	—	—	—	—	—	1,660	1,660
Distributions to nonredeemable noncontrolling interests	—	—	—	—	—	—	(541)	(541)
Common dividends ($0.29 per share)	—	—	—	—	(42,562)	(42,562)	—	(42,562)
Balance June 30, 2019	$1,717	$149,348	$5,492,648	$(148,473)	$(1,189,567)	$4,305,673	$63,945	$4,369,618

Three Months Ended June 30, 2018
	Preferred Stock	Common Stock	Additional Paid-In Capital	Treasury Stock	Distributions in Excess of Net Income	Stockholders’ Investment	Nonredeemable Noncontrolling Interests	Total Equity
Balance March 31, 2018	$1,717	$107,643	$3,932,416	$(148,373)	$(1,110,590)	$2,782,813	$53,102	$2,835,915
Net income	—	—	—	—	21,276	21,276	473	21,749
Common stock issued pursuant to stock based compensation	—	41	251	(100)	—	192	—	192
Amortization of stock options and restricted stock, net of forfeitures	—	(1)	581	—	—	580	—	580
Contributions from nonredeemable noncontrolling interests	—	—	—	—	—	—	1,708	1,708
Distributions to nonredeemable noncontrolling interests	—	—	—	—	—	—	(474)	(474)
Common dividends ($0.26 per share)	—	—	—	—	(27,326)	(27,326)	—	(27,326)
Balance June 30, 2018	$1,717	$107,683	$3,933,248	$(148,473)	$(1,116,640)	$2,777,535	$54,809	$2,832,344
See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited, in thousands except per share amounts)

Six Months Ended June 30, 2019
	Preferred Stock	Common Stock	Additional Paid-In Capital	Treasury Stock	Distributions in Excess of Net Income	Stockholders’ Investment	Nonredeemable Noncontrolling Interests	Total Equity
Balance December 31, 2018	$1,717	$107,681	$3,934,385	$(148,473)	$(1,129,445)	$2,765,865	$55,291	$2,821,156
Net income	—	—	—	—	12,932	12,932	491	13,423
Common stock issued in merger	—	41,576	1,556,613	—	—	1,598,189	—	1,598,189
Common stock issued pursuant to stock based compensation	—	91	418	—	—	509	—	509
Amortization of stock options and restricted stock, net of forfeitures	—	—	1,232	—	—	1,232	—	1,232
Nonredeemable noncontrolling interests acquired in merger	—	—	—	—	—	—	5,187	5,187
Contributions from nonredeemable noncontrolling interests	—	—	—	—	—	—	4,241	4,241
Distributions to nonredeemable noncontrolling interests	—	—	—	—	—	—	(1,265)	(1,265)
Common dividends ($0.58 per share)	—	—	—	—	(73,054)	(73,054)	—	(73,054)
Balance June 30, 2019	$1,717	$149,348	$5,492,648	$(148,473)	$(1,189,567)	$4,305,673	$63,945	$4,369,618

Six Months Ended June 30, 2018
	Preferred Stock	Common Stock	Additional Paid-In Capital	Treasury Stock	Distributions in Excess of Net Income	Stockholders’ Investment	Nonredeemable Noncontrolling Interests	Total Equity
Balance December 31, 2017	$1,717	$107,587	$3,932,689	$(148,373)	$(1,121,647)	$2,771,973	$53,138	$2,825,111
Net income	—	—	—	—	37,319	37,319	836	38,155
Common stock issued pursuant to stock based compensation	—	99	(566)	(100)	—	(567)	—	(567)
Cumulative effect of change in accounting principle	—	—	—	—	22,329	22,329	—	22,329
Amortization of stock options and restricted stock, net of forfeitures	—	(3)	1,125	—	—	1,122	—	1,122
Contributions from nonredeemable noncontrolling interests	—	—	—	—	—	—	1,708	1,708
Distributions to nonredeemable noncontrolling interests	—	—	—	—	—	—	(873)	(873)
Common dividends ($0.52 per share)	—	—	—	—	(54,641)	(54,641)	—	(54,641)
Balance June 30, 2018	$1,717	$107,683	$3,933,248	$(148,473)	$(1,116,640)	$2,777,535	$54,809	$2,832,344
See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,423	$38,155
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of investment properties	(14,415)	(4,945)
Depreciation and amortization	96,765	90,768
Amortization of deferred financing costs and premium/discount on notes payable	1,211	1,203
Stock-based compensation expense, net of forfeitures	2,594	2,264
Effect of non-cash adjustments to revenues	(23,289)	(17,691)
Income from unconsolidated joint ventures	(6,538)	(7,921)
Operating distributions from unconsolidated joint ventures	4,036	10,896
Loss on extinguishment of debt	—	85
Changes in other operating assets and liabilities:
Change in other receivables and other assets, net	(15,674)	(2,508)
Change in operating liabilities, net	19,678	(5,590)
Net cash provided by operating activities	77,791	104,716
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from investment property sales	57,772	—
Property acquisition, development, and tenant asset expenditures	(168,700)	(99,767)
Investment in unconsolidated joint ventures	(12,249)	(30,423)
Distributions from unconsolidated joint ventures	—	2,032
Cash and restricted cash acquired in merger	85,978	—
Change in notes receivable and other assets	(47)	(1,954)
Other	—	(4,264)
Net cash used in investing activities	(37,246)	(134,376)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facility	837,000	—
Repayment of credit facility	(773,000)	—
Repayment of notes payable	(684,445)	(4,344)
Issuance of unsecured senior notes	650,000	—
Payment of deferred financing costs	(2,861)	(6,081)
Contributions from nonredeemable noncontrolling interests	4,241	—
Distributions to nonredeemable noncontrolling interests	(1,265)	(873)
Common dividends paid	(57,817)	(52,518)
Other	(1,026)	(1,709)
Net cash used in financing activities	(29,173)	(65,525)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	11,372	(95,185)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	2,695	205,745
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$14,067	$110,560
See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)
1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of Business
Cousins Properties Incorporated (“Cousins”), a Georgia corporation, is a publicly traded (NYSE: CUZ), self-administered, and self-managed real estate investment trust (“REIT”). Cousins conducts substantially all of its operations through Cousins Properties LP ("CPLP"). Cousins owns approximately 99% of CPLP and consolidates CPLP. Cousins TRS Services LLC ("CTRS"), which is wholly owned by CPLP, is a taxable entity which owns and manages its own real estate portfolio and performs certain real estate related services for other parties. Cousins, CPLP, CTRS, and their subsidiaries are hereinafter referred to collectively as "the Company."
The Company develops, acquires, leases, manages, and owns Class A office and mixed-use properties in Sun Belt markets with a focus on Georgia, Texas, North Carolina, Arizona, and Florida. Cousins has elected to be taxed as a REIT and intends to, among other things, distribute 100% of its net taxable income to stockholders, thereby eliminating any liability for federal income taxes under current law. Therefore, the results included herein do not include a federal income tax provision for Cousins.
Basis of Presentation
The condensed consolidated financial statements are unaudited and were prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, these financial statements reflect all adjustments necessary (which adjustments are of a normal and recurring nature) for the fair presentation of the Company's financial position as of June 30, 2019 and the results of operations for the three and six months ended June 30, 2019 and 2018. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of results expected for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018. The accounting policies employed are substantially the same as those shown in note 2 to the consolidated financial statements included therein.
For the three and six months ended June 30, 2019 and 2018, there were no items of other comprehensive income. Therefore, no presentation of comprehensive income is required. Additionally, certain subtotals within the condensed consolidated statements of operations for the three and six months ended June 30, 2018 were removed to conform to the current period presentation.
On June 14, 2019, the Company restated and amended its articles of incorporation to effect a reverse stock split of the issued and outstanding shares of its common and preferred stock pursuant to which (1) each four shares of the Company's issued and outstanding common stock were combined into one share of the Company's common or preferred stock, respectively, and (2) the authorized number of the Company's common stock was proportionally reduced to 175 million shares. Fractional shares of common stock resulting from the reverse stock split were settled in cash. Fractional shares of preferred stock resulting from the reverse stock split were redeemed without payout. Immediately thereafter, the Company further amended its articles of incorporation to increase the number of authorized shares of its common stock from 175 million to 300 million shares. All shares of common stock, stock options, restricted stock units, and per share information presented in the consolidated financial statements have been adjusted to reflect the reverse stock split on a retroactive basis for all periods presented.
The Company reclassified lease termination fees from other revenues to rental property revenues on the consolidated statements of operations as a result of the adoption of Accounting Standards Update ("ASU") 2016-02, "Leases," ("ASC 842"). The prior period amounts were reclassified to conform to the current period presentation.
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
In the first quarter of 2019, the Company transferred the right to acquire a building to a special purpose entity to facilitate a potential Section 1031 exchange under the Internal Revenue Code of 1986, as amended, and the special purpose entity acquired the building. To realize the tax deferral available under Section 1031, the Company must complete the exchange and relinquish title to the to-be-exchanged building within 180 days of the purchase date. The Company has determined that this special purpose entity is a VIE, and the Company is the primary beneficiary. Therefore, the Company consolidates this entity. As of June 30, 2019, this VIE had total assets of $92.3 million, no significant liabilities, and no significant cash flows.
Recently Issued Accounting Standards
On January 1, 2019, the Company adopted ASC 842, which amended the previous standard for lease accounting by requiring lessees to record most leases on their balance sheets and making targeted changes to lessor accounting and reporting. The new standard requires lessees to record a right-of-use asset and a lease liability for leases and classify such leases as either finance or operating leases based on the principle of whether the lease is effectively a financed purchase of the leased asset by the lessee. The classification of the leases determines whether the lease expense is recognized based on an effective interest method (finance leases) or on a straight-line basis over the term of the lease (operating leases). The new standard also revised the treatment of indirect leasing costs and permits the capitalization and amortization of direct leasing costs only. For the three and six months ended June 30, 2018, the Company capitalized $796,000 and $2.0 million of indirect leasing costs, respectively.
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
2. MERGER WITH TIER REIT, INC.
On June 14, 2019, pursuant to the Agreement and Plan of Merger dated March 25, 2019 (the “Merger Agreement”), by and among the Company and TIER REIT, Inc. (“TIER”), TIER merged with and into a subsidiary of the Company (the “Merger”) with this subsidiary continuing as the surviving corporation of the Merger. In accordance with the terms and conditions of the Merger Agreement, each share of TIER common stock issued and outstanding immediately prior to the Merger, was converted into 2.98 newly issued shares of the Company’s common stock with fractional shares being settled in cash. In the Merger, former TIER common stockholders received approximately 166 million shares of common stock of the Company. As discussed in note 1 to the consolidated financial statements, immediately following the Merger, the Company completed a 1-for-4 reverse stock split.
The Merger has been accounted for as a business combination with the Company as the accounting acquirer, which requires, among other things, that the assets acquired and liabilities assumed be recognized at their acquisition date fair value. The total value of the transaction is based on the closing stock price of the Company's common stock on June 13, 2019, the day immediately prior to the closing of the Merger. Based on the shares issued in the transaction, the total fair value of the assets acquired and liabilities assumed in the Merger was $1.6 billion. During the three and six months ended June 30, 2019, the Company incurred $49.8 million in expenses related to the Merger.
Management engaged a third party valuation specialist to assist with valuing the real estate assets acquired and liabilities assumed in the Merger. The third party used cash flow analyses as well as an income approach and a cost approach to determine the fair value of real estate asset acquired. Based on additional information that may become available, subsequent adjustments may be made to the purchase price allocation within the allocation period, which typically does not exceed one year.
The purchase price was allocated as follows (in thousands):

Real estate assets	$2,186,143
Real estate assets held for sale	29,193
Cash and cash equivalents	84,042
Restricted cash	1,936
Notes and other receivables	6,416
Investment in unconsolidated joint ventures	349
Intangible assets	146,943
Other assets	11,836
2,466,858

Notes payable	747,549
Accounts payable and accrued expenses	48,173
Deferred income	8,388
Intangible liabilities	51,403
Other liabilities	7,796
Nonredeemable noncontrolling interest	5,187
868,496

Total purchase price	$1,598,362

The Merger accounted for $9.7 million of rental property revenue as reported in the condensed consolidated statements of operations for the six months ended June 30, 2019. The following unaudited supplemental pro forma information is based upon the Company's historical consolidated statements of operations, adjusted as if the Merger had occurred on January 1, 2018. The supplemental pro forma information is not necessarily indicative of future results, or of actual results, that would have been achieved had the Merger been consummated at the beginning of the period.

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(unaudited, in thousands)
Revenues	$182,114	$172,894	$365,382	$346,442
Net income (loss)	63,386	14,696	87,813	(10,470)
Net income (loss) available to common stockholders	62,503	14,466	86,643	(10,416)

2019 supplemental pro forma earnings were adjusted to exclude $49.8 million of transaction costs incurred in the second quarter of 2019. Supplemental pro forma earnings for the six months ended June 30, 2018 were adjusted to include this change.
3. TRANSACTIONS WITH NORFOLK SOUTHERN RAILWAY COMPANY
On March 1, 2019, the Company entered into a series of agreements and executed related transactions with Norfolk Southern Railway Company (“NS”) as follows:

•	Sold land to NS for $52.5 million.

•
Executed a Development Agreement with NS whereby the Company will receive fees totaling $5 million in consideration for development services for NS’s corporate headquarters that is being constructed on the land sold to NS.

•
Executed a Consulting Agreement with NS whereby the Company will receive fees totaling $32 million in consideration for consulting services for NS’s corporate headquarters. The Development Agreement and Consulting Agreement are collectively referred to below as the “Fee Agreements.”

•	Purchased a building from NS (“1200 Peachtree”) for $82 million subject to a three-year market rate lease with NS that covers the entire building.

The Company sold the land to NS for $5.0 million above its carrying amount, which included $37.0 million of land purchased in 2018, $6.5 million of land purchased in 2019, and $4.0 million of site preparation work. The Company purchased 1200 Peachtree from NS for an amount it determined to be $10.3 million below the building’s fair value.
In accordance with ASC 606, the Company determined that all contracts and transactions associated with NS, with the exception of the aforementioned lease which will be accounted for in accordance with ASC 842, should be combined for accounting purposes given the fact that they were all executed simultaneously for the single commercial purpose of delivering and constructing a corporate headquarters for NS, and the contracts are interdependent and would not have been entered into separately. Further, the Company concluded that the Fee Agreements have a single performance obligation to provide services to NS for a new corporate headquarters as the services being provided to NS are highly interdependent. The transaction price for the Fee Agreements was determined to be comprised of both cash and non-cash consideration associated with this arrangement. The cash consideration represents the amounts to be received under the Fee Agreements as well as the excess of the sales price of the land over the fair value of the land. The non-cash consideration represents the $10.3 million excess of the fair value of 1200 Peachtree over the amount the Company paid. The gross transaction price for the Fee Agreements was $52.3 million.
In accordance with ASC 606, the Company determined that control of the services to be provided under the Fee Agreements is being transferred over time and, thus, the Company must recognize the transaction price in revenue as it satisfies the performance obligation. The Company determined that the inputs method of measuring progress of satisfying the performance obligation was the most appropriate method of recognizing revenue for the Fee Agreements. Therefore, the Company began recognizing revenue in the quarter ended March 31, 2019, and will recognize future revenue under the Fee Agreements based upon the time spent by the Company’s employees in providing these services as compared to the total estimated time required to satisfy the performance obligation. During the three and six months ended June 30, 2019, the Company recognized $5.0 million and $11.6 million, respectively, in fee income in its statements of operations related to the Fee Agreements.
The following table summarizes the allocations of the estimated fair value of the assets and liabilities of the 1200 Peachtree discussed above (in thousands):

Tangible assets:
Land and improvements	$19,495
Building	62,836
Tangible assets	82,331

Intangible assets:
In-place leases	9,969
Intangible assets	9,969

Total assets acquired	$92,300

4. LEASES
At June 30, 2019, the Company had five properties subject to operating ground leases with a weighted average remaining term of 72 years and two finance ground leases with a weighted average remaining term of five years. At June 30, 2019, the Company had right-of-use assets of $69.8 million included in operating properties, projects under development, or land on the condensed consolidated balance sheets and a lease liability of $70.2 million included in other liabilities on the condensed consolidated balance sheets. The weighted average discount rate on these ground leases at June 30, 2019 was 4.60%.
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
For the three and six months ended June 30, 2019, the Company recognized operating ground lease expense of $845,000 and $1.7 million, respectively, of which no amounts represented variable lease expenses, and recognized interest expense related to finance ground leases of $115,000 and $231,000, respectively. For the three and six months ended June 30, 2019, the Company paid $567,000 and $960,000, respectively, in cash related to operating ground leases and made no cash payments related to financing ground leases. At June 30, 2019 and December 31, 2018, respectively, the future minimum payments to be made by consolidated entities for ground leases are as follows (in thousands):

June 30, 2019
	Operating Ground Leases	Finance Ground Leases
2019	$1,636	$462
2020	3,175	462
2021	2,959	6,562
2022	2,672	162
2023	2,614	162
Thereafter	203,214	3,838
	$216,270	$11,648

Discount	(156,300)	(1,456)
Lease liability	$59,970	$10,192

December 31, 2018
	Operating Ground Leases	Finance Ground Leases
2019	$2,441	$462
2020	2,460	462
2021	2,497	6,562
2022	2,497	162
2023	2,497	162
Thereafter	202,603	3,838
	$214,995	$11,648

5. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES
The following information summarizes financial data and principal activities of the Company's unconsolidated joint ventures. The information included in the following table entitled summary of financial position is as of June 30, 2019 and December 31, 2018 (in thousands). The information included in the summary of operations table is for the six months ended June 30, 2019 and 2018 (in thousands):

	Total Assets		Total Debt		Total Equity		Company’s Investment
SUMMARY OF FINANCIAL POSITION:	2019	2018	2019	2018	2019	2018	2019		2018
Terminus Office Holdings LLC	$261,023	$258,060	$196,451	$198,732	$54,358	$50,539	$50,183		$48,571
DC Charlotte Plaza LLLP	179,802	155,530	—	—	91,780	88,922	48,660		46,554
Austin 300 Colorado Project, LP	76,136	51,180	1	—	54,951	41,298	29,576		22,335
Carolina Square Holdings LP	115,324	106,187	75,234	74,638	27,005	28,844	15,915		16,840
HICO Victory Center LP	15,220	15,069	—	—	15,076	14,801	10,176		10,003
Charlotte Gateway Village, LLC	112,792	112,553	—	—	108,714	109,666	7,749		8,225
AMCO 120 WT Holdings, LLC	58,557	36,680	—	—	51,567	31,372	9,747		5,538
CL Realty, L.L.C.	4,166	4,169	—	—	4,093	4,183	2,842		2,886
Temco Associates, LLC	1,526	1,482	—	—	1,423	1,379	941		919
TR 208 Nueces Member, LLC	2,692	—	—	—	1,396	—	349		—
EP II LLC	246	247	—	—	164	165	29		30
EP I LLC	458	461	—	—	293	296	2		6
Wildwood Associates	11,138	11,157	—	—	11,058	11,108	(492)	(1)	(460)	(1)
Crawford Long - CPI, LLC	28,121	26,429	68,743	69,522	(42,337)	(44,146)	(20,208)	(1)	(21,071)	(1)
	$867,201	$779,204	$340,429	$342,892	$379,541	$338,427	$155,469		$140,376

	Total Revenues		Net Income (Loss)		Company's Share of Income (Loss)
SUMMARY OF OPERATIONS:	2019	2018	2019	2018	2019	2018
Charlotte Gateway Village, LLC	$13,611	$13,477	$5,049	$5,189	$2,524	$2,594
Terminus Office Holdings LLC	24,050	22,318	3,819	3,070	1,800	1,597
DC Charlotte Plaza LLLP	5,410	—	2,201	—	1,101	—
Crawford Long - CPI, LLC	6,255	6,259	1,809	1,730	863	824
HICO Victory Center LP	235	202	235	202	137	106
Carolina Square Holdings LP	6,491	5,361	158	445	110	17
Austin 300 Colorado Project, LP	222	285	110	172	55	86
Temco Associates, LLC	64	80	36	36	22	21
AMCO 120 WT Holdings, LLC	—	—	(32)	(24)	—	—
EP II LLC	—	—	(1)	(21)	(1)	(15)
EP I LLC	—	19	(3)	(4)	(4)	(5)
Wildwood Associates	—	—	(50)	(1,086)	(25)	2,750
CL Realty, L.L.C.	—	—	(75)	(71)	(44)	(49)
Other	—	—	—	(14)	—	(5)
	$56,338	$48,001	$13,256	$9,624	$6,538	$7,921

(1) Negative balances are included in deferred income on the balance sheets.
Subsequent to quarter end, the Company entered into an agreement to purchase its partner's interest in Terminus Office Holdings LLC ("TOH") in a transaction that valued Terminus 100 and 200 at $503 million. The acquisition of the partner's interest in TOH is expected to close in the fourth quarter of 2019, and the Company will consolidate TOH and will record Terminus 100, Terminus 200, and the related notes payable at fair value. The Company expects to recognize a gain on this transaction.
6. INTANGIBLE ASSETS
Intangible assets on the balance sheets as of June 30, 2019 and December 31, 2018 included the following (in thousands):

	2019	2018
In-place leases, net of accumulated amortization of $141,773 and $125,130 in 2019 and 2018, respectively	$229,100	$105,964
Above-market tenant leases, net of accumulated amortization of $22,378 and $19,502 in 2019 and 2018, respectively	34,711	20,453
Below-market ground lease, net of accumulated amortization of $759 and $621 in 2019 and 2018, respectively	17,654	17,792
Goodwill	1,674	1,674
	$283,139	$145,883

The carrying amount of goodwill did not change during the six months ended June 30, 2019 and 2018.
7. OTHER ASSETS
Other assets on the balance sheets as of June 30, 2019 and December 31, 2018 included the following (in thousands):

	2019	2018
Furniture, fixtures and equipment, leasehold improvements, and other deferred costs, net of accumulated depreciation of $27,009 and $25,193 in 2019 and 2018, respectively	$19,124	$14,942
Predevelopment costs and earnest money	19,039	8,249
Prepaid expenses and other assets	8,679	5,087
Line of credit deferred financing costs, net of accumulated amortization of $2,200 and $1,451 in 2019 and 2018, respectively	5,268	5,844
Lease inducements, net of accumulated amortization of $1,903 and $1,545 in 2019 and 2018, respectively	8,551	4,961
	$60,661	$39,083

8. NOTES PAYABLE
The following table summarizes the terms of notes payable outstanding at June 30, 2019 and December 31, 2018 (in thousands):

Description	Interest Rate	Maturity (1)	2019	2018
2019 Senior Notes, Unsecured	3.95%	2029	$275,000	$—
Term Loan, Unsecured	3.60%	2021	250,000	250,000
2017 Senior Notes, Unsecured	3.91%	2025	250,000	250,000
2019 Senior Notes, Unsecured	3.86%	2028	250,000	—
Fifth Third Center	3.37%	2026	141,927	143,497
2019 Senior Notes, Unsecured	3.78%	2027	125,000	—
Colorado Tower	3.45%	2026	118,266	119,427
2017 Senior Notes, Unsecured	4.09%	2027	100,000	100,000
Promenade	4.27%	2022	97,630	99,238
816 Congress	3.75%	2024	80,840	81,676
Legacy Union One	4.24%	2023	66,000	—
Credit Facility, Unsecured	3.45%	2023	64,000	—
Meridian Mark Plaza	6.00%	2020	23,255	23,524
			$1,841,918	$1,067,362
Unamortized premium			2,515	—
Unamortized loan costs			(6,984)	(4,792)
Total Notes Payable			$1,837,449	$1,062,570

(1) Weighted average maturity of notes payable outstanding at June 30, 2019 was 6.5 years.

Credit Facility
The Company has a $1 billion senior unsecured line of credit (the "Credit Facility") that matures on January 3, 2023. The Credit Facility contains financial covenants that require, among other things, the maintenance of an unencumbered interest coverage ratio of at least 1.75; a fixed charge coverage ratio of at least 1.50; a secured leverage ratio of no more than 40%; and an overall leverage ratio of no more than 60%. The Credit Facility also contains customary representations and warranties and affirmative and negative covenants, as well as customary events of default. The amounts outstanding under the Credit Facility may be accelerated upon the occurrence of any events of default.
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
At June 30, 2019, the Credit Facility's spread over LIBOR was 1.05%. The amount that the Company may draw under the Credit Facility is a defined calculation based on the Company's unencumbered assets and other factors.
The total available borrowing capacity under the Credit Facility was $936.0 million at June 30, 2019.
Term Loan
The Company has a $250 million unsecured term loan (the "Term Loan") that matures on December 2, 2021. The Term Loan has financial covenants consistent with those of the Credit Facility. The interest rate applicable to the Term Loan varies according to the Company’s leverage ratio and may, at the election of the Company, be determined based on either (1) the current LIBOR plus a spread of between 1.20% and 1.70%, based on leverage or (2) the greater of Bank of America's prime rate, the federal funds rate plus 0.50%, or the one-month LIBOR plus 1.00% (the “Base Rate”), plus a spread of between 0.00% and 0.75%, based on leverage. At June 30, 2019, the Term Loan's spread over LIBOR was 1.20%.
Unsecured Senior Notes

In June 2019, the Company closed a $650 million private placement of unsecured senior notes, which were issued in three tranches. The first tranche of $125 million has an 8-year maturity and a fixed annual interest rate of 3.78%. The second tranche of $250 million has a 9-year maturity and a fixed annual interest rate of 3.86%. The third tranche of $275 million has a 10-year maturity and a fixed annual interest rate of 3.95%.
The Company has two existing tranches of unsecured senior notes, totaling $350 million, that were funded in two tranches. The first tranche of $100 million is due in 2027 and has a fixed annual interest rate of 4.09%. The second tranche of $250 million is due in 2025 and has a fixed annual interest rate of 3.91%.
The unsecured senior notes contain financial covenants that require, among other things, the maintenance of an unencumbered interest coverage ratio of at least 1.75; a fixed charge coverage ratio of at least 1.50; an overall leverage ratio of no more than 60%; and a secured leverage ratio of no more than 40%. The senior notes also contain customary representations and warranties and affirmative and negative covenants, as well as customary events of default.
Other Debt Information
In the Merger, the Company assumed a mortgage loan with a principal balance of $66.0 million and a fixed annual interest rate of 4.24% that is due in 2023. The Company recorded the mortgage loan at fair value of $68.5 million.
At June 30, 2019 and December 31, 2018, the estimated fair value of the Company’s notes payable were $1.9 billion and $1.1 billion, respectively, calculated by discounting the debt's remaining contractual cash flows at estimated rates at which similar loans could have been obtained at June 30, 2019 and December 31, 2018. The estimate of the current market rate, which is the most significant input in the discounted cash flow calculation, is intended to replicate debt of similar maturity and loan-to-value relationship. These fair value calculations are considered to be Level 2 under the guidelines as set forth in ASC 820 as the Company utilizes market rates for similar type loans from third party brokers.
For the three and six months ended June 30, 2019 and 2018, interest was recorded as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Total interest incurred	$13,175	$11,103	$25,010	$21,977
Interest capitalized	(1,116)	(1,389)	(2,131)	(2,485)
Total interest expense	$12,059	$9,714	$22,879	$19,492

9. COMMITMENTS AND CONTINGENCIES
Commitments
At June 30, 2019, the Company had outstanding performance bonds totaling $590,000. As a lessor, the Company had $245.7 million in future obligations under leases to fund tenant improvements and other future construction obligations at June 30, 2019. As a lessee, the Company had future obligations for operating leases other than ground leases of $403,000 at June 30, 2019.
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
10. STOCK-BASED COMPENSATION
The Company has several types of stock-based compensation - stock options, restricted stock, and restricted stock units (“RSUs”) - which are described in note 13 of the notes to consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2018. The expense related to a portion of the stock-based compensation awards is fixed. The expense related to other stock-based compensation awards fluctuates from period to period dependent, in part, on the Company's stock price and stock performance relative to its peers. The Company recorded stock-based compensation expense, net of forfeitures, of $1.1 million and $3.4 million for the three months ended June 30, 2019 and 2018, respectively, and $6.6 million and $6.0 million for the six months ended June 30, 2019 and 2018, respectively.
On April 23, 2019, the Company's stockholders approved the Cousins Properties Incorporated 2019 Omnibus Incentive Stock Plan (the "2019 Plan"). The Company also maintains the Cousins Properties Incorporated 2009 Incentive Stock Plan (the "2009 Plan") and the Cousins Properties Incorporated 2005 Restricted Stock Unit Plan (the “RSU Plan”) although no further issuances are permitted under the 2009 plan or RSU Plan after April 23, 2019. Under the 2009 Plan, during the quarter ended March 31, 2019, the Company made restricted stock grants of 65,822 shares to key employees, which vest ratably over a three-year period. Under the RSU Plan, during the quarter ended March 31, 2019, the Company awarded two types of performance-based RSUs to key employees based on the following metrics: (1) Total Stockholder Return of the Company, as defined in the RSU Plan, as compared to the companies in the SNL US REIT Office index (“TSR RSUs”), and (2) the ratio of cumulative funds from operations per share to targeted cumulative funds from operations per share (“FFO RSUs”), as defined in the RSU Plan. The performance period for both awards is January 1, 2019 to December 31, 2021, and the targeted units awarded of TSR RSUs and FFO RSUs was 65,247 and 27,963, respectively. The ultimate payout of these awards can range from 0% to 200% of the targeted number of units depending on the achievement of the market and performance metrics described above. These RSU awards cliff vest on December 31, 2021 and are to be settled in cash with payment dependent on attainment of required service, market, and performance criteria. The number of RSUs vesting will be determined by the Compensation Committee, and the payout per unit will be equal to the average closing price on each trading day during the 30-day period ending on December 31, 2021. The Company expenses an estimate of the fair value of the TSR RSUs over the performance period using a quarterly Monte Carlo valuation. The FFO RSUs are expensed over the vesting period using the fair market value of the Company's stock at the reporting date multiplied by the anticipated number of units to be paid based on the current estimate of what the ratio is expected to be upon vesting. Dividend equivalents on the TSR RSUs and the FFO RSUs will also be paid based upon the percentage vested. The Company expects to make all future grants of restricted stock and restricted stock units under the 2019 Plan.

Under the 2019 Plan, during the quarter ended June 30, 2019, the Company issued 37,166 shares of common stock to members of its board of directors in lieu of fees and recorded $1.4 million in general and administrative expense related to these issuances.
11. REVENUE
The Company categorizes its primary sources of revenue into revenue from contracts with customers and other revenue accounted for as leases under ASC 842 as follows:

•
Rental property revenue consists of (1) contractual revenues from leases recognized on a straight-line basis over the term of the respective lease; (2) percentage rents recognized once a specified sales target is achieved; (3) parking revenue; (4) termination fees; and (5) the reimbursement of the tenants' share of real estate taxes, insurance, and other operating expenses. The Company's leases typically include renewal options and are classified and accounted for as operating leases. Rental property revenue is accounted for in accordance with the guidance set forth in ASC 842.

•
Fee income consists of development fees, management fees, and leasing fees earned from unconsolidated joint ventures and from third parties. Fee income is accounted for in accordance with the guidance set forth in ASC 606.

For the three and six months ended June 30, 2019, the Company recognized rental property revenue of $134.9 million and $258.8 million, respectively, of which $35.8 million and $68.9 million, respectively, represented variable rental revenue. For the three and six months ended June 30, 2018, the Company recognized rental property revenue of $114.3 million and $228.0 million, respectively. For the three and six months ended June 30, 2019, the Company recognized fee and other revenue of $7.1 million and $16.0 million, respectively. For the three and six months ended June 30, 2018, the Company recognized fee and other revenue of $2.3 million and
$5.8 million, respectively. The following tables set forth the future minimum rents to be received by consolidated entities under existing non-cancellable leases as of June 30, 2019 and December 31, 2018, respectively (in thousands):

June 30, 2019

2019	$268,869
2020	540,982
2021	507,607
2022	454,993
2023	414,041
Thereafter	1,772,076
$3,958,568

December 31, 2018

2019	$328,607
2020	330,477
2021	314,410
2022	280,959
2023	256,233
Thereafter	1,115,490
$2,626,176

12. SALE OF AIR RIGHTS
On February 26, 2019, the Company sold air rights that cover eight acres within Downtown Atlanta for a gross sales price of $13.25 million and recorded a gain of $13.1 million.

13. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Earnings per Common Share - basic:
Numerator:
Net income (loss)	$(22,582)	$21,749	$13,423	$38,155
Net loss (income) attributable to noncontrolling interests in CPLP from continuing operations	265	(410)	(323)	(697)
Net income attributable to other noncontrolling interests	(92)	(63)	(168)	(139)
Net income (loss) available to common stockholders	$(22,409)	$21,276	$12,932	$37,319

Denominator:
Weighted average common shares - basic	112,926	105,073	109,049	105,056
Net income (loss) per common share - basic	$(0.20)	$0.20	$0.12	$0.36

Earnings per common share - diluted:
Numerator:
Net income (loss)	$(22,582)	$21,749	$13,423	$38,155
Net income attributable to other noncontrolling interests	(92)	(63)	(168)	(139)
Net income (loss) available for common stockholders before net income attributable to noncontrolling interests in CPLP	$(22,674)	$21,686	$13,255	$38,016

Denominator:
Weighted average common shares - basic	112,926	105,073	109,049	105,056
Add:
Potential dilutive common shares - stock options	—	58	29	61
Weighted average units of CPLP convertible into common shares	1,744	1,744	1,744	1,744
Weighted average common shares - diluted	114,670	106,875	110,822	106,861
Net income (loss) per common share - diluted	$(0.20)	$0.20	$0.12	$0.36

Anti-dilutive stock options outstanding	27	—	—	3

For the three months ended June 30, 2019, anti-dilutive stock represent stock options whose exercise price does not exceed the average market value of the Company's stock and are not included in the calculation of dilutive weighted average shares due to the net loss during the period. For the six months ended June 30, 2018, anti-dilutive stock represents stock options whose exercise price exceeds the average market value of the Company's stock. These anti-dilutive stock options are not included in the current calculation of dilutive weighted average shares, but could be dilutive in the future.

14. CONSOLIDATED STATEMENTS OF CASH FLOWS - SUPPLEMENTAL INFORMATION
Supplemental information related to the cash flows, including significant non-cash activity affecting the consolidated statement of cash flows, for the six months ended June 30, 2019 and 2018 is as follows (in thousands):

	2019	2018
Interest paid, net of amounts capitalized	$22,130	$19,283
Non-Cash Transactions:
Non-cash assets and liabilities assumed in TIER transaction	1,512,384	—
Ground lease right-of-use assets and associated liabilities	56,294	—
Common stock dividends declared and accrued	42,563	27,326
Change in accrued property, acquisition, development, and tenant expenditures	8,973	24,121
Non-cash consideration for property acquisition	10,071	—
Transfers from projects under development to operating properties	—	212,628
Cumulative effect of change in accounting principle	—	22,329
Transfer from investment in unconsolidated joint venture to projects under development	—	7,025

The following table provides a reconciliation of cash, cash equivalents, and restricted cash recorded on the balance sheets to cash, cash equivalents, and restricted cash in the statements of cash flows (in thousands):

	June 30, 2019	December 31, 2018
Cash and cash equivalents	$11,885	$2,547
Restricted cash	2,182	148
Total cash, cash equivalents, and restricted cash	$14,067	$2,695

15. REPORTABLE SEGMENTS
The Company's segments are based on its method of internal reporting, which classifies operations by property type and geographical area. The segments by property type are: Office and Mixed-Use. The segments by geographical region are: Atlanta, Austin, Charlotte, Dallas, Phoenix, Tampa, and Other. These reportable segments represent an aggregation of operating segments reported to the Chief Operating Decision Maker based on similar economic characteristics that include the type of property and the geographical location. Each segment includes both consolidated operations and the Company's share of unconsolidated joint venture operations.
Company management evaluates the performance of its reportable segments in part based on net operating income (“NOI”). NOI represents rental property revenues, less termination fees, less rental property operating expenses. NOI is not a measure of cash flows or operating results as measured by GAAP, is not indicative of cash available to fund cash needs, and should not be considered an alternative to cash flows as a measure of liquidity. All companies may not calculate NOI in the same manner. The Company considers NOI to be an appropriate supplemental measure to net income as it helps both management and investors understand the core operations of the Company's operating assets. NOI excludes corporate general and administrative expenses, interest expense, depreciation and amortization, impairments, gains/loss on sales of real estate, and other non-operating items.
Segment net income, amount of capital expenditures, and total assets are not presented in the following tables because management does not utilize these measures when analyzing its segments or when making resource allocation decisions. Information on the Company's segments along with a reconciliation of NOI to net income for the three and six months ended June 30, 2019 and 2018 are as follows (in thousands):

Three Months Ended June 30, 2019	Office	Mixed-Use	Total
Net Operating Income:
Atlanta	$39,368	$—	$39,368
Austin	18,577	—	18,577
Charlotte	18,050	—	18,050
Dallas	669	—	669
Phoenix	9,290	—	9,290
Tampa	8,573	—	8,573
Other	2,182	708	2,890
Total Net Operating Income	$96,709	$708	$97,417

Three Months Ended June 30, 2018	Office	Mixed-Use	Total
Net Operating Income:
Atlanta	$32,178	$—	$32,178
Austin	15,431	—	15,431
Charlotte	15,088	—	15,088
Phoenix	8,880	—	8,880
Tampa	7,642	—	7,642
Other	433	543	976
Total Net Operating Income	$79,652	$543	$80,195

Six Months Ended June 30, 2019	Office	Mixed-Use	Total
Net Operating Income:
Atlanta	$76,766	$—	$76,766
Austin	34,525	—	34,525
Charlotte	33,859	—	33,859
Dallas	670	—	670
Phoenix	18,781	—	18,781
Tampa	16,560	—	16,560
Other	2,411	1,576	3,987
Total Net Operating Income	$183,572	$1,576	$185,148

Six Months Ended June 30, 2018	Office	Mixed-Use	Total
Net Operating Income:
Atlanta	$64,343	$—	$64,343
Austin	31,273	—	31,273
Charlotte	30,029	—	30,029
Phoenix	17,854	—	17,854
Tampa	15,370	—	15,370
Other	873	1,031	1,904
Total Net Operating Income	$159,742	$1,031	$160,773

The following reconciles Net Operating Income to Net Income for each of the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net Operating Income	$97,417	$80,195	$185,148	$160,773
Net operating income from unconsolidated joint ventures	(9,379)	(7,228)	(17,252)	(14,649)
Fee income	7,076	1,798	15,804	4,692
Termination fee income	190	639	710	999
Other income	11	493	151	1,093
Reimbursed expenses	(1,047)	(860)	(1,979)	(1,802)
General and administrative expenses	(8,374)	(8,071)	(19,834)	(14,880)
Interest expense	(12,059)	(9,714)	(22,879)	(19,492)
Depreciation and amortization	(50,904)	(45,675)	(96,765)	(90,768)
Acquisition and transaction costs	(49,827)	(137)	(49,830)	(228)
Other expenses	(624)	(44)	(804)	(364)
Income from unconsolidated joint ventures	3,634	5,036	6,538	7,921
Gain on sale of investment properties	1,304	5,317	14,415	4,945
Loss on extinguishment of debt	—	—	—	(85)
Net Income (Loss)	$(22,582)	$21,749	$13,423	$38,155

Revenues by reportable segment, including a reconciliation to total rental property revenues on the condensed consolidated statements of operations, for three and six months ended June 30, 2019 and 2018 are as follows (in thousands):

Three Months Ended June 30, 2019	Office	Mixed-Use	Total
Revenues:
Atlanta	$59,499	$—	$59,499
Austin	31,815	—	31,815
Charlotte	27,110	—	27,110
Dallas	804	—	804
Phoenix	12,805	—	12,805
Tampa	13,471	—	13,471
Other	3,581	1,093	4,674
Total segment revenues	149,085	1,093	150,178
Less Company's share of rental property revenues from unconsolidated joint ventures	(14,152)	(1,093)	(15,245)
Total rental property revenues	$134,933	$—	$134,933

Three Months Ended June 30, 2018	Office	Mixed-Use	Total
Revenues:
Atlanta	$50,521	$—	$50,521
Austin	26,407	—	26,407
Charlotte	23,053	—	23,053
Tampa	12,251	—	12,251
Phoenix	12,710	—	12,710
Other	549	834	1,383
Total segment revenues	125,491	834	126,325
Less Company's share of rental property revenues from unconsolidated joint ventures	(11,154)	(834)	(11,988)
Total rental property revenues	$114,337	$—	$114,337

Six Months Ended June 30, 2019	Office	Mixed-Use	Total
Revenues:
Atlanta	$116,969	$—	$116,969
Austin	59,907	—	59,907
Charlotte	50,496	—	50,496
Dallas	804	—	804
Phoenix	25,808	—	25,808
Tampa	26,441	—	26,441
Other	4,126	2,277	6,403
Total segment revenues	284,551	2,277	286,828
Less Company's share of rental property revenues from unconsolidated joint ventures	(25,753)	(2,277)	(28,030)
Total rental property revenues	$258,798	$—	$258,798

Six Months Ended June 30, 2018	Office	Mixed-Use	Total
Revenues:
Atlanta	$100,229	$—	$100,229
Austin	53,167	—	53,167
Charlotte	46,040	—	46,040
Tampa	24,796	—	24,796
Phoenix	24,822	—	24,822
Other	1,078	1,624	2,702
Total segment revenues	250,132	1,624	251,756
Less Company's share of rental property revenues from unconsolidated joint ventures	(22,087)	(1,624)	(23,711)
Total rental property revenues	$228,045	$—	$228,045

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview:
Cousins Properties Incorporated ("Cousins") (and collectively, with its subsidiaries, the "Company," "we," "our," or "us") is a publicly traded (NYSE: CUZ), self-administered, and self-managed real estate investment trust, or REIT. Cousins conducts substantially all of its business through Cousins Properties, LP ("CPLP"). Cousins owns approximately 99% of CPLP and consolidates CPLP. CPLP owns Cousins TSR Services LLC, a taxable entity which owns and manages its own real estate portfolio and performs certain real estate related services for other parties. Our strategy is to create value for our stockholders through ownership of the premier urban office portfolio in the Sun Belt markets, with a particular focus on Georgia, Texas, North Carolina, Arizona, and Florida. This strategy is based on a disciplined approach to capital allocation that includes strategic acquisitions, selective development projects, and timely dispositions of non-core assets. This strategy is also based on a simple, flexible, and low-leveraged balance sheet that allows us to pursue investment opportunities at the most advantageous points in the cycle. To implement this strategy, we leverage our strong local operating platforms within each of our major markets.
Consistent with this strategy, on June 14, 2019, we merged with TIER REIT, Inc. ("TIER") in a stock-for-stock transaction (the "Merger"). As a result, we acquired interests in nine operating properties containing 5.8 million square feet of space, two office properties under development that are expected to add 620,000 square feet of space upon completion, and seven strategically located land parcels on which we anticipate up to 2 million square feet of additional space may be developed. As a part of this transaction, we issued $650 million in senior unsecured debt at a weighted average interest rate of 3.88%, which effectively repaid the majority of the TIER debt assumed and repaid by the Credit Facility in the merger. We believe that this merger creates a company with an attractive portfolio of trophy office assets balanced across the premier Sun Belt markets. We believe that the merger will enhance our position in our existing markets of Austin and Charlotte, provide a strategic entry into Dallas, and balance our exposure in Atlanta. The Merger is also expected to enhance growth and to provide value-add opportunities as a result of TIER's active and attractive development portfolio and land bank. Immediately after the Merger and as of quarter-end, our portfolio of real estate assets consisted of interests in 38 operating properties (37 office and one mixed use), containing 21.8 million square feet of space, and five projects (four office and one mixed-use) under active development.
During the quarter, we leased or renewed 1.1 million square feet of office space, including a 561,000 square foot lease for the proposed combined corporate headquarters of BB&T Corporation and SunTrust Banks, Inc. at Hearst Tower in Charlotte that contains an option to purchase Hearst Tower for $455.5 million. The weighted average net effective rent of these leases, representing base rent less operating expense reimbursements and leasing costs, was $21.79 per square foot. For those leases that were previously occupied within the past year, net effective rent increased 21.5%. Same property net operating income (defined below) for consolidated properties and our share of unconsolidated properties increased by 4.5% between the three months ended June 30, 2019 and 2018.
On June 14, 2019, we restated and amended our articles of incorporation to effect a reverse stock split of the issued and outstanding shares of its common stock pursuant to which, (1) each four shares of our issued and outstanding common stock were combined into one share of the our common stock and (2) the authorized number of our common stock was proportionally reduced to 175 million shares. Fractional shares of common stock resulting from the reverse stock split were settled in cash. Fractional shares of preferred stock resulting from the reverse stock split were redeemed without payout. Immediately thereafter, we further amended our articles of incorporation to increase the number of authorized shares of our common stock from 175 million to 300 million shares.
Subsequent to quarter end, we entered into an agreement to purchase our partner's interest in Terminus Office Holdings LLC ("TOH") in a transaction that valued Terminus 100 and 200 at $503 million. The acquisition of our partner's interest in TOH is expected to close in the fourth quarter of 2019, and we will consolidate TOH and will record Terminus 100, Terminus 200, and the related notes payable at fair value. We expect to recognize a gain on this acquisition achieved in stages.
Results of Operations
General
Our financial results have been significantly affected by the Merger. In addition, our results have been affected by a series of transactions we entered into on March 1, 2019 with Norfolk Southern Railway Company ("NS") whereby we executed an agreement to develop NS's corporate headquarters in Midtown Atlanta and purchased 1200 Peachtree, a 370,000 square foot office building in Midtown Atlanta, from NS that is 100% leased by NS. Accordingly, our historical financial statements may not be indicative of future operating results.
Net Operating Income
The following table summarizes rental property revenues, rental property operating expenses, and net operating income ("NOI") for each of the periods presented, including our same property portfolio. NOI represents rental property revenue (excluding lease termination fees) less rental property operating expenses. Our same property portfolio is comprised of office properties that have been fully operational in each of the comparable reporting periods. A fully operational property is one that has achieved 90% economic occupancy or has been substantially completed and owned by us for each of the periods presented. This information is presented for consolidated properties only and does not include net operating income from our unconsolidated joint ventures.

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Rental Property Revenues
Same Property	$110,728	$106,374	$4,354	4.1%	$221,778	$212,416	$9,362	4.4%
Legacy TIER Properties	9,651	—	9,651	100.0%	9,651	—	9,651	100.0%
Other Non-Same Properties	14,554	7,963	6,591	82.8%	27,369	15,629	11,740	75.1%
Total Rental Property Revenues	$134,933	$114,337	$20,596	18.0%	$258,798	$228,045	$30,753	13.5%

Rental Property Operating Expenses
Same Property	$40,537	$38,719	$1,818	4.7%	$80,917	$77,320	$3,597	4.7%
Legacy TIER Properties	3,233	—	3,233	100.0%	3,233	—	3,233	100.0%
Other Non-Same Properties	2,935	2,012	923	45.9%	6,042	3,602	2,440	67.7%
Total Rental Property Operating Expenses	$46,705	$40,731	$5,974	14.7%	$90,192	$80,922	$9,270	11.5%

Net Operating Income
Same Property NOI	$70,002	$67,016	$2,986	4.5%	$140,151	$134,097	$6,054	4.5%
Legacy TIER Properties	6,419	—	6,419	100.0%	6,419	—	6,419	100.0%
Other Non-Same Properties	11,617	5,951	5,666	95.2%	21,326	11,027	10,299	93.4%
Total NOI	$88,038	$72,967	$15,071	20.7%	$167,896	$146,124	$22,772	15.6%
Same property rental property revenues increased in the three and six month periods as a result of higher occupancy at Northpark, Corporate Center, and Hayden Ferry and an increase in parking revenues across the same property portfolio. Same property rental property operating expenses increased in the three and six month periods primarily as a result of an increase in real estate taxes due to higher assessments of value in the Atlanta and Charlotte markets.
Revenues and expenses for Legacy TIER properties represent amounts recorded for the properties acquired in the Merger from the date of the Merger to June 30, 2019.
Revenues and expenses of Other Non-Same Properties increased in the three and six month periods primarily as a result the operations of 1200 Peachtree, which was acquired in the first quarter of 2019, and Spring & 8th, whose final phase commenced operations in the fourth quarter of 2018.
Fee Income
Fee income increased $5.3 million (294%) between the 2019 and 2018 three month periods and increased $11.1 million (237%) between the 2019 and 2018 six month periods. The increase is primarily driven by development fee income related to the transactions with NS.
General and Administrative Expenses
General and administrative expenses increased $5.0 million (33%) between the 2019 and 2018 six month periods. This increase is primarily driven by long-term compensation expense increases as a result of fluctuations in our common stock price relative to our office peers included in the SNL US Office REIT Index.
Interest Expense
Interest expense, net of amounts capitalized, increased $2.3 million (24%) between the 2019 and 2018 three month periods and increased $3.4 million (17%) between the 2019 and 2018 six month periods. The increase in both the three and six month periods is due to interest incurred on the unsecured senior notes that were issued on June 19, 2019, interest incurred on a mortgage loan assumed in the Merger, an increase in the average outstanding balance on our credit facility, and an increase in LIBOR resulting in higher interest expense on the term loan and line of credit.

Depreciation and Amortization

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Depreciation and Amortization
Same Property	$40,533	$42,694	$(2,161)	(5.1)%	$81,830	$84,833	$(3,003)	(3.5)%
Legacy TIER Properties	4,916	—	4,916	100.0%	4,916	—	4,916	100.0%
Other Non-Same Properties	5,455	2,981	2,474	83.0%	10,019	5,935	4,084	68.8%
Total Depreciation and Amortization	$50,904	$45,675	$5,229	11.4%	$96,765	$90,768	$5,997	6.6%
Same property depreciation and amortization decreased due primarily to the acceleration of amortization of tenant improvements and in-place leases on tenants who terminated their leases early in 2018. Depreciation and amortization for Legacy TIER properties represent amounts recorded on the properties acquired in the Merger from the date of the Merger to June 30, 2019. Depreciation and amortization of Other Non-Same Properties increased in the three and six month periods primarily as a result of depreciation and amortization of 1200 Peachtree, which was acquired in the first quarter of 2019, and Spring & 8th, whose final phase commenced operations in the fourth quarter of 2018.
Acquisition Costs
Acquisition costs for the three and six months ended June 30, 2019 relate primarily to the Merger. These costs include financial advisory, legal, accounting, severance, and other costs of combining the operations of TIER with the Company.
Income from Unconsolidated Joint Ventures
Income from unconsolidated joint ventures consisted of the Company's share of the following (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Net operating income	$9,379	$7,228	$2,151	29.8%	$17,252	$14,649	$2,603	17.8%
Termination fee income	4	—	4	100.0%	7	—	7	100.0%
Other income, net	43	2,476	(2,433)	(98.3)%	79	2,826	(2,747)	(97.2)%
Depreciation and amortization	(4,154)	(3,016)	(1,138)	37.7%	(7,408)	(6,435)	(973)	15.1%
Interest expense	(1,633)	(1,591)	(42)	2.6%	(3,387)	(3,106)	(281)	9.0%
Net gain (loss) on sale of investment property	(5)	(61)	56	(91.8)%	(5)	(13)	8	(61.5)%
Income from unconsolidated joint ventures	$3,634	$5,036	$(1,402)	(27.8)%	$6,538	$7,921	$(1,383)	(17.5)%
Net operating income and depreciation and amortization from unconsolidated joint ventures increased between the three and six month periods primarily due to the commencement of operations in the first quarter of 2019 of Dimensional Place, the office building owned by the DC Charlotte Plaza LLLP joint venture. Other income from unconsolidated joint ventures decreased between the three and six month periods primarily due to the 2018 sale of a parcel of land held by the Wildwood Associates joint venture.
Gain on Sale of Investment Properties
The gain on sale of investment properties for the three months ended June 30, 2019 results primarily from the condemnation of land by the City of Tempe at two of the Company's properties. Gain on sale of investment properties for the six months ended June 30, 2019 includes the sale of the Company's air rights that cover approximately eight acres within an area of Downtown Atlanta.
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
FFO is used by industry analysts and investors as a supplemental measure of a REIT’s operating performance. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry investors and analysts have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. Thus, NAREIT created FFO as a supplemental measure of REIT operating performance that excludes historical cost depreciation, among other items, from GAAP net income. The use of FFO, combined with the required primary GAAP presentations, has been fundamentally beneficial, improving the understanding of operating results of REITs among the investing public and making comparisons of REIT operating results more meaningful. Company management evaluates operating performance in part based on FFO. Additionally, we use FFO, along with other measures, to assess performance in connection with evaluating and granting incentive compensation to its officers and other key employees. The reconciliation of net income to FFO is as follows for the three and six months ended June 30, 2019 and 2018 (in thousands, except per share information):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net Income (Loss) Available to Common Stockholders	$(22,409)	$21,276	$12,932	$37,319
Depreciation and amortization of real estate assets:
Consolidated properties	50,450	45,207	95,855	89,827
Share of unconsolidated joint ventures	4,154	3,016	7,408	6,435
Partners' share of real estate depreciation	(99)	(70)	(195)	(139)
(Gain) loss on sale of depreciated properties:
Consolidated properties	33	(5,317)	54	(4,945)
Share of unconsolidated joint ventures	5	63	5	15
Non-controlling interest related to unitholders	(265)	410	323	697
Funds From Operations	$31,869	$64,585	$116,382	$129,209
Per Common Share — Diluted:
Net Income (Loss) Available to Common Stockholders	$(0.20)	$0.20	$0.12	$0.36
Funds From Operations	$0.28	$0.60	$1.05	$1.21
Weighted Average Shares — Diluted	114,670	106,875	110,822	106,861

Net Operating Income

Company management evaluates the performance of its property portfolio in part based on NOI. NOI represents rental property revenues, less termination fees, less rental property operating expenses. NOI is not a measure of cash flows or operating results as measured by GAAP, is not indicative of cash available to fund cash needs, and should not be considered an alternative to cash flows as a measure of liquidity. All companies may not calculate NOI in the same manner. The Company considers NOI to be an appropriate supplemental measure to net income as it helps both management and investors understand the core operations of the Company's operating assets. NOI excludes corporate general and administrative expenses, interest expense, depreciation and amortization, impairments, gains/loss on sales of real estate, and other non-operating items.
The following table reconciles NOI for consolidated properties to net income for each of the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income (loss)	$(22,582)	$21,749	$13,423	$38,155
Fee income	(7,076)	(1,798)	(15,804)	(4,692)
Termination fee income	(190)	(639)	(710)	(999)
Other income	(11)	(493)	(151)	(1,093)
Reimbursed expenses	1,047	860	1,979	1,802
General and administrative expenses	8,374	8,071	19,834	14,880
Interest expense	12,059	9,714	22,879	19,492
Depreciation and amortization	50,904	45,675	96,765	90,768
Acquisition and transaction costs	49,827	137	49,830	228
Other expenses	624	44	804	364
Income from unconsolidated joint ventures	(3,634)	(5,036)	(6,538)	(7,921)
Gain on sale of investment properties	(1,304)	(5,317)	(14,415)	(4,945)
Loss on extinguishment of debt	—	—	—	85
Net Operating Income	$88,038	$72,967	$167,896	$146,124

Liquidity and Capital Resources
Our primary short-term and long-term liquidity needs include the following:

•	property and land acquisitions;

•	expenditures on development projects;

•	building improvements, tenant improvements, and leasing costs;

•	principal and interest payments on indebtedness; and

•	common stock dividends and distributions to outside unitholders of CPLP.
We may satisfy these needs with one or more of the following:

•	cash and cash equivalents on hand;

•	net cash from operations;

•	proceeds from the sale of assets;

•	borrowings under our credit facility;

•	proceeds from mortgage notes payable;

•	proceeds from construction loans;

•	proceeds from unsecured loans;

•	proceeds from offerings of equity securities; and

•	joint venture formations.
As of June 30, 2019, we had $64.0 million drawn under our Credit Facility with the ability to borrow an additional $936.0 million.
Contractual Obligations and Commitments
The following table sets forth information as of June 30, 2019 with respect to our outstanding contractual obligations and commitments (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 years
Contractual Obligations:
Company debt:
Unsecured credit facility	$64,000	$—	$—	$64,000	$—
Unsecured senior notes	1,000,000	—	—	—	1,000,000
Term loan	250,000	—	250,000	—	—
Mortgage notes payable	527,918	5,550	45,083	171,317	305,968
Interest commitments (1)	457,077	22,817	134,062	108,132	192,066
Ground leases	227,918	3,702	12,886	5,523	205,807
Other operating leases	403	218	184	1	—
Total contractual obligations	$2,527,316	$32,287	$442,215	$348,973	$1,703,841
Commitments:
Unfunded tenant improvements and construction obligations	$245,708	$237,697	$8,011	$—	$—
Performance bonds	590	590	—	—	—
Total commitments	$246,298	$238,287	$8,011	$—	$—

(1)	Interest on variable rate obligations is based on rates effective as of June 30, 2019.
In addition, we have several standing or renewable service contracts mainly related to the operation of buildings. These contracts are in the ordinary course of business and are generally one year or less. These contracts are not included in the above table and are usually reimbursed in whole or in part by tenants.
In June 2019, we closed a $650 million private placement of unsecured senior notes, which were issued in three tranches. The first tranche of $125 million has an 8-year maturity and a fixed annual interest rate of 3.78%. The second tranche of $250 million has a 9-year maturity and a fixed annual interest rate of 3.86%. The third tranche of $275 million has a 10-year maturity and a fixed annual interest rate of 3.95%.
In the Merger, we assumed a mortgage loan with a principal balance of $66.0 million and a fixed annual interest rate of 4.24% that is due in 2023.

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
Over 80% of our debt bears interest at a fixed rate. Our variable-interest debt instruments, including our Credit Facility and $250 million term loan, may use London Interbank Offering Rate ("LIBOR") as a benchmark for establishing the rate. LIBOR is the subject of recent regulatory guidance and proposals for reform. These reforms may cause LIBOR to no longer be provided or to perform differently than in the past. If LIBOR is no longer widely available, or otherwise at our option, our Credit Facility and term loan facilities provide for alternate interest rate calculations. For additional information, please refer to Item 3, "Quantitative and Qualitative Disclosures about Market Risk", for additional information regarding interest rate risk.
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
Cash Flows Summary
We report and analyze our cash flows based on operating activities, investing activities, and financing activities. The following table sets forth the changes in cash flows (in thousands):

	Six Months Ended June 30,
	2019	2018	Change
Net cash provided by operating activities	$77,791	$104,716	$(26,925)
Net cash used in investing activities	(37,246)	(134,376)	97,130
Net cash used in financing activities	(29,173)	(65,525)	36,352
The reasons for significant increases and decreases in cash flows between the periods are as follows:
Cash Flows from Operating Activities. Cash flows from operating activities decreased $26.9 million between the 2019 and 2018 six month periods primarily due to cash paid for merger expenses, partially offset by development fees received related to the NS transactions and by net cash received from the commencement of operations at the second and final phase of Spring & 8th in the fourth quarter of 2018 and at 1200 Peachtree in the first quarter of 2019.
Cash Flows from Investing Activities. Cash flows used in investing activities decreased $97.1 million between the 2019 and 2018 six month periods primarily due to cash received in the Merger and cash received from the sale of land to NS, offset by an increase in cash used for acquisitions due to the purchase of 1200 Peachtree.
Cash Flows from Financing Activities. Cash flows used in financing activities decreased $36.4 million between the 2019 and 2018 six month periods primarily due to an increase in net borrowings during 2019.
Capital Expenditures. We incur costs related to our real estate assets that include acquisition of properties, development of new properties, redevelopment of existing or newly purchased properties, leasing costs for new or replacement tenants, and ongoing property repairs and maintenance.
Capital expenditures for assets we develop or acquire and then hold and operate are included in the property acquisition, development, and tenant asset expenditures line item within investing activities on the condensed consolidated statements of cash flows. Amounts accrued are removed from the table below (accrued capital adjustment) to show the components of these costs on a cash basis. Components of costs included in this line item for the six months ended June 30, 2019 and 2018 are as follows (in thousands):

	Six Months Ended June 30,
	2019	2018
Acquisition of property	$82,120	$—
Development	36,258	36,523
Operating — leasing costs	22,698	15,065
Operating — building improvements	24,678	17,479
Purchase of land held for investment	6,512	—
Capitalized interest	2,131	2,485
Capitalized personnel costs	3,276	4,094
Change in accrued capital expenditures	(8,973)	24,121
Total property acquisition, development, and tenant asset expenditures	$168,700	$99,767
Capital expenditures, including capitalized interest, increased $68.9 million between the 2019 and 2018 six month periods primarily due to the purchase of 1200 Peachtree and land, offset by a decrease accrued capital expenditures. Tenant improvements and leasing costs, as well as related capitalized personnel costs, are a function of the number and size of newly executed leases or renewals of existing leases. The amounts of tenant improvement and leasing costs for our office portfolio on a per square foot basis for the six months ended June 30, 2019 and 2018 were as follows:

	2019	2018
New leases	$5.51	$7.80
Renewal leases	$6.31	$5.37
Expansion leases	$8.80	$6.40
The amounts of tenant improvement and leasing costs on a per square foot basis vary by lease and by market. During the first quarter of 2019, the Company executed a new full-building lease at 1200 Peachtree with NS that had lower than average tenant improvement and leasing costs and in the second quarter executed a new lease with BB&T Corporation that had higher than average leasing costs.
Dividends. We paid common dividends of $57.8 million and $52.5 million in the 2019 and 2018 six month periods, respectively. We funded the common dividends with cash provided by operating activities. We expect to fund our future quarterly common dividends with cash provided by operating activities, also using proceeds from investment property sales, distributions from unconsolidated joint ventures, and indebtedness, if necessary.
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
Debt. At June 30, 2019, our unconsolidated joint ventures had aggregate outstanding indebtedness to third parties of $340.4 million. These loans are generally mortgage or construction loans, most of which are non-recourse to us except as described in the paragraph below. In addition, in certain instances, we provide “non-recourse carve-out guarantees” on these non-recourse loans. Certain of these loans have variable interest rates, which creates exposure to the ventures in the form of market risk from interest rate changes.
We guarantee 12.5% of the loan amount related to the Carolina Square construction loan, which has a lending capacity of $79.8 million, and an outstanding balance of $75.2 million as of June 30, 2019. At June 30, 2019, we guaranteed $9.4 million of the amount outstanding.

Critical Accounting Policies
There have been no material changes in the critical accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
Our primary exposure to market risk results from our debt, which bears interest at both fixed and variable rates. We attempt to mitigate this risk by limiting our debt exposure in total and our maturities in any one year and weighting more towards fixed-rate debt in our portfolio. The fixed rate debt obligations limit the risk of fluctuating interest rates. At June 30, 2019 and December 31, 2018, we had $1.5 billion and $817.4 million of fixed rate debt outstanding at weighted average interest rates of 3.89% and 3.86%, respectively. The amount of fixed-rate debt outstanding primarily increased from December 31, 2018 to June 30, 2019 as a result of the funding of three tranches of Senior Unsecured Notes for a total of $650 million and the assumption of Legacy Union One mortgage note of $66 million assumed in the Merger with TIER.
At June 30, 2019, we had $314.0 million of variable rate debt outstanding, which consisted of the Credit Facility with $64.0 million outstanding at an interest rate of 3.45% and a $250.0 million term loan with an interest rate of 3.60%. As of December 31, 2018, we had $250.0 million million of variable rate debt outstanding, which consisted of the Credit Facility with no outstanding balance at an interest rate of 3.55% and a $250.0 million term loan with an interest rate of 3.70%. Based on our average variable rate debt balances for the six months ended June 30, 2019, interest incurred would have increased by $1.7 million if these interest rates had been 1% higher.
The following table summarizes our market risk associated with notes payable as of June 30, 2019. It includes the principal maturing, an estimate of the weighted average interest rates on remaining debt obligations, and the fair values of the Company’s fixed and variable rate notes payable. Fair value was calculated by discounting future principal payments at estimated rates at which similar loans could have been obtained at June 30, 2019. The information presented below should be read in conjunction with note 8 of notes to consolidated financial statements included in this Quarterly Report on Form 10-Q. We did not have a significant level of notes receivable at June 30, 2019, and the table does not include information related to notes receivable.

	Twelve Months Ended June 30,
($ in thousands)	2020	2021	2022	2023	2024	Thereafter	Total	Estimated Fair Value
Notes Payable:
Fixed Rate	$11,209	$33,743	$11,470	$161,354	$8,419	$1,301,723	$1,527,918	$1,545,751
Weighted Average Interest Rate	3.39%	3.35%	3.34%	3.45%	3.45%	3.66%	3.63%
Variable Rate	$—	$—	$250,000	$64,000	$—	$—	$314,000	$324,847
Weighted Average Interest Rate (1)	—	—	3.60%	3.45%	—	—	3.57%
(1) Interest rates on variable rate notes payable are equal to the variable rates in effect on June 30, 2019.

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
Item 1A. Risk Factors
Risk factors that affect our business and financial results are discussed in Part I, "Item 1A. Risk Factors," of our Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material changes in our risk factors from those previously disclosed in our Annual Report and our Quarterly Reports other than as set forth below. You should carefully consider the risks described in our Annual Report and below, which could materially affect our business, financial condition or future results. The risks described in our Annual Report and below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.
We may be unable to integrate the business of TIER successfully or realize the anticipated synergies and related benefits of our merger with TIER or do so within the anticipated time frame.
The ongoing integration of the TIER business into our own will require significant management and resources. We may encounter difficulties in the integration process or in realizing any of the expected benefits from the Merger, including the following:

•
the inability to successfully combine our business and TIER's business in a manner that permits us to achieve the cost savings anticipated to result from the Merger which would result in some anticipated benefits of the Merger not being realized in the time frame currently anticipated or at all;

•	lost sales and tenants as a result of certain tenants deciding not do do business with us;

•	the complexities associated with integrating personnel;

•	the additional complexities of combining two companies with different histories, cultures, regulatory restrictions, markets and customer bases;

•	our failure to retain key employees;

•	potential unknown liabilities and unforeseen increased expenses, delays or regulatory conditions associated with the Merger; and

•	performance shortfalls as a result of the diversion of management's attention caused by completing the Merger.
For all these reasons, it is possible that the integration process could result in the distraction of our management, the disruption or our ongoing business or inconsistencies in our services, standards, controls, procedures and policies, any of which could adversely affect our ability to maintain relationships with tenants, customers, vendors and employees.
As a result of the Merger, the composition of our Board of Directors has changed.
Concurrent with the closing of the Merger, the Board of Directors has changed and currently consists of ten members, eight of which served on our Board of Directors prior to the Merger and two of which served on TIER's Board of Directors prior to the merger.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
We did not make any sales of unregistered securities during the second quarter of 2019.
We purchased the following common shares during the second quarter of 2019:

	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)
April 1 - 30	164	$38.28
May 1 - 31	—	—
June 1 - 30	—	—
	164	$38.28
(1) Activity for the second quarter of 2019 related to the remittances of shares for income taxes associated with restricted stock vestings. For information on our equity compensation plans, see note 13 of our Annual Report on Form 10-K, and note 10 to the unaudited condensed consolidated financial statements set forth in this Form 10-Q.

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

3.1.6
Articles of Amendment to Restated and Amended Articles of Incorporation of the Registrant, filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on June 14, 2019, and incorporated herein by reference.

3.1.7
Articles of Amendment to Restated and Amended Articles of Incorporation of the Registrant, filed as Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed on June 14, 2019, and incorporated herein by reference.

3.2		Bylaws of the Registrant, as amended and restated December 4, 2012, filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on December 7, 2012, and incorporated herein by reference.

4.1	†	Master Purchase Agreement, dated as of April 19, 2017, by and among the Registrant, Cousins Properties LP, and the purchasers of certain unsecured senior notes (the “Master Note Purchase Agreement”).

4.2	†	Cousins Properties Incorporated, Cousins Properties LP, First Supplement to Master Note Purchase Agreement, dated as of June 12, 2019.

4.3	†	Guaranty Agreement, dated as of April 19, 2017 (as amended, modified, or supplemented from time to time, the "Guaranty Agreement") incorporated by reference to Exhibit A of Exhibit 4.1 above.

4.4	†	Form of Senior Unsecured Notes incorporated by reference to Schedule 1-A and 1-B of Exhibit 4.1 above.

4.5	†	Form of Senior Unsecured Notes incorporated by reference to Schedule 1-A, 1-B, and 1-C of Exhibit 4.2 above.

10.1		Cousins Properties Incorporated 2019 Omnibus Incentive Stock Plan, filed as Appendix B to the Registrant's Definitive Proxy Statement filed on March 14, 2019, and incorporated herein by reference.

31.1	†	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	†	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	†	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	†	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	†
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

COUSINS PROPERTIES INCORPORATED
/s/ Gregg D. Adzema
Gregg D. Adzema
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)
Date: July 24, 2019