Form 10-Q
period 2019-09-30
COUSINS PROPERTIES INC
filed 2019-10-23
CIK 25232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 16, 2019
Common Stock, $1 par value per share	146,762,271 shares

FORWARD-LOOKING STATEMENTS

Certain matters contained in this report are “forward-looking statements” within the meaning of the federal securities laws and are subject to uncertainties and risks, as itemized in Item 1A included in the Annual Report on Form 10-K for the year ended December 31, 2018, and as itemized herein. These forward-looking statements include information about possible or assumed future results of the business and our financial condition, liquidity, results of operations, plans, and objectives. They also include, among other things, statements regarding subjects that are forward-looking by their nature, such as:

•	guidance and underlying assumptions;

•	business and financial strategy;

•	future debt financings;

•	future acquisitions and dispositions of operating assets or joint venture interests;

•	future acquisitions and dispositions of land, including ground leases;

•	future development and redevelopment opportunities, including fee development opportunities;

•	future issuances and repurchases of common stock;

•	future distributions;

•	projected capital expenditures;

•	market and industry trends;

•	entry into new markets;

•	future changes in interest rates;

•	the benefits of the merger with TIER REIT, Inc. ("TIER"), including all future financial and operating results, plans, objectives, expectations, and intentions;

•	benefits of the transactions with TIER to tenants, employees, stockholders, and other constituents of the combined company;

•	integrating TIER with us; and

•	all statements that address operating performance, events, or developments that we expect or anticipate will occur in the future — including statements relating to creating value for stockholders.
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

•
changes in national and local economic conditions, the real estate industry, and the commercial real estate markets in which we operate (including supply and demand changes), particularly in Atlanta, Austin, Charlotte, Phoenix, Tampa, and Dallas where we have high concentrations of our lease revenues;

•	changes to our strategy with regard to land and other non-core holdings that require impairment losses to be recognized;

•
leasing risks, including the ability to obtain new tenants or renew expiring tenants, the ability to lease newly developed and/or recently acquired space, the failure of a tenant to commence or complete tenant improvements on schedule or to occupy leased space, and the risk of declining leasing rates;

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

PART I — FINANCIAL INFORMATION
Item 1.    Financial Statements.
COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share and per share amounts)

	September 30, 2019	December 31, 2018
	(unaudited)
Assets:
Real estate assets:
Operating properties, net of accumulated depreciation of $561,489 and $421,495 in 2019 and 2018, respectively	$5,532,963	$3,603,011
Projects under development	370,755	24,217
Land	113,578	72,563
	6,017,296	3,699,791
Real estate assets and other assets held for sale	29,193	—

Cash and cash equivalents	12,396	2,547
Restricted cash	2,268	148
Notes and accounts receivable	28,792	13,821
Deferred rents receivable	101,213	83,116
Investment in unconsolidated joint ventures	186,079	161,907
Intangible assets, net	255,613	145,883
Other assets	71,270	39,083
Total assets	$6,704,120	$4,146,296
Liabilities:
Notes payable	$1,850,817	$1,062,570
Accounts payable and accrued expenses	225,632	110,159
Deferred income	57,411	41,266
Intangible liabilities, net of accumulated amortization of $56,414 and $42,473 in 2019 and 2018, respectively	89,578	56,941
Other liabilities	131,604	54,204
Total liabilities	2,355,042	1,325,140
Commitments and contingencies
Equity:
Stockholders' investment:
Preferred stock, $1 par value, 20,000,000 shares authorized, 1,716,837 shares issued and outstanding in 2019 and 2018	1,717	1,717
Common stock, $1 par value, 300,000,000 and 175,000,000 shares authorized in 2019 and 2018, respectively, and 149,347,204 and 107,681,130 shares issued in 2019 and 2018, respectively	149,347	107,681
Additional paid-in capital	5,493,265	3,934,385
Treasury stock at cost, 2,584,933 shares in 2019 and 2018	(148,473)	(148,473)
Distributions in excess of cumulative net income	(1,211,752)	(1,129,445)
Total stockholders' investment	4,284,104	2,765,865
Nonredeemable noncontrolling interests	64,974	55,291
Total equity	4,349,078	2,821,156
Total liabilities and equity	$6,704,120	$4,146,296

See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues:
Rental property revenues	$180,826	$115,719	$439,624	$343,764
Fee income	7,494	2,519	23,298	7,211
Other	3	468	154	1,561
	188,323	118,706	463,076	352,536
Expenses:
Rental property operating expenses	65,646	41,579	155,838	122,501
Reimbursed expenses	1,290	955	3,269	2,757
General and administrative expenses	5,852	3,913	25,686	18,793
Interest expense	14,700	9,551	37,579	29,043
Depreciation and amortization	82,012	45,068	178,777	135,836
Transaction costs	1,048	—	50,878	228
Other	297	93	1,101	457
	170,845	101,159	453,128	309,615
Income from unconsolidated joint ventures	3,241	2,252	9,779	10,173
Gain (loss) on sale of investment properties	(27)	(33)	14,388	4,912
Gain on extinguishment of debt	—	93	—	8
Net income	20,692	19,859	34,115	58,014
Net income attributable to noncontrolling interests	(318)	(374)	(809)	(1,210)
Net income available to common stockholders	$20,374	$19,485	$33,306	$56,804

Net income per common share — basic and diluted	$0.14	$0.19	$0.27	$0.54
Weighted average shares — basic	146,762	105,096	121,758	105,069
Weighted average shares — diluted	148,530	106,880	123,529	106,867

See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited; in thousands except per share amounts)

Three Months Ended September 30, 2019
	Preferred Stock	Common Stock	Additional Paid-In Capital	Treasury Stock	Distributions in Excess of Net Income	Stockholders’ Investment	Nonredeemable Noncontrolling Interests	Total Equity
Balance June 30, 2019	$1,717	$149,348	$5,492,648	$(148,473)	$(1,189,567)	$4,305,673	$63,945	$4,369,618
Net income (loss)	—	—	—	—	20,374	20,374	318	20,692
Amortization of stock options and restricted stock, net of forfeitures	—	(1)	617	—	—	616	—	616
Contributions from nonredeemable noncontrolling interests	—	—	—	—	—	—	1,191	1,191
Distributions to nonredeemable noncontrolling interests	—	—	—	—	—	—	(480)	(480)
Common dividends ($0.29 per share)	—	—	—	—	(42,559)	(42,559)	—	(42,559)
Balance September 30, 2019	$1,717	$149,347	$5,493,265	$(148,473)	$(1,211,752)	$4,284,104	$64,974	$4,349,078

Three Months Ended September 30, 2018
	Preferred Stock	Common Stock	Additional Paid-In Capital	Treasury Stock	Distributions in Excess of Net Income	Stockholders’ Investment	Nonredeemable Noncontrolling Interests	Total Equity
Balance June 30, 2018	$1,717	$107,683	$3,933,248	$(148,473)	$(1,116,640)	$2,777,535	$54,809	$2,832,344
Net income	—	—	—	—	19,485	19,485	374	19,859
Amortization of stock options and restricted stock, net of forfeitures	—	(2)	563	—	—	561	—	561
Contributions from nonredeemable noncontrolling interests	—	—	—	—	—	—	252	252
Distributions to nonredeemable noncontrolling interests	—	—	—	—	—	—	(1,198)	(1,198)
Common dividends ($0.26 per share)	—	—	—	—	(27,363)	(27,363)	—	(27,363)
Balance September 30, 2018	$1,717	$107,681	$3,933,811	$(148,473)	$(1,124,518)	$2,770,218	$54,237	$2,824,455
See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited; in thousands except per share amounts)

Nine Months Ended September 30, 2019
	Preferred Stock	Common Stock	Additional Paid-In Capital	Treasury Stock	Distributions in Excess of Net Income	Stockholders’ Investment	Nonredeemable Noncontrolling Interests	Total Equity
Balance December 31, 2018	$1,717	$107,681	$3,934,385	$(148,473)	$(1,129,445)	$2,765,865	$55,291	$2,821,156
Net income	—	—	—	—	33,306	33,306	809	34,115
Common stock issued in merger	—	41,576	1,556,613	—	—	1,598,189	—	1,598,189
Common stock issued pursuant to stock based compensation	—	91	419	—	—	510	—	510
Amortization of stock options and restricted stock, net of forfeitures	—	(1)	1,848	—	—	1,847	—	1,847
Nonredeemable noncontrolling interests acquired in merger	—	—	—	—	—	—	5,348	5,348
Contributions from nonredeemable noncontrolling interests	—	—	—	—	—	—	5,271	5,271
Distributions to nonredeemable noncontrolling interests	—	—	—	—	—	—	(1,745)	(1,745)
Common dividends ($0.87 per share)	—	—	—	—	(115,613)	(115,613)	—	(115,613)
Balance September 30, 2019	$1,717	$149,347	$5,493,265	$(148,473)	$(1,211,752)	$4,284,104	$64,974	$4,349,078

Nine Months Ended September 30, 2018
	Preferred Stock	Common Stock	Additional Paid-In Capital	Treasury Stock	Distributions in Excess of Net Income	Stockholders’ Investment	Nonredeemable Noncontrolling Interests	Total Equity
Balance December 31, 2017	$1,717	$107,587	$3,932,689	$(148,373)	$(1,121,647)	$2,771,973	$53,138	$2,825,111
Net income	—	—	—	—	56,804	56,804	1,210	58,014
Common stock issued pursuant to stock based compensation	—	99	(566)	(100)	—	(567)	—	(567)
Cumulative effect of change in accounting principle	—	—	—	—	22,329	22,329	—	22,329
Amortization of stock options and restricted stock, net of forfeitures	—	(5)	1,688	—	—	1,683	—	1,683
Contributions from nonredeemable noncontrolling interests	—	—	—	—	—	—	1,960	1,960
Distributions to nonredeemable noncontrolling interests	—	—	—	—	—	—	(2,071)	(2,071)
Common dividends ($0.78 per share)	—	—	—	—	(82,004)	(82,004)	—	(82,004)
Balance September 30, 2018	$1,717	$107,681	$3,933,811	$(148,473)	$(1,124,518)	$2,770,218	$54,237	$2,824,455
See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in thousands)

	Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$34,115	$58,014
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of investment properties	(14,388)	(4,912)
Depreciation and amortization	178,777	135,836
Amortization of deferred financing costs and premium/discount on notes payable	1,723	1,808
Stock-based compensation expense, net of forfeitures	3,209	2,825
Effect of non-cash adjustments to revenues	(31,166)	(24,028)
Income from unconsolidated joint ventures	(9,779)	(10,173)
Operating distributions from unconsolidated joint ventures	6,125	15,056
Gain on extinguishment of debt	—	(8)
Changes in other operating assets and liabilities:
Change in other receivables and other assets, net	(13,638)	(435)
Change in operating liabilities, net	43,387	4,054
Net cash provided by operating activities	198,365	178,037
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from investment property sales	58,968	—
Property acquisition, development, and tenant asset expenditures	(252,034)	(132,468)
Investment in unconsolidated joint ventures	(21,476)	(43,276)
Distributions from unconsolidated joint ventures	11	2,032
Cash and restricted cash acquired in merger	85,989	—
Change in notes receivable and other assets	(71)	(4,429)
Other	—	(4,261)
Net cash used in investing activities	(128,613)	(182,402)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facility	904,000	—
Repayment of credit facility	(824,000)	—
Repayment of notes payable	(687,207)	(28,719)
Issuance of unsecured senior notes	650,000	—
Payment of deferred financing costs	(2,866)	(6,166)
Contributions from nonredeemable noncontrolling interests	5,271	252
Distributions to nonredeemable noncontrolling interests	(1,745)	(2,071)
Common dividends paid	(100,372)	(79,842)
Other	(864)	(1,709)
Net cash used in financing activities	(57,783)	(118,255)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	11,969	(122,620)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	2,695	205,745
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$14,664	$83,125
See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
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
Basis of Presentation
The condensed consolidated financial statements are unaudited and were prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, these financial statements reflect all adjustments necessary (which adjustments are of a normal and recurring nature) for the fair presentation of the Company's financial position as of September 30, 2019 and the results of operations for the three and nine months ended September 30, 2019 and 2018. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of results expected for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018. The accounting policies employed are substantially the same as those shown in note 2 to the consolidated financial statements included therein.
On June 14, 2019, the Company restated and amended its articles of incorporation to effect a reverse stock split of the issued and outstanding shares of its common and preferred stock pursuant to which (1) each four shares of the Company's issued and outstanding common stock were combined into one share of the Company's common or preferred stock, respectively, and (2) the authorized number of the Company's common stock was proportionally reduced to 175 million shares. Fractional shares of common stock resulting from the reverse stock split were settled in cash. Fractional shares of preferred stock resulting from the reverse stock split were redeemed without payout. Immediately thereafter, the Company further amended its articles of incorporation to increase the number of authorized shares of its common stock from 175 million to 300 million shares. All shares of common stock, stock options, restricted stock units, and per share information presented in the condensed consolidated financial statements have been adjusted to reflect the reverse stock split on a retroactive basis for all periods presented.
For the three and nine months ended September 30, 2019 and 2018, there were no items of other comprehensive income. Therefore, no presentation of comprehensive income is required. Additionally, certain subtotals within the condensed consolidated statements of operations for the three and nine months ended September 30, 2018 were removed to conform to the current period presentation.
On January 1, 2019, the Company began recording lease termination fees in rental property revenues on the condensed consolidated statements of operations as a result of the adoption of Accounting Standards Update ("ASU") 2016-02, "Leases," ("ASC 842"). The prior period amounts, which were included in other revenues, were reclassified to conform to the current period presentation.
The Company evaluates all partnerships, joint ventures, and other arrangements with variable interests to determine if the entity or arrangement qualifies as a variable interest entity ("VIE"), as defined in the Financial Accounting Standard Board's ("FASB") Accounting Standards Codification ("ASC"). If the entity or arrangement qualifies as a VIE and the Company is determined to be the primary beneficiary, the Company is required to consolidate the assets, liabilities, and results of operations of the VIE. At September 30, 2019, the Company had no investments or interests in any VIEs.

Recently Issued Accounting Standards
On January 1, 2019, the Company adopted ASC 842, which amended the previous standard for lease accounting by requiring lessees to record most leases on their balance sheets and making targeted changes to lessor accounting and reporting. The new standard requires lessees to record a right-of-use asset and a lease liability for leases and classify such leases as either finance or operating leases based on the principle of whether the lease is effectively a financed purchase of the leased asset by the lessee. The classification of the leases determines whether the lease expense is recognized based on an effective interest method (finance leases) or on a straight-line basis over the term of the lease (operating leases). The new standard also revised the treatment of indirect leasing costs and permits the capitalization and amortization of direct leasing costs only. For the three and nine months ended September 30, 2018, the Company capitalized $778,000 and $2.8 million of indirect leasing costs, respectively.
The Company adopted the following optional practical expedients provided in ASC 842:
•no reassessment of any expired or existing contracts to determine if they contain a lease;
•no requirement to write-off any unamortized, previously capitalized, initial direct costs for existing leases;
•no recognition of right-of-use assets for leases with a term of one year or less;

•	no requirement to separately classify and disclose non-lease components of revenue in lease contracts from the related lease components provided certain conditions are met; and

•	no requirement to reassess the classification of existing leases as finance leases versus operating leases.
For those leases where the Company is lessee, specifically ground leases, the adoption of ASC 842 required the Company to record a right-of-use asset and a lease liability in the amount of $56.3 million on the condensed consolidated balance sheet. In calculating the right of use asset and lease liability the Company used a weighted average discount rate of 4.49%, which represented the Company's incremental borrowing rate related to the ground lease assets as of January 1, 2019. Ground leases executed before the adoption of ASC 842 are accounted for as operating leases and did not result in a materially different ground lease expense. However, most ground leases executed after the adoption of ASC 842 are expected to be accounted for as finance leases, which will result in ground lease expense being recorded using the effective interest method instead of the straight-line method over the term of the lease, resulting in higher expense associated with the ground lease in the earlier years of a ground lease when compared to the straight line method. The Company used the "modified retrospective" method upon adoption of ASC 842, which permitted application of the new standard on the adoption date as opposed to the earliest comparative period presented in its financial statements. For additional disclosures, see note 4 "Leases."
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
2. MERGER WITH TIER REIT, INC.
On June 14, 2019, pursuant to the Agreement and Plan of Merger dated March 25, 2019 (the “Merger Agreement”), by and among the Company and TIER REIT, Inc. (“TIER”), TIER merged with and into a subsidiary of the Company (the “Merger”) with this subsidiary continuing as the surviving corporation of the Merger. In accordance with the terms and conditions of the Merger Agreement, each share of TIER common stock issued and outstanding immediately prior to the Merger, was converted into 2.98 newly issued pre-reverse split shares of the Company’s common stock with fractional shares being settled in cash. In the Merger, former TIER common stockholders received approximately 166 million pre-reverse split shares of common stock of the Company. As discussed in note 1 to the condensed consolidated financial statements, immediately following the Merger, the Company completed a 1-for-4 reverse stock split.
The Merger has been accounted for as a business combination with the Company as the accounting acquirer, which requires, among other things, that the assets acquired and liabilities assumed be recognized at their acquisition date fair value. The total value of the transaction is based on the closing stock price of the Company's common stock on June 13, 2019, the day immediately prior to the closing of the Merger. Based on the shares issued in the transaction, the total fair value of the assets acquired and liabilities assumed in the Merger was $1.6 billion. During the three and nine months ended September 30, 2019, the Company incurred expenses related to the Merger of $1.0 million and $50.9 million, respectively.
Management engaged a third party valuation specialist to assist with valuing the real estate assets acquired and liabilities assumed in the Merger. The third party used cash flow analyses as well as an income approach and a cost approach to determine the fair value of real estate assets acquired. Based on additional information that may become available, subsequent adjustments may be made to the purchase price allocation within the allocation period, which typically does not exceed one year.

The purchase price was allocated as follows (in thousands):

Real estate assets	$2,186,719
Real estate assets held for sale	29,193
Cash and cash equivalents	84,042
Restricted cash	1,947
Notes and other receivables	7,447
Investment in unconsolidated joint ventures	349
Intangible assets	142,316
Other assets	10,039
2,462,052

Notes payable	747,549
Accounts payable and accrued expenses	48,030
Deferred income	8,388
Intangible liabilities	46,579
Other liabilities	7,796
Nonredeemable noncontrolling interests	5,348
863,690

Total purchase price	$1,598,362

During the three and nine months ended September 30, 2019, the Company recorded revenues of $52.1 million and $61.7 million, respectively, related to the Merger. The following unaudited supplemental pro forma information is based upon the Company's historical condensed consolidated statements of operations, adjusted as if the Merger had occurred on January 1, 2018. The supplemental pro forma information is not necessarily indicative of future results, or of actual results, that would have been achieved had the Merger been consummated at the beginning of the period.

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(unaudited, in thousands)
Revenues	$188,323	$176,711	$555,324	$521,945
Net income	21,740	44,218	110,188	30,829
Net income available to common stockholders	21,410	43,689	108,724	30,466

2019 supplemental pro forma earnings were adjusted to exclude $1.0 million and $50.9 million of transaction costs incurred in the three and nine months ended September 30, 2019, respectively. Supplemental pro forma earnings for the nine months ended September 30, 2018 were adjusted to include this change.
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
The Company determined that all contracts and transactions associated with NS should be combined for accounting purposes, and the amounts exchanged under the combined contracts should be allocated to the various components of the overall transaction at fair value or market value as discussed below. The Company determined that the purchase of 1200 Peachtree should be recorded at fair value of $92.3 million (see below for allocation of the purchase price). The Company determined that the lease with NS at the 1200 Peachtree building was at market value under ASC 842. The land sale was accounted for under ASC 610-20 and no gain or loss was recorded on the derecognition of this non-financial asset as the fair value was determined to equal the carrying amount. Consideration related to various services provided to NS, and accounted for under ASC 606, was determined to be $52.3 million and represents the negotiated market value for the services agreed to by the Company and NS in the contracts. This amount included non-cash consideration of the $10.3 million discount on the purchase of 1200 Peachtree as well as cash consideration of $5 million from the land sale contract (difference between fair value and contract amount), $5 million from the Development Agreement, and $32 million from the Consulting Agreement. Since all of the agreements and contracts above were executed for the purpose of delivering and constructing a corporate headquarters for NS and all of the services and deliverables are highly interdependent, the Company determined that the services represent a single performance obligation under ASC 606.
The Company determined that control of the services to be provided is being transferred over time and, thus, the Company must recognize the $52.3 million contract price in revenue as it satisfies the performance obligation. The Company determined that the inputs method of measuring progress of satisfying the performance obligation was the most appropriate method of recognizing revenue for the services component. Therefore, the Company began recognizing revenue in the quarter ended March 31, 2019, and will recognize future revenue based upon the time spent by the Company’s employees in providing these services as compared to the total estimated time required to satisfy the performance obligation. During the three and nine months ended September 30, 2019, the Company recognized $5.6 million and $17.2 million, respectively, in fee income in its statements of operations related to the services provided to NS.
The following table summarizes the allocations of the estimated fair value of the assets and liabilities of the 1200 Peachtree discussed above (in thousands):

Tangible assets:
Land and improvements	$19,495
Building	62,836
Tangible assets	82,331

Intangible assets:
In-place leases	9,969
Intangible assets	9,969

Total assets acquired	$92,300

4. LEASES
At September 30, 2019, the Company had five properties subject to operating ground leases with a weighted average remaining term of 72 years and two finance ground leases with a weighted average remaining term of five years. At September 30, 2019, the Company had right-of-use assets of $69.5 million included in operating properties, projects under development, or land on the condensed consolidated balance sheets and a lease liability of $70.1 million included in other liabilities on the condensed consolidated balance sheets. The weighted average discount rate on these ground leases at September 30, 2019 was 4.5%.
Rental payments on these ground leases are adjusted periodically based on either the Consumer Price Index, changes in developed square feet on the underlying leased asset, or on a pre-determined schedule. The monthly payments on a pre-determined schedule are recognized on a straight-line basis over the terms of the respective leases while payments resulting from changes in the Consumer Price Index or future development are reflected in the statement of operations at the time of the change.
For the three and nine months ended September 30, 2019, the Company recognized operating ground lease expense of $1.1 million and $2.8 million, respectively, of which no amounts represented variable lease expenses, and recognized interest expense related to finance ground leases of $115,000 and $347,000, respectively. For the three and nine months ended September 30, 2019, the Company paid $478,000 and $1.4 million, respectively, in cash related to operating ground leases and made no cash payments related to financing ground leases. At September 30, 2019 and December 31, 2018, respectively, the future minimum payments to be made by consolidated entities for ground leases are as follows (in thousands):

September 30, 2019
	Operating Ground Leases	Finance Ground Leases
2019	$818	$462
2020	3,175	462
2021	2,959	6,562
2022	2,672	162
2023	2,614	162
Thereafter	202,604	3,838
	$214,842	$11,648

Discount	(155,027)	(1,572)
Lease liability	$59,815	$10,076

December 31, 2018
	Operating Ground Leases	Finance Ground Leases
2019	$2,441	$462
2020	2,460	462
2021	2,497	6,562
2022	2,497	162
2023	2,497	162
Thereafter	202,603	3,838
	$214,995	$11,648

5. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES
The following information summarizes financial data and principal activities of the Company's unconsolidated joint ventures. The information included in the following table entitled summary of financial position is as of September 30, 2019 and December 31, 2018 (in thousands). The information included in the summary of operations table is for the nine months ended September 30, 2019 and 2018 (in thousands):

	Total Assets		Total Debt		Total Equity		Company’s Investment
SUMMARY OF FINANCIAL POSITION:	2019	2018	2019	2018	2019	2018	2019		2018
Terminus Office Holdings LLC	$257,554	$258,060	$195,290	$198,732	$55,502	$50,539	$50,781		$48,571
DC Charlotte Plaza LLLP	184,544	155,530	—	—	93,775	88,922	49,759		46,554
Austin 300 Colorado Project, LP	104,875	51,180	5,488	—	68,054	41,298	36,462		22,335
Carolina Square Holdings LP	114,486	106,187	75,514	74,638	25,860	28,844	15,221		16,840
AMCO 120 WT Holdings, LLC	70,163	36,680	—	—	62,185	31,372	11,966		5,538
HICO Victory Center LP	15,382	15,069	—	—	15,196	14,801	10,264		10,003
Charlotte Gateway Village, LLC	112,768	112,553	—	—	108,176	109,666	7,480		8,225
CL Realty, L.L.C.	4,159	4,169	—	—	4,039	4,183	2,814		2,886
Temco Associates, LLC	1,551	1,482	—	—	1,448	1,379	953		919
TR 208 Nueces Member, LLC	3,176	—	—	—	1,396	—	349		—
EP II LLC	247	247	—	—	165	165	28		30
EP I LLC	461	461	—	—	296	296	2		6
Wildwood Associates	11,105	11,157	—	—	10,998	11,108	(512)	(1)	(460)	(1)
Crawford Long - CPI, LLC	29,052	26,429	68,347	69,522	(41,326)	(44,146)	(19,723)	(1)	(21,071)	(1)
	$909,523	$779,204	$344,639	$342,892	$405,764	$338,427	$165,844		$140,376

	Total Revenues		Net Income (Loss)		Company's Share of Income (Loss)
SUMMARY OF OPERATIONS:	2019	2018	2019	2018	2019	2018
Charlotte Gateway Village, LLC	$20,368	$20,043	$7,510	$7,792	$3,755	$3,896
Terminus Office Holdings LLC	34,964	33,545	4,962	4,424	2,381	2,276
DC Charlotte Plaza LLLP	10,716	—	4,196	—	2,098	—
Crawford Long - CPI, LLC	9,412	9,381	2,821	2,631	1,349	1,254
HICO Victory Center LP	356	282	356	282	197	160
Austin 300 Colorado Project, LP	319	385	152	173	76	86
Temco Associates, LLC	128	128	61	58	35	32
Carolina Square Holdings LP	8,757	7,403	191	5	5	(173)
AMCO 120 WT Holdings, LLC	5	—	(81)	(28)	—	—
EP II LLC	1	—	—	(21)	(1)	(15)
EP I LLC	3	27	—	1	(4)	(5)
Wildwood Associates	—	—	(80)	(1,108)	(40)	2,739
CL Realty, L.L.C.	—	—	(129)	(116)	(72)	(71)
Other	—	—	—	(14)	—	(6)
	$85,029	$71,194	$19,959	$14,079	$9,779	$10,173

(1) Negative balances are included in deferred income on the balance sheets.
On October 1, 2019, the Company purchased its partner's interest in Terminus Office Holdings LLC ("TOH") for $148 million in a transaction that valued Terminus 100 and Terminus 200 at $503 million. In the fourth quarter of 2019, the Company will consolidate TOH and record the assets and liabilities at fair value. The Company expects to recognize a gain of approximately $94 million on this acquisition achieved in stages.
6. INTANGIBLE ASSETS
Intangible assets on the balance sheets as of September 30, 2019 and December 31, 2018 included the following (in thousands):

	2019	2018
In-place leases, net of accumulated amortization of $162,263 and $125,130 in 2019 and 2018, respectively	$204,023	$105,964
Above-market tenant leases, net of accumulated amortization of $24,649 and $19,502 in 2019 and 2018, respectively	32,332	20,453
Below-market ground lease, net of accumulated amortization of $828 and $621 in 2019 and 2018, respectively	17,584	17,792
Goodwill	1,674	1,674
	$255,613	$145,883

The carrying amount of goodwill did not change during the nine months ended September 30, 2019 and 2018.
7. OTHER ASSETS
Other assets on the balance sheets as of September 30, 2019 and December 31, 2018 included the following (in thousands):

	2019	2018
Predevelopment costs and earnest money	$33,997	$8,249
Furniture, fixtures and equipment, leasehold improvements, and other deferred costs, net of accumulated depreciation of $28,082 and $25,193 in 2019 and 2018, respectively	17,355	14,942
Prepaid expenses and other assets	9,603	5,087
Lease inducements, net of accumulated amortization of $2,111 and $1,545 in 2019 and 2018, respectively	5,423	4,961
Line of credit deferred financing costs, net of accumulated amortization of $2,576 and $1,451 in 2019 and 2018, respectively	4,892	5,844
	$71,270	$39,083

8. NOTES PAYABLE
The following table summarizes the terms of notes payable outstanding at September 30, 2019 and December 31, 2018 (in thousands):

Description	Interest Rate	Maturity (1)	2019	2018
2019 Senior Notes, Unsecured	3.95%	2029	$275,000	$—
Term Loan, Unsecured	3.22%	2021	250,000	250,000
2017 Senior Notes, Unsecured	3.91%	2025	250,000	250,000
2019 Senior Notes, Unsecured	3.86%	2028	250,000	—
Fifth Third Center	3.37%	2026	141,131	143,497
2019 Senior Notes, Unsecured	3.78%	2027	125,000	—
Colorado Tower	3.45%	2026	117,677	119,427
2017 Senior Notes, Unsecured	4.09%	2027	100,000	100,000
Promenade	4.27%	2022	96,813	99,238
816 Congress	3.75%	2024	80,415	81,676
Credit Facility, Unsecured	3.07%	2023	80,000	—
Legacy Union One	4.24%	2023	66,000	—
Meridian Mark Plaza	6.00%	2020	23,117	23,524
			$1,855,153	$1,067,362
Unamortized premium			2,335	—
Unamortized loan costs			(6,671)	(4,792)
Total Notes Payable			$1,850,817	$1,062,570

(1) Weighted average maturity of notes payable outstanding at September 30, 2019 was 6.3 years.

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
At September 30, 2019, the Credit Facility's spread over LIBOR was 1.05%. The amount that the Company may draw under the Credit Facility is a defined calculation based on the Company's unencumbered assets and other factors. The total available borrowing capacity under the Credit Facility was $920.0 million at September 30, 2019.
Term Loan
The Company has a $250 million unsecured term loan (the "Term Loan") that matures on December 2, 2021. The Term Loan has financial covenants consistent with those of the Credit Facility. The interest rate applicable to the Term Loan varies according to the Company’s leverage ratio and may, at the election of the Company, be determined based on either (1) the current LIBOR plus a spread of between 1.20% and 1.70%, based on leverage or (2) the greater of Bank of America's prime rate, the federal funds rate plus 0.50%, or the one-month LIBOR plus 1.00% (the “Base Rate”), plus a spread of between 0.00% and 0.75%, based on leverage. At September 30, 2019, the Term Loan's spread over LIBOR was 1.20%.

Unsecured Senior Notes
The Company has unsecured senior notes of $1.0 billion that were funded in five tranches. The first tranche of $100 million is due in 2027 and has a fixed annual interest rate of 4.09%. The second tranche of $250 million is due in 2025 and has a fixed annual interest rate of 3.91%. The third tranche of $125 million is due in 2027 and has a fixed annual interest rate of 3.78%. The fourth tranche of $250 million is due in 2028 and has a fixed annual interest rate of 3.86%. The fifth tranche of $275 million is due in 2029 and has a fixed annual interest rate of 3.95%.
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
Other Debt Information
At September 30, 2019 and December 31, 2018, the estimated fair value of the Company’s notes payable were $1.9 billion and $1.1 billion, respectively, calculated by discounting the debt's remaining contractual cash flows at estimated rates at which similar loans could have been obtained at September 30, 2019 and December 31, 2018. The estimate of the current market rate, which is the most significant input in the discounted cash flow calculation, is intended to replicate debt of similar maturity and loan-to-value relationship. These fair value calculations are considered to be Level 2 under the guidelines as set forth in ASC 820 as the Company utilizes market rates for similar type loans from third party brokers.
For the three and nine months ended September 30, 2019 and 2018, interest expense was recorded as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Total interest incurred	$18,918	$11,087	$43,928	$33,064
Interest capitalized	(4,218)	(1,536)	(6,349)	(4,021)
Total interest expense	$14,700	$9,551	$37,579	$29,043

9. COMMITMENTS AND CONTINGENCIES
Commitments
At September 30, 2019, the Company had outstanding performance bonds totaling $487,000. As a lessor, the Company had $206.6 million in future obligations under leases to fund tenant improvements and other future construction obligations at September 30, 2019. As a lessee, the Company had future obligations for operating leases other than ground leases of $333,000 at September 30, 2019.
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
10. STOCK-BASED COMPENSATION
The Company has several types of stock-based compensation - stock options, restricted stock, and restricted stock units (“RSUs”) - which are described in note 13 of the notes to consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2018. The expense related to stock option and restricted stock awards is fixed. The expense related to RSUs fluctuates from period to period dependent, in part, on the Company's stock price and stock performance relative to its peers. The Company recorded stock-based compensation expense, net of forfeitures, of $67,000 and $403,000 for the three months ended September 30, 2019 and 2018, respectively, and $6.7 million and $6.4 million for the nine months ended September 30, 2019 and 2018, respectively.

On April 23, 2019, the Company's stockholders approved the Cousins Properties Incorporated 2019 Omnibus Incentive Stock Plan (the "2019 Plan"). The Company also maintains the Cousins Properties Incorporated 2009 Incentive Stock Plan (the "2009 Plan") and the Cousins Properties Incorporated 2005 Restricted Stock Unit Plan (the “RSU Plan”) although no further issuances are permitted under the 2009 plan or RSU Plan. Under the 2009 Plan, during the quarter ended March 31, 2019, the Company made restricted stock grants of 65,822 shares to key employees, which vest ratably over a three-year period. Under the RSU Plan, during the quarter ended March 31, 2019, the Company awarded two types of performance-based RSUs to key employees based on the following metrics: (1) Total Stockholder Return of the Company, as defined in the RSU Plan, as compared to the companies in the SNL US REIT Office index (“TSR RSUs”), and (2) the ratio of cumulative funds from operations per share to targeted cumulative funds from operations per share (“FFO RSUs”), as defined in the RSU Plan. The performance period for both awards is January 1, 2019 to December 31, 2021, and the targeted units awarded of TSR RSUs and FFO RSUs was 65,247 and 27,963, respectively. The ultimate payout of these awards can range from 0% to 200% of the targeted number of units depending on the achievement of the market and performance metrics described above. These RSU awards cliff vest on December 31, 2021 and are to be settled in cash with payment dependent on attainment of required service, market, and performance criteria. The number of RSUs vesting will be determined by the Compensation Committee, and the payout per unit will be equal to the average closing price on each trading day during the 30-day period ending on December 31, 2021. The Company expenses an estimate of the fair value of the TSR RSUs over the performance period using a quarterly Monte Carlo valuation. The FFO RSUs are expensed over the vesting period using the fair market value of the Company's stock at the reporting date multiplied by the anticipated number of units to be paid based on the current estimate of what the ratio is expected to be upon vesting. Dividend equivalents on the TSR RSUs and the FFO RSUs will also be paid based upon the percentage vested. The Company expects to make all future grants of restricted stock and restricted stock units under the 2019 Plan.
Under the 2019 Plan, during the quarter ended June 30, 2019, the Company issued 37,166 shares of common stock to members of its board of directors in lieu of fees and recorded $1.4 million in general and administrative expense related to these issuances.
11. REVENUE RECOGNITIION
The Company categorizes its primary sources of revenue into revenue from contracts with customers and other revenue accounted for as leases under ASC 842 as follows:

•
Rental property revenues consist of (1) contractual revenues from leases recognized on a straight-line basis over the term of the respective lease; (2) percentage rents recognized once a specified sales target is achieved; (3) parking revenue; (4) termination fees; and (5) the reimbursement of the tenants' share of real estate taxes, insurance, and other operating expenses. The Company's leases typically include renewal options and are classified and accounted for as operating leases. Rental property revenues are accounted for in accordance with the guidance set forth in ASC 842.

•
Fee income consists of development fees, management fees, and leasing fees earned from unconsolidated joint ventures and from third parties. Fee income is accounted for in accordance with the guidance set forth in ASC 606.

For the three and nine months ended September 30, 2019, the Company recognized rental property revenues of $180.8 million and $439.6 million, respectively, of which $53.9 million and $122.8 million, respectively, represented variable rental revenue. For the three and nine months ended September 30, 2018, the Company recognized rental property revenues of $115.7 million and $343.8 million, respectively. For the three and nine months ended September 30, 2019, the Company recognized fee and other revenue of $7.5 million and $23.5 million, respectively. For the three and nine months ended September 30, 2018, the Company recognized fee and other revenue of $3.0 million and $8.8 million, respectively. The following tables set forth the future minimum rents to be received by consolidated entities under existing non-cancellable leases as of September 30, 2019 and December 31, 2018, respectively (in thousands):

September 30, 2019

2019	$139,270
2020	572,471
2021	547,573
2022	496,473
2023	455,942
Thereafter	1,954,183
$4,165,912

December 31, 2018

2019	$328,607
2020	330,477
2021	314,410
2022	280,959
2023	256,233
Thereafter	1,115,490
$2,626,176

12. SALE OF AIR RIGHTS
On February 26, 2019, the Company sold air rights that cover eight acres within Downtown Atlanta for a gross sales price of $13.25 million and recorded a gain of $13.1 million.

13. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Earnings per Common Share - basic:
Numerator:
Net income	$20,692	$19,859	$34,115	$58,014
Net income attributable to noncontrolling interests in CPLP from continuing operations	(241)	(326)	(564)	(1,023)
Net income attributable to other noncontrolling interests	(77)	(48)	(245)	(187)
Net income available to common stockholders	$20,374	$19,485	$33,306	$56,804

Denominator:
Weighted average common shares - basic	146,762	105,096	121,758	105,069
Net income per common share - basic	$0.14	$0.19	$0.27	$0.54

Earnings per common share - diluted:
Numerator:
Net income	$20,692	$19,859	$34,115	$58,014
Net income attributable to other noncontrolling interests	(77)	(48)	(245)	(187)
Net income available for common stockholders before net income attributable to noncontrolling interests in CPLP	$20,615	$19,811	$33,870	$57,827

Denominator:
Weighted average common shares - basic	146,762	105,096	121,758	105,069
Add:
Potential dilutive common shares - stock options	24	40	27	54
Weighted average units of CPLP convertible into common shares	1,744	1,744	1,744	1,744
Weighted average common shares - diluted	148,530	106,880	123,529	106,867
Net income per common share - diluted	$0.14	$0.19	$0.27	$0.54

Anti-dilutive stock options outstanding	—	—	—	2

For the nine months ended September 30, 2018, anti-dilutive stock represents stock options whose exercise price exceeds the average market value of the Company's stock. These anti-dilutive stock options are not included in the current calculation of dilutive weighted average shares but could be dilutive in the future.

14. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - SUPPLEMENTAL INFORMATION
Supplemental information related to the cash flows, including significant non-cash activity affecting the condensed consolidated statement of cash flows, for the nine months ended September 30, 2019 and 2018 is as follows (in thousands):

	2019	2018
Interest paid	$39,592	$31,601
Non-Cash Transactions:
Non-cash assets and liabilities assumed in TIER transaction	1,512,373	—
Ground lease right-of-use assets and associated liabilities	56,294	—
Common stock dividends declared and accrued	42,567	27,364
Change in accrued property, acquisition, development, and tenant expenditures	22,599	21,920
Non-cash consideration for property acquisition	10,071	—
Transfers from projects under development to operating properties	—	212,628
Cumulative effect of change in accounting principle	—	22,329
Transfer from investment in unconsolidated joint venture to projects under development	—	7,025

The following table provides a reconciliation of cash, cash equivalents, and restricted cash recorded on the balance sheets to cash, cash equivalents, and restricted cash in the statements of cash flows (in thousands):

	September 30, 2019	December 31, 2018
Cash and cash equivalents	$12,396	$2,547
Restricted cash	2,268	148
Total cash, cash equivalents, and restricted cash	$14,664	$2,695

15. REPORTABLE SEGMENTS
The Company's segments are based on its method of internal reporting, which classifies operations by property type and geographical area. The segments by property type are: Office and Mixed-Use. The segments by geographical region are: Atlanta, Austin, Charlotte, Dallas, Phoenix, Tampa, and Other. Included in Other is a property held for sale in Cherry Hill, New Jersey and properties located in Chapel Hill, Fort Worth, and Houston. These reportable segments represent an aggregation of operating segments reported to the Chief Operating Decision Maker based on similar economic characteristics that include the type of property and the geographical location. Each segment includes both consolidated operations and the Company's share of unconsolidated joint venture operations.
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
Segment net income, amount of capital expenditures, and total assets are not presented in the following tables because management does not utilize these measures when analyzing its segments or when making resource allocation decisions. Information on the Company's segments along with a reconciliation of NOI to net income for the three and nine months ended September 30, 2019 and 2018 are as follows (in thousands):

Three Months Ended September 30, 2019	Office	Mixed-Use	Total
Net Operating Income:
Atlanta	$38,926	$—	$38,926
Austin	29,452	—	29,452
Charlotte	21,692	—	21,692
Dallas	3,416	—	3,416
Phoenix	8,913	—	8,913
Tampa	8,309	—	8,309
Other	9,266	668	9,934
Total Net Operating Income	$119,974	$668	$120,642

Three Months Ended September 30, 2018	Office	Mixed-Use	Total
Net Operating Income:
Atlanta	$32,296	$—	$32,296
Austin	15,180	—	15,180
Charlotte	15,924	—	15,924
Phoenix	9,265	—	9,265
Tampa	7,446	—	7,446
Other	310	437	747
Total Net Operating Income	$80,421	$437	$80,858

Nine Months Ended September 30, 2019	Office	Mixed-Use	Total
Net Operating Income:
Atlanta	$115,692	$—	$115,692
Austin	63,977	—	63,977
Charlotte	55,550	—	55,550
Dallas	4,086	—	4,086
Phoenix	27,694	—	27,694
Tampa	24,869	—	24,869
Other	11,678	2,244	13,922
Total Net Operating Income	$303,546	$2,244	$305,790

Nine Months Ended September 30, 2018	Office	Mixed-Use	Total
Net Operating Income:
Atlanta	$96,639	$—	$96,639
Austin	45,209	—	45,209
Charlotte	47,197	—	47,197
Phoenix	27,119	—	27,119
Tampa	22,816	—	22,816
Other	1,183	1,468	2,651
Total Net Operating Income	$240,163	$1,468	$241,631

The following reconciles Net Operating Income to Net Income for each of the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net Operating Income	$120,642	$80,858	$305,790	$241,631
Net operating income from unconsolidated joint ventures	(9,037)	(6,994)	(26,289)	(21,643)
Fee income	7,494	2,519	23,298	7,211
Termination fee income	3,575	276	4,285	1,275
Other income	3	468	154	1,561
Reimbursed expenses	(1,290)	(955)	(3,269)	(2,757)
General and administrative expenses	(5,852)	(3,913)	(25,686)	(18,793)
Interest expense	(14,700)	(9,551)	(37,579)	(29,043)
Depreciation and amortization	(82,012)	(45,068)	(178,777)	(135,836)
Acquisition and transaction costs	(1,048)	—	(50,878)	(228)
Other expenses	(297)	(93)	(1,101)	(457)
Income from unconsolidated joint ventures	3,241	2,252	9,779	10,173
Gain (loss) on sale of investment properties	(27)	(33)	14,388	4,912
Gain on extinguishment of debt	—	93	—	8
Net Income	$20,692	$19,859	$34,115	$58,014

Revenues by reportable segment, including a reconciliation to total rental property revenues on the condensed consolidated statements of operations, for three and nine months ended September 30, 2019 and 2018 are as follows (in thousands):

Three Months Ended September 30, 2019	Office	Mixed-Use	Total
Revenues:
Atlanta	$60,486	$—	$60,486
Austin	50,614	—	50,614
Charlotte	34,762	—	34,762
Dallas	4,274	—	4,274
Phoenix	12,754	—	12,754
Tampa	14,335	—	14,335
Other	17,290	1,101	18,391
Total segment revenues	194,515	1,101	195,616
Less Company's share of rental property revenues from unconsolidated joint ventures	(13,689)	(1,101)	(14,790)
Total rental property revenues	$180,826	$—	$180,826

Three Months Ended September 30, 2018	Office	Mixed-Use	Total
Revenues:
Atlanta	$51,248	$—	$51,248
Austin	26,493	—	26,493
Charlotte	23,274	—	23,274
Tampa	12,857	—	12,857
Phoenix	12,228	—	12,228
Other	1,104	429	1,533
Total segment revenues	127,204	429	127,633
Less Company's share of rental property revenues from unconsolidated joint ventures	(11,485)	(429)	(11,914)
Total rental property revenues	$115,719	$—	$115,719

Nine Months Ended September 30, 2019	Office	Mixed-Use	Total
Revenues:
Atlanta	$177,455	$—	$177,455
Austin	110,521	—	110,521
Charlotte	85,258	—	85,258
Dallas	5,078	—	5,078
Phoenix	38,562	—	38,562
Tampa	40,776	—	40,776
Other	21,416	3,378	24,794
Total segment revenues	479,066	3,378	482,444
Less Company's share of rental property revenues from unconsolidated joint ventures	(39,442)	(3,378)	(42,820)
Total rental property revenues	$439,624	$—	$439,624

Nine Months Ended September 30, 2018	Office	Mixed-Use	Total
Revenues:
Atlanta	$151,479	$—	$151,479
Austin	79,516	—	79,516
Charlotte	69,316	—	69,316
Tampa	37,556	—	37,556
Phoenix	37,147	—	37,147
Other	3,238	997	4,235
Total segment revenues	378,252	997	379,249
Less Company's share of rental property revenues from unconsolidated joint ventures	(34,488)	(997)	(35,485)
Total rental property revenues	$343,764	$—	$343,764

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
Consistent with this strategy, on June 14, 2019, we merged with TIER REIT, Inc. ("TIER") in a stock-for-stock transaction (the "Merger"). As a result, we acquired interests in nine operating properties containing 5.8 million square feet of space, two office properties under development that are expected to add 620,000 square feet of space upon completion, and seven strategically located land parcels on which up to 2 million square feet of additional space may be developed. As a part of this transaction, we issued $650 million in senior unsecured debt at a weighted average interest rate of 3.88%, which effectively replaced the majority of the TIER debt assumed and repaid by the Credit Facility in the Merger. We believe that this merger creates a company with an attractive portfolio of trophy office assets balanced across the premier Sun Belt markets. We believe that the Merger will enhance our position in our existing markets of Austin and Charlotte, provide a strategic entry into Dallas, and balance our exposure in Atlanta. The Merger is also expected to enhance growth and to provide value-add opportunities as a result of TIER's active and attractive development portfolio and land bank. As of quarter-end, our portfolio of real estate assets consisted of interests in 38 operating properties (37 office and one mixed use), containing 21.8 million square feet of space, and five projects (four office and one mixed-use) under active development.
During the quarter, we leased or renewed 741,000 square feet of office space. The weighted average net effective rent of these leases, representing base rent less operating expense reimbursements and leasing costs, was $27.03 per square foot. For those leases that were previously occupied within the past year, net effective rent increased 17.2%. Same property net operating income (defined below) for consolidated properties and our share of unconsolidated properties increased by 0.3% between the three months ended September 30, 2019 and 2018.
On June 14, 2019, we restated and amended our articles of incorporation to effect a reverse stock split of the issued and outstanding shares of its common stock pursuant to which, (1) each four shares of our issued and outstanding common stock were combined into one share of our common stock and (2) the authorized number of our common stock was proportionally reduced to 175 million shares. Fractional shares of common stock resulting from the reverse stock split were settled in cash. Fractional shares of preferred stock resulting from the reverse stock split were redeemed without payout. Immediately thereafter, we further amended our articles of incorporation to increase the number of authorized shares of our common stock from 175 million to 300 million shares.
On October 1, 2019, we purchased our partner's interest in Terminus Office Holdings LLC ("TOH") for $148 million in a transaction that valued Terminus 100 and Terminus 200 at $503 million. In the fourth quarter of 2019, we will consolidate TOH and record the assets and liabilities at fair value. We expect to recognize a gain of approximately $94 million on this acquisition achieved in stages.
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
Rental Property Revenue, Rental Property Operating Expenses, and Net Operating Income
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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Rental Property Revenues
Same Property	$112,357	$107,844	$4,513	4.2%	$334,135	$320,260	$13,875	4.3%
Legacy TIER Properties	52,095	—	52,095	100.0%	61,746	—	61,746	100.0%
Other Non-Same Properties	16,374	7,875	8,499	107.9%	43,743	23,504	20,239	86.1%
Total Rental Property Revenues	$180,826	$115,719	$65,107	56.3%	$439,624	$343,764	$95,860	27.9%

Rental Property Operating Expenses
Same Property	$40,882	$39,550	$1,332	3.4%	$121,799	$116,885	$4,914	4.2%
Legacy TIER Properties	20,012	—	20,012	100.0%	23,245	—	23,245	100.0%
Other Non-Same Properties	4,752	2,029	2,723	134.2%	10,794	5,616	5,178	92.2%
Total Rental Property Operating Expenses	$65,646	$41,579	$24,067	57.9%	$155,838	$122,501	$33,337	27.2%

Net Operating Income
Same Property NOI	$68,426	$68,018	$408	0.6%	$208,578	$202,101	$6,477	3.2%
Legacy TIER Properties	31,556	—	31,556	100.0%	37,975	—	37,975	100.0%
Other Non-Same Properties	11,623	5,846	5,777	98.8%	32,948	17,887	15,061	84.2%
Total NOI	$111,605	$73,864	$37,741	51.1%	$279,501	$219,988	$59,513	27.1%
Same property rental property revenues increased in the three and nine month periods as a result of termination fees at Hearst Tower in connection with the BB&T/SunTrust lease and higher occupancy at Northpark, Corporate Center, and Hayden Ferry. Same property rental property operating expenses increased in the three and nine month periods primarily as a result of an increase in real estate taxes due to higher assessments of value in the Austin and Charlotte markets.
Revenues and expenses for Legacy TIER properties represent amounts recorded for the properties acquired in the Merger.
Revenues and expenses of Other Non-Same Properties increased in the three and nine month periods primarily as a result of the operations of 1200 Peachtree, which was acquired in the first quarter of 2019, and Spring & 8th, whose final phase commenced operations in the fourth quarter of 2018.
Fee Income
Fee income increased $5.0 million (197%) between the 2019 and 2018 three month periods and increased $16.1 million (223%) between the 2019 and 2018 nine month periods. The increase is primarily driven by fee income related to the transactions with NS.
General and Administrative Expenses
General and administrative expenses increased $1.9 million (50%) between the 2019 and 2018 three month periods and increased $6.9 million (37%) between the 2019 and 2018 nine month periods. These increases are primarily driven by long-term compensation expense increases as a result of fluctuations in our common stock price relative to our office peers included in the SNL US Office REIT Index.
Interest Expense
Interest expense, net of amounts capitalized, increased $5.1 million (54%) between the 2019 and 2018 three month periods and increased $8.5 million (29%) between the 2019 and 2018 nine month periods. The increase in both the three and nine month periods is due to interest incurred on the unsecured senior notes that were issued on June 19, 2019, interest incurred on a mortgage loan assumed in the Merger, and an increase in the average outstanding balance on our credit facility.
Depreciation and Amortization

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Depreciation and Amortization
Same Property	$51,595	$42,074	$9,521	22.6%	$133,426	$126,907	$6,519	5.1%
Legacy TIER Properties	24,973	—	24,973	100.0%	29,890	—	29,890	100.0%
Other Non-Same Properties	5,444	2,994	2,450	81.8%	15,461	8,929	6,532	73.2%
Total Depreciation and Amortization	$82,012	$45,068	$36,944	82.0%	$178,777	$135,836	$42,941	31.6%
Same property depreciation and amortization increased in the three and nine month periods due primarily to the acceleration of amortization of tenant improvements and in-place leases on tenants who terminated their leases at Hearst Tower in connection with the

BB&T/Suntrust lease. For the nine month period this was partially offset by the acceleration of amortization of tenant improvements and in-place leases on tenants who terminated their leases in early 2018.
Depreciation and amortization for Legacy TIER properties represent amounts recorded on the properties acquired in the Merger.
Depreciation and amortization of Other Non-Same Properties increased in the three and nine month periods primarily as a result of depreciation and amortization of 1200 Peachtree, which was acquired in the first quarter of 2019, and Spring & 8th, whose final phase commenced operations in the fourth quarter of 2018.
Transaction Costs
Transaction costs for the three and nine months ended September 30, 2019 relate to the Merger. These costs include financial advisory, legal, accounting, severance, and other costs of combining our operations with TIER.
Income from Unconsolidated Joint Ventures
Income from unconsolidated joint ventures consisted of the Company's share of the following (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Net operating income	$9,037	$6,994	$2,043	29.2%	$26,289	$21,643	$4,646	21.5%
Termination fee income	9	—	9	100.0%	16	—	16	100.0%
Other income, net	20	36	(16)	(44.4)%	99	83	16	19.3%
Gain on sale of undepreciated property	—	—	—	—%	—	2,779	(2,779)	(100.0)%
Depreciation and amortization	(4,148)	(3,119)	(1,029)	33.0%	(11,556)	(9,554)	(2,002)	21.0%
Interest expense	(1,677)	(1,657)	(20)	1.2%	(5,064)	(4,763)	(301)	6.3%
Net loss on sale of investment property	—	(2)	2	(100.0)%	(5)	(15)	10	(66.7)%
Income from unconsolidated joint ventures	$3,241	$2,252	$989	43.9%	$9,779	$10,173	$(394)	(3.9)%
Net operating income and depreciation and amortization from unconsolidated joint ventures increased between the three and nine month periods primarily due to the commencement of operations in the first quarter of 2019 of Dimensional Place, the office building owned by the DC Charlotte Plaza LLLP joint venture. Gain on sale of undepreciated property from unconsolidated joint ventures in the nine month 2018 period relates to the sale of a parcel of land held by the Wildwood Associates joint venture.
Gain on Sale of Investment Properties
The gain on sale of investment properties for the nine months ended September 30, 2019 includes the sale of the Company's air rights that cover approximately eight acres within an area of Downtown Atlanta as well as the condemnation of land by the City of Tempe at two of the Company's properties.
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
FFO is used by industry analysts and investors as a supplemental measure of a REIT’s operating performance. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry investors and analysts have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. Thus, NAREIT created FFO as a supplemental measure of REIT operating performance that excludes historical cost depreciation, among other items, from GAAP net income. The use of FFO, combined with the required primary GAAP presentations, has been fundamentally beneficial, improving the understanding of operating results of REITs among the investing public and making comparisons of REIT operating results more meaningful. Company management evaluates operating performance in part based on FFO. Additionally, we use FFO, along with other measures, to assess performance in connection with evaluating and granting incentive compensation to its officers and other key employees. The reconciliation of net income to FFO is as follows for the three and nine months ended September 30, 2019 and 2018 (in thousands, except per share information):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net Income Available to Common Stockholders	$20,374	$19,485	$33,306	$56,804
Depreciation and amortization of real estate assets:
Consolidated properties	81,569	44,599	177,424	134,426
Share of unconsolidated joint ventures	4,148	3,119	11,556	9,554
Partners' share of real estate depreciation	(171)	(72)	(366)	(211)
(Gain) loss on sale of depreciated properties:
Consolidated properties	48	33	102	(4,912)
Share of unconsolidated joint ventures	—	—	5	15
Non-controlling interest related to unitholders	241	326	564	1,023
Funds From Operations	$106,209	$67,490	$222,591	$196,699
Per Common Share — Diluted:
Net Income Available to Common Stockholders	$0.14	$0.19	$0.27	$0.54
Funds From Operations	$0.72	$0.63	$1.80	$1.84
Weighted Average Shares — Diluted	148,530	106,880	123,529	106,867

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
The following table reconciles NOI for consolidated properties to net income for each of the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$20,692	$19,859	$34,115	$58,014
Fee income	(7,494)	(2,519)	(23,298)	(7,211)
Termination fee income	(3,575)	(276)	(4,285)	(1,275)
Other income	(3)	(468)	(154)	(1,561)
Reimbursed expenses	1,290	955	3,269	2,757
General and administrative expenses	5,852	3,913	25,686	18,793
Interest expense	14,700	9,551	37,579	29,043
Depreciation and amortization	82,012	45,068	178,777	135,836
Acquisition and transaction costs	1,048	—	50,878	228
Other expenses	297	93	1,101	457
Income from unconsolidated joint ventures	(3,241)	(2,252)	(9,779)	(10,173)
Gain (loss) on sale of investment properties	27	33	(14,388)	(4,912)
Gain on extinguishment of debt	—	(93)	—	(8)
Net Operating Income	$111,605	$73,864	$279,501	$219,988

Liquidity and Capital Resources
Our primary short-term and long-term liquidity needs include the following:

•	property and land acquisitions;

•	expenditures on development projects;

•	building improvements, tenant improvements, and leasing costs;

•	principal and interest payments on indebtedness; and

•	common stock dividends and distributions to outside unitholders of CPLP.
We may satisfy these needs with one or more of the following:

•	cash and cash equivalents on hand;

•	net cash from operations;

•	proceeds from the sale of assets;

•	borrowings under our credit facility;

•	proceeds from mortgage notes payable;

•	proceeds from construction loans;

•	proceeds from unsecured loans;

•	proceeds from offerings of equity securities; and

•	joint venture formations.
As of September 30, 2019, we had $80.0 million drawn under our Credit Facility with the ability to borrow an additional $920.0 million.
Contractual Obligations and Commitments
The following table sets forth information as of September 30, 2019 with respect to our outstanding contractual obligations and commitments (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 years
Contractual Obligations:
Company debt:
Unsecured credit facility	$80,000	$—	$—	$80,000	$—
Unsecured senior notes	1,000,000	—	—	—	1,000,000
Term loan	250,000	—	250,000	—	—
Mortgage notes payable	525,153	2,788	45,082	171,316	305,967
Interest commitments (1)	456,622	67,663	140,012	103,914	145,033
Ground leases	226,698	3,702	12,900	5,523	204,573
Other operating leases	333	188	145	—	—
Total contractual obligations	$2,538,806	$74,341	$448,139	$360,753	$1,655,573
Commitments:
Unfunded tenant improvements and construction obligations	$206,596	$202,186	$4,410	$—	$—
Performance bonds	487	487	—	—	—
Total commitments	$207,083	$202,673	$4,410	$—	$—

(1)	Interest on variable rate obligations is based on rates effective as of September 30, 2019.
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
There can be no assurances as to what alternative interest rates may be and whether such interest rate will be more or less favorable than LIBOR and any other unforeseen impacts of the potential discontinuation of LIBOR. The Company intends to continue monitoring the developments with respect to the potential phasing out of LIBOR after 2021 and work with its lenders to ensure any transition away from LIBOR will have minimal impact on its financial condition, but can provide no assurances regarding the impact of the discontinuation of LIBOR.
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
Cash Flows Summary
We report and analyze our cash flows based on operating activities, investing activities, and financing activities. The following table sets forth the changes in cash flows (in thousands):

	Nine Months Ended September 30,
	2019	2018	Change
Net cash provided by operating activities	$198,365	$178,037	$20,328
Net cash used in investing activities	(128,613)	(182,402)	53,789
Net cash used in financing activities	(57,783)	(118,255)	60,472
The reasons for significant increases and decreases in cash flows between the periods are as follows:
Cash Flows from Operating Activities. Cash flows from operating activities increased $20.3 million between the 2019 and 2018 nine month periods primarily due to net cash received from the commencement of operations at the second and final phase of Spring & 8th in the fourth quarter of 2018, 1200 Peachtree in the first quarter of 2019, and properties acquired in the Merger in the second quarter of 2019, offset by cash paid for transaction costs.
Cash Flows from Investing Activities. Cash flows used in investing activities decreased $53.8 million between the 2019 and 2018 nine month periods primarily due to cash received in the Merger and cash received from the sale of land to NS, offset by an increase in cash used for acquisitions due to the purchase of 1200 Peachtree and cash used for the development of new properties.
Cash Flows from Financing Activities. Cash flows used in financing activities decreased $60.5 million between the 2019 and 2018 nine month periods primarily due to an increase in net borrowings during 2019.
Capital Expenditures. We incur costs related to our real estate assets that include acquisition of properties, development of new properties, redevelopment of existing or newly purchased properties, leasing costs for new or replacement tenants, and ongoing property repairs and maintenance.
Capital expenditures for assets we develop or acquire and then hold and operate are included in the property acquisition, development, and tenant asset expenditures line item within investing activities on the condensed consolidated statements of cash flows. Amounts accrued are removed from the table below (accrued capital adjustment) to show the components of these costs on a cash basis. Components of costs included in this line item for the nine months ended September 30, 2019 and 2018 are as follows (in thousands):

	Nine Months Ended September 30,
	2019	2018
Acquisition of property	$82,120	$—
Development	98,331	47,842
Operating — leasing costs	31,991	29,359
Operating — building improvements	44,670	22,711
Purchase of land held for investment	6,548	—
Capitalized interest	6,349	4,021
Capitalized personnel costs	4,624	6,615
Change in accrued capital expenditures	(22,599)	21,920
Total property acquisition, development, and tenant asset expenditures	$252,034	$132,468
Capital expenditures, including capitalized interest, increased $119.6 million between the 2019 and 2018 nine month periods primarily due to the purchase of 1200 Peachtree, the purchase of land, and the increase in spending for projects under development. Tenant improvements and leasing costs, as well as related capitalized personnel costs, are a function of the number and size of newly executed leases or renewals of existing leases. The amounts of tenant improvement and leasing costs for our office portfolio on a per square foot basis for the nine months ended September 30, 2019 and 2018 were as follows:

	2019	2018
New leases	$5.77	$8.18
Renewal leases	$5.82	$5.03
Expansion leases	$8.16	$7.02
The amounts of tenant improvement and leasing costs on a per square foot basis vary by lease and by market. During the first quarter of 2019, the Company executed a new full-building lease at 1200 Peachtree with NS that had lower than average tenant improvement and leasing costs. This is partially offset by a new lease with BB&T Corporation that had higher than average leasing costs, executed in the second quarter of 2019.
Dividends. We paid common dividends of $100.4 million and $79.8 million in the 2019 and 2018 nine month periods, respectively. We funded the common dividends with cash provided by operating activities. We expect to fund our future quarterly common dividends with cash provided by operating activities, also using proceeds from investment property sales, distributions from unconsolidated joint ventures, and indebtedness, if necessary.
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
Debt. At September 30, 2019, our unconsolidated joint ventures had aggregate outstanding indebtedness to third parties of $344.6 million. These loans are generally mortgage or construction loans, most of which are non-recourse to us except as described in the paragraph below. In addition, in certain instances, we provide “non-recourse carve-out guarantees” on these non-recourse loans. Certain of these loans have variable interest rates, which creates exposure to the ventures in the form of market risk from interest rate changes.
We guarantee 12.5% of the loan amount related to the Carolina Square construction loan, which has a lending capacity of $79.8 million, and an outstanding balance of $75.5 million as of September 30, 2019. At September 30, 2019, we guaranteed $9.4 million of the amount outstanding.

Critical Accounting Policies
There have been no material changes in the critical accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
Our primary exposure to market risk results from our debt, which bears interest at both fixed and variable rates. We attempt to mitigate this risk by limiting our debt exposure in total and our maturities in any one year and weighting more towards fixed-rate debt in our portfolio. The fixed rate debt obligations limit the risk of fluctuating interest rates. At September 30, 2019 and December 31, 2018, we had $1.5 billion and $817.4 million of fixed rate debt outstanding at weighted average interest rates of 3.89% and 3.86%, respectively. The amount of fixed-rate debt outstanding primarily increased from December 31, 2018 to September 30, 2019 as a result of the funding of three tranches of Senior Unsecured Notes for a total of $650 million and the assumption of the Legacy Union One mortgage note of $66 million, assumed in the Merger with TIER.
At September 30, 2019, we had $330 million of variable rate debt outstanding, which consisted of the Credit Facility with $80 million outstanding at an interest rate of 3.07% and a $250 million term loan with an interest rate of 3.22%. As of December 31, 2018, we had $250 million of variable rate debt outstanding, which consisted of the Credit Facility with no outstanding balance at an interest rate of 3.55% and a $250 million term loan with an interest rate of 3.70%. Based on our average variable rate debt balances for the nine months ended September 30, 2019, interest incurred would have increased by $2.6 million if these interest rates had been 1% higher.
The following table summarizes our market risk associated with notes payable as of September 30, 2019. It includes the principal maturing, an estimate of the weighted average interest rates on remaining debt obligations, and the fair values of the Company’s fixed and variable rate notes payable. Fair value was calculated by discounting future principal payments at estimated rates at which similar loans could have been obtained at September 30, 2019. The information presented below should be read in conjunction with note 8 of notes to condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. We did not have a significant level of notes receivable at September 30, 2019, and the table does not include information related to notes receivable.

	Twelve Months Ended September 30,
($ in thousands)	2020	2021	2022	2023	2024	Thereafter	Total	Estimated Fair Value
Notes Payable:
Fixed Rate	$33,863	$11,154	$11,577	$160,497	$8,492	$1,299,570	$1,525,153	$1,594,516
Weighted Average Interest Rate (1)	3.35%	3.35%	3.34%	3.45%	3.45%	3.66%	3.89%
Variable Rate	$—	$—	$250,000	$80,000	$—	$—	$330,000	$335,063
Weighted Average Interest Rate (2)	—	—	3.22%	3.07%	—	—	3.18%
(1) Represents weighted average interest rate for debt projected to be outstanding at the end of the period indicated, based on scheduled principal payments and scheduled maturities. The weighted average interest rate in the Total column represents the weighted average interest rate for fixed rate debt as of September 30, 2019.
(2) Interest rates on variable rate notes payable are equal to the variable rates in effect on September 30, 2019. The weighted average interest rate in the Total column represents the weighted average interest rate for variable rate debt as of September 30, 2019.
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
Following the Merger, we may continue to expand our operations through additional acquisitions, development opportunities, and other strategic transactions, some of which involve complex challenges. Our future success will depend, in part, upon our ability to manage our expansion opportunities, which poses substantial challenges for us to integrate new operations into our existing business in an efficient and timely manner, and to successfully monitor our operations, costs, regulatory compliance and service quality, and to maintain other necessary internal controls. We cannot assure you that our expansion or acquisition opportunities will be successful, or that they will realize their expected operating efficiencies, cost savings, revenue enhancements, synergies or other benefits.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
For information on our equity compensation plans, see note 13 of our Annual Report on Form 10-K, and note 10 to the unaudited condensed consolidated financial statements set forth in this Form 10-Q. We did not make any sales of unregistered securities during the third quarter of 2019. We did not purchase any common shares during the third quarter of 2019.

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

4.1
Master Purchase Agreement, dated as of April 19, 2017, by and among the Registrant, Cousins Properties LP, and the purchasers of certain unsecured senior notes (the “Master Note Purchase Agreement”), incorporated herein by reference.

4.2		Cousins Properties Incorporated, Cousins Properties LP, First Supplement to Master Note Purchase Agreement, dated as of June 12, 2019, incorporated herein by reference.

4.3
Guaranty Agreement, dated as of April 19, 2017 (as amended, modified, or supplemented from time to time, the "Guaranty Agreement") incorporated by reference to Exhibit A of Exhibit 4.1 above, incorporated herein by reference.

4.4		Form of Senior Unsecured Notes incorporated by reference to Schedule 1-A and 1-B of Exhibit 4.1 above, incorporated herein by reference.

4.5		Form of Senior Unsecured Notes incorporated by reference to Schedule 1-A, 1-B, and 1-C of Exhibit 4.2 above, incorporated herein by reference.

31.1	†	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	†	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	†	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	†	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	†
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

COUSINS PROPERTIES INCORPORATED
/s/ Gregg D. Adzema
Gregg D. Adzema
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)
Date: October 23, 2019