Form 10-K
period 2019-12-31
COUSINS PROPERTIES INC
filed 2020-02-05
CIK 25232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-11312
___________________________________________________
COUSINS PROPERTIES INCORPORATED
(Exact name of registrant as specified in its charter)

Georgia				58-0869052
(State or other jurisdiction of incorporation or organization)				(I.R.S. Employer Identification No.)

3344 Peachtree Road NE	Suite 1800	Atlanta	Georgia	30326-4802
(Address of principal executive offices)				(Zip Code)

	(404)	407-1000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of Exchange on which registered
Common Stock ($1 par value)	CUZ	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None
___________________________________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2019, the aggregate market value of the common stock of Cousins Properties Incorporated held by non-affiliates was $5,333,335,006 based on the closing sales price as reported on the New York Stock Exchange. As of January 29, 2020, 146,766,272 shares of common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s proxy statement for the annual stockholders meeting to be held on April 21, 2020 are incorporated by reference into Part III of this Form 10-K.

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
•future debt financings;
•future acquisitions and dispositions of operating assets or joint venture interests;
•future acquisitions and dispositions of land, including ground leases;
•future development and redevelopment opportunities, including fee development opportunities;
•future issuances and repurchases of common stock;
•future distributions;
•projected capital expenditures;
•market and industry trends;
•entry into new markets;
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

•	changes in the needs of our tenants brought about by the desire for co-working arrangements, trends toward utilizing less office space per employee, and the effect of telecommuting;

•	the adverse change in the financial condition of one or more of our major tenants;

•	volatility in interest rates and insurance rates;

•	competition from other developers or investors;

•	the risks associated with real estate developments (such as zoning approval, receipt of required permits, construction delays, cost overruns, and leasing risk);

•	cyber security breaches;

•	changes in senior management, changes in the Board of Directors, and the loss of key personnel;

•	the potential liability for uninsured losses, condemnation, or environmental issues;

•	the potential liability for a failure to meet regulatory requirements;

•	the financial condition and liquidity of, or disputes with, joint venture partners;

•	any failure to comply with debt covenants under credit agreements;

•	any failure to continue to qualify for taxation as a real estate investment trust and meet regulatory requirements;

•	potential changes to state, local, or federal regulations applicable to our business;

•	material changes in the rates, or the ability to pay, dividends on common shares or other securities;

•	potential changes to the tax laws impacting REITs and real estate in general;

•	the ability to realize anticipated benefits of the merger with TIER REIT, Inc. ("TIER"); and

•	those additional risks and factors discussed in reports filed with the Securities and Exchange Commission ("SEC") by the Company.
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
Corporate Profile
Cousins Properties Incorporated (the “Registrant” or “Cousins”) is a Georgia corporation, which has elected to be taxed as a real estate investment trust (“REIT”). Cousins conducts substantially all of its business through Cousins Properties LP ("CPLP"), a Delaware limited partnership. Cousins owns approximately 99% of CPLP, and CPLP is consolidated with Cousins for financial reporting purposes. CPLP also owns Cousins TRS Services LLC ("CTRS"), a taxable entity which owns and manages its own real estate portfolio and performs certain real estate related services for other parties. Cousins, CPLP, their subsidiaries, and CTRS combined are hereafter referred to as “we,” “us,” “our,” and the “Company.” Our common stock trades on the New York Stock Exchange under the symbol “CUZ.”
Our operations are conducted through a number of segments based on our method of internal reporting, which classifies operations by property type and geographical area.
Company Strategy
Our strategy is to create value for our stockholders through ownership of the premier urban office portfolio in the Sunbelt markets of the United States, with a particular focus on Georgia, Texas, North Carolina, Arizona, and Florida. This strategy is based on a disciplined approach to capital allocation that includes value-add acquisitions, selective development projects, and timely dispositions of non-core assets. This strategy is also based on a simple, flexible, and low-leveraged balance sheet that allows us to pursue compelling growth opportunities at the most advantageous points in the cycle. To implement this strategy, we leverage our strong local operating platforms within each of our major markets.
2019 Activities
Our 2019 activities were highlighted by the merger with TIER REIT, Inc. ("TIER") on June 14, 2019 (the "Merger"). As a result of the Merger, we added nine operating office properties containing 5.8 million square feet of space, two office properties under development that are expected to add 620,000 square feet of space upon completion, and land parcels on which up to 2.5 million square feet of additional space may be developed. Strategically, we believe that the Merger created an unmatched portfolio of trophy office assets balanced across the premier Sunbelt markets. In addition, we believe that the Merger has enhanced our position in our existing markets of Austin and Charlotte, provided a strategic entry into Dallas, and balanced our exposure in Atlanta. The Merger is also expected to enhance growth and to provide value-add opportunities as a result of TIER's active and attractive development portfolio and land bank. As a part of this transaction, we issued $650 million in senior unsecured debt at a weighted average interest rate of 3.88%, which effectively replaced the majority of the TIER debt assumed and repaid in the Merger.
Immediately following the Merger, on June 14, 2019, we restated and amended our articles of incorporation to effect a reverse stock split of the issued and outstanding shares of our common stock pursuant to which, (1) each four shares of our issued and outstanding common stock were combined into one share of our common stock, and (2) the authorized number of our common stock was proportionally reduced to 175 million shares. Fractional shares of common stock resulting from the reverse stock split were settled in cash. Each four shares of our issued and outstanding preferred stock were combined into one share of our preferred stock; fractional shares of preferred stock were redeemed without payout. Immediately thereafter, we further amended our articles of incorporation to increase the number of authorized shares of our common stock from 175 million to 300 million shares.
In addition, during 2019 we engaged in other activities that were not directly related to the Merger. The following is a summary of these activities:
Investment Activity

•
Completed the development and commenced operations of Dimensional Place, a 281,000 square foot office building in the South End submarket of Charlotte, that is the East Coast headquarters of Dimensional Fund Advisors ("DFA"). The project was developed and is operated in a 50-50 joint venture with DFA.

•
We purchased our partner's interest in Terminus Office Holdings LLC ("TOH") for $148 million in a transaction that valued Terminus 100 and Terminus 200 at $503 million, consolidated TOH, recorded the assets and liabilities at fair value, and recognized a gain of $92.8 million on this acquisition achieved in stages.

•
Continued development of 10000 Avalon, a 251,000 square foot building in Atlanta, adjacent to our existing 8000 Avalon building. This project is being developed in a joint venture in which we hold a 90% interest, and the project is expected to begin operations in the first quarter of 2020.

•	Continued development of Domain 12, a 320,000 square foot office building in Austin that was acquired in the Merger. This project is expected to begin operation in the second quarter of 2020.

•	Continued development of Domain 10, a 300,000 square foot office building in Austin that was acquired in the Merger. This project is expected to begin operations in the fourth quarter of 2020.

•
Continued development of 300 Colorado, a 358,000 square foot office building in downtown Austin. This project is being developed in a joint venture in which we hold a 50% interest, and is expected to begin operations in early 2021.

•	Commenced development of 100 Mill, a 287,000 square foot office building in Tempe, Arizona. This project is expected to begin operations in early 2022.
Portfolio Activity

•	Leased or renewed 3.1 million square feet of office space.

•	Increased second generation net rent per square foot by 21.3% on a GAAP basis and 7.7% on a cash basis.

•	Increased same property net operating income by 2.6% on a GAAP basis and 4.8% on a cash basis.
Other Activity

•
Entered into a series of agreements and executed related transactions with Norfolk Southern Railway Company ("NS") in which we sold land to NS for $52.5 million, executed agreements to provide development and consulting services for NS's corporate headquarters for $37 million, and purchased 1200 Peachtree from NS for $82 million that is subject to a three-year lease with NS.

•
Executed a 15-year, 561,000 square foot lease for the corporate headquarters of Truist Financial Corporation ("Truist") at Hearst Tower in Uptown Charlotte. The lease contained an option for Truist to purchase the building for $455.5 million. This option has been exercised by Truist and the sale is expected to close in March 2020.

•	Sold air rights that cover eight acres in Downtown Atlanta for $13.25 million.

•	Disposed of various non-core land holdings, including a 9-acre tract of land in Atlanta.
Sustainability
We have been an advocate and practitioner of energy conservation measures and sustainability initiatives for many years, and we operate our business in a manner that seeks to advance energy efficiency and sustainability practices in every area of our Company. We pride ourselves on investing in trophy office buildings located in high-growth Sunbelt markets and managing these properties in a first-class manner while achieving outstanding operational efficiency. We are committed to developing and acquiring high quality assets, operating them responsibly, and seizing innovative opportunities wherever possible. In evaluating new acquisition opportunities, we focus carefully on the existing performance of the building in consumption of energy and water resources and the mitigation of resource consumption through recycling and other efforts. We also evaluate the opportunities for improvement in these areas on a near and long term basis. In addition, we carefully evaluate the proximity to transit options, with a strong preference for nearby bus and rail transit. When planning development projects, we take all of the foregoing into account, and we strive to design highly-sustainable buildings, generally taking advantage of the LEED and/or BOMA 360 certification process and designation. For us, sustainability means developing and maintaining durable buildings that are operated in an environmentally and socially responsible manner, thereby encouraging office users to select us for their corporate operations, while enhancing the communities in which our buildings are located. Over the long term, we believe properties that reflect these priorities will remain attractive to office users and investors, and as a result, we anticipate that this philosophy will continue to generate high-quality returns for our stockholders.
In the development and operation of our office buildings, we look to relevant industry standards for guidelines on energy performance and other measures. In particular, we are influenced by EnergyStar, LEED, and BOMA 360. As part of our pragmatic approach to sustainability, we carefully consider the guidelines and ratings when designing our new developments and improvements to existing office buildings, and we seek to include the guidelines or ratings where we believe adoption of the guidelines or receipt of ratings will have a positive effect on our operational excellence and resource consumption.
We maintain a report reflecting our corporate social responsibility practices (including sustainability), which is available on the Sustainability page of our website at www.cousins.com. Since 2016, we have participated in the Global Real Estate Sustainability Benchmark ("GRESB") Annual Survey, which measures the environmental performance of property portfolios around the world and is endorsed by many large institutional investors. In each of these GRESB Surveys, we received a rating of "Green Star," the highest rating within the Survey, with a total score each year above the GRESB overall participant average. Our scores have steadily improved since 2016. Since 2017, our total scores for each year have been above the GRESB average for the publicly listed office companies. In addition, in each of 2019, 2018, and 2017, we scored above our peer group in the GRESB Public Disclosure assessment, which GRESB has indicated is intended to represent an overall measure of disclosure by listed real estate companies on matters related to the environment, social, and governance practices, based on a selection of indicators aligned with the GRESB Annual Sustainability Benchmark assessment. Our 2019 scores along with additional information on our sustainability and other corporate social responsibility initiatives is included under the caption “Sustainability and Corporate Responsibility" in the Proxy Statement relating to our 2020 Annual Meeting of Stockholders. Except for the documents specifically incorporated by reference into this Annual report on Form 10-K, information contained on our website or that can be accessed through our website is not incorporated by reference into this Annual Report on Form 10-K.
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
We typically manage this potential liability through performance of Phase I Environmental Site Assessments and, as necessary, Phase II environmental sampling on properties we acquire or develop. Even with these assessments and testings, no assurance can be given that environmental liabilities do not exist, that the reports revealed all environmental liabilities, or that no prior owner created or permitted any material environmental condition not known to us. In certain situations, we have also sought to avail ourselves of legal and regulatory protections offered by federal and state authorities to prospective purchasers of property. Where applicable studies have resulted in the determination that remediation was required by applicable law, the necessary remediation is typically incorporated into the operational or development activity of the relevant property. We are not aware of any environmental liability that we believe would have a material adverse effect on our business, assets, or results of operations.
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
Competition
We compete with other real estate owners with similar properties located in our markets and distinguish ourselves to tenants/buyers primarily on the basis of location, rental rates/sales prices, services provided, reputation, design and condition of our facilities, operational efficiencies, and availability of amenities. We also compete with other real estate companies, financial institutions, pension funds, partnerships, individual investors, and others when attempting to acquire and develop properties.
Executive Offices; Employees
Our executive offices are located at 3344 Peachtree Road NE, Suite 1800, Atlanta, Georgia 30326-4802. On December 31, 2019, we employed 331 people.
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
General economic and market risks. In a general economic decline or recessionary climate, our commercial real estate assets may not generate sufficient cash to pay expenses, service debt, or cover operational, improvement, or maintenance costs, and, as a result, our results of operations and cash flows may be adversely affected. Factors that may adversely affect the economic performance and value of our properties include, among other things:

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
Uncertain economic conditions may adversely impact current tenants in our various markets and, accordingly, could affect their ability to pay rent owed to us pursuant to their leases. In periods of economic uncertainty, tenants are more likely to downsize and/or to declare bankruptcy; and, pursuant to various bankruptcy laws, leases may be rejected and thereby terminated. Furthermore, our ability to sell or lease our properties at favorable rates, or at all, may be negatively impacted by general or local economic conditions.
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
Leasing risk. Our properties were 93.6% leased at December 31, 2019. Our operating revenues are dependent upon entering into leases with, and collecting rents from, our tenants. Tenants whose leases are expiring may want to decrease the space they lease and/or may be unwilling to continue their lease. When leases expire or are terminated, replacement tenants may not be available upon acceptable terms and market rental rates may be lower than the previous contractual rental rates. Also, our tenants may approach us for additional concessions in order to remain open and operating. The granting of these concessions may adversely affect our results of operations and cash flows to the extent that they result in reduced rental rates, additional capital improvements, or allowances paid to, or on behalf of, the tenants.
Tenant and property concentration risk. As of December 31, 2019, our top 20 tenants represented 32% of our annualized base rental revenues with no single tenant accounting for more than 6% of our annualized base rental revenues. The inability of any of our significant tenants to pay rent or a decision by a significant tenant to vacate their premises prior to, or at the conclusion of, their lease term could have a significant negative impact on our results of operations or financial condition if a suitable replacement tenant is not secured in a timely manner.
For the three months ended December 31, 2019, 33.8% of our net operating income for properties owned was derived from the metropolitan Atlanta area, 23.2% was derived from the Austin area, and 16.9% was derived from the Charlotte area. Any adverse economic conditions impacting Atlanta, Austin, or Charlotte could adversely affect our overall results of operations and financial condition.
Uninsured losses and condemnation costs. Accidents, earthquakes, hurricanes, floods, terrorism incidents, and other losses at our properties could adversely affect our operating results. Casualties may occur that significantly damage an operating property or property under development, and insurance proceeds may be less than the total loss incurred by us. Although we, or our joint venture partners where applicable, maintain casualty insurance under policies we believe to be adequate and appropriate, including rent loss insurance on operating properties, some types of losses, such as those related to the termination of longer-term leases and other contracts, generally are not insured. Certain types of insurance may not be available or may be available on terms that could result in large uninsured losses, and insurers may not pay a claim as required under a policy. Property ownership also involves potential liability to third parties for such matters as personal injuries occurring on the property. Such losses may not be fully insured. In addition to uninsured losses, various government authorities may condemn all or parts of operating properties. Such condemnations could adversely affect the viability of such projects.
Environmental issues. Federal, state, and local laws and regulations relating to the protection of the environment may require a current or previous owner or operator of real estate to investigate and clean up hazardous or toxic substances or petroleum product released at a property. If determined to be liable, the owner or operator may have to pay a governmental entity or third parties for property damage and for investigation and clean-up costs incurred by such parties in connection with the contamination, or perform such investigation and clean-up itself. Although certain legal protections may be available to prospective purchasers of property, these laws typically impose clean-up responsibility and liability without regard to whether the owner or operator knew of or caused the presence of the regulated substances. Even if more than one person may have been responsible for the release of regulated substances at the property, each person covered by the environmental laws may be held responsible for all of the clean-up costs incurred. In addition, third parties may sue the owner or operator of a site for damages and costs resulting from regulated substances emanating from that site. We manage this risk through Phase I Environmental Site Assessments and, as necessary, Phase II environmental sampling on properties we acquire or develop.
We are not currently aware of any environmental liabilities at locations that we believe could have a material adverse effect on our business, assets, financial condition, or results of operations. Unidentified environmental liabilities could arise, however, and could have an adverse effect on our financial condition and results of operations.
Inquiries about indoor air quality may necessitate special investigation and, depending on the results, remediation beyond our regular indoor air quality testing and maintenance programs. Indoor air quality issues can stem from inadequate ventilation, chemical contaminants from indoor or outdoor sources, and biological contaminants such as molds, pollen, viruses, and bacteria. Indoor exposure to chemical or biological contaminants above certain levels can be alleged to be connected to allergic reactions or other health effects and symptoms in susceptible individuals. If these conditions were to occur at one of our properties, we may be subject to third-party claims for personal injury or may need to undertake a targeted remediation program, including without limitation, steps to increase indoor ventilation rates and eliminate sources of contaminants. Such remediation programs could be costly, necessitate the temporary relocation of some or all of the property’s tenants, or require rehabilitation of the affected property.
Sustainability strategies. Our sustainability strategy is to develop and maintain durable buildings that are operated in an environmentally and socially responsible manner, encouraging office users to select us for their corporate operations while enhancing the communities in which our buildings are located. Failure to develop and maintain sustainable buildings relative to our peers could adversely impact our ability to lease space at competitive rates and negatively impact our results of operations and portfolio attractiveness.
Climate change risks. The physical effects of climate change could have a material adverse effect on our properties, operations, and business. To the extent climate change causes changes in weather patterns, our markets could experience increases in storm intensity, rising sea-levels, and changes in precipitation, temperature, and air quality. Over time, these conditions could result in physical damage to, or declining demand for, our properties or our inability to operate the buildings at all. Climate change may also indirectly affect our business by increasing the cost of (or making unavailable) property insurance on terms we find acceptable, increasing the cost of energy, and increasing the risk of flood at our properties. Should the impact of climate change be severe or occur for lengthy periods of time, our financial condition or results of operations could be adversely affected.

Risks associated with the development of mixed-use commercial properties. We operate, are currently developing, and may in the future develop properties, either alone or through joint ventures, that are known as "mixed-use" developments. This means that, in addition to the development of office space, the project may also include space for retail, residential, or other commercial purposes. We do not have as much experience in developing and managing non-office real estate as we do office real estate and, as a result, we may seek to develop the non-office component ourselves, sell the right to that component to a third-party developer, or we may partner with a third party who has more non-office real estate experience. If we do choose to develop the other component ourselves, we would be exposed not only to those risks typically associated with the development of commercial real estate generally, but also to specific risks associated with the development and ownership of non-office real estate. In addition, even if we sell the rights to develop the other component or elect to participate in the development through a joint venture, we may be exposed to the risks associated with the failure of the other party to complete the development as expected. These include the risk that the other party would default on its obligations necessitating that we complete the other component ourselves, including potential financing of the project. If we decide not to sell or participate in a joint venture and instead hire a third party manager, we would be dependent on them and their key personnel to provide services to us and we may not find a suitable replacement if the management agreement is terminated, or if key personnel leave or otherwise become unavailable to us.
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
Title insurance risk. We did not acquire new title insurance policies in connection with the mergers with Parkway Properties, Inc. ("Parkway") in 2016 and with TIER in 2019, instead relying on existing policies benefiting those entities' subsidiaries. We generally do acquire title insurance policies for all developed and acquired properties; however, these policies may be for amounts less than the current or future values of the covered properties. If there were a title defect related to any of these properties, or to any of the properties acquired in connection with the mergers with Parkway and TIER where title insurance policies are ruled unenforceable, we could lose both our capital invested in and our anticipated profits from such property.
Liquidity risk. Real estate investments are relatively illiquid and can be difficult to sell and convert to cash quickly. As a result, our ability to sell one or more of our properties, whether in response to any changes in economic or other conditions or in response to a change in strategy, may be limited. In the event we want to sell a property, we may not be able to do so in the desired time period, the sales price of the property may not meet our expectations or requirements, and/or we may be required to record an impairment loss on the property as a result.
Ground lease risks. As of December 31, 2019, we had interests in thirteen land parcels in various markets which we lease individually on a long-term basis. As of December 31, 2019, we had 2.3 million aggregate rentable square feet of rental space located on these leased parcels, from which we recognized 11.2% of total Net Operating Income ("NOI") in the fourth quarter of 2019. In the future, we may invest in additional properties on some of these parcels or additional parcels subject to ground leases. Many of these ground leases and other restrictive agreements impose significant limitations on our uses of the subject property, restrict our ability to sell or otherwise transfer our interests in the property, or restrict our use of the property. These restrictions may limit our ability to timely sell or exchange the property, impair the property's value, or negatively impact our ability to find suitable tenants for the property. In addition, if we default under the terms of any particular lease, we may lose the ownership rights to the property subject to the lease. Upon expiration of a lease, we may not be able to renegotiate a new lease on favorable terms, if at all. The loss of the ownership rights to these properties or an increase of rental expense could have an adverse effect on our financial condition and results.
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
Our properties are subject to various federal, state, and local regulatory requirements, such as state and local fire, health, and life safety requirements. If we fail to comply with these requirements, we could incur fines or other monetary damages. We do not know whether existing requirements will change or whether compliance with future requirements will require significant unanticipated expenditures that will affect our cash flow and results of operations.
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
We generally finance our acquisition and development projects through one or more of the following: our Credit Facility, unsecured debt, non-recourse mortgages, construction loans, the sale of assets, joint venture equity, the issuance of common stock, the issuance of preferred stock, and the issuance of units of CPLP. Each of these sources may be constrained from time to time because of market conditions, and the related cost of raising this capital may be unfavorable at any given point in time. These sources of capital, and the risks associated with each, include the following:

•
Credit Facility. Terms and conditions available in the marketplace for unsecured credit facilities vary over time. We can provide no assurance that the amount we need from our Credit Facility will be available at any given time, or at all, or that the rates and fees charged by the lenders will be reasonable. We incur interest under our Credit Facility at a variable rate. Variable rate debt creates higher debt service requirements if market interest rates increase, which would adversely affect our cash flow and results of operations. Our Credit Facility contains customary restrictions, requirements, and other limitations on our ability to incur indebtedness, including restrictions on unsecured debt outstanding, restrictions on secured recourse debt outstanding, and requirements to maintain a minimum fixed charge coverage ratio. Our continued ability to borrow under our Credit Facility is subject to compliance with these covenants.

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

•
Common stock. Common stock issuances may have a dilutive effect on our earnings per share and funds from operations per share. The actual amount of dilution, if any, from any future offering of common stock will be based on numerous factors, particularly the use of proceeds and any return generated from these proceeds. The per share trading price of our common stock could decline as a result of the sale of shares of our common stock in the market in connection with an offering, or as a result of the perception or expectation that such sales could occur. We can also provide no assurance that conditions will be favorable for future issuances of common stock when we need capital.

•
Preferred stock. The availability of preferred stock at favorable terms and conditions is dependent upon a number of factors including the general condition of the economy, the overall interest rate environment, the condition of the capital markets, and the demand for this product by potential holders of the securities. Issuance of preferred stock could be dilutive to earnings per share and have an adverse effect on the trading price of common stock. We can provide no assurance that conditions will be favorable for future issuances of preferred stock when we need the capital, which could have an adverse effect on our ability to fund acquisition and development activities.

•
Operating partnership units. The issuance of units of CPLP in connection with property, portfolio, or business acquisitions could be dilutive to our earnings per share and could have an adverse effect on the per share trading price of our common stock.

Any additional indebtedness incurred may have a material adverse effect on our financial condition and results of operations.
As of December 31, 2019, we had $2.2 billion of outstanding indebtedness. The incurrence of additional indebtedness could have adverse consequences on our business, such as:

•
requiring us to use a substantial portion of our cash flow from operations to service our indebtedness, which would reduce the available cash flow to fund working capital, capital expenditures, development projects, distributions, and other general corporate purposes;

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
Covenants contained in our Credit Facility, senior unsecured notes, term loans, and mortgages could restrict our operational flexibility, which could adversely affect our results of operations.
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
Some of our mortgages contain customary negative covenants, including limitations on our ability, without the lender’s prior consent, to further mortgage that specific property, to enter into new leases, to modify existing leases, or to redevelop or sell the property. Compliance with these covenants and requirements could harm our operational flexibility and financial condition.
Our degree of leverage could limit our ability to obtain additional financing or affect the market price of our securities.
Net debt as a percentage of either total asset value or total market capitalization and net debt as a multiple of annualized EBITDA is often used by analysts to gauge the financial health of equity REITs like us. If our degree of leverage is viewed unfavorably by lenders or potential joint venture partners, it could affect our ability to obtain additional financing. In general, our degree of leverage could also make us more vulnerable to a downturn in business or the economy. In addition, increases in our net debt to market capitalization ratio, which is in part a function of our stock price, or to other measures of asset value used by financial analysts may have an adverse effect on the market price of common stock.
Changes in, or a discontinuation of, LIBOR could have an adverse impact on operations.
Changes in, or a discontinuation of, LIBOR would cause changes in how interest is calculated on our variable rate debt including our Credit Facility and term loan. All of our variable rate debt has provisions allowing for interest to be calculated based off of rates other than LIBOR. These alternative rates could be higher than LIBOR causing an increase in interest expense and negative impact on operations.
Real Estate Acquisition and Development Risks
We face risks associated with operating property acquisitions.
Operating property acquisitions contain inherent risks. These risks may include:

•	difficulty in leasing vacant space or renewing existing tenants at the acquired property;

•	the costs and timing of repositioning or redeveloping acquisitions;

•	the acquisitions may fail to meet internal projections or otherwise fail to perform as expected;

•	the acquisitions may be in markets that are unfamiliar to us and could present unforeseen business challenges;

•
the timing of acquisitions may not match the timing of dispositions, leading to periods of time where proceeds are not invested as profitably as we desire or where we increase short-term borrowings until sales proceeds become available;

•	the inability to obtain financing for acquisitions on favorable terms, or at all;

•
the inability to successfully integrate the operations, maintain consistent standards, controls, policies, and procedures, or realize the anticipated benefits of acquisitions within the anticipated time frames, or at all;

•	the inability to effectively monitor and manage our expanded portfolio of properties, retain key employees, or attract highly qualified new employees;

•	the possible decline in value of the acquired asset;

•	the diversion of our management’s attention away from other business concerns; and

•	the exposure to any undisclosed or unknown issues, expenses, or potential liabilities relating to acquisitions.
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
Development activities contain certain inherent risks. Although we seek to minimize risks from development through various management controls and procedures, development risks cannot be eliminated. Some of the key factors affecting development of property are as follows:

•
Abandoned predevelopment costs. The development process inherently requires that a large number of opportunities be pursued with only a few actually being developed. We may incur significant costs for predevelopment activity for projects that are abandoned, which would directly affect our results of operations. For projects that are abandoned, we must expense certain costs, such as salaries, that would have otherwise been capitalized. We have procedures and controls in place that are intended to minimize this risk, but it is likely that we will incur predevelopment expense on abandoned projects on an ongoing basis.

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

•
Leasing risk. The success of a commercial real estate development project is heavily dependent upon entering into leases with acceptable terms within a predefined lease-up period. Although our policy is generally to achieve certain pre-leasing goals (which vary by market, product type, and circumstances) before committing to a project, it is expected that sometimes not all the space in a project will be leased at the time we commit to the project. If the additional space is not leased on schedule and upon the expected terms and conditions, our returns, future earnings, and results of operations from the project could be adversely impacted. Whether or not tenants are willing to enter into leases on the terms and conditions we project and on the timetable we expect will depend upon a number of factors, many of which are outside our control. These factors may include:

•	general business conditions in the local or broader economy or in the prospective tenants’ industries;

•	supply and demand conditions for space in the marketplace; and

•	level of competition in the marketplace.

•
Reputation risks. We have historically developed and managed a significant portion of our real estate portfolio and believe that we have built a positive reputation for quality and service with our lenders, joint venture partners, and tenants. If we developed under-performing properties, suffered sustained losses on our investments, defaulted on a significant level of loans or experienced significant foreclosure or deed in lieu of foreclosure of our properties, our reputation could be damaged. Damage to our reputation could make it more difficult to successfully develop properties in the future and to continue to grow and expand our relationships with our lenders, joint venture partners, and tenants, which could adversely affect our business, financial condition, and results of operations.

•
Governmental approvals. All necessary zoning, land-use, building, occupancy, and other required governmental permits and authorization may not be obtained, may only be obtained subject to onerous conditions, or may not be obtained on a timely basis resulting in possible delays, decreased profitability, and increased management time and attention.

•
Competition. We compete for tenants in our Sunbelt markets by highlighting our locations, rental rates, services, amenities, reputation, and the design and condition of our facilities including operational efficiencies and sustainability improvements. As the competition for tenants is intense, we may be required to provide rent abatements, incur charges for tenant improvements and other concessions, or we may not be able to lease vacant space in a timely manner.

We may be unable to integrate the business of TIER successfully and realize the related benefits, or do so within the anticipated time frame.
The ongoing integration of the TIER business into our own will require significant management and resources. We may encounter difficulties in the integration process, or in realizing any of the expected benefits from the Merger, including the following:

•	lost sales and tenants as a result of certain tenants deciding not to do business with us;

•	the complexities associated with integrating personnel;

•	the additional complexities of combining two companies with different histories, cultures, regulatory restrictions, markets, and customer bases;

•	our failure to retain key employees;

•	potential unknown liabilities and unforeseen increased expenses, delays, or regulatory conditions associated with the Merger; and

•	performance shortfalls as a result of the diversion of management's attention caused by completing the Merger.
For all these reasons, it is possible that the integration process could result in the distraction of our management, the disruption or our ongoing business, or inconsistencies in our services, standards, controls, procedures and policies, any of which could adversely affect our ability to maintain relationships with tenants, customers, vendors, and employees.
As a result of the Merger, the composition of our Board of Directors has changed.
Concurrent with the closing of the Merger, the Board of Directors has changed and currently consists of ten members, eight of which served on our Board of Directors prior to the Merger and two of which served on TIER's Board of Directors prior to the Merger. Our success is dependent on our Board of Directors' experience, skills, and ability to work together and with our management team to implement a successful strategy. If our Board of Directors is not successful, our ability to execute our business strategy could be adversely affected.
Our future results will suffer if we do not effectively manage our operations following the Merger.
Following the Merger, we may continue to expand our operations through additional acquisitions, development opportunities, and other strategic transactions, some of which involve complex challenges. Our future success will depend, in part, upon our ability to manage our expansion opportunities. This poses substantial challenges for us to integrate new operations into our existing business in an efficient and timely manner; and to monitor successfully our operations, costs, regulatory compliance, and service quality; and to maintain other necessary internal controls. We cannot assure you that our expansion or acquisition opportunities will be successful, or that they will realize their expected operating efficiencies, cost savings, revenue enhancements, synergies, or other benefits.
General Business Risks
We are dependent upon the services of certain key personnel, including members of the Board of Directors, the loss of any of whom could adversely impact our ability to execute our business.
One of our objectives is to develop and maintain a strong management group at all levels. At any given time, we could lose the services of key executives, members of the Board of Directors, and other employees. None of our Board members, key executives, or other employees are subject to employment contracts. Further, we do not carry key person insurance on any of our executive officers or other key employees. The loss of services of any of these key persons could have an adverse effect upon our results of operations, financial condition, and our ability to execute our business strategy.
Employee misconduct or misconduct by members of the Board of Directors could adversely impact our ability to execute our business.
Our reputation is critical to maintaining and developing relationships with tenants, vendors, and investors and there is a risk that our employees or members of the Board of Directors could engage, deliberately or recklessly, in misconduct that creates legal exposure for us and adversely impacts our business. Employees or members of the Board becoming subject to allegations of illegal activity, sexual harassment, or racial and gender discrimination, regardless of the outcome, could result in adverse publicity that could harm our reputation and brand. The loss of reputation could impact our ability to develop and manage relationships with tenants, vendors, and investors and have an adverse impact on the price of our common stock.
Our restated and amended articles of incorporation contain limitations on ownership of our stock, which may prevent a change in control that might otherwise be in the best interest of our stockholders.
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

•	material changes in any significant tenant industry concentration;

•	material changes in market concentrations,

•	the general stock and bond market conditions, including changes in interest rates or fixed income securities;

•	changes in tax laws;

•	changes to our dividend policy;

•	changes in market valuations of our properties;

•	adverse market reaction to the amount of our outstanding debt at any time, the amount of our maturing debt, and our ability to refinance such debt on favorable terms;

•	any failure to comply with existing debt covenants;

•	any foreclosure or deed in lieu of foreclosure of our properties;

•	additions or departures of directors, key executives, and other employees;

•	actions by institutional stockholders;

•	uncertainties in world financial markets;

•	the realization of any of the other risk factors described in this report; and

•	general market and economic conditions; in particular, market and economic conditions of Atlanta, Charlotte, Austin, Phoenix, Tampa, and Dallas.
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
We generally intend to make distributions to our stockholders to comply with the 90% distribution requirement to avoid corporate-level tax on undistributed taxable income and to avoid the nondeductible excise tax. Distributions could be made in cash, in stock, or in a combination of cash and stock. Differences in timing between taxable income and cash available for distribution could require us to borrow funds to meet the 90% distribution requirement, to avoid corporate-level tax on undistributed taxable income, and to avoid the nondeductible excise tax.
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
When possible, we dispose of and acquire properties in transactions that are intended to qualify as Section 1031 Exchanges. If a transaction's gain that is intended to qualify as a Section 1031 deferral is later determined to be taxable, we may face adverse consequences, and if the laws applicable to such transactions are amended or repealed, we may not be able to dispose of properties on a tax-deferred basis. In such case, our taxable income and earnings and profits would increase. This could increase the dividend income to our stockholders by reducing any return of capital they received. In some circumstances, we may be required to pay additional dividends or, in lieu of that, corporate income tax, possibly including interest and penalties. In addition, if a Section 1031 Exchange were later to be determined to be taxable, we may be required to amend our tax returns for the applicable year in question.
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
The following table sets forth certain information related to operating properties in which we have an ownership interest. Except as noted, all information presented is as of December 31, 2019 ($ in thousands):
Operating Properties

						Company's Share
Office Properties	Rentable Square Feet	Financial Statement Presentation	Company's Ownership Interest	End of Period Leased	Weighted Average Occupancy (1)	% of Total Net Operating Income (2)	Property Level Debt (3)	Annualized Rent (4)
Spring & 8th (5)	765,000	Consolidated	100%	100.0%	100.0%	5.9%	$—
Terminus (5)	1,226,000	Consolidated	100%	83.3%	81.8%	5.8%	203,309
Northpark (5)	1,539,000	Consolidated	100%	92.8%	85.9%	5.0%	—
Promenade	777,000	Consolidated	100%	90.5%	89.5%	3.6%	95,824
3344 Peachtree	484,000	Consolidated	100%	94.2%	91.7%	2.8%	—
Buckhead Plaza (5)	671,000	Consolidated	100%	75.6%	78.9%	2.6%	—
3350 Peachtree	413,000	Consolidated	100%	95.2%	93.1%	1.8%	—
1200 Peachtree	370,000	Consolidated	100%	100.0%	100.0%	1.8%	—
8000 Avalon	229,000	Consolidated	90%	100.0%	100.0%	1.5%	—
3348 Peachtree	258,000	Consolidated	100%	92.3%	91.7%	1.2%	—
Emory University Hospital Midtown	358,000	Unconsolidated	50%	99.1%	98.6%	0.9%	33,973
Meridian Mark Plaza	160,000	Consolidated	100%	100.0%	100.0%	0.9%	22,964
ATLANTA	7,250,000			91.2%	89.8%	33.8%	356,070

The Domain (5)	1,287,000	Consolidated	100%	99.7%	90.9%	7.3%	—
One Eleven Congress	519,000	Consolidated	100%	97.1%	89.9%	3.3%	—
The Terrace (5)	619,000	Consolidated	100%	89.9%	88.3%	3.1%	—
San Jacinto Center	395,000	Consolidated	100%	97.9%	91.1%	2.9%	—
Colorado Tower	373,000	Consolidated	100%	100.0%	99.8%	2.8%	116,443
816 Congress	435,000	Consolidated	100%	88.8%	92.1%	2.1%	79,590
Domain Point (5)	242,000	Consolidated	96.5%	88.1%	89.7%	0.9%	—
Research Park V	173,000	Consolidated	100%	97.1%	97.1%	0.8%	—
AUSTIN	4,043,000			95.8%	91.5%	23.2%	196,033

Hearst Tower	966,000	Consolidated	100%	98.5%	94.6%	4.8%	—
Bank of America Plaza	891,000	Consolidated	100%	90.4%	87.4%	3.6%	—
Fifth Third Center	692,000	Consolidated	100%	96.2%	94.4%	3.4%	139,884
NASCAR Plaza	395,000	Consolidated	100%	100.0%	96.1%	2.1%	—
Dimensional Place	281,000	Unconsolidated	50%	95.6%	94.4%	1.5%	—
Gateway Village (5)	1,061,000	Unconsolidated	50%	99.4%	99.4%	1.5%	—
CHARLOTTE	4,286,000			96.2%	93.7%	16.9%	139,884

Hayden Ferry (5)	789,000	Consolidated	100%	97.8%	92.9%	4.9%	—
Tempe Gateway	264,000	Consolidated	100%	94.8%	90.9%	1.6%	—
111 West Rio	225,000	Consolidated	100%	100.0%	100.0%	1.1%	—
PHOENIX	1,278,000			97.6%	93.8%	7.6%	—

Corporate Center (5)	1,224,000	Consolidated	100%	98.6%	96.4%	5.3%	—
The Pointe	253,000	Consolidated	100%	94.9%	96.6%	1.1%	—
Harborview Plaza	205,000	Consolidated	100%	80.0%	62.2%	0.5%	—
TAMPA	1,682,000			95.7%	92.2%	6.9%	—

Legacy Union One	319,000	Consolidated	100%	100.0%	100.0%	1.9%	68,155
5950 Sherry Lane	197,000	Consolidated	100%	90.3%	88.8%	0.8%	—
DALLAS	516,000			96.3%	95.7%	2.7%	68,155

BriarLake Plaza - Houston (5)	835,000	Consolidated	100%	89.2%	85.3%	3.8%	—
Burnett Plaza - Fort Worth	1,023,000	Consolidated	100%	86.4%	85.4%	3.1%	—
Woodcrest - Cherry Hill (5)	386,000	Consolidated	100%	92.0%	84.5%	1.0%	—
Carolina Square - Chapel Hill	158,000	Unconsolidated	50%	93.4%	79.3%	0.3%	12,772
OTHER OFFICE	2,402,000			88.6%	85.0%	8.2%	12,772

TOTAL OFFICE	21,457,000			93.6%	90.9%	99.3%	$772,914	$688,889

Table continued on next page

						Company's Share
Office Properties	Rentable Square Feet	Financial Statement Presentation	Company's Ownership Interest	End of Period Leased	Weighted Average Occupancy (1)	% of Total Net Operating Income (2)	Property Level Debt (3)	Annualized Rent (4)
Other Properties
Carolina Square Apartment - Chapel Hill (246 units)	266,000	Unconsolidated	50%	99.6%	96.7%	0.6%	$21,502
Carolina Square Retail - Chapel Hill	44,000	Unconsolidated	50%	89.3%	83.4%	0.1%	3,557
TOTAL OTHER	310,000			98.1%	94.8%	0.7%	$25,059	$4,125

TOTAL	21,767,000			93.6%	90.9%	100.0%	$797,973	$693,014

(1)	Represents the weighted average occupancy of the property over the period for which the property was available for occupancy during the year.

(2)	The Company's share of net operating income for the three months ended December 31, 2019.

(3)	The Company's share of property specific mortgage debt, including premiums and net of unamortized loan costs, as of December 31, 2019.

(4)
The Company's share of annualized rent represents the sum of the annualized rent including tenant's share of estimated operating expenses, if applicable, each tenant is paying as of the end of the reporting period. If a tenant is not paying rent due to a free rent concession, annualized rent is calculated based on the annualized contractual rent the tenant will pay in the first period it is required to pay rent. Included in this amount is $20.7 million of annualized base rent for tenants in a free rent period.

(5)	Contains two or more buildings that are grouped together for reporting purposes.

Office Lease Expirations
As of December 31, 2019, our leases expire as follows:

Year of Expiration	Square Feet Expiring (1)	% of Leased Space (1)	Annual Contractual Rent ($000) (1) (2)	% of Annual Contractual Rent (1)	Annual Contractual Rent/Sq. Ft.

2020	1,470,908	7.7%	$47,658	5.9%	$32.53
2021	2,135,471	11.2%	77,864	9.6%	36.46
2022	1,385,805	7.3%	56,590	6.9%	40.84
2023	1,700,019	8.9%	69,947	8.6%	41.14
2024	1,216,461	6.4%	48,970	6.0%	40.26
2025	1,993,279	10.4%	87,994	10.9%	44.15
2026	2,068,688	10.8%	83,204	10.3%	40.22
2027	1,471,736	7.6%	60,873	7.4%	41.16
2028	1,172,249	6.1%	49,825	6.1%	42.38
2029 &Thereafter	4,495,284	23.6%	229,494	28.3%	51.06

Total	19,109,900	100.0%	$812,419	100.0%	$ 42.51

(1) Company's share.
(2) Annual Contractual Rent is the estimated rent in the year of expiration. It includes the minimum base rent and an estimate of operating expenses, if applicable, as defined in the respective leases.

Top 20 Office Tenants
As of December 31, 2019, our top 20 office tenants were as follows:

	Tenant (1)	Number of Properties Occupied	Number of Markets Occupied	Company's Share of Square Footage	Company's Share of Annualized Rent (2)	Percentage of Company's Share of Annualized Rent	Weighted Average Remaining Lease Term (Years)
1	Bank of America	4	1	1,393,086	$38,611,659	5.6%	4
2	NCR Corporation	1	1	762,090	36,166,613	5.3%	14
3	Amazon	4	3	391,187	17,810,008	2.6%	6
4	Expedia, Inc.	1	1	296,955	13,407,563	2.0%	9
5	Norfolk Southern Corporation	2	1	394,621	11,271,065	1.6%	2
6	Apache Corporation	1	1	210,012	9,232,036	1.3%	5
7	Wells Fargo Bank, NA	4	3	212,662	8,961,318	1.3%	3
8	Americredit Financial Services (dba GM Financial)	2	2	333,782	8,520,825	1.2%	10
9	Parsley Energy, L.P.	1	1	135,107	7,944,527	1.2%	5
10	Encana Oil & Gas (USA) Inc.	1	1	318,582	7,831,964	1.1%	8
11	ADP, LLC	1	1	225,000	7,307,064	1.0%	8
12	McGuirewoods LLP	3	3	197,282	6,742,246	1.0%	7
13	Westrock Shared Services, LLC	1	1	205,185	6,701,263	0.9%	10
14	Dimensional Fund Advisors LP	1	1	132,434	6,235,230	0.9%	14
15	Morgan Stanley	2	2	130,863	5,925,364	0.9%	8
16	Regus Equity Business Centers, LLC	6	4	146,852	5,894,747	0.9%	5
17	Samsung Engineering America	1	1	133,860	5,857,544	0.9%	7
18	Anthem	1	1	198,834	5,642,481	0.8%	1
19	General Services Administration	3	3	220,600	5,613,079	0.8%	3
20	NASCAR Media Group, LLC	1	1	139,861	5,518,368	0.8%	1
	Total			6,178,855	$221,194,964	32.1%	7

(1)	In some cases, the actual tenant may be an affiliate of the entity shown.
(2)
Annualized Rent represents the annualized rent including tenant's share of estimated operating expenses, if applicable, paid by the tenant as of the date of this report. If the tenant is in a free rent period as of the date of this report, Annualized Rent represents the annualized contractual rent the tenant will pay in the first month it is required to pay rent.

Note:	This schedule includes tenants whose leases have commenced and/or who have taken occupancy. Leases that have been signed but have not commenced are excluded.

Tenant Industry Diversification (1)
As of December 31, 2019, our tenant industry diversification was as follows:

Industry	Percentage of Total Revenues (2)
Financial	20.2%
Technology	18.1%
Professional Services	13.3%
Legal	11.3%
Consumer Goods & Services	6.7%
Energy	5.8%
Real Estate	4.8%
Health Care	4.6%
Insurance	3.5%
Other	3.5%
Marketing/Media/Creative	2.6%
Construction/Design	2.2%
Transportation	1.9%
Government	1.5%
Total	100%
(1) Management uses SIC codes when available, along with judgment, to determine tenant industry classification.
(2) Company's share.
Development Pipeline (1)
As of December 31, 2019, information on our projects under development was as follows ($ in thousands):

Project	Type	Market	Company's Ownership Interest	Construction Start Date	Number of Square Feet /Apartment Units	Estimated Project Cost (1) (2)	Company's Share of Estimated Project Cost (2)	Project Cost Incurred to Date (2)	Company's Share of Project Cost Incurred to Date (2)	Percent Leased	Initial Occupancy / Estimated Stabilization (3) (4) (5)

120 West Trinity	Mixed	Atlanta	20%	1Q17		$85,000	$17,000	$77,449	$15,490
Office					33,000					100%	3Q20/3Q20
Retail					19,000					12%	3Q20/4Q20
Apartments					330					12%	4Q19/4Q20

10000 Avalon	Office	Atlanta	90%	3Q18	251,000	96,000	86,400	87,331	78,598	59%	1Q20/1Q21

300 Colorado	Office	Austin	50%	4Q18	358,000	193,000	96,500	106,022	53,011	87%	1Q21/1Q22

Domain 10	Office	Austin	100%	4Q18	300,000	111,000	111,000	73,152	73,152	98%	4Q20/3Q21

Domain 12	Office	Austin	100%	2Q18	320,000	117,000	117,000	87,189	87,189	100%	2Q20/3Q20

100 Mill	Office	Phoenix	90%	1Q20	287,000	153,000	137,700	28,441	25,597	44%	1Q22/1Q23

Total						$755,000	$565,600	$459,584	$333,037

(1)
This schedule shows projects currently under active development through the substantial completion of construction. Amounts included in the estimated project cost column are the estimated costs of the project through stabilization. Significant estimation is required to derive these costs, and the final costs may differ from these estimates.

(2)
Estimated and incurred project costs include financing costs only on project-specific debt, and exclude certain allocated capitalized costs required by GAAP that are not incurred in a joint venture and fair value adjustments for legacy TIER projects that were recorded as a result of the Merger.

(3)	Initial occupancy represents the quarter within which the Company estimates the first tenant will take occupancy.
(4)
Estimated stabilization is the quarter within which the Company estimates it will achieve 90% economic occupancy. Interest, taxes, and operating expenses are capitalized on the unoccupied portion of the building for the period beginning with initial occupancy until the earlier of the achievement of 90% economic occupancy or one year.

(5)
Initial occupancy and estimated stabilization are based, in part, on when the space is ready for its intended use, which is dependent upon the commencement and completion of tenant improvements. Since tenants in these properties generally control the timing of tenant improvements, timing of these estimates is subject to change.

Land Holdings
As of December 31, 2019, we owned the following land holdings, either directly or indirectly through joint ventures:

	Market	Type	Company's Ownership Interest	Total Developable Land (Acres)	Cost Basis of Land ($000)

3354 Peachtree	Atlanta	Commercial	95%	3.0
901 West Peachtree (1) (2)	Atlanta	Commercial	100%	1.0
The Avenue Forsyth-Adjacent Land	Atlanta	Commercial	100%	10.4
Wildwood Office Park - Joint Venture (3)	Atlanta	Commercial	50%	6.3
Domain 9	Austin	Commercial	100%	2.5
Domain 14 & 15	Austin	Commercial	100%	5.6
Legacy Union 2 & 3	Dallas	Commercial	95%	4.0
Victory Center	Dallas	Commercial	75%	3.0
Burnett Plaza-Adjacent Land	Fort Worth	Commercial	100%	1.4
Corporate Center 5 & 6 (4)	Tampa	Commercial	100%	14.1
Padre Island	Corpus Christi	Residential	50%	15.0

Total				66.3	$130,176
Company's Share				54.5	$110,150

(1)	Includes two ground leases with future obligations to purchase.
(2)	During the fourth quarter of 2019, the Company purchased two adjacent land parcels bringing the assemblage to approximately 1 acre.
(3)	During January 2020, the Company sold its remaining interest in the Wildwood Associates joint venture to its venture partner and recognized a gain of $1.4 million.
(4)	Corporate Center 5 is controlled through a long-term ground lease.

Item 3.	Legal Proceedings
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

Item 4.	Mine Safety Disclosures
Not applicable.

Item X.	Information about our Executive Officers
The Executive Officers of the Registrant, as of the date hereof, are as follow:

Name	Age	Office Held
Lawrence L. Gellerstedt III	63	Executive Chairman of the Board
M. Colin Connolly	43	President, Chief Executive Officer, and Director
Gregg D. Adzema	54	Executive Vice President, Chief Financial Officer
Richard G. Hickson IV	45	Executive Vice President, Operations
John S. McColl	57	Executive Vice President
Pamela F. Roper	46	Executive Vice President, General Counsel, and Corporate Secretary
John D. Harris, Jr.	60	Senior Vice President, Chief Accounting Officer, Treasurer, and Assistant Secretary
Family Relationships
There are no family relationships among the Executive Officers or Directors.
Term of Office
The term of office for all officers expires at the annual stockholders’ meeting. The Board retains the power to remove any officer at any time.

Business Experience
Mr. Gellerstedt was appointed Executive Chairman of the Board effective January 2019. From July 2017 to December 2018, Mr. Gellerstedt served as Chairman of the Board and Chief Executive Officer. From July 2009 to July 2017, Mr. Gellerstedt served as President, Chief Executive Officer, and Director. From February 2009 to July 2009, Mr. Gellerstedt served as President and Chief Operating Officer. From May 2008 to February 2009, Mr. Gellerstedt served as Executive Vice President and Chief Development Officer.
Mr. Connolly was appointed Chief Executive Officer and President by the Company's Board of Directors effective January 2019. From July 2017 to December 2018, Mr. Connolly served as President and Chief Operating Officer. From July 2016 to July 2017, Mr. Connolly served as Executive Vice President and Chief Operating Officer. From December 2015 to July 2016, Mr. Connolly served as Executive Vice President and Chief Investment Officer. From May 2013 to December 2015, Mr. Connolly served as Senior Vice President and Chief Investment Officer.
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
Our common stock trades on the New York Stock Exchange (ticker symbol CUZ). On January 29, 2020, there were 10,995 stockholders of record of our common stock.
Purchases of Equity Securities
There were no purchases of common stock by the Company during the fourth quarter of 2019.

Performance Graph
The following graph compares the five-year cumulative total return of our common stock with the NYSE Composite Index, the FTSE NAREIT Equity Index, and the SNL US REIT Office Index. The graph assumes a $100 investment in each of the indices on December 31, 2014 and the reinvestment of all dividends.
COMPARISON OF CUMULATIVE TOTAL RETURN OF ONE OR MORE COMPANIES, PEER
GROUPS, INDUSTRY INDICES, AND/OR BROAD MARKETS

	Fiscal Year Ended
Index	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
Cousins Properties Incorporated	100.00	85.25	109.45	123.12	107.47	144.61
NYSE Composite Index	100.00	95.91	107.36	127.46	116.06	145.66
FTSE NAREIT Equity Index	100.00	103.20	111.99	117.84	112.39	141.61
SNL US REIT Office Index	100.00	100.88	112.58	115.61	95.36	121.57

Item 6.	Selected Financial Data
The following selected financial data sets forth consolidated financial and operating information on a historical basis. This data has been derived from our consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto. Prior year disclosures have been restated for the reclassification of termination fees from other revenues to rental property revenues as well as for the effect of the one-for-four reverse stock split described in note 1 of the consolidated financial statements.

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands, except per share amounts)
Revenues:
Rental property revenues	$628,751	$463,401	$455,305	$249,936	$196,642
Fee income	28,518	10,089	8,632	8,347	7,297
Other	246	1,722	2,248	928	430
	657,515	475,212	466,185	259,211	204,369
Expenses:
Rental property operating expenses	222,146	164,678	163,882	96,908	82,545
Reimbursed expenses	4,004	3,782	3,527	3,259	3,430
General and administrative expenses	37,007	22,040	27,523	25,592	16,918
Interest expense	53,963	39,430	33,524	26,650	22,735
Depreciation and amortization	257,149	181,382	196,745	97,948	71,625
Acquisition and merger costs	52,881	248	1,661	24,521	299
Other	1,109	556	1,796	5,888	1,181
	628,259	412,116	428,658	280,766	198,733
Income from unconsolidated joint ventures	12,666	12,224	47,115	10,562	8,302
Gain on investment property transactions	110,761	5,437	133,059	77,114	80,394
Gain (loss) on extinguishment of debt	—	8	2,258	(5,180)	—
Income from continuing operations	152,683	80,765	219,959	60,941	94,332
Income from discontinued operations:
Income from discontinued operations	—	—	—	19,163	31,848
Loss on sale from discontinued operations	—	—	—	—	(551)
Income from discontinued operations	—	—	—	19,163	31,297
Net income	152,683	80,765	219,959	80,104	125,629
Net income attributable to noncontrolling interests	(2,265)	(1,601)	(3,684)	(995)	(111)
Net income available to common stockholders	$150,418	$79,164	$216,275	$79,109	$125,518
Net income from continuing operations attributable to controlling interest per common share - basic and diluted	$1.17	$0.75	$2.08	$0.94	$1.75
Net income per common share - basic and diluted	$1.17	$0.75	$2.08	$1.25	$2.33
Dividends declared per common share	$1.16	$1.04	$1.20	$0.96	$1.28
Total assets (at year-end)	$7,151,447	$4,146,296	$4,204,619	$4,171,607	$2,595,320
Notes payable (at year-end)	$2,222,975	$1,062,570	$1,093,228	$1,380,920	$718,810
Stockholders' investment (at year-end)	$4,359,274	$2,765,865	$2,771,973	$2,455,557	$1,683,415
Common shares outstanding (at year-end)	146,762	105,096	105,005	98,354	52,878

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the selected financial data and the consolidated financial statements and notes.
Overview of 2019 Performance and Company and Industry Trends
Our strategy is to create value for our stockholders through ownership of the premier urban office portfolio in the Sunbelt markets of the United States, with a particular focus on Georgia, Texas, North Carolina, Arizona, and Florida. This strategy is based on a disciplined approach to capital allocation that includes value-add acquisitions, selective development projects, and timely dispositions of non-core assets. This strategy is also based on a simple, flexible, and low-leveraged balance sheet that allows us to pursue compelling growth opportunities at the most advantageous points in the cycle. To implement this strategy, we leverage our strong local operating platforms within each of our major markets.
Consistent with our strategy, on June 14, 2019, we merged with TIER REIT, Inc. (“TIER”) in a stock-for-stock transaction (the "Merger"). As a result, we acquired an interest in nine operating office properties containing 5.8 million square feet of space, two office properties under development that are expected to add 620,000 square feet of space upon completion, and land parcels on which up to 2.5 million square feet of additional space may be developed. Strategically, we believe that the Merger created an unmatched portfolio of trophy office assets balanced across the premier Sunbelt markets. In addition, we believe that the Merger has enhanced our position in our existing markets of Austin and Charlotte, provided a strategic entry into Dallas, and balanced our exposure in Atlanta. The Merger is also expected to enhance growth and to provide value-add opportunities as a result of TIER's active and attractive development portfolio and land bank. As a part of this transaction, we issued $650 million in senior unsecured debt at a weighted average interest rate of 3.88%, which effectively replaced the majority of the TIER debt assumed in the Merger.
In addition to the Merger, we engaged in a number of transactions during 2019 that both individually and collectively advanced our strategy. On March 1, 2019, we entered into a series of agreements and executed related transactions with Norfolk Southern Railway Company ("NS") in which we sold land to NS, executed agreements to provide development and consulting services for NS's corporate headquarters that is being constructed on that land, and purchased a 370,000 square foot office building in Midtown Atlanta from NS ("1200 Peachtree") that is subject to a three-year market rate lease covering the entire building. These transactions are not only accretive to earnings over the period of construction of NS’s new headquarters, but the addition of 1200 Peachtree at an attractive price in the growing Midtown Atlanta submarket provides an excellent opportunity to re-lease the space at attractive rates when NS moves to its new headquarters.
In June 2019, we entered into a 561,000 square foot lease with Truist Financial Corporation ("Truist") at Hearst Tower that enhanced the value of the building with a 15-year lease to a high credit tenant covering 58% of the building. Included in the lease was an option for Truist to purchase the building for $455.5 million. In late 2019, Truist notified us of their intent to exercise this option, and we expect to close on the sale of Hearst Tower at the end of the first quarter of 2020.
In October 2019, we purchased our partner’s interest in Terminus Office Holdings ("TOH") in a transaction that values Terminus 100 and Terminus 200 at $503 million. At 83% leased and at a purchase price below replacement cost, we believe that this purchase provides an opportunity to create value through the lease-up of vacant space in one of the most highly amenitized office properties in Buckhead Atlanta.
As noted above, in the Merger, we added two active development projects to our development pipeline: Domain 10 and Domain 12 in Austin. Domain 12 is 100% leased and on track to deliver in the first half of 2020. With the execution of an expansion with Amazon in the third quarter of 2019, we increased the percent leased of Domain 10 from 63% upon acquisition to 98%. Domain 10 is scheduled to deliver in late 2020. We continued to make progress on our existing development projects that include 120 West Trinity in Decatur, Georgia, 10000 Avalon in Atlanta, and 300 Colorado in Austin. These projects are on track to deliver in 2020 and early 2021 and the office portion of these properties is a combined 77% pre-leased. We commenced development of 100 Mill, a 287,000 square foot office property in Tempe, Arizona. This project has estimated construction costs of $153 million, is scheduled for delivery in early 2022, and is 44% pre-leased. In the first quarter of 2019, Dimensional Place, a 281,000 square foot office building in Charlotte commenced operations. We continue to look for additional development opportunities with our robust land bank.
In 2019, we leased or renewed 3.1 million square feet of office space. The weighted average net effective rent per square foot, representing base rent less operating expense reimbursements and leasing costs, for new or renewed non-amenity leases with terms greater than one year was $23.82 per square foot. Cash basis net effective rent per square foot increased 7.7% on spaces that had been previously occupied in the past year. Cash basis net effective rent represents net rent at the end of the term paid by the prior tenant compared to the net rent at the beginning of the term paid by the current tenant. Our same property net operating income for the year increased 2.6% on a GAAP basis and 4.8% on a cash basis.

Market Conditions
We believe that the Sunbelt region, and in particular the six core Sunbelt markets in which we operate, possess some of the most attractive economic and real estate fundamentals in the nation. Our markets are located in states that lead the nation in new job growth and net migration as residents relocate from the Northeast, Midwest, and West Coast to our markets. This migration, when combined with low levels of new supply, has led to steady office absorption and positive rent growth, supporting healthy office fundamentals. We believe that we are well positioned to benefit from, and ultimately outperform in, the current real estate environment.
Our Atlanta portfolio totals 7.3 million square feet, representing 33.8% of our Net Operating Income for the fourth quarter of 2019 and was 91.2% leased at December 31, 2019. In addition, we had two projects under development in Atlanta at December 31, 2019, one office property and one mixed use property, in which we hold 90% and 20% interests, respectively. Job growth in Atlanta for the year ended December 31, 2019 was 2.2%, above the national average, and construction as a percentage of the total market square footage was 2.6% at year end. Our portfolio is well located primarily in the Midtown, Buckhead, and Central Perimeter submarkets with direct access to mass transit.
Our Austin portfolio totals 4.0 million square feet, representing 23.2% of our Net Operating Income for the fourth quarter of 2019 and was 95.8% leased at December 31, 2019. In addition, we have three projects under development in Austin, one owned in a 50-50 joint venture and two wholly-owned that together total 978,000 square feet and are a combined 95% leased. Job growth in Austin for the year ended December 31, 2019 was 2.7% and construction as a percentage of the total market square footage was 9.1%. Our portfolio is predominantly in the central business district and Northwest submarket where vacancy is 5.6% and 6.8%, respectively. We believe that our dominant presence in Austin, combined with strong job growth and low unemployment are favorable for our existing portfolio.
Our Charlotte portfolio totals 4.3 million square feet, representing 16.9% of our Net Operating Income for the fourth quarter of 2019 and was 96.2% leased at December 31, 2019. Job growth in Charlotte for the year ended December 31, 2019 was 2.4% and construction as a percentage of the total market square footage was 5.1%. Our portfolio is located in the Uptown and South End submarkets where rent growth has significantly surpassed the national average. The overall market has benefitted from Charlotte's strong population growth, which has increased at three times the national rate over the past decade. Strong demand and favorable economics have spurred a high level of new development across the market, specifically in Uptown where approximately 2.7 million square feet is currently under construction.
Our Phoenix portfolio totals 1.3 million square feet, representing 7.6% of our Net Operating Income for the fourth quarter of 2019 and was 97.6% leased at December 31, 2019. Job growth in Phoenix for the year ended December 31, 2019 was 2.6% and construction as a percentage of the total market square footage was 1.7%. Phoenix has experienced population growth at more than twice the national average, more than two-thirds of which was from new residents from outside the metropolitan area. Our portfolio is located in the Tempe submarket, in close proximity to Arizona State University and its 80,000 students, where Class A office vacancy is 5.4%.
Our Tampa portfolio totals 1.7 million square feet, representing 6.9% of Net Operating Income for the fourth quarter of 2019 and was 95.7% leased at December 31, 2019. Job growth in Tampa for the year ended December 31, 2019 was 2.2%, and construction as a percentage of the total market square footage was 1.6%. Metro-wide, the Tampa office market is experiencing low vacancy rates, and the Westshore submarket, where our portfolio is located, continues to achieve some of the highest rents in the metropolitan area, in part due to its central location and proximity to the Tampa airport.
Our Dallas portfolio totals 516,000 square feet, representing 2.7% of Net Operating Income for the fourth quarter of 2019 and was 96.3% leased at December 31, 2019. Job growth in Dallas for the year ended December 31, 2019 was 2.1%, and construction as a percentage of the total market square footage was 4.0%.
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

Development Cost Capitalization
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
During the predevelopment period of a probable project and the period in which a project is under construction, we capitalize all direct and indirect costs associated with planning, developing, and constructing the project. Determination of what costs constitute direct and indirect project costs requires us, in some cases, to exercise judgment. If we determine certain costs to be direct or indirect project costs, amounts recorded in projects under development on the balance sheet and amounts recorded in general and administrative and other expenses on the statements of operations could be materially different than if we determine these costs are not directly or indirectly associated with the project.
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
Acquisitions
We evaluate all real estate acquisitions to determine if the transactions qualify as an acquisition of assets or of a business within the framework of ASU 2017-01 and guidance in ASC 805, "Business Combinations". Generally, the acquisition of operating properties will not meet the definition of a business. In cases where we acquire a pool of properties of varying property types in different markets, we must determine whether the acquisition qualifies as an asset acquisition or an acquisition of a business. In making this determination, we first must evaluate whether substantially all of the assets are concentrated in a single identifiable asset or group of similar identifiable assets. For purposes of this review, we separate the assets acquired based on their unique and different risk characteristics, which may be by property type, geographic concentration, or other factors. If we determine that substantially all of the fair value is concentrated in a single identifiable asset or group of similar assets, generally 90% of total fair value of assets acquired, we account for the acquisition as an acquisition of assets. If we determine that there is no single or group of assets that make up substantially all of the fair value of assets acquired, we then evaluate whether the acquired set of assets include an input and substantial process which create an output as outlined in ASC 805. If we determine that an input and substantial process creating an output are present, we account for the acquisition as an acquisition of a business. Otherwise, we account for the acquisition as an acquisition of assets.
We use considerable judgment in determining whether the acquisition of a pool of assets is an acquisition of assets or of a business. Because acquisition costs are expensed for an acquisition of a business and capitalized for an acquisition of assets, results of operations could be materially different based on these determinations.
For acquisitions that are accounted for as an acquisition of an asset, we record the acquired tangible and intangible assets and assumed liabilities based on each asset and liability's relative fair value at the acquisition date to the total purchase price plus capitalized acquisition costs. For acquisitions that are accounted for as an acquisition of a business, we record the acquired tangible and intangible assets and assumed liabilities at fair value at the acquisition date. Fair value is based on estimated cash flow projections that utilize available market information and discount and/or capitalization rates as appropriate. Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions. The acquired assets and assumed liabilities for an acquired operating property generally include, but are not limited to: land, buildings, and identified tangible and intangible assets and liabilities associated with in-place leases, including tenant improvements, leasing costs, value of above-market and below-market leases, and value of acquired in-place leases.
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
The determination of the fair value of the acquired tangible and intangible assets and assumed liabilities of acquisitions requires significant judgment about the numerous inputs discussed above. The use of different assumptions in these fair value calculations could significantly affect the reported amounts of the allocation of the acquisition related assets and liabilities and the related amortization and depreciation expense recorded for such assets and liabilities. In addition, since the values of above-market and below-market leases are amortized as either a reduction or increase to rental income, respectively, the judgments for these intangibles could have a significant impact on reported rental revenues and results of operations.
Depreciation and Amortization
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
Impairment
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
In the impairment analysis for assets held and used, we must determine whether there are indicators of impairment. For operating properties, these indicators could include a decline in a property’s leasing percentage; a current period operating loss or negative cash flows combined with a history of losses at the property; a decline in lease rates for that property or others in the property’s market; a significant change in the market value of the property; or an adverse change in the financial condition of significant tenants. For land holdings, indicators could include an overall decline in the market value of land in the region, a decline in development activity for the intended use of the land, or other adverse economic and market conditions. For projects under development, indicators could include material budget overruns without a corresponding funding source, significant delays in construction, occupancy, or stabilization schedule, regulatory changes or economic trends that have a significant impact on the market, or an adverse change in the financial condition of a significant tenant.

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
In addition to our real estate assets, we review each of our investments in unconsolidated joint ventures for impairment. As part of this analysis, we first determine whether there are any indicators of impairment at any property held in a joint venture investment. If indicators of impairment are present for any of our investments in joint ventures, we calculate the fair value of the investment. If the fair value of the investment is less than the carrying value of the investment, we must determine whether the impairment is temporary or other than temporary, as outlined in GAAP. If we assesses the impairment to be temporary, we do not record an impairment charge. If we conclude that the impairment is other than temporary, we record an impairment charge.
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
Stock-based Compensation
We have several types of stock-based compensation plans. These plans are described in note 15, as are the accounting policies by type of award. Compensation cost for all stock-based awards requires measurement at estimated fair value on the grant date, and compensation cost is recognized over the service vesting period, which represents the requisite service period. For compensation plans that contain market performance measures, we must estimate the fair value of the awards on a quarterly basis and must adjust compensation expense accordingly. The fair values of these awards are estimated using complex pricing valuation models that require a number of estimates and assumptions. For awards that are based on our future earnings, we must estimate future earnings and adjust the estimated fair value of the awards accordingly.
We use considerable judgments in determining the fair value of these awards. Compensation expense associated with these awards could vary significantly based upon these estimates.
Discussion of New Accounting Pronouncements
On January 1, 2019, we adopted ASC 842, which amended the previous standard for lease accounting by requiring lessees to record most leases on their balance sheets and by making targeted changes to lessor accounting and reporting. The new standard requires lessees to record a right-of-use asset and a lease liability for leases and classify such leases as either finance or operating leases based on the principle of whether the lease is effectively a financed purchase of the leased asset by the lessee.

The classification of the leases determines whether the lease expense is recognized based on an effective interest method (finance leases) or on a straight-line basis over the term of the lease (operating leases). The new standard also revised the treatment of indirect leasing costs and permits the capitalization and amortization of direct leasing costs only. For the years ended December 31, 2018 and 2017, we capitalized $3.8 million and $3.0 million of indirect leasing costs, respectively.
The Company adopted the following optional practical expedients provided in ASC 842:
•no reassessment of any expired or existing contracts to determine if they contain a lease;
•no reassessment of initial direct costs for any existing leases;
•no recognition of right-of-use assets and lease liabilities for leases with a term of one year or less;

•	no separate classification and disclosure of non-lease components of revenue in lease contracts from the related lease components provided certain conditions are met; and

•	no reassessment of the lease classification.
For those leases where we were the lessee, specifically ground leases, the adoption of ASC 842 required us to record a right-of-use asset and a lease liability in the amount of $56.3 million on the condensed consolidated balance sheet. In calculating the right of use asset and lease liability, we used a weighted average discount rate of 4.49%, which represented our incremental borrowing rate related to the ground lease assets as of January 1, 2019. Ground leases executed before the adoption of ASC 842 are accounted for as operating leases and did not result in a materially different ground lease expense. However, most ground leases executed after the adoption of ASC 842 are expected to be accounted for as finance leases, which will result in ground lease expense being recorded using the effective interest method instead of the straight-line method over the term of the lease, resulting in higher expense associated with the ground lease in the earlier years of a ground lease when compared to the straight line method. We elected to use the "modified retrospective" method upon adoption of ASC 842, which permitted application of the new standard on the adoption date as opposed to the earliest comparative period presented in its financial statements.
On January 1, 2018, we adopted ASU 2017-05, “Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets” (“ASU 2017-05"). As a result of the adoption of ASU 2017-05, we recorded a cumulative effect from change in accounting principle, which credited distributions in excess of cumulative net income by $22.3 million. This cumulative effect adjustment resulted from the 2013 transfer of a wholly-owned property to an entity in which it had a noncontrolling interest.
Results of Operations For The Year Ended December 31, 2019
General
Our financial results for the year ended December 31, 2019 have been significantly affected by the Merger, the transactions with NS, and various acquisitions, dispositions, and developments during the 2019 and 2018. Net income available to common stockholders for the year ended 2019 and 2018 was $150.4 million and $79.2 million, respectively. We detail below material changes in the components of net income available to common stockholders for the year ended 2019 compared to 2018.
See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations" from our 2018 Annual Report on Form 10-K for a comparison of 2018 to 2017 financial results.
Rental Property Revenues and Rental Property Operating Expenses
The following results include the performance of our Same Property portfolios. Our Same Property portfolios include office properties that have been fully operational in each of the comparable reporting periods. A fully operational property is one that has achieved 90% economic occupancy for each of the periods presented or has been substantially complete and owned by us for each of the periods presented. Same Property amounts for the 2019 versus 2018 comparison are from properties that were owned as of January 1, 2018 through December 31, 2019.
We use Net Operating Income ("NOI"), a non-GAAP financial measure, to measure the operating performance of our properties. NOI is also widely used by industry analysts and investors to evaluate performance. NOI, which is rental property revenues less rental property operating expenses, excludes certain components from net income in order to provide results that are more closely related to a property's results of operations. Certain items, such as interest expense, while included in net income, do not affect the operating performance of a real estate asset and are often incurred at the corporate level as opposed to the property level. As a result, we use only those income and expense items that are incurred at the property level to evaluate a property's performance. Depreciation, amortization, and termination fees are also excluded from NOI. Same Property NOI allows analysts, investors, and management to analyze continuing operations and evaluate the growth trend of our portfolio.

Rental property revenues, rental property operating expenses, and NOI changed between the 2019 and 2018 periods as follows (dollars in thousands):

	Year Ended December 31,
	2019	2018	$ Change	% Change
Rental Property Revenues
Same Property	$446,707	$403,434	$43,273	10.7%
Legacy TIER Properties	113,115	—	113,115	100.0%
Other Non-Same Property	68,929	59,967	8,962	14.9%
	$628,751	$463,401	$165,350	35.7%

Rental Property Operating Expenses
Same Property	$162,575	$156,174	$6,401	4.1%
Legacy TIER Properties	42,441	—	42,441	100.0%
Other Non-Same Property	17,130	8,504	8,626	101.4%
	$222,146	$164,678	$57,468	34.9%

Same Property NOI	$277,508	$270,293	$7,215	2.7%
Legacy TIER Property NOI	70,071	—	70,071	100.0%
Non-Same Property NOI	51,798	26,882	24,916	92.7%
Total NOI	$399,377	$297,175	$102,202	34.4%
Same property rental property revenues increased between 2019 and 2018 primarily as a result of termination fees recognized at Hearst Tower from tenants who terminated their leases in connection with the Truist lease, as well as higher occupancy at Northpark, Corporate Center, and Hayden Ferry. Same property rental property operating expenses increased between 2019 and 2018 primarily as a result of an increase in real estate taxes due to higher assessments of value, particularly in the Austin and Charlotte markets.
Revenues and expenses for Legacy TIER properties represent amounts recorded for the properties acquired in the Merger.
Revenues and expenses of Other Non-Same Property increased between 2019 and 2018 primarily as a result of the addition of 1200 Peachtree, which was acquired in the first quarter of 2019; Spring & 8th, whose final phase commenced operations in the fourth quarter of 2018; and Terminus, which was consolidated in the fourth quarter of 2019 when we purchased our partner's interest in TOH.
Fee Income
Fee income increased $18.4 million (182.7%) between 2019 and 2018 primarily driven by fee income related to the transactions with NS.
General and Administrative Expenses
General and administrative expenses increased $15.0 million (67.9%) between 2019 and 2018 primarily driven by long-term compensation expense increases as a result of fluctuations in our common stock price relative to our office peers included in the SNL US Office REIT Index.
Interest Expense
Interest expense, net of amounts capitalized, increased $14.5 million (36.9%) between 2019 and 2018 primarily due to interest incurred on the unsecured senior notes that were issued on June 19, 2019 in connection with the Merger, interest incurred on a mortgage loan assumed in the Merger, interest incurred on the mortgage loan assumed in purchase of our partner's interest in TOH, and an increase in the average outstanding balance on our credit facility.

Depreciation and Amortization
Depreciation and amortization changed between the 2019 and 2018 periods as follows (dollars in thousands):

	Year Ended December 31,
	2019	2018	$ Change	% Change
Depreciation and Amortization
Same Property	$175,333	$168,395	$6,938	4.1%
Legacy TIER Properties	55,192	—	55,192	100.0%
Other Non-Same Property	26,624	12,987	13,637	105.0%
Total Depreciation and Amortization	$257,149	$181,382	$75,767	41.8%
Same property depreciation and amortization increased between 2019 and 2018 primarily due to the acceleration of amortization of tenant improvements and in-place leases on tenants who terminated their leases at Hearst Tower in connection with the Truist lease, partially offset by the acceleration of amortization of tenant improvements and in-place leases on tenants who terminated their leases in early 2018.
Depreciation and amortization for Legacy TIER properties represent amounts recorded on the properties acquired in the Merger.
Depreciation and amortization of Other Non-Same Property increased between 2019 and 2018 primarily as a result of depreciation and amortization of 1200 Peachtree, which was acquired in the first quarter of 2019; Spring & 8th, whose final phase commenced operations in the fourth quarter of 2018; and Terminus, which was consolidated in the fourth quarter of 2019 when we purchased our partner's interest in TOH.
Acquisition and Related Costs
Included in acquisition and related costs in 2019 are the costs associated with the Merger. These costs included legal, accounting, and financial advisory fees as well as the cost of due diligence work and the costs of combining the operations of TIER with the Company.
Income from Unconsolidated Joint Ventures
Income from unconsolidated joint ventures consisted of the following in 2019 and 2018 (in thousands):

	Year Ended December 31,
	2019	2018	$ Change	% Change
Net operating income	$32,413	$28,888	$3,525	12.2%
Termination fee income	16	—	16	100.0%
Other income	148	2,899	(2,751)	(94.9)%
Depreciation and amortization	(14,158)	(13,078)	(1,080)	8.3%
Interest expense	(5,738)	(6,456)	718	(11.1)%
Net loss on sales	(15)	(29)	14	(48.3)%
Income from unconsolidated joint ventures	$12,666	$12,224	$442	3.6%
Net operating income and depreciation and amortization increased between 2019 and 2018 primarily due to the commencement of operations in the first quarter of 2019 of Dimensional Place, the office building owned by the DC Charlotte Plaza LLLP joint venture, offset by the purchase of our partner's interest in TOH and our consolidation of TOH in the fourth quarter of 2019. Interest expenses decreased between 2019 and 2018 due to the consolidation of TOH in the fourth quarter of 2019.
Gain on Investment Property Transactions
The gain on investment property transactions for the year ended December 31, 2019 include the sale of our air rights that covered eight acres in Downtown Atlanta as well as the gain on the acquisition of TOH achieved in stages. Gain on investment property transactions in 2018 related primarily to the gain on the sale of land at the North Point project.

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
The reconciliation of net income available to common stockholders to FFO is as follows for the years ended December 31, 2019 and 2018 (in thousands, except per share information):

	Year Ended December 31,
	2019	2018
Net Income Available to Common Stockholders	$150,418	$79,164
Depreciation and amortization of real estate assets:
Consolidated properties	255,349	179,510
Share of unconsolidated joint ventures	14,158	13,078
Partners' share of real estate depreciation	(521)	(302)
(Gain) loss on depreciated property transactions:
Consolidated properties	(92,578)	(4,925)
Share of unconsolidated joint ventures	15	29
Non-controlling interest related to unit holders	1,952	1,345
Funds From Operations	$328,793	$267,899
Per Common Share — Diluted:
Net Income Available	$1.17	$0.75
Funds From Operations	$2.53	$2.51
Weighted Average Shares — Diluted	129,831	106,868
Net Income and Net Operating Income
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

The following reconciles Net Income to Net Operating income for each of the periods presented (in thousands):

	Year Ended December 31,
	2019	2018
Net income	$152,683	$80,765
Fee income	(28,518)	(10,089)
Termination fee income	(7,228)	(1,548)
Other income	(246)	(1,722)
Reimbursed expenses	4,004	3,782
General and administrative expenses	37,007	22,040
Interest expense	53,963	39,430
Depreciation and amortization	257,149	181,382
Acquisition and transaction costs	52,881	248
Other expenses	1,109	556
Gain on extinguishment of debt	—	(8)
Income from unconsolidated joint ventures	(12,666)	(12,224)
Gain on sale of investment properties	(110,761)	(5,437)
Net Operating Income	$399,377	$297,175
Liquidity and Capital Resources
Our primary short-term and long-term liquidity needs include the following:

•	property and land acquisitions;

•	expenditures on development projects;

•	building improvements, tenant improvements, and leasing costs;

•	principal and interest payments on indebtedness; and

•	common stock dividends and distributions to outside unitholders of CPLP.
We may satisfy these needs with one or more of the following:

•	cash and cash equivalents on hand;

•	net cash from operations;

•	proceeds from the sale of assets;

•	borrowings under our credit facility;

•	proceeds from mortgage notes payable;

•	proceeds from construction loans;

•	proceeds from unsecured loans;

•	proceeds from offerings of equity securities; and

•	joint venture formations.
Financial Condition
A key component of our strategy is to maintain a conservative balance sheet with leverage and liquidity that enables us to be positioned for future growth. Our leverage metrics at December 31, 2019, which include net debt to EBITDA, net debt to undepreciated assets, and net debt to total market capitalization, were among the strongest within our sector of public office REITS. As of December 31, 2019, and we had $251.5 million outstanding under our credit facility with the ability to borrow an additional $748.5 million under our credit facility. We also had $17.6 million in cash, cash equivalents, and restricted cash on hand at December 31, 2019.

Contractual Obligations and Commitments
At December 31, 2019, we were subject to the following contractual obligations and commitments (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual Obligations:
Company debt:
Mortgage notes payable	$716,593	$38,699	$118,770	$332,242	$226,882
Unsecured Senior Notes	1,000,000	—	—	—	1,000,000
Interest commitments (1)	453,218	75,062	135,596	99,912	142,648
Unsecured term loan	250,000	—	250,000	—	—
Unsecured Credit Facility	251,500	—	—	251,500	—
Ground leases	225,210	3,637	12,355	5,435	203,783
Other operating leases	404	212	192	—	—
Total contractual obligations	$2,896,925	$117,610	$516,913	$689,089	$1,573,313
Commitments:
Unfunded development and tenant improvement commitments	$205,404	$205,404	$—	$—	$—
Performance bonds	1,102	1,076	26	—	—
Total commitments	$206,506	$206,480	$26	$—	$—

(1)	Interest on variable rate obligations is based on rates effective as of December 31, 2019.
In addition, we have several standing or renewable service contracts mainly related to the operation of our buildings. These contracts were entered into in the ordinary course of business and are generally one year or less. These contracts are not included in the above table and are usually reimbursed in whole or in part by tenants.
Debt Associated with the Merger
In connection with the Merger, we assumed and immediately repaid $679.0 million in unsecured variable rate debt of TIER with our credit facility. We also assumed the Legacy Union One mortgage note with a $66.0 million principal balance and a fixed interest rate of 4.24%. Subsequent to the Merger, we closed a $650 million private placement of unsecured senior notes which were issued in three tranches with maturities from eight to ten years and a weighted average fixed interest rate of 3.88%. Proceeds from the unsecured senior notes were used to repay amounts outstanding under the credit facility incurred in the Merger.
Other Mortgage Loan Information
In 2019, we purchased our partner's interest in TOH. With this transaction, we consolidated TOH and recorded the assets and liabilities as fair value, assuming the venture's mortgage notes. Terminus 100 has a $118.1 million mortgage note, which is due in 2023 and has a 5.25% fixed interest rate. Terminus 200 has a $76.1 million mortgage note, which is due in 2023 and has a 3.79% fixed interest rate.
In 2018, we repaid in full the $22.2 million The Pointe mortgage note, without penalty.
In February 2020, we prepaid in full the $23.0 million Meridian Mark Plaza mortgage note, without penalty.
Our existing mortgage debt is non-recourse, fixed-rate mortgage loans secured by various real estate assets. We expect to either refinance our non-recourse mortgage loans at maturity or repay the mortgage loans with other capital resources, including our credit facility, unsecured debt, non-recourse mortgages, construction loans, the sale of assets, joint venture equity, the issuance of common stock, the issuance of preferred stock, or the issuance of units of CPLP.
Credit Facility Information
We have a $1 billion senior unsecured line of credit (the "Credit Facility") that matures on January 3, 2023. The Credit Facility contains financial covenants that require, among other things, the maintenance of an unencumbered interest coverage ratio of at least 1.75; a fixed charge coverage ratio of at least 1.50; a secured leverage ratio of no more than 40%; and an overall leverage ratio of no more than 60%. The Credit Facility also contains customary representations and warranties and affirmative and negative covenants, as well as customary events of default. The amounts outstanding under the Credit Facility may be accelerated upon the occurrence of any events of default.
The interest rate applicable to the Credit Facility varies according to our leverage ratio, and may, at our election, be determined based on either (1) the current LIBOR plus a spread of between 1.05% and 1.45%, or (2) the greater of Bank of America's prime rate, the federal funds rate plus 0.50%, or the one-month LIBOR plus 1.0% (the "Base Rate"), plus a spread of between 0.10% or 0.45%, based on leverage.
At December 31, 2019, the Credit Facility's spread over LIBOR was 1.05%. The amount that we may draw under the Credit Facility is a defined calculation based on the Company's unencumbered assets and other factors. The total available borrowing capacity under the Credit Facility was $748.5 million at December 31, 2019.
Unsecured Senior Notes
At December 31, 2019, we had $1 billion in unsecured senior notes outstanding that were issued in five tranches with maturity dates that range from 2025 to 2029. The weighted average fixed interest rates on these notes is 3.91%.
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
Term Loan
We have a $250 million term loan that matures on December 2, 2021 (the "Term Loan"). The Term Loan contains financial covenants substantially consistent with those of the Credit Facility. The Term Loan bears interest at LIBOR plus a spread, based on our leverage ratio, as defined in the Term Loan.
Future Capital Requirements
To meet capital requirements for future investment activities over the long term, we intend to actively manage our portfolio of properties and strategically sell assets to exit our non-core holdings and reposition our portfolio of income-producing assets geographically. We expect to continue to utilize cash retained from operations as well third-party sources of capital such as indebtedness to fund future commitments as well as utilize construction facilities for some development assets, if available and under appropriate terms.
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
Cash Flows
We report and analyze our cash flows based on operating activities, investing activities, and financing activities. Cash, cash equivalents, and restricted cash totaled $17.6 million and $2.7 million at December 31, 2019 and 2018, respectively. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Cash Flows" from our 2018 Annual Report on Form 10-K for a discussion of the changes in cash flows between 2018 and 2017. The following table sets forth the changes in cash flows (in thousands):

	Year Ended December 31,		$ Change
	2019	2018
Net cash provided by operating activities	$303,177	$229,034	$74,143
Net cash used in investing activities	(357,424)	(284,484)	(72,940)
Net cash provided by (used in) financing activities	69,160	(147,600)	216,760
The reasons for significant increases and decreases in cash flows between the periods are as follows:
Cash Flows from Operating Activities. Cash provided by operating activities increased $74.1 million between the 2019 and 2018 periods primarily due to net cash received from operations of properties acquired in the Merger, completed during the second quarter of 2019, the commencement of operations at the second and final phase of Spring & 8th in the fourth quarter of 2018, and operations of 1200 Peachtree, which was acquired in the first quarter of 2019, offset by cash paid for Merger transaction costs.
Cash Flows from Investing Activities. Cash used in investing activities increased $72.9 million between the 2019 and 2018 periods primarily due to an increase in cash used for acquisitions and development due to the purchase of 1200 Peachtree, the purchase our partner's interest in Terminus Office Holdings LLC, and the development of new projects, offset by cash received in the Merger and cash received from the sale of land and air rights sales.
Cash Flows from Financing Activities. Cash flows from financing activities increased $216.8 million between the 2019 and 2018 periods primarily due to the increase in net borrowings during 2019, partially offset by an increase in dividends paid.
Capital Expenditures. We incur capital expenditures related to our real estate assets that include the acquisition of properties, the development of new properties, the redevelopment of existing or newly purchased properties, leasing costs for new or replacement tenants and ongoing property repairs and maintenance.
Capital expenditures for assets we develop or acquire and then hold and operate are included in the property acquisition, development, and tenant asset expenditures line item within investing activities on the statements of cash flows. Components of expenditures included in this line item for the years ended December 31, 2019 and 2018 are as follows (in thousands):

	2019	2018
Acquisition of properties	221,686	—
Projects under development	118,301	53,911
Operating properties—building improvements	27,970	20,027
Operating properties—leasing costs	91,726	65,164
Purchase of land held for investment	10,290	58,360
Capitalized interest	11,220	4,902
Capitalized salaries	6,331	3,168
Accrued capital expenditures adjustment	(4,891)	18,104
Total property acquisition, development and tenant asset expenditures	$482,633	$223,636
Capital expenditures increased $259.0 million between December 31, 2019 and 2018 primarily due to the purchase of 1200 Peachtree, the purchase of our partner's interest in Terminus Office Holdings LLC, increases in spending for projects under development, and increases in building improvements on existing properties. Leasing costs, as well as some of the tenant improvements and capitalized personnel costs, are a function of the number and size of executed new leases or renewals of existing leases. The amount of tenant improvements and leasing costs on a per square foot basis for 2019 and 2018 were as follows:

	2019	2018
New leases	$6.29	$9.48
Renewal leases	$6.24	$5.80
Expansion leases	$8.64	$8.66
The amounts of tenant improvement and leasing costs on a per square foot basis vary by lease and by market. During the first quarter of 2019, the Company executed a new full-building lease at 1200 Peachtree with NS that had lower than average tenant improvement and leasing costs.
Dividends. We paid common dividends of $142.9 million and $107.2 million in 2019 and 2018, respectively. We funded these dividends with cash provided by operating activities. We expect to fund our future quarterly common dividends with cash provided by operating activities, also using proceeds from investment property sales, distributions from unconsolidated joint ventures, and indebtedness, if necessary.
On a quarterly basis, we review the amount of our common dividend in light of current and projected future cash provided by operating activities and also consider the requirements needed to maintain our REIT status. In addition, we have certain covenants under our Credit Facility which could limit the amount of common dividends paid. In general, common dividends of any amount can be paid as long as leverage, as defined in our credit agreements, is less than 60% and we are not in default under our facility. Certain conditions also apply in which we can still pay common dividends if leverage is above that amount. We routinely monitor the status of our common dividend payments in light of the covenants of our credit agreements.

Effects of Inflation. We attempt to minimize the effects of inflation on income from operating properties by providing periodic fixed-rent increases and/or pass-through of certain operating expenses of properties to tenants or, in certain circumstances, rents tied to tenants’ sales.
Off Balance Sheet Arrangements
General. We have a number of off balance sheet joint ventures with varying structures, as described in note 8 to our consolidated financial statements. The joint ventures in which we have an interest are involved in the ownership and/or development of real estate. A venture will fund capital requirements or operational needs with cash from operations or financing proceeds. If additional capital is deemed necessary, a venture may request a contribution from the partners, and we will evaluate such request. Except as previously discussed, based on the nature of the activities conducted in these ventures, management cannot estimate with any degree of accuracy amounts that we may be required to fund in the short or long-term. However, management does not believe that additional funding of these ventures will have a material adverse effect on our financial condition or results of operations.
Debt. At December 31, 2019, our unconsolidated joint ventures had aggregate outstanding indebtedness to third parties of $165.0 million. This debt represents mortgage or construction loans, most of which are non-recourse to us. In addition, in certain instances, we provide “non-recourse carve-out guarantees” on these non-recourse loans. We guarantee 12.5% of the loan amount related to the Carolina Square construction loan, which has a lending capacity of $79.8 million, and $75.7 million outstanding as of December 31, 2019.

Item 7A.	Quantitative and Qualitative Disclosure about Market Risk
Our primary exposure to market risk results from our debt, which bears interest at both fixed and variable rates. We attempt to mitigate this risk by limiting our debt exposure in total and our maturities in any one year and weighting more towards fixed-rate debt in our portfolio. The fixed rate debt obligations limit the risk of fluctuating interest rates. At December 31, 2019, we had $1.7 billion of fixed rate debt outstanding at a weighted average interest rate of 3.97%. At December 31, 2018, we had $817.4 million of fixed rate debt outstanding at a weighted average interest rate of 3.86%. The amount of fixed-rate debt outstanding increased from 2018 to 2019 primarily due to the 2019 fundings of three tranches of senior unsecured notes for a total of $650 million, the assumption of the $66 million Legacy Union One mortgage note in the Merger with TIER, and the assumption of the $195 million mortgage notes when we purchased our partner's interest in TOH.
At December 31, 2019, we had $501.5 million of variable rate debt outstanding, which consisted of the Credit Facility with $251.5 million outstanding at an interest rate of 2.81% and the $250.0 million Term Loan with an interest rate of 2.96%. As of December 31, 2018, we had $250.0 million of variable rate debt outstanding, which consisted of the $250.0 million Term Loan with an interest rate of 3.70%. Based on our average variable rate debt balances in 2019, interest incurred would have increased by $3.9 million in 2019 if these interest rates had been 1% higher.
The information presented above should be read in conjunction with note 11 of notes to consolidated financial statements included in this Annual Report on Form 10-K. We did not have a significant level of notes receivable at December 31, 2019.

Item 8.	Financial Statements and Supplementary Data
The consolidated financial statements, notes to consolidated financial statements, and report of independent registered public accounting firm are included on pages F-1 through F-33.
The following selected quarterly financial information (unaudited) for the years ended December 31, 2019 and 2018 should be read in conjunction with the consolidated financial statements and notes thereto included herein (in thousands, except per share amounts):

	Quarters
	First	Second	Third	Fourth
2019	(Unaudited)
Revenues	$132,733	$142,020	$188,323	$194,439
Income from unconsolidated joint ventures	2,904	3,634	3,241	2,887
Gain (loss) on investment property transactions	13,111	1,304	(27)	96,373
Net income	36,005	(22,582)	20,692	118,568
Net income available to common stockholders	35,341	(22,409)	20,374	117,112
Basic and diluted net income per common share	$0.34	$(0.20)	$0.14	$0.80

	Quarters
	First	Second	Third	Fourth
2018	(Unaudited)
Revenues	$117,202	$116,628	$118,706	$122,676
Income from unconsolidated joint ventures	2,885	5,036	2,252	2,051
Gain (loss) on investment property transactions	(372)	5,317	(33)	525
Net income	16,406	21,749	19,859	22,751
Net income available to common stockholders	16,043	21,276	19,485	22,360
Basic and diluted net income per common share	$0.15	$0.20	$0.19	$0.21
Other financial statements and financial statement schedules required under Regulation S-X are filed pursuant to Item 15 of Part IV of this report.
During 2019, our quarterly results varied primarily as a result of the Merger with TIER, transactions with NS, acquisition of our partner's interest in TOH, as well as sales of assets. During 2018, our quarterly results varied as a result of the timing of the sales of assets, which generated gains within quarters of each year. Gains (losses) from sales of assets and investment property transactions were recorded within gain (loss) on investment property transactions and income from unconsolidated joint ventures.

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
Management, under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. The framework on which the assessment was based is described in “Internal Control – Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, we concluded that we maintained effective internal control over financial reporting as of December 31, 2019. Deloitte & Touche LLP, our independent registered public accounting firm, issued an opinion on the effectiveness of our internal control over financial reporting as of December 31, 2019, which follows this report of management.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of Cousins Properties Incorporated

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Cousins Properties Incorporated and subsidiaries (the "Company") as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated February 5, 2020, expressed an unqualified opinion on those consolidated financial statements.

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
February 5, 2020

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by Items 401, 405, 406, and 407 of Regulation S-K is presented in item X in part I above and is included under the captions “Proposal 1 - Election of Directors” and “Delinquent Section 16(a) Reports” in the Proxy Statement relating to the 2020 Annual Meeting of the Registrant’s Stockholders, and is incorporated herein by reference. The Company has a Code of Business Conduct and Ethics (the “Code”) applicable to its Board of Directors and all of its employees. The Code is publicly available on the “Investor Relations” page of its website site at www.cousins.com. Section 1 of the Code applies to the Company’s senior executive and financial officers and is a “code of ethics” as defined by applicable SEC rules and regulations. If the Company makes any amendments to the Code other than technical, administrative or other non-substantive amendments, or grants any waivers, including implicit waivers, from a provision of the Code to the Company’s senior executive or financial officers, the Company will disclose on its website the nature of the amendment or waiver, its effective date and to whom it applies.

Item 11.	Executive Compensation
The information required by Items 402 and 407 of Regulation S-K is included under the captions “Executive Compensation” “Director Compensation” and "Compensation Committee Interlocks and Insider Participation" in the Proxy Statement relating to the 2020 Annual Meeting of the Registrant’s Stockholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information under the captions “Beneficial Ownership of Common Stock” and "Equity Compensation Plan Information" in the Proxy Statement relating to the 2020 Annual Meeting of the Registrant’s Stockholders is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information under the caption “Certain Transactions” and “Director Independence” in the Proxy Statement relating to the 2020 Annual Meeting of the Registrant’s Stockholders is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
The information under the caption “Summary of Fees to Independent Registered Public Accounting Firm” in the Proxy Statement relating to the 2020 Annual Meeting of the Registrant’s Stockholders has fee information for fiscal years 2019 and 2018 and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules

(a)	1. Financial Statements

A.	The following consolidated financial statements of the Registrant, together with the applicable report of independent registered public accounting firm, are filed as a part of this report:

2.	Financial Statement Schedule
The following financial statement schedule for the Registrant is filed as a part of this report:

Page Number
A. Schedule III—Real Estate and Accumulated Depreciation—December 31, 2019	S-1 through S-4
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

4.1
Master Purchase Agreement, dated as of April 19, 2017, by and among the Registrant, Cousins Properties LP, and the purchasers of certain unsecured senior notes (the "Master Note Purchase Agreement"), filed as exhibit 4.1 to the Registrant's 10-Q filed on July 24, 2019, and incorporated herein by reference.

4.2
Cousins Properties Incorporated, Cousins Properties LP, First Supplement to Master Note Purchase Agreement, dated as of June 12, 2019, filed as Exhibit 4.2 to the Registrant’s 10-Q filed on July 24, 2019, and incorporated herein by reference.

4.3
Guaranty Agreement, dated as of April 19, 2017 (as amended, modified, or supplemented from time to time, the "Guaranty Agreement") incorporated by reference to Exhibit A of Exhibit 4.1 above, filed as Exhibit 4.1 above, filed as Exhibit 4.3 to the Registrant's 10-Q filed on July 24, 2019, and incorporated herein by reference.

4.4
Form of Senior Unsecured Notes incorporated by reference to Schedule 1-A and 1-B of Exhibit 4.1 above, filed as Exhibit 4.4 to the Registrant's 10-Q filed on July 24, 2019, and incorporated herein by reference.

4.5
Form of Senior Unsecured Notes incorporated by reference to Schedule 1-A, 1-B, and 1-C of Exhibit 4.2 above, filed as Exhibit 4.5 to the Registrant's 10-Q filed on Jul 24, 2019, and incorporated herein by reference.

4.6†	Description of Registrant's Securities.

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

10(a)(xxxiv)*
Cousins Properties Incorporated 2005 Restricted Stock Unit Plan — Form of Restricted Stock Unit Certificate for 2018-2021 Performance Period, filed as Exhibit 10(a)(xxxiv) to the Registrant's Form 10-K for the year ended December 31, 2018, and incorporated herein by reference.

10(a)(xxxv)*
Cousins Properties Incorporated 2005 Restricted Stock Unit Plan — Form of Restricted Stock Unit Certificate for 2018-2021 Performance Period, filed as Exhibit 10(a)(xxxv) to the Registrant's Form 10-K for the year ended December 31, 2018, and incorporated herein by reference.

10(a)(xxxvi)*
Cousins Properties Incorporated 2009 Incentive Stock Plan — Form of Stock Grant Certificate, filed as Exhibit 10(a)(xxxvi) to the Registrant's Form 10-K for the year ended December 31, 2018, and incorporated herein by reference.

10(a)(xxxvii)*†	Cousins Properties Incorporated 2019 Omnibus Incentive Stock Plan -- Restricted Stock Unit Award Agreement

10(a)(xxxviii)*†	Cousins Properties Incorporated 2019 Omnibus Incentive Stock Plan — Restricted Stock Unit Certificate for 2020-2022 Performance Period.

10(a)(xxxix)*†	Cousins Properties Incorporated 2019 Omnibus Incentive Stock Plan — Stock Grant Certificate.

10(b)	Form of Indemnification Agreement, filed as Exhibit 10.1 to the Registrant’s Form 8-K dated June 18, 2007, and incorporated herein by reference.

10(c)	Agreement of Limited Partnership of Cousins Properties LP., filed as Exhibit 10.1 to the Registrant's Current Form on Form 8-K filed on October 7, 2016, and incorporated herein by reference.

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

104†	Cover Page Interactive Data File.

*	Indicates a management contract or compensatory plan or arrangement.

†	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cousins Properties Incorporated (Registrant)
Dated:	February 5, 2020
		BY:	/s/ Gregg D. Adzema
Gregg D. Adzema
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Capacity	Date
/s/ M. Colin Connolly	Chief Executive Officer, President, and Director	February 5, 2020
M. Colin Connolly	(Principal Executive Officer)

/s/ Gregg D. Adzema	Executive Vice President and Chief Financial Officer	February 5, 2020
Gregg D. Adzema	(Principal Financial Officer)

/s/ John D. Harris, Jr.	Senior Vice President, Chief Accounting Officer,	February 5, 2020
John D. Harris, Jr.	Treasurer, and Assistant Secretary (Principal Accounting Officer)

/s/ Lawrence L. Gellerstedt III	Executive Chairman of the Board	February 5, 2020
Lawrence L. Gellerstedt III

/s/ Charles T. Cannada	Director	February 5, 2020
Charles T. Cannada

/s/ Robert M. Chapman	Director	February 5, 2020
Robert M. Chapman

/s/ Scott W. Fordham	Director	February 5, 2020
Scott W. Fordham

/s/ Lillian C. Giornelli	Director	February 5, 2020
Lillian C. Giornelli

/s/ S. Taylor Glover	Lead Independent Director	February 5, 2020
S. Taylor Glover

/s/ R. Kent Griffin	Director	February 5, 2020
R. Kent Griffin

/s/ Donna W. Hyland	Director	February 5, 2020
Donna W. Hyland

/s/ R. Dary Stone	Director	February 5, 2020
R. Dary Stone

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of
Cousins Properties Incorporated

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Cousins Properties Incorporated and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and the financial statement schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 5, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Operating Properties and Investments in Unconsolidated Joint Ventures - Impairment - Refer to Notes 2 and 8 to the financial statements
Critical Audit Matter Description
The Company’s operating properties and investments in unconsolidated joint ventures are evaluated for potential impairment on a quarterly basis or whenever events or changes in circumstances indicate that an operating property’s carrying amount may not be recoverable, or an investment in an unconsolidated joint venture may be other than temporarily impaired. As part of the Company’s quarterly impairment indicator analysis, management considers numerous potential indicators of impairment of operating properties, including operating properties held by unconsolidated joint ventures. These indicators could include a decline in a property’s leasing percentage, a current period operating loss or negative cash flows combined with a history of losses at the property, a decline in lease rates for that property or others in the property's market, a significant change in the market value of the property, or an adverse change in the financial conditions of significant tenants at the property. As of December 31, 2019, the carrying value of the Company’s operating properties totaled $5.7 billion and the carrying value of its investments in unconsolidated joint ventures, net of certain negative balances included in deferred income on the consolidated balance sheet, totaled $114.2 million.
The identification of impairment indicators for operating properties and investments in unconsolidated joint ventures requires management to make significant judgments with respect to the operating properties and market conditions. Given the subjectivity in identifying those events and changes in circumstances, the audit procedures involve especially subjective judgment and an increased extent of effort.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to our evaluation of the Company’s determination of the presence of impairment indicators at operating properties and investments in unconsolidated joint ventures included the following, among others:

◦	We tested the effectiveness of controls over the quarterly impairment indicator analysis for operating properties and investments in unconsolidated joint ventures.

◦	We tested the completeness and accuracy of management’s impairment analysis by:

•	Evaluating whether all operating properties and investments in joint ventures are included in the impairment analysis.

•	Evaluating management's process for identifying impairment indicators at operating properties and operating properties within unconsolidated joint ventures.

•	Developing an independent expectation of potential impairment indicators and compared such expectations to those included in the impairment analysis.
Transactions with Norfolk Southern Railway Company - Refer to Note 4 to the financial statements
Critical Audit Matter Description
On March 1, 2019, the Company entered into a series of agreements and executed related transactions with Norfolk Southern Railway Company (“NS”) including the sale of land to NS, the execution of development and consulting agreements, and the acquisition of a building from NS (“1200 Peachtree”) subject to a three-year market rate lease with NS. The Company determined that all contracts and transactions associated with NS should be combined for accounting purposes and that the amounts exchanged under the combined contracts should be allocated to the various components of the overall transaction at fair value or market value. The consideration related to the various services provided to NS (which totaled $52.3 million) included non-cash consideration of the $10.3 million discount on the purchase of 1200 Peachtree and cash consideration of $5 million from the land sale contract (the difference between the fair value and the contract value.) Since all of the agreements and contracts above were executed for the purpose of delivering and constructing a corporate headquarters for NS and all of the services and deliverables are highly interdependent, the Company determined that the services represent a single performance obligation. The acquisition date fair value of 1200 Peachtree was $92.3 million and the revenue recognized related to the services provided to NS during the year ended December 31, 2019 was $21.4 million.
Given the complexities associated with the accounting for the transactions with NS, and the related management judgments, including combining the contracts for accounting purposes, allocating the amounts exchanged under the combined contracts to the various components, and including the $10.3 million discount on 1200 Peachtree as non-cash consideration for services provided to NS, performing the audit procedures to evaluate the transactions with NS involved a high degree of auditor judgment and an increased extent of effort.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to our evaluation of the Company’s accounting for the transactions with NS included the following, among others:

◦
We tested the effectiveness of controls over the Company’s accounting analysis for the NS contracts, including combining the contracts for accounting purposes, allocating the amounts exchanged under the combined contracts to the various components, and including the $10.3 million discount on 1200 Peachtree as non-cash consideration for services provided to NS.

◦
With the assistance of professionals in our firm having expertise in the revenue and lease accounting, we evaluated management’s conclusions related to the transactions with NS in accordance with the applicable accounting standards.

◦
With the assistance of our fair value specialists, we assessed the reasonableness of the valuation assumptions, including the discount and capitalization rates, used to determine the fair value of 1200 Peachtree.

Merger with TIER REIT Inc. - Refer to Notes 2 and 3 to the financial statements
Critical Audit Matter Description
On June 14, 2019, TIER REIT, Inc. (“TIER”) merged with and in to a subsidiary of the Company (the “Merger”). Each share of TIER common stock issued and outstanding immediately prior to the Merger, was converted into 2.98 newly issued, pre-reverse split shares of the Company’s common stock with fractional shares being settled in cash. In the Merger, former TIER common stockholders received approximately 166 million pre-reverse split shares of common stock of the Company. The Merger has been accounted for as a business combination with the Company as the accounting acquirer, which requires, among other things, that the assets acquired and liabilities assumed be recognized at their acquisition date fair value. The total purchase price for the Merger was $1.6 billion, which included real estate assets, net of intangible liabilities, of $2.2 billion.
A key accounting judgment in evaluating the Merger transaction is the conclusion to account for the transaction as a business combination. Given the complexity of evaluating the applicable accounting guidance, this aspect of the accounting for the Merger required especially subjective auditor judgment and an increased extent of effort.

Additionally, the real estate assets were recorded at their fair market values based on the purchase price allocations prepared by management (who engaged a third-party valuation specialist). The determination of fair value of each real estate asset acquired and liability assumed by management requires judgment and is based on estimated cash flow projections that utilize available market information, including discount rates and capitalization rates. Performing audit procedures to evaluate the reasonableness of such assumptions required a high degree of auditor judgment and an increased extent of effort, including the need to involve internal fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to our evaluation of the Company’s accounting for the Merger and the relative fair value of the real estate assets acquired and liabilities assumed in the Merger included the following, among others:

◦
We tested the effectiveness of the Company’s controls over the accounting for the Merger which included testing of management’s controls related to the conclusion to account for the Merger as a business combination and related to the purchase price allocation, including management’s engagement and supervision of a third-party valuation specialist to assist with valuing the real estate assets acquired and liabilities assumed in the Merger.

◦	With the assistance of professionals in our firm having expertise in the accounting for business combinations, we evaluated management’s conclusion to account for the Merger as a business combination.

◦
With the assistance of our fair value specialists, we assessed the reasonableness of the valuation assumptions utilized by management, specifically the discount and capitalization rates, in the fair value analysis.

/s/ Deloitte & Touche LLP
Atlanta, Georgia
February 5, 2020
We have served as the Company's auditor since 2002.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands, except share and per share amounts)

	December 31,
	2019	2018
Assets:
Real estate assets:
Operating properties, net of accumulated depreciation of $577,139 and $421,495 in 2019 and 2018, respectively	$5,669,324	$3,603,011
Projects under development	410,097	24,217
Land	116,860	72,563
	6,196,281	3,699,791

Real estate assets and other assets held for sale, net of accumulated depreciation and amortization of $61,093 in 2019	360,582	—
Cash and cash equivalents	15,603	2,547
Restricted cash	2,005	148
Notes and accounts receivable	23,680	13,821
Deferred rents receivable	102,314	83,116
Investment in unconsolidated joint ventures	133,884	161,907
Intangible assets, net	257,649	145,883
Other assets	59,449	39,083
Total assets	$7,151,447	$4,146,296
Liabilities:
Notes payable	$2,222,975	$1,062,570
Accounts payable and accrued expenses	209,904	110,159
Deferred income	52,269	41,266
Intangible liabilities, net of accumulated amortization of $55,798 and $42,473 in 2019 and 2018, respectively	83,105	56,941
Other liabilities	134,128	54,204
Liabilities of real estate assets held for sale, net of accumulated amortization of $7,771 in 2019	21,231	—
Total liabilities	2,723,612	1,325,140
Commitments and contingencies
Equity:
Stockholders' investment:
Preferred stock, $1 par value, 20,000,000 shares authorized, 1,716,837 shares issued and outstanding in 2019 and 2018	1,717	1,717
Common stock, $1 par value, 300,000,000 and 175,000,000 shares authorized in 2019 and 2018, respectively, and 149,347,382 and 107,681,130 shares issued in 2019 and 2018, respectively	149,347	107,681
Additional paid-in capital	5,493,883	3,934,385
Treasury stock at cost, 2,584,933 shares in 2019 and 2018	(148,473)	(148,473)
Distributions in excess of cumulative net income	(1,137,200)	(1,129,445)
Total stockholders' investment	4,359,274	2,765,865
Nonredeemable noncontrolling interests	68,561	55,291
Total equity	4,427,835	2,821,156
Total liabilities and equity	$7,151,447	$4,146,296

See notes to consolidated financial statements.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share amounts)

	Year Ended December 31,
	2019	2018	2017
Revenues:
Rental property revenues	$628,751	$463,401	$455,305
Fee income	28,518	10,089	8,632
Other	246	1,722	2,248
	657,515	475,212	466,185
Expenses:
Rental property operating expenses	222,146	164,678	163,882
Reimbursed expenses	4,004	3,782	3,527
General and administrative expenses	37,007	22,040	27,523
Interest expense	53,963	39,430	33,524
Depreciation and amortization	257,149	181,382	196,745
Transaction costs	52,881	248	1,661
Other	1,109	556	1,796
	628,259	412,116	428,658
Income from unconsolidated joint ventures	12,666	12,224	47,115
Gain on investment property transactions	110,761	5,437	133,059
Gain on extinguishment of debt	—	8	2,258
Net income	152,683	80,765	219,959
Net income attributable to noncontrolling interests	(2,265)	(1,601)	(3,684)
Net income available to common stockholders	$150,418	$79,164	$216,275

Net income per common share — basic and diluted	$1.17	$0.75	$2.08
Weighted average shares — basic	128,060	105,076	103,902
Weighted average shares — diluted	129,831	106,868	105,824
Dividends declared per common share	$1.16	$1.04	$1.20

See notes to consolidated financial statements.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except per share data)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Treasury Stock	Distributions in Excess of Cumulative Net Income	Stockholders’ Investment	Nonredeemable Noncontrolling Interests	Total Equity
Balance December 31, 2016	$1,717	$100,936	$3,715,391	$(148,373)	$(1,214,114)	$2,455,557	$58,683	$2,514,240

Net income	—	—	—	—	216,275	216,275	3,684	219,959
Common stock offering, net of issuance costs	—	6,250	205,524	—	—	211,774	—	211,774
Common stock issuance pursuant to stock based compensation	—	100	24	—	—	124	—	124
Spin-off of Parkway, Inc.	—	—	—	—	545	545	—	545
Common stock redemption by unit holders	—	301	9,767	—	—	10,068	(10,068)	—
Amortization of stock options and restricted stock, net of forfeitures	—	—	1,983	—	—	1,983	—	1,983
Contributions from nonredeemable noncontrolling interests	—	—	—	—	—	—	2,646	2,646
Distributions to nonredeemable noncontrolling interests	—	—	—	—	—	—	(1,807)	(1,807)
Common dividends ($1.20 per share)	—	—	—	—	(124,353)	(124,353)	—	(124,353)
Balance December 31, 2017	1,717	107,587	3,932,689	(148,373)	(1,121,647)	2,771,973	53,138	2,825,111

Net income	—	—	—	—	79,164	79,164	1,601	80,765
Common stock issued pursuant to stock based -- compensation	—	99	(566)	(100)	—	(567)	—	(567)
Cumulative effect of change in accounting principle	—	—	—	—	22,329	22,329	—	22,329
Amortization of stock options and restricted stock, net of forfeitures	—	(5)	2,262	—	—	2,257	—	2,257
Contributions from nonredeemable noncontrolling interest	—	—	—	—	—	—	3,205	3,205
Distributions to nonredeemable noncontrolling interest	—	—	—	—	—	—	(2,653)	(2,653)
Common dividends ($1.04 per share)	—	—	—	—	(109,291)	(109,291)	—	(109,291)
Balance December 31, 2018	1,717	107,681	3,934,385	(148,473)	(1,129,445)	2,765,865	55,291	2,821,156

Net income	—	—	—	—	150,418	150,418	2,265	152,683
Common stock issued in merger	—	41,576	1,556,613	—	—	1,598,189	—	1,598,189
Common stock issued pursuant to stock based compensation	—	91	416	—	—	507	—	507
Amortization of stock options and restricted stock, net of forfeitures	—	(1)	2,469	—	—	2,468	—	2,468
Nonredeemable noncontrolling interests acquired in merger	—	—	—	—	—	—	5,329	5,329
Contributions from nonredeemable noncontrolling interests	—	—	—	—	—	—	8,087	8,087
Distributions to nonredeemable noncontrolling interests	—	—	—	—	—	—	(2,411)	(2,411)
Common dividends ($1.16 per share)	—	—	—	—	(158,173)	(158,173)	—	(158,173)
Balance December 31, 2019	$1,717	$149,347	$5,493,883	$(148,473)	$(1,137,200)	$4,359,274	$68,561	$4,427,835

See notes to consolidated financial statements.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)

	Year Ended December 31,
	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$152,683	$80,765	$219,959
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on investment property transactions	(110,761)	(5,437)	(133,059)
Depreciation and amortization	257,149	181,382	196,745
Amortization of deferred financing costs and premium on notes payable	1,500	2,417	(2,139)
Stock-based compensation expense, net of forfeitures	3,830	3,399	2,994
Effect of non-cash adjustments to rental revenues	(44,839)	(32,401)	(40,410)
Income from unconsolidated joint ventures	(12,666)	(12,224)	(47,115)
Operating distributions from unconsolidated joint ventures	11,792	16,756	11,065
Gain on extinguishment of debt	—	(8)	(2,258)
Changes in other operating assets and liabilities:
Change in other receivables and other assets, net	(10,079)	(6,049)	11,456
Change in operating liabilities, net	54,568	434	(5,589)
Net cash provided by operating activities	303,177	229,034	211,649
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from investment property sales	62,667	372	370,944
Proceeds from sale of interest in unconsolidated joint venture	—	—	12,514
Property acquisition, development, and tenant asset expenditures	(482,633)	(223,636)	(319,975)
Cash and restricted cash acquired in merger	85,989	—	—
Purchase of tenant-in-common interest	—	—	(13,382)
Investment in unconsolidated joint ventures	(23,361)	(50,933)	(20,080)
Distributions from unconsolidated joint ventures	10	2,032	75,506
Change in notes receivable and other assets	(96)	(8,317)	6,583
Other	—	(4,002)	—
Net cash provided by (used in) investing activities	(357,424)	(284,484)	112,110
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facility	1,212,000	8,000	589,300
Repayment of credit facility	(960,500)	(8,000)	(723,300)
Repayment of notes payable	(691,179)	(31,402)	(495,913)
Issuance of unsecured senior notes	650,000	—	350,000
Payment of deferred financing costs	(2,868)	(6,166)	(2,074)
Common stock issued, net of expenses	—	—	211,521
Contributions from noncontrolling interests	8,087	1,497	2,646
Distributions to nonredeemable noncontrolling interests	(2,411)	(2,653)	(1,807)
Common dividends paid	(142,941)	(107,167)	(99,151)
Other	(1,028)	(1,709)	(557)
Net cash provided by (used in) financing activities	69,160	(147,600)	(169,335)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	14,913	(203,050)	154,424
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	2,695	205,745	51,321
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$17,608	$2,695	$205,745
See notes to consolidated financial statements.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
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
Cousins, CPLP, CTRS, and their subsidiaries (collectively, the “Company”) develop, acquire, lease, manage, and own primarily Class A office properties and opportunistic mixed-use developments in the Sunbelt markets of the United States with a focus on Georgia, Texas, North Carolina, Arizona, and Florida. Cousins has elected to be taxed as a REIT and intends to, among other things, distribute at least 100% of its net taxable income to stockholders, thereby eliminating any liability for federal income taxes under current law. Therefore, the results included herein do not include a federal income tax provision for Cousins. As of December 31, 2019, the Company’s portfolio of real estate assets consisted of interests in 21.5 million square feet of office space and 310,000 square feet of mixed-use space.
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
On June 14, 2019, the Company restated and amended its articles of incorporation to effect a reverse stock split of the issued and outstanding shares of its common and preferred stock pursuant to which (1) each four shares of the Company's issued and outstanding common stock were combined into one share of the Company's common or preferred stock, respectively, and (2) the authorized number of the Company's common stock was proportionally reduced to 175 million shares. Fractional shares of common stock resulting from the reverse stock split were settled in cash. Preferred stock was redeemed with each four shares combined into one share; fractional shares of preferred stock were redeemed without payout. Immediately thereafter, the Company further amended its articles of incorporation to increase the number of authorized shares of its common stock from 175 million to 300 million shares. All shares of common stock, stock options, restricted stock units, and per share information presented in the consolidated financial statements have been adjusted to reflect the reverse stock split on a retroactive basis for all periods presented.
For the three years ended December 31, 2019, there were no items of other comprehensive income. Therefore, the Company did not present comprehensive income. Additionally, certain subtotals within the consolidated statements of operations for the years ended December 31, 2018 and 2017 were removed to conform to the current period presentation.
On January 1, 2019, the Company began recording lease termination fees in rental property revenues on the consolidated statements of operations as a result of the adoption of Accounting Standards Update ("ASU") 2016-02, "Leases," ("ASC 842"). The prior period amounts, which were included in other revenues, were reclassified to conform to the current period presentation.
The Company evaluates all partnerships, joint ventures, and other arrangements with variable interests to determine if the entity or arrangement qualifies as a variable interest entity (“VIE”), as defined in the Codification. If the entity or arrangement qualifies as a VIE and the Company is determined to be the primary beneficiary, the Company is required to consolidate the assets, liabilities, and results of operations of the VIE. As of December 31, 2019 the Company did not have any partnerships, joint ventures, or other arrangements with variable interests that qualified as a VIE.
Recently Issued Accounting Standards: On January 1, 2019, the Company adopted ASC 842, which amended the previous standard for lease accounting by requiring lessees to record most leases on their balance sheets and by making targeted changes to lessor accounting and reporting. The new standard requires lessees to record a right-of-use asset and a lease liability for leases and classify such leases as either finance or operating leases based on the principle of whether the lease is effectively a financed purchase of the leased asset by the lessee. The classification of the leases determines whether the lease expense is recognized based on an effective interest method (finance leases) or on a straight-line basis over the term of the lease (operating leases). The new standard also revised the treatment of indirect leasing costs and permits the capitalization and amortization of direct leasing costs only. For the years ended December 31, 2018 and 2017, the Company capitalized $3.8 million and $3.0 million of indirect leasing costs, respectively.

The Company adopted the following optional practical expedients provided in ASC 842:
•no reassessment of any expired or existing contracts to determine if they contain a lease;
•no reassessment of initial direct costs for any existing leases;
•no recognition of right-of-use assets and lease liabilities for leases with a term of one year or less;

•	no separate classification and disclosure of non-lease components of revenue in lease contracts from the related lease components provided certain conditions are met; and

•	no reassessment of the lease classification.
For those leases where the Company was the lessee, specifically ground leases, the adoption of ASC 842 required the Company to record a right-of-use asset and a lease liability in the amount of $56.3 million on the condensed consolidated balance sheet. In calculating the right of use asset and lease liability, the Company used a weighted average discount rate of 4.49%, which represented the Company's incremental borrowing rate related to the ground lease assets as of January 1, 2019. Ground leases executed before the adoption of ASC 842 are accounted for as operating leases and did not result in a materially different ground lease expense. However, most ground leases executed after the adoption of ASC 842 are expected to be accounted for as finance leases, which will result in ground lease expense being recorded using the effective interest method instead of the straight-line method over the term of the lease, resulting in higher expense associated with the ground lease in the earlier years of a ground lease when compared to the straight line method. The Company used the "modified retrospective" method upon adoption of ASC 842, which permitted application of the new standard on the adoption date as opposed to the earliest comparative period presented in its financial statements. For additional disclosures, see note 6 "Leases" and note 14 "Revenue Recognition"
On January 1, 2018, the Company adopted ASU 2017-05, “Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets” (“ASU 2017-05"). As a result of the adoption of ASU 2017-05, the Company recorded a cumulative effect from change in accounting principle, which credited distributions in excess of cumulative net income by $22.3 million. This cumulative effect adjustment resulted from the 2013 transfer of a wholly-owned property to an entity in which it had a noncontrolling interest.

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
Through December 31, 2018, the Company capitalized direct and indirect leasing costs related to leases that are probable of being executed. These costs included commissions paid to outside brokers, legal costs incurred to negotiate and document a lease agreement, and internal costs that are based on time spent by leasing personnel on successful leases. The Company allocated these costs to individual tenant leases and amortized them over the related lease term. Beginning January 1, 2019, in connection with the implementation of ASC 842, the Company only capitalizes direct costs of a lease, which would not have been incurred if the lease had not been obtained. These costs generally would include commissions paid to employees or third parties and any other costs incremental to executing a lease that would not have otherwise been incurred.
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

Acquisition of Real Estate Assets: The Company evaluates all real estate acquisitions to determine if the transactions qualify as an acquisition of assets or of a business within the framework of ASU 2017-01 and guidance in ASC 805. If the Company determines that substantially all of the fair value is concentrated in a single identifiable asset or group of similar assets, the Company will account for the acquisition as an acquisition of assets and not a business. If the Company determines that there is no single or group of assets that make up substantially all of the fair value of assets acquired, the Company must determine whether the acquired set of assets includes an input and substantial processes which create an output. Based on the facts of the transactions and guidance in ASC 805, if the Company determines that an input and substantial processes that create an output are present, the Company will account for the acquisition as an acquisition of a business.
For acquisitions that are accounted for as an acquisition of an asset, the Company records the acquired tangible and intangible assets and assumed liabilities based on each asset and liability's relative fair value at the acquisition date to the total purchase price plus capitalized acquisition costs. For acquisitions that are accounted for as an acquisition of a business, the Company records the acquired tangible and intangible assets and assumed liabilities at fair value at the acquisition date. The acquired assets and assumed liabilities for an operating property acquisition generally include but are not limited to: land, buildings and improvements, and identified tangible and intangible assets and liabilities associated with in-place leases, including leasing costs, value of above-market and below-market tenant leases, value of above-market and below-market ground leases, acquired in-place lease values, and tenant relationships, if any.
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
Depreciation and Amortization: Real estate assets are stated at depreciated cost less impairment losses, if any. Buildings are depreciated over their estimated useful lives, which range generally from 30 to 42 years. The life of a particular building depends upon a number of factors including whether the building was developed or acquired and the condition of the building upon acquisition. Furniture, fixtures, and equipment are depreciated over their estimated useful lives of three to five years. Tenant improvements, leasing costs, and leasehold improvements are amortized over the term of the applicable leases or the estimated useful life of the assets, whichever is shorter. The Company accelerates the depreciation of tenant assets if it estimates that the lease term will end prior to the termination date. This acceleration may occur if a tenant files for bankruptcy, vacates its premises, or defaults in another manner on its lease. Deferred expenses are amortized over the period of estimated benefit. The Company uses the straight-line method for all depreciation and amortization.
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
Noncontrolling Interest
The Company consolidates CPLP and certain joint ventures in which it owns a controlling interest. In cases where the entity’s documents do not contain a required redemption clause, the Company records the partner’s share of the entity in the equity section of the balance sheets in nonredeemable noncontrolling interests. In cases where the entity’s documents contain a provision requiring the Company to purchase the partner’s share of the venture at a certain value upon demand or at a future date, if any, the Company records the partner’s share of the entity in redeemable noncontrolling interests on the balance sheets. The outside partners' interests in CPLP are redeemable into shares of cash or common stock of the Company at the Company's sole discretion. Therefore, noncontrolling interests associated with CPLP are considered nonredeemable noncontrolling interests. The noncontrolling partners' share of all consolidated entities' income is reflected in net income attributable to noncontrolling interest on the statements of operations.
Revenue Recognition
Rental Property Revenues: The Company recognizes contractual revenues from leases on a straight-line basis over the term of the respective lease. The Company records the costs of the tenant improvements, including costs paid for or reimbursed by the tenants, as an asset. The Company records deferred revenue for the portion of tenant improvements funded or reimbursed by tenants and amortizes this amount on a straight-line basis into rental income over the term of the related lease. As of December 31, 2019 and 2018, the Company had unamortized deferred income related to tenant funded tenant improvements of $17.8 million and $16.2 million, respectively, included in deferred income on the consolidated balance sheets.
Certain leases also provide for percentage rents based upon the level of sales achieved by the lessee. Percentage rents are recognized once the specified sales target is achieved. In addition, leases typically provide for reimbursement of the tenants' share of real estate taxes, insurance, and other operating expenses to the Company. Operating expense reimbursements are recognized as the related expenses are incurred. During 2019, 2018, and 2017, the Company recognized $122.4 million, $79.8 million, and $67.2 million, respectively, in revenues from tenants related to operating expenses.
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
Gain on Investment Property Transactions: Through December 31, 2017, the Company recognized gains or losses on sale of investment property when the sale of a property was consummated, the buyer’s initial and continuing investment was adequate to demonstrate commitment to pay, any receivable obtained was not subject to future subordination, the usual risks and rewards of ownership were transferred, and the Company had no substantial continuing involvement with the property. If the Company had a commitment to the buyer and that commitment was a specific dollar amount, this commitment was accrued and the gain on sale that the Company recognized was reduced. If the Company had a construction commitment to the buyer, management made an estimate of this commitment, deferred a portion of the profit from the sale, and recognized the deferred profit when the commitment was fulfilled. Beginning January 1, 2018, in connection with the adoption of ASC 606, the Company recognizes a gain on the sale of investment property at the time the buyer obtains control of the investment property. If the Company maintains any continuing involvement with the investment property, that continuing involvement is considered to be one or more additional performance obligations and additional gains or losses will be recognized as these performance obligations are satisfied.
Income Taxes
The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). To qualify as a REIT, the Company must distribute annually at least 90% of its adjusted taxable income, as defined in the Code, to its stockholders and satisfy certain other organizational and operating requirements. It is management’s current intention to adhere to these requirements and maintain the Company's REIT status. As a REIT, the Company generally will not be subject to federal income tax at the corporate level on the taxable income it distributes to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes at regular corporate rates and may not be able to qualify as a REIT for four subsequent taxable years. The Company may be subject to certain state and local taxes on its income and property, and to federal income taxes on its undistributed taxable income.
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
3. TRANSACTIONS WITH TIER REIT, INC.
On June 14, 2019, pursuant to the Agreement and Plan of Merger dated March 25, 2019 (the “Merger Agreement”), by and among the Company and TIER REIT, Inc. (“TIER”), TIER merged with and into a subsidiary of the Company (the “Merger”) with this subsidiary continuing as the surviving corporation of the Merger. The Merger has enhanced the Company's position in its existing markets of Austin and Charlotte, provided a strategic entry into Dallas, and rebalanced the Company's portfolio across its markets. In accordance with the terms and conditions of the Merger Agreement, each share of TIER common stock issued and outstanding immediately prior to the Merger, was converted into 2.98 newly issued, pre-reverse split shares of the Company’s common stock with fractional shares being settled in cash. In the Merger, former TIER common stockholders received approximately 166 million pre-reverse split shares of common stock of the Company. As discussed in note 1 to the consolidated financial statements, immediately following the Merger, the Company completed a 1-for-4 reverse stock split.
The Merger has been accounted for as a business combination with the Company as the accounting acquirer, which requires, among other things, that the assets acquired and liabilities assumed be recognized at their acquisition date fair value. The total value of the transaction is based on the closing stock price of the Company's common stock on June 13, 2019, the day immediately prior to the closing of the Merger. Based on the shares issued in the transaction, the total fair value of the assets acquired net of liabilities assumed in the Merger was $1.6 billion. During the year ended December 31, 2019, the Company incurred expenses related to the Merger of $52.9 million.

Management engaged a third party valuation specialist to assist with valuing the real estate assets acquired and liabilities assumed in the Merger. The third party used cash flow analyses, as well as a market approach, an income approach, and a cost approach to determine the fair value of real estate assets acquired. Based on additional information that may become available, subsequent adjustments may be made to the purchase price allocation within the measurement period, which typically does not exceed one year.
The purchase price was allocated as follows (in thousands):

Real estate assets	$2,202,073
Real estate assets held for sale	20,835
Cash and cash equivalents	84,042
Restricted cash	1,947
Notes and other receivables	8,278
Investment in unconsolidated joint ventures	331
Intangible assets	141,184
Other assets	10,040
2,468,730

Notes payable	747,549
Accounts payable and accrued expenses	53,321
Deferred income	8,388
Intangible liabilities	47,988
Other liabilities	7,793
Nonredeemable noncontrolling interests	5,329
870,368

Total purchase price	$1,598,362

During the year ended December 31, 2019, the Company recorded revenues and net income of $113.1 million and $291,000, respectively, from the operations of the assets acquired in the Merger. The following unaudited supplemental pro forma information is based upon the Company's historical consolidated statements of operations, adjusted as if the Merger had occurred on January 1, 2018. The supplemental pro forma information is not necessarily indicative of future results, or of actual results, that would have been achieved had the Merger been consummated at the beginning of the period.

	Year ended December 31,
	2019	2018
	(unaudited, in thousands)
Revenues	$750,080	$702,463
Net income	232,136	28,064
Net income available to common stockholders	229,503	27,742

2019 supplemental pro forma earnings were adjusted to exclude the $52.9 million of transaction costs incurred in the year ended December 31, 2019. Supplemental pro forma earnings for the year ended December 31, 2018 were adjusted to include this charge.
4. TRANSACTIONS WITH NORFOLK SOUTHERN RAILWAY COMPANY
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
The Company determined that all contracts and transactions associated with NS should be combined for accounting purposes, and the amounts exchanged under the combined contracts should be allocated to the various components of the overall transaction at fair value or market value as discussed below. The Company determined that the purchase of 1200 Peachtree should be recorded at fair value of $92.3 million (see note 5 for allocation of the purchase price). The Company determined that the lease with NS at the 1200 Peachtree building was at market value under ASC 842. The land sale was accounted for under ASC 610-20, and no gain or loss was recorded on the derecognition of this non-financial asset as the fair value was determined to equal the carrying amount. Consideration related to various services provided to NS, and accounted for under ASC 606, was determined to be $52.3 million and represents the negotiated market value for the services agreed to by the Company and NS in the contracts. This amount included non-cash consideration of the $10.3 million discount on the purchase of 1200 Peachtree as well as cash consideration of $5 million from the land sale contract (difference between fair value and contract amount), $5 million from the Development Agreement, and $32 million from the Consulting Agreement. Since all of the agreements and contracts above were executed for the purpose of delivering and constructing a corporate headquarters for NS and all of the services and deliverables are highly interdependent, the Company determined that the services represent a single performance obligation under ASC 606.
The Company determined that control of the services to be provided is being transferred over time and, thus, the Company must recognize the $52.3 million contract price in revenue as it satisfies the performance obligation. The Company determined that the inputs method of measuring progress of satisfying the performance obligation was the most appropriate method of recognizing revenue for the services component. Therefore, the Company began recognizing revenue on March 1, 2019, based upon the time spent by the Company’s employees in providing these services as compared to the total estimated time required to satisfy the performance obligation. During the year ended December 31, 2019, the Company recognized $21.4 million in fee income in the statement of operations related to the services provided to NS. As of December 31, 2019, the Company had deferred income included in the consolidated balance sheet of $11.3 million related to NS.
5.    REAL ESTATE TRANSACTIONS
Dispositions
The Company had no dispositions of operating properties in 2019 or 2018. The Company sold the following properties in 2017 ($ in thousands):

Property	Property Type	Location	Square Feet	Sales Price

American Cancer Society Center	Office	Atlanta, GA	996,000	$166,000
Bank of America Center, One Orlando Centre, --and Citrus Center	Office	Orlando, FL	1,038,000	$208,100

The Company sold the properties noted above as part of its ongoing investment strategy of exiting non-core markets and selling non-core assets, using these proceeds to fund new investment activity.
During February 2019, the Company sold air rights that cover eight acres in Downtown Atlanta for a gross sales price of $13.25 million and recorded a gain of $13.1 million.

As of December 31, 2019, the Company's Woodcrest and Hearst Tower properties were classified as held for sale. The major classes of assets and liabilities of these properties held for sale were as follows (in thousands):

Real estate assets and other assets held for sale
Operating properties, net of accumulated depreciation of $44,478	$340,171
Notes and accounts receivable	5,520
Deferred rents receivable	5,745
Intangible assets, net of accumulated amortization of $16,615	8,657
Other assets	489
$360,582
Liabilities of real estate assets held for sale
Accounts payable and accrued expenses	$12,497
Deferred income	2,638
Intangible liabilities, net of accumulated amortization of $7,771	5,471
Other liabilities	625
$21,231

Acquisitions
During 2019, the Company acquired 1200 Peachtree as discussed in note 4 and acquired its partner's interest in Terminus Office Holdings LLC as discussed in note 8. The Company accounted for these transactions as an acquisition of assets and the following table summarizes the allocation of the purchase price of these properties (in thousands):

	1200 Peachtree	Terminus
Tangible assets:
Building and improvements	$62,836	$410,826
Land and improvements	19,495	49,345
Tangible assets	82,331	460,171

Intangible assets:
In-place leases	9,969	24,674
Above market leases	—	7,193
Intangible assets	9,969	31,867

Intangible liabilities:
Below market leases	—	4,745
Intangible liabilities	—	4,745

Total net assets acquired	$92,300	$487,293

6. LEASES
At December 31, 2019, the Company had five properties subject to operating ground leases with a weighted average remaining term of 72 years and two finance ground leases with a weighted average remaining term of four years. At December 31, 2019, the Company had right-of-use assets from operating ground leases of $57.3 million included in operating properties, projects under development, or land on the consolidated balance sheet and right-of-use assets from finance ground leases of $11.9 million included in land on the consolidated balance sheet. At December 31, 2019, the Company had lease liabilities for operating and finance ground leases of $59.4 million and $9.7 million, respectively, included in other liabilities on the consolidated balance sheet. The weighted average discount rate on these ground leases at December 31, 2019 was 4.5%.
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

For the years ended December 31, 2019, 2018, and 2017, the Company recognized operating ground lease expense of $3.9 million, $3.5 million, and $3.2 million, respectively. For the year ended December 31, 2019 the Company had no variable lease expenses related to ground lease expense, and recognized interest expense related to finance ground leases of $462,000. For the year ended December 31, 2019, the Company paid $2.6 million in cash related to operating ground leases and made $462,000 in cash payments related to financing ground leases.
The following table represents the undiscounted cash flows of our scheduled obligations for future minimum payments for ground leases as of December 31, 2019, with a reconciliation of these cash flows to the related ground lease liabilities in accordance with ASC 842 (in thousands):

	Operating Ground Leases	Finance Ground Leases
2020	$3,175	$462
2021	2,959	6,562
2022	2,672	162
2023	2,614	162
2024	2,497	162
Thereafter	200,107	3,676
	$214,024	$11,186

Discount	(154,645)	(1,456)
Lease liability	$59,379	$9,730

The following table represents undiscounted cash flows of our scheduled obligations for future minimum payments on ground leases as of December 31, 2018, in accordance with ASC 840 (in thousands):

	Operating Ground Leases	Finance Ground Leases
2019	$2,441	$462
2020	2,460	462
2021	2,497	6,562
2022	2,497	162
2023	2,497	162
Thereafter	202,603	3,838
	$214,995	$11,648

7.    NOTES AND ACCOUNTS RECEIVABLE
At December 31, 2019 and 2018, notes and accounts receivables included the following (in thousands):

	2019	2018
Notes receivable	$356	$453
Tenant and other receivables	23,324	13,368
	$23,680	$13,821

At December 31, 2019 and 2018, the fair value of the Company’s notes receivable approximated the cost basis. Fair value was calculated by discounting future cash flows from the notes receivable at estimated rates in which similar loans would have been made at December 31, 2019 and 2018. The estimate of the rate, which is the most significant input in the discounted cash flow calculation, is intended to replicate notes of similar type and maturity. This fair value calculation is considered to be Level 3 under the guidelines as set forth in ASC 820, as the Company utilizes internally generated assumptions regarding current interest rates at which similar instruments would be executed.
8. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES
The following information summarizes financial data and principal activities of the Company’s unconsolidated joint ventures. The information included in the following table entitled summary of financial position is as of December 31, 2019 and 2018 (in thousands). The information included in the summary of operations table is for the years ended December 31, 2019, 2018, and 2017 (in thousands).

	Total Assets		Total Debt		Total Equity (Deficit)		Company's Investment
SUMMARY OF FINANCIAL POSITION	2019	2018	2019	2018	2019	2018	2019		2018
DC Charlotte Plaza LLLP	$179,694	$155,530	$—	$—	$90,373	$88,922	$48,058		$46,554
Austin 300 Colorado Project, LP	112,630	51,180	21,430	—	68,101	41,298	36,846		22,335
Carolina Square Holdings LP	114,483	106,187	75,662	74,638	25,184	28,844	14,414		16,840
AMCO 120 WT Holdings, LLC	77,377	36,680	—	—	70,696	31,372	13,362		5,538
HICO Victory Center LP	16,045	15,069	—	—	15,353	14,801	10,373		10,003
Charlotte Gateway Village, LLC	109,675	112,553	—	—	106,651	109,666	6,718		8,225
Terminus Office Holdings LLC	—	258,060	—	198,732	—	50,539	—		48,571
Wildwood Associates	11,061	11,157	—	—	10,978	11,108	(521)	(1)	(460)	(1)
Crawford Long - CPI, LLC	28,459	26,429	67,947	69,522	(40,250)	(44,146)	(19,205)	(1)	(21,071)	(1)
Other	8,879	6,359	—	—	7,318	6,023	4,113		3,841
	$658,303	$779,204	$165,039	$342,892	$354,404	$338,427	$114,158		$140,376

	Total Revenues			Net Income (Loss)			Company's Share of Net Income (Loss)
SUMMARY OF OPERATIONS	2019	2018	2017	2019	2018	2017	2019	2018	2017
Charlotte Gateway Village, LLC	$27,708	$26,932	$26,465	$10,285	$10,285	$9,528	$5,143	$5,143	$4,764
DC Charlotte Plaza LLLP	15,636	—	2	5,894	—	2	2,947	(1)	1
Terminus Office Holdings LLC	34,964	44,429	43,959	4,962	5,506	6,307	2,381	2,755	3,153
Crawford Long - CPI, LLC	12,664	12,383	12,079	3,897	3,446	3,171	1,866	1,641	1,572
HICO Victory Center LP	513	400	429	513	400	431	276	219	225
Carolina Square Holdings LP	12,344	10,686	2,701	470	(169)	(532)	133	(275)	522
Austin 300 Colorado Project, LP	422	487	—	199	220	—	100	110	—
Wildwood Associates	—	—	—	(100)	(1,140)	(116)	(50)	2,723	(58)
AMCO 120 WT Holdings, LLC	40	—	—	(341)	38	58	(68)	—	—
Other (2)	180	198	25,029	(94)	(3,234)	59,095	(62)	(91)	36,936
	$104,471	$95,515	$110,664	$25,685	$15,352	$77,944	$12,666	$12,224	$47,115
(1) Negative balances are included in deferred income on the consolidated balance sheets.
(2) Revenues in 2017 primarily relate to a joint venture acquired in the transactions with Parkway Properties, Inc. and sold during the year. Net income and Company's share of net income in 2017 primarily relate to the sale of the Emory Point properties.
DC Charlotte Plaza LLLP ("Charlotte Plaza") – Charlotte Plaza is a 50-50 joint venture between the Company and Dimensional Fund Advisors ("DFA"), formed to develop DFA's 281,000 square foot regional headquarters building in Charlotte, North Carolina. Capital contributions and distributions of cash flow are made equally in accordance with each partner's partnership interest. The Company's required capital contribution is limited to a maximum of $46 million. The assets of the venture in the above table include a cash balance of $1.7 million at December 31, 2019.
Austin 300 Colorado Project, LP ("300 Colorado") – 300 Colorado is a joint venture between the Company, 3C Block 28 Partners, LP ("3CB"), and 3C RR Xylem, LP ("3CRR"), formed for the purpose of developing a 358,000 square foot office building in Austin, Texas. The Company owns a 50% interest in the venture, 3CB owns a 34.5% interest, and 3CRR owns a 15.5% interest. 300 Colorado has a construction loan, secured by the project, whereby it may borrow up to $126 million to fund the construction of the building. The loan had an outstanding balance of $21.4 million at December 31, 2019. The loan bears interest at LIBOR plus 2.25% and matures on January 17, 2022. The assets of the venture in the above table include a cash balance of $593,000 at December 31, 2019.
Carolina Square Holdings LP ("Carolina Square") – Carolina Square is a 50-50 joint venture between the Company and NR 123 Franklin LLC ("Northwood Ravin"), which owns and operates a mixed-use property in Chapel Hill, North Carolina. This property contains 158,000 square feet of office space, 44,000 square feet of retail space, and 246 apartment units. Carolina Square has a construction loan, secured by the project, with an outstanding balance of $75.7 million. The loan bears interest at LIBOR plus 1.90% and matures on May 1, 2020. The Company and Northwood Ravin each guarantee 12.5% of the outstanding loan amount and guarantee completion of the project. The assets of the venture in the table above include a cash balance of $4.7 million at December 31, 2019.

AMCO 120 WT Holdings, LLC ("AMCO") – AMCO is a joint venture between the Company, with a 20% interest, and affiliates of AMLI Residential (“AMLI”), with an 80% interest, formed to develop 120 West Trinity, a mixed-use property in Decatur, Georgia. The property is expected to contain 33,000 square feet of office space, 19,000 square feet of retail space, and 330 apartment units. Initial contributions to the joint venture for the purchase of land were funded entirely by AMLI. Subsequent contributions are funded in proportion to the members' percentage interests. The assets of the venture in the above table include a cash balance of $49,000 at December 31, 2019.
HICO Victory Center LP ("HICO") – HICO is a joint venture between the Company and Hines Victory Center Associates Limited Partnership ("Hines Victory"), formed for the purpose of acquiring and subsequently developing an office parcel in Dallas, Texas. Pursuant to the joint venture agreement, all pre-development expenditures, other than land, are funded equally by the partners. The Company funded 75% of the cost of land while Hines Victory funded 25%. If the partners decide to commence construction of an office building, the capital accounts and economics of the venture will be adjusted such that the Company will own at least 90% of the venture and Hines will own up to 10%. As of December 31, 2019, the Company accounted for its investment in HICO under the equity method because it does not control the activities of the venture. If the partners decide to construct an office building within the venture, the Company expects to consolidate the venture. The assets of the venture in the table above include a cash balance of $775,000 at December 31, 2019.
Charlotte Gateway Village, LLC ("Gateway") – Gateway is a 50-50 joint venture between the Company and Bank of America Corporation (“BOA”), which owns and operates Gateway Village, a 1.1 million square foot office building in Charlotte, North Carolina. Net income and cash flows are allocated 50% to each partner until the Company receives a 17% internal rate of return; thereafter, cash flows are allocated 80% to BOA and 20% to the Company. In January 2020, the Company entered into an agreement to sell its interest in Gateway to BOA for $52.2 million and is expected to close the sale in the first quarter of 2020. The assets of the venture in the above table include a cash balance of $3.8 million at December 31, 2019.
Terminus Office Holdings LLC ("TOH") – TOH was a 50-50 joint venture between the Company and institutional investors advised by J.P. Morgan Asset Management ("JPM"), which owned and operated two office buildings in Atlanta, Georgia. On October 1, 2019 the Company purchased JPM's 50% interest in TOH for $148 million in a transaction that valued Terminus 100 and Terminus 200 at $503 million. As a result, the Company consolidated TOH and recorded the assets and liabilities at fair value. Upon consolidation, the Company recognized a $92.8 million gain on this acquisition achieved in stages and recorded this amount in gain on investment property transactions.
Wildwood Associates ("Wildwood") – Wildwood is a 50-50 joint venture between the Company and IBM which owns undeveloped land in the Wildwood Office Park in Atlanta, Georgia. At December 31, 2019, the Company’s investment in Wildwood was a credit balance of $521,000. This credit balance resulted from cumulative distributions from Wildwood over time that exceeded the Company’s basis in its contributions, and represents deferred gain not recognized at venture formation. The assets of the venture in the above table include a cash balance of $38,000 at December 31, 2019. In January 2020, the Company sold substantially all of its remaining interest in Wildwood to IBM for $900,000 and recognized a gain on the sale of $1.4 million, which included recognition of the remaining credit balance of $521,000.
Crawford Long—CPI, LLC ("Crawford Long") – Crawford Long is a 50-50 joint venture between the Company and Emory University that owns Emory University Hospital Midtown, a 358,000 square foot medical office building located in Atlanta, Georgia. Crawford Long has a $67.9 million, 3.5% fixed rate mortgage note which matures on June 1, 2023. The assets of the venture in the above table include a cash balance of $4.5 million at December 31, 2019.
At December 31, 2019, the Company's unconsolidated joint ventures had aggregate outstanding indebtedness to third parties of $165.0 million. These loans are mortgage or construction loans, most of which are non-recourse to the Company, except as described above. In addition, in certain instances, the Company provides “non-recourse carve-out guarantees” on these non-recourse loans.
The Company recognized $7.1 million, $9.3 million, and $7.2 million of development, leasing, and management fees, including salary and expense reimbursements, from unconsolidated joint ventures in 2019, 2018, and 2017, respectively.

9.    INTANGIBLE ASSETS
At December 31, 2019 and 2018, intangible assets included the following (in thousands):

	2019	2018
In-place leases, net of accumulated amortization of $163,867 and $125,130 in 2019 and 2018, respectively	$202,760	$105,964
Above-market tenant leases, net of accumulated amortization of $26,487 and $19,502 in 2019 and 2018, respectively	35,699	20,453
Below-market ground lease, net of accumulated amortization of $897 and $621 in 2019 and 2018, respectively	17,516	17,792
Goodwill	1,674	1,674
	$257,649	$145,883

Aggregate net amortization expense related to intangible assets and liabilities was $45.6 million, $27.0 million, and $42.4 million for the years ended December 31, 2019, 2018, and 2017, respectively. Over the next five years and thereafter, aggregate amortization of these intangible assets and liabilities is anticipated to be as follows (in thousands):

	Below Market Rents	Above Market Ground Lease	Below Market Ground Lease	Above Market Rents	In Place Leases	Total
2020	$(19,379)	$(46)	$276	$8,036	$54,126	$43,013
2021	(14,201)	(46)	276	6,660	40,134	32,823
2022	(11,065)	(46)	276	5,267	27,944	22,376
2023	(9,365)	(46)	276	4,222	22,724	17,811
2024	(8,080)	(46)	276	3,339	17,827	13,316
Thereafter	(19,342)	(1,443)	16,136	8,175	40,005	43,531
	$(81,432)	$(1,673)	$17,516	$35,699	$202,760	$172,870
Weighted average remaining lease term	7 years	36 years	65 years	7 years	7 years	10 years

The carrying amount of goodwill did not change during the years ended December 31, 2019 and 2018.
10.    OTHER ASSETS
At December 31, 2019 and 2018, other assets included the following (in thousands):

	2019	2018
Predevelopment costs and earnest money	$25,586	$8,249
Furniture, fixtures and equipment, leasehold improvements, and other deferred costs, net of accumulated depreciation of $29,131 and $25,193 in 2019 and 2018, respectively	17,791	14,942
Prepaid expenses and other assets	5,924	5,087
Lease inducements, net of accumulated amortization of $2,333 and $1,545 in 2019 and 2018, respectively	5,632	4,961
Line of credit deferred financing costs, net of accumulated amortization of $2,952 and $1,451 in 2019 and 2018, respectively	4,516	5,844
	$59,449	$39,083

Predevelopment costs represent amounts that are capitalized related to predevelopment projects that the Company determined are probable of future development.
Lease inducements are incentives paid to tenants in conjunction with leasing space, such as moving costs, sublease arrangements of prior space, and other costs. These amounts are amortized into rental revenues over the individual underlying lease terms.

11.    NOTES PAYABLE
The following table summarizes the terms of notes payable outstanding at December 31, 2019 and 2018 (in thousands):

Description	Interest Rate	Maturity	2019	2018
2019 Senior Notes, Unsecured	3.95%	2029	$275,000	$—
Credit Facility, Unsecured	2.81%	2023	251,500	—
Term Loan, Unsecured	2.96%	2021	250,000	250,000
2017 Senior Notes, Unsecured	3.91%	2025	250,000	250,000
2019 Senior Notes, Unsecured	3.86%	2028	250,000	—
Fifth Third Center	3.37%	2026	140,332	143,497
2019 Senior Notes, Unsecured	3.78%	2027	125,000	—
Terminus 100	5.25%	2023	118,146	—
Colorado Tower	3.45%	2026	117,085	119,427
2017 Senior Notes, Unsecured	4.09%	2027	100,000	100,000
Promenade	4.27%	2022	95,986	99,238
816 Congress	3.75%	2024	79,987	81,676
Terminus 200	3.79%	2023	76,079	—
Legacy Union One	4.24%	2023	66,000	—
Meridian Mark Plaza	6.00%	2020	22,978	23,524
			$2,218,093	$1,067,362
Unamortized premium			11,239	—
Unamortized loan costs			(6,357)	(4,792)
Total Notes Payable			$2,222,975	$1,062,570

Weighted average maturity of notes payable outstanding at December 31, 2019 was 5.5 years.
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
At December 31, 2019, the Credit Facility's spread over LIBOR was 1.05%. The amount that the Company may draw under the Credit Facility is a defined calculation based on the Company's unencumbered assets and other factors. The total available borrowing capacity under the Credit Facility was $748.5 million at December 31, 2019.
Term Loan
The Company has a $250 million unsecured term loan (the "Term Loan") that matures on December 2, 2021. Through January 21, 2018, the Term Loan contained financial covenants substantially consistent with those of the Credit Facility. On January 22, 2018, the Term Loan was amended to make the financial covenants consistent with those of the Credit Facility. The interest rate applicable to the Term Loan varies according to the Company’s leverage ratio, and may, at the election of the Company, be determined based on either (1) the current LIBOR plus a spread of between 1.20% and 1.70%, based on leverage or (2) the greater of Bank of America's prime rate, the federal funds rate plus 0.50% or the one-month LIBOR plus 1.00% (the “Base Rate”), plus a spread of between 0.00% and 0.75%, based on leverage. At December 31, 2019, the Term Loan's spread over LIBOR was 1.20%.

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
Mortgage Loan Information
In connection with the purchase of its partner's interest in TOH, the Company consolidated TOH and recorded the assets and liabilities as fair value, including the venture's mortgage notes. Terminus 100 has a $118.1 million mortgage note, which is due in 2023 and has a 5.25% fixed rate. Terminus 200 has a $76.1 million mortgage note, which is due in 2023 and has a 3.79% fixed rate.
In 2018, the Company repaid in full the $22.2 million The Pointe mortgage note, without penalty.
As of December 31, 2019, the Company had $716.6 million outstanding on eight non-recourse mortgage notes. Assets with depreciated carrying values of $1.1 billion were pledged as security on these mortgage notes payable.
In February 2020, the Company prepaid in full the $23.0 million Meridian Mark Plaza mortgage note, without penalty.
Debt Associated with the Merger
In connection with the Merger, the Company assumed and immediately repaid $679.0 million in unsecured variable rate debt of TIER with proceeds from its Credit Facility. The Company also assumed the Legacy Union One mortgage loan with a $66.0 million principal balance and a fixed interest rate of 4.24%. Subsequent to the Merger, the Company repaid the majority of the Credit Facility borrowings related to the Merger with proceeds from the $650 million private placement of unsecured senior notes discussed above.
Other Debt Information
At December 31, 2019 and 2018, the estimated fair value of the Company’s notes payable was $2.3 billion and $1.1 billion, respectively, calculated by discounting the debt's remaining contractual cash flows at estimated rates at which similar loans could have been obtained at December 31, 2019 and 2018. The estimate of the current market rate, which is the most significant input in the discounted cash flow calculation, is intended to replicate debt of similar maturity and loan-to-value relationship. These fair value calculations are considered to be Level 2 under the guidelines as set forth in ASC 820 as the Company utilizes market rates for similar type loans from third party brokers.
For the years ended December 31, 2019, 2018, and 2017, interest was recorded as follows (in thousands):

	2019	2018	2017
Total interest incurred	$65,182	$44,332	$42,767
Interest capitalized	(11,219)	(4,902)	(9,243)
Total interest expense	$53,963	$39,430	$33,524

Debt Maturities
Future principal payments due (including scheduled amortization payments and payments due upon maturity) on the Company's notes payable at December 31, 2019 are as follows (in thousands):

2020	$38,699
2021	266,369
2022	102,401
2023	504,655
2024	79,087
Thereafter	1,226,882
$2,218,093

12.    COMMITMENTS AND CONTINGENCIES
Commitments
The Company had no letters of credit outstanding at year end and outstanding performance bonds totaling $1.1 million at December 31, 2019. As a lessor, the Company had a total of $205.4 million in future obligations under leases to fund tenant improvements and other future construction obligations at December 31, 2019. As a lessee, the Company had future obligations for operating leases other than ground leases of $404,000 at December 31, 2019.
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
13.    STOCKHOLDERS' EQUITY
In 2019, the Company issued 41.6 million shares of common stock in connection with the Merger.
In 2017, the Company issued 6.3 million shares of common stock, resulting in gross proceeds to the Company of $212.9 million. The Company recorded $1.1 million in legal, accounting, and other expenses associated with the issuance resulting in net proceeds of $211.8 million. The Company used the net proceeds from this offering to reduce indebtedness. During the year ended December 31, 2017, certain holders of CPLP units redeemed 300,821 units in exchange for shares of the Company's common stock. The aggregate value at the time of these transactions was $10.1 million based upon the value of the Company's common stock at the time of the transactions.
As of December 31, 2019, the Company had 1.7 million shares of limited voting preferred stock outstanding. Each share of limited voting preferred stock has a par value of $1 per share and is "paired" with a limited partnership unit in CPLP. A share of Cousins limited voting preferred stock will be automatically redeemed by Cousins without consideration if such share's paired limited partnership unit in CPLP is transferred or redeemed. Holders of the limited voting preferred stock are entitled to one vote on the following matters only: the election of directors, any proposed amendment of the Company's Articles of Incorporation, any merger or other business combination of the Company, any sale of substantially all of the Company's assets, and any liquidation of the Company. Holders of limited voting preferred stock are not entitled to any dividends or distributions and the limited voting preferred stock is not convertible into or exchangeable for any other property or securities of the Company.
Ownership Limitations — In order to minimize the risk that the Company will not meet one of the requirements for qualification as a REIT, the Company's Articles of Incorporation include certain restrictions on the ownership of more than 3.9% of the Company’s total common and preferred stock, subject to waiver by the Board of Directors.

Distribution of REIT Taxable Income — The following reconciles dividends paid and dividends applied in 2019, 2018, and 2017 to meet REIT distribution requirements (in thousands):

	2019	2018	2017
Common and preferred dividends	$142,940	$107,167	$99,138
Dividends treated as taxable compensation	(161)	(150)	(129)
Dividends applied to meet current year REIT distribution requirements	$142,779	$107,017	$99,009

Tax Status of Distributions — The following summarizes the components of the taxability of the Company’s common stock distributions for the years ended December 31, 2019, 2018, and 2017:

	Total Distributions Per Share	Ordinary Dividends	Long-Term Capital Gain	Unrecaptured Section 1250 Gain (1)	Nondividend Distributions	AMT Adjustment (2)
2019	$1.130000	$0.983133	$0.146867	$—	$—	$—
2018	$1.020000	$1.005584	$0.014416	$—	$—	$—
2017	$0.960000	$0.373248	$0.586752	$0.282088	$—	$0.071024

(1)	Represents a portion of the dividend allocated to long-term capital gain.

(2)
The Company apportioned certain 2017 alternative minimum tax adjustments to its shareholders. Individual taxpayers should refer to Internal Revenue Service Form 6251, Alternative Minimum Tax - Individuals. Corporate taxpayers should refer to Internal Revenue Service Form 4626, Alternative Minimum Tax - Corporations.

14.    REVENUE RECOGNITION
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

For the years ended December 31, 2019, 2018, and 2017, the Company recognized rental property revenues of $628.8 million, $463.4 million, and $455.3 million, respectively, of which $176.6 million, $119.3 million, and $115.9 million, respectively, represented variable rental revenue. For the years ended December 31, 2019, 2018, and 2017, the Company recognized fee and other revenue of $28.8 million, $11.8 million, and $10.9 million, respectively. The following tables set forth the future minimum rents to be received by consolidated entities under existing non-cancellable leases as of December 31, 2019, accounted for in accordance with ASC 842 and as of December 31, 2018, accounted for in accordance with ASC 840, respectively (in thousands):

December 31, 2019

2020	$502,147
2021	487,815
2022	438,624
2023	401,363
2024	365,024
Thereafter	1,358,674
$3,553,647

December 31, 2018

2019	$328,607
2020	330,477
2021	314,410
2022	280,959
2023	256,233
Thereafter	1,115,490
$2,626,176

15.    STOCK-BASED COMPENSATION
On April 23, 2019, the Company's stockholders approved the Cousins Properties Incorporated 2019 Omnibus Incentive Stock Plan (the "2019 Plan") which allows the Company to issue awards of stock options, stock grants, or stock appreciation rights to employees and directors. The 2019 Plan also allows the Company to issue awards to employees that are paid in cash or stock on the vesting date in an amount equal to the fair market value, as defined, of one share of the Company’s stock. As of December 31, 2019, 3,714,993 shares were authorized to be awarded pursuant to the 2019 Plan. The Company also maintains the Cousins Properties Incorporated 2009 Incentive Stock Plan (the "2009 Plan") and the Cousins Properties Incorporated 2005 Restricted Stock Unit Plan (the “RSU Plan”), as amended, although no further issuances are permitted under the 2009 Plan or RSU Plan.
Information on stock options, restricted stock, and restricted stock units granted to employees and directors is discussed below.
Stock Options
At December 31, 2019, the Company had 66,999 stock options outstanding to key employees and outside directors, which are exercisable for common stock, all of which are fully vested. In 2019, 2018, and 2017, there were no stock option grants to employees or directors, and the Company recognized no compensation expense related to stock options. During 2019, the Company issued 10,451 shares for option exercises. During 2018, the Company issued 11,827 shares and paid $945,000 for option exercises. As of December 31, 2019, the intrinsic value of the options outstanding and exercisable was $1.2 million. The intrinsic value is calculated using the exercise prices of the options compared to the market value of the Company’s stock. At December 31, 2019 and 2018, the weighted-average contractual lives for the options outstanding and exercisable were 0.6 years and 1.1 years, respectively.
The following is a summary of stock option activity for the years ended December 31, 2019, 2018, and 2017 (options in thousands):

	Number of Options	Weighted Average Exercise Price Per Option
Outstanding at December 31, 2016	565	$43.28
Exercised	(144)	30.04
Forfeited/Expired	(189)	73.88
Outstanding at December 31, 2017	232	26.36
Exercised	(114)	26.40
Forfeited/Expired	(4)	74.88
Outstanding at December 31, 2018	114	24.00
Exercised	(42)	25.59
Forfeited/Expired	(5)	25.32
Outstanding at December 31, 2019	67	$23.13
Options Exercisable at December 31, 2019	67	$23.13

Restricted Stock
In 2019, 2018, and 2017, the Company issued 65,824, 78,799, and 77,072 shares, respectively, of restricted stock to employees, which vest ratably over three years from the issuance date. In 2019, 2018, and 2017, the Company also issued 37,166, 29,638, and 30,219 shares, respectively, of stock to independent members of the board of directors which vested immediately on the issuance date. All shares of restricted stock receive dividends and have voting rights during the vesting period. The Company records restricted stock in common stock and additional paid-in capital at fair value on the grant date, with the offsetting deferred compensation also recorded in additional paid-in capital. The Company records compensation expense over the vesting period. Compensation expense related to restricted stock was $2.5 million, $2.3 million, and $2.0 million in 2019, 2018, and 2017, respectively.
As of December 31, 2019, the Company had $2.7 million of unrecognized compensation cost included in additional paid-in capital related to restricted stock, which will be recognized over a weighted average period of 1.7 years. The total fair value of the restricted stock which vested during 2019, 2018, and 2017 was $2.6 million, $2.3 million, and $2.0 million, respectively. The following table summarizes restricted stock activity for the years ended December 31, 2019, 2018, and 2017 (shares in thousands):

	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested restricted stock at December 31, 2016	117	$30.28
Granted	77	34.52
Vested	(53)	30.00
Forfeited	(2)	26.12
Non-vested restricted stock at December 31, 2017	139	31.72
Granted	78	34.04
Vested	(64)	31.32
Forfeited	(5)	32.88
Non-vested restricted stock at December 31, 2018	148	33.08
Granted	66	35.64
Vested	(72)	34.09
Forfeited	(1)	34.46
Non-vested restricted stock at December 31, 2019	141	$34.81

Restricted Stock Units
During 2019, 2018, and 2017, the Company awarded two types of performance-based RSUs to key employees: one based on the total stockholder return of the Company, as defined, relative to that of office peers included in the SNL US Office REIT Index (the "TSR RSUs") and the other based on the ratio of cumulative funds from operations per share to targeted cumulative funds from operations per share (the “FFO RSUs”). The performance period for these awards is three years and the ultimate payout of these awards can range from 0% to 200% of the targeted number of units depending on the achievement of the performance metrics described above. Both of these RSUs are to be settled in cash with payment dependent upon the attainment of required service, market, and performance criteria. The Company expenses an estimate of the fair value of the TSR RSUs over the performance period using a quarterly Monte Carlo valuation. The Company expenses the FFO RSUs over the vesting period using the fair market value of the Company’s stock at the reporting date multiplied by the anticipated number of units to be paid based on the current estimate of what the ratio is expected to be upon vesting. Dividend equivalents on the TSR RSUs and FFO RSUs will also be paid based upon the percentage vested. The targeted number of performance-based RSUs outstanding at December 31, 2019 are 92,649, 110,488, and 94,845 related to the 2019, 2018, and 2017 grants, respectively.

The following table summarizes the performance-based RSU activity for the years ended December 31, 2019, 2018, and 2017 (in thousands):

Outstanding at December 31, 2016	318
Granted	100
Vested	(144)
Forfeited	(3)
Outstanding at December 31, 2017	271
Granted	113
Vested	(75)
Forfeited	(9)
Outstanding at December 31, 2018	300
Granted	93
Vested	(94)
Forfeited	(1)
Outstanding at December 31, 2019	298

During 2019, 2018, and 2017, the Company granted 42,809, 4,459, and 66,181 time-vested RSUs, respectively, to key employees. The vesting period for these awards is three years. The value of each unit is equal to the fair market value of one share of common stock. These RSUs are to be settled in cash with payment dependent upon the attainment of the required service criteria. Dividend equivalent units will be paid based on the number of RSUs granted. For the 2018 and 2017 time-vested RSU grants, these dividend payments have been and will continue to be made concurrently with the payment of common dividends. For the 2019 time-vested RSU grants, dividend equivalent units will be paid out at the time of vesting.
The Company estimates future expense for all types of RSUs outstanding at December 31, 2019 to be $6.5 million (using stock prices and estimated target percentages as of December 31, 2019), which will be recognized over a weighted-average period of 1.1 years. During 2019, total cash paid for all types of RSUs and related dividend payments was $6.1 million.
During 2019, 2018, and 2017, $9.9 million, $4.6 million, and $7.0 million, respectively, was recognized as compensation expense related to RSUs.
16.    RETIREMENT SAVINGS PLAN
The Company maintains a defined contribution plan (the “Retirement Savings Plan”) pursuant to Section 401 of the Internal Revenue Code (the “Code”) which covers active regular employees. Employees are eligible to participate in the Retirement Savings Plan immediately upon hire, and pre-tax contributions are allowed up to the limits set by the Code. Through December 31, 2018, the Company matched up to 3% of an employee’s eligible pre-tax Retirement Savings Plan contributions up to certain Code limits, and employees vested in Company contributions over a three-year period. On January 1, 2019, the Company began contributing 3% of an employee's eligible compensation to the plan, which is fully vested after the employee has been with the company for two years. The Company may change this percentage at its discretion; and, in addition, the Company could decide to make discretionary contributions in the future. The Company contributed $913,000, $647,000, and $764,000 to the Retirement Savings Plan for the 2019, 2018, and 2017 plan years, respectively.

17.    INCOME TAXES
The net income tax benefit differs from the amount computed by applying the statutory federal income tax rate to CTRS' income before taxes follows ($ in thousands):

	2019		2018		2017
	Amount	Rate	Amount	Rate	Amount	Rate
Federal income tax benefit (expense)	$(65)	(21)%	$143	21%	$47	35%
State income tax benefit (expense), net of federal income tax effect	(12)	(4)%	27	4%	5	4%
Deferred tax adjustment	127	41%
Change in deferred tax assets as a result of change in tax law	—	—%	—	—%	(340)	(254)%
Valuation allowance	(45)	(15)%	(174)	(26)%	283	211%
Other	(5)	(1)%	4	1%	5	4%
Benefit applicable to income (loss) from continuing operations	$—	—%	$—	—%	$—	—%

The tax effect of significant temporary differences representing deferred tax assets and liabilities of CTRS as of December 31, 2019 and 2018 are as follows (in thousands):

	2019	2018
Income from unconsolidated joint ventures	$27	$18
Federal and state tax carryforwards	702	763
Other	99	2
Total deferred tax assets	828	783
Valuation allowance	(828)	(783)
Net deferred tax asset	$—	$—

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
As of December 31, 2019 and 2018 the deferred tax asset of CTRS equaled $828,000 and $783,000, respectively, with a valuation allowance placed against the full amount of each. The conclusion that a valuation allowance should be recorded as of December 31, 2019 and 2018 was based on the lack of evidence that CTRS could generate future taxable income to realize the benefit of the deferred tax assets.

18. EARNINGS PER SHARE
The following table sets forth the computation of the basic and diluted earnings per share of the Company's consolidated statements of operations for the years ended December 31, 2019, 2018 and 2017 (in thousands, except per share amounts):

	Year Ended December 31
	2019	2018	2017
Earnings per common share - basic:
Numerator:
Net income	$152,683	$80,765	$219,959
Net income attributable to noncontrolling interests in CPLP	(1,952)	(1,345)	(3,681)
Net income attributable to other noncontrolling interests	(313)	(256)	(3)
Net income available for common stockholders	$150,418	$79,164	$216,275

Denominator:
Weighted average common shares - basic	128,060	105,076	103,902
Net income per common share - basic	$1.17	$0.75	$2.08

Earnings per common share - diluted:
Numerator:
Net income	$152,683	$80,765	$219,959
Net income attributable to other noncontrolling interests	(313)	(256)	(3)
Net income available for common stockholders before net income attributable to noncontrolling interests in CPLP	$152,370	$80,509	$219,956

Denominator:
Weighted average common shares - basic	128,060	105,076	103,902
Add:
Potential dilutive common shares - stock options	27	48	78
Weighted average units of CPLP convertible into common shares	1,744	1,744	1,844
Weighted average common shares - diluted	129,831	106,868	105,824
Net income per common share - diluted	$1.17	$0.75	$2.08

Anti-dilutive stock options represent stock options whose exercise price exceeds the average market value of the Company’s stock. These anti-dilutive stock options are not included in the current calculation of dilutive weighted average shares, but could be dilutive in the future. As of December 31, 2017, the number of anti-dilutive stock options was 6,000, respectively. There were no anti-dilutive stock options outstanding as of December 31, 2019 and 2018.

19.    CONSOLIDATED STATEMENTS OF CASH FLOWS - SUPPLEMENTAL INFORMATION
Supplemental information related to cash flows, including significant non-cash activity affecting the consolidated statements of cash flows, for the years ended December 31, 2019, 2018, and 2017 is as follows (in thousands):

	2019	2018	2017
Interest paid, net of amounts capitalized	$38,062	$43,166	$30,572
Income taxes paid	—	—	—
Non-Cash Transactions:
Non-cash assets and liabilities assumed in TIER transaction	1,512,373	—	—
Transfer from operating properties and related liabilities to assets and liabilities of real estate assets held for sale	318,516	—	—
Ground lease right-of-use assets and associated liabilities	56,294	—	—
Transfer from investment in unconsolidated joint venture to operating properties	50,781	—	68,498
Common stock dividends declared and accrued	42,559	27,326	25,202
Change in accrued property acquisition, development, and tenant asset expenditures	4,891	(18,104)	5,965
Non-cash consideration for property acquisition	10,071	—	—
Transfer from projects under development to operating properties	—	325,490	58,928
Cumulative effect of change in accounting principle	—	22,329	—
Transfer from investment in unconsolidated joint ventures to projects under development	—	7,025	—

The following table provides a reconciliation of cash, cash equivalents, and restricted cash recorded on the balance sheet to cash, cash equivalents, and restricted cash in the statements of cash flows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Cash and cash equivalents	$15,603	$2,547	$148,929
Restricted cash	2,005	148	56,816
Total cash, cash equivalents, and restricted cash	$17,608	$2,695	$205,745

20. REPORTABLE SEGMENTS
The Company's segments are based on the method of internal reporting which classifies operations by property type and geographical area. The segments by property type are: Office and Mixed-Use. The segments by geographical region are: Atlanta, Austin, Charlotte, Phoenix, Tampa, Dallas, Orlando, and Other. In 2017, the Company sold its Orlando Properties. These reportable segments represent an aggregation of operating segments reported to the Chief Operating Decision Maker based on similar economic characteristics that include the type of product and the geographical location. Each segment includes both consolidated operations and the Company's share of joint venture operations.
Company management evaluates the performance of its reportable segments in part based on net operating income (“NOI”). NOI represents rental property revenues, less termination fee income, less rental property operating expenses. NOI is not a measure of cash flows or operating results as measured by GAAP, is not indicative of cash available to fund cash needs and should not be considered an alternative to cash flows as a measure of liquidity. All companies may not calculate NOI in the same manner. The Company considers NOI to be an appropriate supplemental measure to net income as it helps both management and investors understand the core operations of the Company's operating assets. NOI excludes corporate general and administrative expenses, interest expense, depreciation and amortization, impairments, gains/loss on sales of real estate, and other non-operating items.
Segment net income, amount of capital expenditures, and total assets are not presented in the following tables because management does not utilize these measures when analyzing its segments or when making resource allocation decisions. Information on the Company's segments along with a reconciliation of net income available to common stockholders to NOI is as follows (in thousands):

Year Ended December 31, 2019	Office	Mixed-Use	Total
Net Operating Income:
Atlanta	$158,093	$(48)	$158,045
Austin	93,311	—	93,311
Charlotte	77,082	—	77,082
Phoenix	37,247	—	37,247
Tampa	33,586	—	33,586
Dallas	7,473	—	7,473
Other	21,939	3,107	25,046
Total Net Operating Income	$428,731	$3,059	$431,790

Year Ended December 31, 2018	Office	Mixed-Use	Total
Net Operating Income:
Atlanta	$131,564	$—	$131,564
Charlotte	62,812	—	62,812
Austin	60,474	—	60,474
Phoenix	36,875	—	36,875
Tampa	30,514	—	30,514
Other	1,581	2,243	3,824
Total Net Operating Income	$323,820	$2,243	$326,063

Year Ended December 31, 2017	Office	Mixed-Use	Total
Net Operating Income:
Atlanta	$109,706	$3,278	$112,984
Charlotte	62,708	—	62,708
Austin	58,648	—	58,648
Phoenix	34,074	—	34,074
Tampa	29,426	—	29,426
Orlando	13,029	—	13,029
Other	1,632	705	2,337
Total Net Operating Income	$309,223	$3,983	$313,206

The following reconciles Net Income to Net Operating Income for each of the periods presented (in thousands):

	Year Ended December 31,
	2019	2018	2017
Net income	$152,683	$80,765	$219,959
Net operating income from unconsolidated joint ventures	32,413	28,888	31,053
Fee income	(28,518)	(10,089)	(8,632)
Termination fee income	(7,228)	(1,548)	(9,270)
Other income	(246)	(1,722)	(2,248)
Reimbursed expenses	4,004	3,782	3,527
General and administrative expenses	37,007	22,040	27,523
Interest expense	53,963	39,430	33,524
Depreciation and amortization	257,149	181,382	196,745
Acquisition and transaction costs	52,881	248	1,661
Other expenses	1,109	556	1,796
Gain on extinguishment of debt	—	(8)	(2,258)
Income from unconsolidated joint ventures	(12,666)	(12,224)	(47,115)
Gain on sale of investment properties	(110,761)	(5,437)	(133,059)
Net Operating Income	$431,790	$326,063	$313,206

Revenues by reportable segment, including a reconciliation to total rental property revenues on the consolidated statements of operations for years ended December 31, 2019, 2018, and 2017 are as follows (in thousands):

Year Ended December 31, 2019	Office	Mixed-Use	Total
Revenues:
Atlanta	$242,209	$8	$242,217
Austin	160,196	—	160,196
Charlotte	120,214	—	120,214
Tampa	54,216	—	54,216
Phoenix	51,586	—	51,586
Dallas	9,421	—	9,421
Other	38,732	4,630	43,362
Total segment revenues	676,574	4,638	681,212
Less: Company's share of rental property revenues from unconsolidated joint ventures	(47,823)	(4,638)	(52,461)
Total rental property revenues	$628,751	$—	$628,751

Year Ended December 31, 2018	Office	Mixed-Use	Total
Revenues:
Atlanta	$206,692	$—	$206,692
Austin	104,817	—	104,817
Charlotte	92,398	—	92,398
Phoenix	51,238	—	51,238
Tampa	49,822	—	49,822
Other	2,207	3,724	5,931
Total segment revenues	507,174	3,724	510,898
Less: Company's share of rental property revenues from unconsolidated joint ventures	(43,773)	(3,724)	(47,497)
Total rental property revenues	$463,401	$—	$463,401

Year Ended December 31, 2017	Office	Mixed-Use	Total
Revenues:
Atlanta	$180,497	$5,237	$185,734
Austin	101,222	—	101,222
Charlotte	92,242	—	92,242
Phoenix	51,209	—	51,209
Tampa	47,402	—	47,402
Orlando	24,973	—	24,973
Other	3,053	999	4,052
Total segment revenues	500,598	6,236	506,834
Less: Company's share of rental property revenues from unconsolidated joint ventures	(45,293)	(6,236)	(51,529)
Total rental property revenues	$455,305	$—	$455,305

SCHEDULE III
COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2019
($ in thousands)

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period
Description/Metropolitan Area	Encumbrances	Land and Improvements	Buildings and Improvements	Land and Improvements less Cost of Sales, Transfers and Other	Building and Improvements less Cost of Sales, Transfers and Other	Land and Improvements less Cost of Sales, Transfers and Other	Building and Improvements less Cost of Sales, Transfers and Other	Total (a)(b)	Accumulated Depreciation (a)(b)	Date of Construction/ Renovation	Date Acquired	Life on Which Depreciation in 2018 Statement of Operations is Computed (c)
OPERATING PROPERTIES
The Domain	$—	$52,511	$617,001	$—	$3,958	$52,511	$620,959	$673,470	$10,996	—	2019	40 years
Austin, TX
Terminus	194,225	49,345	410,826	—	6,592	49,345	417,418	466,763	4,028	—	2019	40 years
Atlanta, GA
Northpark	—	22,350	295,825	—	66,375	22,350	362,200	384,550	70,498	—	2014	39 years
Atlanta, GA
Corporate Center	—	7,298	272,148	17,566	47,407	24,864	319,555	344,419	39,254	—	2016	40 years
Tampa, FL
Spring & 8th	—	28,131	—	426	301,596	28,557	301,596	330,153	19,008	2015	2015	40 years
Atlanta, GA
Hayden Ferry	—	13,102	262,578	(252)	24,476	12,850	287,054	299,904	38,320	—	2016	40 years
Phoenix, AZ
Buckhead Plaza	—	35,064	234,111	—	10,070	35,064	244,181	279,245	30,028	—	2016	40 years
Atlanta, GA
The Terrace	—	27,360	247,226	—	2,571	27,360	249,797	277,157	4,992	—	2019	40 years
Austin, TX
One Eleven Congress	—	33,841	201,707	—	30,938	33,841	232,645	266,486	26,574	—	2016	40 years
Austin, TX
Bank of America Plaza	—	32,091	229,840	(147)	4,059	31,944	233,899	265,843	8,030	—	2019	40 years
Charlotte, NC
Briarlake Plaza	—	33,486	196,915	—	2,855	33,486	199,770	233,256	4,692	—	2019	40 years
Houston, TX
Fifth Third Center	140,332	22,591	180,430	—	21,404	22,591	201,834	224,425	39,706	—	2014	40 years
Charlotte, NC
San Jacinto Center	—	34,068	176,535	(579)	14,237	33,489	190,772	224,261	20,507	—	2016	40 years
Austin, TX
3344 Peachtree	—	16,110	176,153	—	20,425	16,110	196,578	212,688	23,418	—	2016	40 years
Atlanta, GA
Promenade	95,986	13,439	102,790	—	47,224	13,439	150,014	163,453	55,183	—	2011	34 years
Atlanta, GA
816 Congress	$79,987	$6,817	$89,891	$20,682	$27,198	$27,499	$117,089	$144,588	$30,234	—	2013	42 years
Austin, TX
Colorado Tower	117,085	1,600	—	20,607	120,902	22,207	120,902	143,109	31,909	2013	2013	30 years
Austin, TX
Legacy Union One	66,000	13,049	128,740	—	—	13,049	128,740	141,789	2,679	—	2019	40 years
Dallas, GA
3350 Peachtree	—	16,836	108,177	—	9,276	16,836	117,453	134,289	14,086	—	2016	40 years
Atlanta, GA
Burnett Plaza	—	28,756	90,104	(281)	1,611	28,475	91,715	120,190	2,633	—	2019	40 years
Fort Worth, TX
NASCAR Plaza	—	51	115,238	—	3,213	51	118,451	118,502	15,325	—	2016	40 years
Charlotte, NC
Tempe Gateway	—	5,893	95,130	—	6,542	5,893	101,672	107,565	12,089	—	2016	40 years
Phoenix, AZ
Domain Point	—	17,349	71,599	—	236	17,349	71,835	89,184	1,725	—	2019	40 years
Austin, TX
1200 Peachtree	—	19,495	62,836	—	—	19,495	62,836	82,331	1,333	—	2019	40 years
Atlanta, GA
111 West Rio	—	6,076	56,647	(127)	16,964	5,949	73,611	79,560	7,271	—	2017	40 years
Phoenix, AZ
3348 Peachtree	—	6,707	69,723	—	2,412	6,707	72,135	78,842	9,584	—	2016	40 years
Atlanta, GA
8000 Avalon	—	4,130	—	72	72,953	4,202	72,953	77,155	7,177	2016	2016	40 years
Atlanta, GA
5950 Sherry Lane	—	8,040	65,919	—	1,077	8,040	66,996	75,036	1,481	—	2019	40 years
Dallas, GA
The Pointe	—	9,404	54,694	—	5,954	9,404	60,648	70,052	8,881	—	2016	40 years
Tampa, FL
Harborview Plaza	—	10,800	39,136	—	7,979	10,800	47,115	57,915	5,767	—	2016	40 years
Tampa, FL
Research Park V	—	4,373	—	801	42,390	5,174	42,390	47,564	7,798	2014	1998	30 years
Austin, TX
Meridian Mark Plaza	22,978	2,219	—	—	30,500	2,219	30,500	32,719	21,933	1997	1997	30 years
Atlanta, GA
Total Operating Properties	716,593	582,382	4,651,919	58,768	953,394	641,150	5,605,313	6,246,463	577,139
S-1

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period
Description/Metropolitan Area	Encumbrances	Land and Improvements	Buildings and Improvements	Land and Improvements less Cost of Sales, Transfers and Other	Building and Improvements less Cost of Sales, Transfers and Other	Land and Improvements less Cost of Sales, Transfers and Other	Building and Improvements less Cost of Sales, Transfers and Other	Total (a)(b)	Accumulated Depreciation (a)(b)	Date of Construction/ Renovation	Date Acquired	Life on Which Depreciation in 2018 Statement of Operations is Computed (c)
HELD FOR SALE
Hearst Tower	$—	$9,977	$323,299	$—	$28,455	$9,977	$351,754	$361,731	$44,478	2013	2013
Charlotte, NC
Woodcrest	—	2,280	18,636	—	2,002	2,280	20,638	22,918	—	—	2019
Cherry Hill, NJ
Total Properties Held for Sale	—	12,257	341,935	—	30,457	12,257	372,392	384,649	44,478

PROJECTS UNDER DEVELOPMENT
Domain 12	—	12,725	138,148	—	21,100	12,725	159,248	171,973	—	2019	2019
Austin, TX
Domain 10	—	11,975	101,565	—	35,012	11,975	136,577	148,552	—	2019	2019
Austin, TX
10000 Avalon	—	5,819	—	3	83,750	5,822	83,750	89,572	—	2018	2016
Suburban Atlanta, GA
Total Projects Under Development	—	30,519	239,713	3	139,862	30,522	379,575	410,097	—

LAND
Legacy Union 2 & 3	—	22,724	—	—	—	22,724	—	22,724	—	—	2019
Dallas, GA
Domain 14 & 15	—	21,000	—	—	—	21,000	—	21,000	—	—	2019
Austin, TX
100 Mill	—	19,506	—	—	—	19,506	—	19,506	—	—	2018
Phoenix, AZ
Domain 9	—	16,640	—	—	—	16,640	—	16,640	—	—	2019
Austin, TX
901 West Peachtree	—	11,883	—	3,741	—	15,624	—	15,624	—	—	2018
Atlanta, GA
3354 Peachtree	—	13,410	—	—	—	13,410	—	13,410	—	—	2019
Atlanta, GA
Burnett Plaza - Adjacent Land	—	3,900	—	—	—	3,900	—	3,900	—	—	2019
Fort Worth, TX
The Avenue Forsyth - Adjacent Land	—	11,240	—	(7,540)	—	3,700	—	3,700	—	—	2007
Suburban Atlanta, GA
Corporate Center 5	—	—	—	356	—	356	—	356	—	—	2019
Tampa, FL
Total Commercial Land	—	120,303	—	(3,443)	—	116,860	—	116,860	—

Total Properties	$716,593	$745,461	$5,233,567	$55,328	$1,123,713	$800,789	$6,357,280	$7,158,069	$621,617

S-2

SCHEDULE III
COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2019
(in thousands)

NOTES:

(a)	Reconciliations of total real estate carrying value and accumulated depreciation for the three years ended December 31, 2019 are as follows:

	Real Estate			Accumulated Depreciation
	2019	2018	2017	2019	2018	2017
Balance at beginning of period	$4,121,286	$3,893,799	$3,814,986	$421,495	$275,977	$215,856
Additions during the period:
TIER merger	2,222,989	—	—	—	—	—
Acquisitions	542,502	48,920	62,723	—	—	—
Improvements and other capitalized costs	271,720	178,567	303,940	—	—	—
Depreciation expense	—	—	—	200,122	145,518	101,720
Total Additions	3,037,211	227,487	366,663	200,122	145,518	101,720
Deductions during the period:
Cost of real estate sold	(428)	—	(287,850)	—	—	(41,599)
Total Deductions	(428)	—	(287,850)	—	—	(41,599)
Balance at end of period	$7,158,069	$4,121,286	$3,893,799	$621,617	$421,495	$275,977

(b)	The aggregate cost for federal income tax purposes, net of depreciation, was $4.9 billion (unaudited) at December 31, 2019.

(c)
Buildings and improvements are depreciated over 30 to 42 years. Leasehold improvements and other capitalized leasing costs are depreciated over the life of the asset or the term of the lease, whichever is shorter.

S-3