Form 10-Q
period 2020-03-31
COUSINS PROPERTIES INC
filed 2020-04-30
CIK 25232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 23, 2020
Common Stock, $1 par value per share	148,539,690 shares

FORWARD-LOOKING STATEMENTS

Certain matters contained in this report are “forward-looking statements” within the meaning of the federal securities laws and are subject to uncertainties and risks, as itemized in Item 1A included in the Annual Report on Form 10-K for the year ended December 31, 2019, and as itemized herein. These forward-looking statements include information about possible or assumed future results of the business and our financial condition, liquidity, results of operations, plans, and objectives. They also include, among other things, statements regarding subjects that are forward-looking by their nature, such as:

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

•
changes in national and local economic conditions, the real estate industry, and the commercial real estate markets in which we operate, particularly in Atlanta, Austin, Charlotte, Phoenix, Tampa, and Dallas where we have high concentrations of our lease revenues, including the impact of high unemployment, volatility in the public equity and debt markets, and international economic and other conditions;

•
the impact of a public health crisis, including the COVID-19 pandemic, and the governmental and third party response to such a crisis, which may affect our key personnel, our major tenants, and the costs of operating our assets;

•
the impact of social distancing, shelter-in-place, border closings, travel restrictions, remote work requirements, and similar governmental and private measures taken to combat the spread of the COVID-19 pandemic on our operations and our tenants;

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

•	changes in the needs of our tenants brought about by the desire for co-working arrangements, trends toward utilizing less office space per employee, and the effect of telecommuting;

•	any adverse change in the financial condition of one or more of our tenants;

•	volatility in interest rates and insurance rates;

•	competition from other developers or investors;

•	the risks associated with real estate developments (such as zoning approval, receipt of required permits, construction delays, cost overruns, and leasing risk);

•	cyber security breaches;

•	changes in senior management, changes in the Board of Directors, and the loss of key personnel;

•	the potential liability for uninsured losses, condemnation, or environmental issues;

•	the potential liability for a failure to meet regulatory requirements;

•	the financial condition and liquidity of, or disputes with, joint venture partners;

•	any failure to comply with debt covenants under credit agreements;

•	any failure to continue to qualify for taxation as a real estate investment trust and meet regulatory requirements;

•	potential changes to state, local, or federal regulations applicable to our business;

•	material changes in the rates or the ability to pay dividends on common shares or other securities;

•	potential changes to the tax laws impacting REITs and real estate in general; and

•
those additional risks and factors discussed in reports filed with the Securities and Exchange Commission (“SEC”) by the Company, and those additional risks and factors discussed in reports filed with the SEC by the Company.

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

PART I — FINANCIAL INFORMATION
Item 1.    Financial Statements.
COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share and per share amounts)

	March 31, 2020	December 31, 2019
	(unaudited)
Assets:
Real estate assets:
Operating properties, net of accumulated depreciation of $633,654 and $577,139 in 2020 and 2019, respectively	$5,740,337	$5,669,324
Projects under development	368,414	410,097
Land	97,354	116,860
	6,206,105	6,196,281
Real estate assets and other assets held for sale, net of accumulated depreciation and amortization of $61,093 in 2019	—	360,582

Cash and cash equivalents	124,632	15,603
Restricted cash	1,947	2,005
Notes and accounts receivable	28,533	23,680
Deferred rents receivable	109,458	102,314
Investment in unconsolidated joint ventures	128,916	133,884
Intangible assets, net	240,286	257,649
Other assets	62,057	59,449
Total assets	$6,901,934	$7,151,447
Liabilities:
Notes payable	$1,944,034	$2,222,975
Accounts payable and accrued expenses	144,984	209,904
Deferred income	55,290	52,269
Intangible liabilities, net of accumulated amortization of $61,084 and $55,798 in 2020 and 2019, respectively	77,819	83,105
Other liabilities	120,809	134,128
Liabilities of real estate assets held for sale, net of accumulated amortization of $7,771 in 2019	—	21,231
Total liabilities	2,342,936	2,723,612
Commitments and contingencies
Equity:
Stockholders' investment:
Preferred stock, $1 par value, 20,000,000 shares authorized, 1,716,837 shares issued and outstanding in 2019	—	1,717
Common stock, $1 par value, 300,000,000 shares authorized, 151,124,621 and 149,347,382 shares issued in 2020 and 2019, respectively	151,125	149,347
Additional paid-in capital	5,538,875	5,493,883
Treasury stock at cost, 2,584,933 shares in 2020 and 2019	(148,473)	(148,473)
Distributions in excess of cumulative net income	(1,006,820)	(1,137,200)
Total stockholders' investment	4,534,707	4,359,274
Nonredeemable noncontrolling interests	24,291	68,561
Total equity	4,558,998	4,427,835
Total liabilities and equity	$6,901,934	$7,151,447

See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2020	2019
Revenues:
Rental property revenues	$189,129	$123,865
Fee income	4,732	8,728
Other	37	140
	193,898	132,733
Expenses:
Rental property operating expenses	64,538	43,487
Reimbursed expenses	521	932
General and administrative expenses	5,652	11,460
Interest expense	15,904	10,820
Depreciation and amortization	71,614	45,861
Transaction costs	365	3
Other	566	180
	159,160	112,743
Income from unconsolidated joint ventures	3,425	2,904
Gain on sales of investments in unconsolidated joint ventures	46,230	—
Gain on investment property transactions	90,916	13,111
Net income	175,309	36,005
Net income attributable to noncontrolling interests	(366)	(664)
Net income available to common stockholders	$174,943	$35,341

Net income per common share — basic	$1.19	$0.34
Net income per common share — diluted	$1.18	$0.34
Weighted average shares — basic	147,424	105,127
Weighted average shares — diluted	148,561	106,901

See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited; in thousands except per share amounts)

Three Months Ended March 31, 2020
	Preferred Stock	Common Stock	Additional Paid-In Capital	Treasury Stock	Distributions in Excess of Net Income	Stockholders’ Investment	Nonredeemable Noncontrolling Interests	Total Equity
Balance December 31, 2019	$1,717	$149,347	$5,493,883	$(148,473)	$(1,137,200)	$4,359,274	$68,561	$4,427,835
Net income (loss)	—	—	—	—	174,943	174,943	366	175,309
Common stock issued pursuant to stock based compensation	—	60	(1,325)	—	—	(1,265)	—	(1,265)
Common stock issued pursuant to unitholder redemption	(1,717)	1,719	45,032	—	—	45,034	(45,034)	—
Amortization of stock options and restricted stock, net of forfeitures	—	(1)	1,285	—	—	1,284	—	1,284
Contributions from nonredeemable noncontrolling interests	—	—	—	—	—	—	1,036	1,036
Distributions to nonredeemable noncontrolling interests	—	—	—	—	—	—	(638)	(638)
Common dividends ($0.30 per share)	—	—	—	—	(44,563)	(44,563)	—	(44,563)
Balance March 31, 2020	$—	$151,125	$5,538,875	$(148,473)	$(1,006,820)	$4,534,707	$24,291	$4,558,998

Three Months Ended March 31, 2019
	Preferred Stock	Common Stock	Additional Paid-In Capital	Treasury Stock	Distributions in Excess of Net Income	Stockholders’ Investment	Nonredeemable Noncontrolling Interests	Total Equity
Balance December 31, 2018	$1,717	$107,681	$3,934,385	$(148,473)	$(1,129,445)	$2,765,865	$55,291	$2,821,156
Net income	—	—	—	—	35,341	35,341	664	36,005
Common stock issued pursuant to stock based compensation	—	50	(954)	—	—	(904)	—	(904)
Amortization of stock options and restricted stock, net of forfeitures	—	—	607	—	—	607	—	607
Contributions from nonredeemable noncontrolling interests	—	—	—	—	—	—	2,581	2,581
Distributions to nonredeemable noncontrolling interests	—	—	—	—	—	—	(724)	(724)
Common dividends ($0.29 per share)	—	—	—	—	(30,492)	(30,492)	—	(30,492)
Balance March 31, 2019	$1,717	$107,731	$3,934,038	$(148,473)	$(1,124,596)	$2,770,417	$57,812	$2,828,229
See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in thousands)

	Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$175,309	$36,005
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales of investments in unconsolidated joint ventures	(46,230)	—
Gain on investment properties transactions	(90,916)	(13,111)
Depreciation and amortization	71,614	45,861
Amortization of deferred financing costs and premium/discount on notes payable	(216)	615
Stock-based compensation expense, net of forfeitures	1,284	607
Effect of non-cash adjustments to revenues	(13,602)	(11,933)
Income from unconsolidated joint ventures	(3,425)	(2,904)
Operating distributions from unconsolidated joint ventures	1,829	2,536
Changes in other operating assets and liabilities:
Change in other receivables and other assets, net	(13,661)	(1,720)
Change in operating liabilities, net	(69,022)	(11,455)
Net cash provided by operating activities	12,964	44,501
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from investment property sales	433,875	57,676
Proceeds from sales of investments in unconsolidated joint ventures	53,104	—
Property acquisition, development, and tenant asset expenditures	(67,983)	(122,785)
Investment in unconsolidated joint ventures	(1,238)	(5,566)
Change in notes receivable and other assets	26	(23)
Net cash provided by (used in) investing activities	417,784	(70,698)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facility	280,500	160,000
Repayment of credit facility	(532,000)	(103,600)
Repayment of notes payable	(26,849)	(2,710)
Contributions from nonredeemable noncontrolling interests	1,036	2,581
Distributions to nonredeemable noncontrolling interests	(638)	(724)
Common dividends paid	(42,561)	(27,326)
Other	(1,265)	(1,093)
Net cash provided by (used in) financing activities	(321,777)	27,128
NET INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	108,971	931
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	17,608	2,695
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$126,579	$3,626
See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)
1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of Business: Cousins Properties Incorporated (“Cousins”), a Georgia corporation, is a self-administered and self-managed real estate investment trust (“REIT”). Cousins conducts substantially all of its operations through Cousins Properties LP ("CPLP"). Cousins owns over 99% of CPLP and consolidates CPLP. CPLP owns Cousins TRS Services LLC ("CTRS"), a taxable entity which owns and manages its own real estate portfolio and performs certain real estate related services for other parties.
Cousins, CPLP, CTRS, and their subsidiaries (collectively, the "Company") develop, acquire, lease, manage, and own Class A office and mixed-use properties in Sun Belt markets with a focus on Georgia, Texas, North Carolina, Arizona, and Florida. Cousins has elected to be taxed as a REIT and intends to, among other things, distribute 100% of its net taxable income to stockholders, thereby eliminating any liability for federal income taxes under current law. Therefore, the results included herein do not include a federal income tax provision for Cousins. As of March 31, 2020, the Company's portfolio of real estate assets consisted of interests in 19.0 million square feet of office space and 310,000 square feet of mixed-use space.
Basis of Presentation: The condensed consolidated financial statements are unaudited and were prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, these financial statements reflect all adjustments necessary (which adjustments are of a normal and recurring nature) for the fair presentation of the Company's financial position as of March 31, 2020 and the results of operations for the three months ended March 31, 2020 and 2019. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of results expected for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019. The accounting policies employed are substantially the same as those shown in note 2 to the consolidated financial statements included therein.
On June 14, 2019, the Company restated and amended its articles of incorporation to effect a reverse stock split of the issued and outstanding shares of its common and preferred stock pursuant to which (1) each four shares of the Company's issued and outstanding common stock and preferred stock were combined into one share of the Company's common or preferred stock, respectively, and (2) the authorized number of the Company's common stock was proportionally reduced to 175 million shares. Fractional shares of common stock resulting from the reverse stock split were settled in cash. Fractional shares of preferred stock resulting from the reverse stock split were redeemed without payout. Immediately thereafter, the Company further amended its articles of incorporation to increase the number of authorized shares of its common stock from 175 million to 300 million shares. All shares of common stock, preferred stock, stock options, restricted stock units, and per share information presented in the condensed consolidated financial statements have been adjusted to reflect the reverse stock split on a retroactive basis for all periods presented.
For the three months ended March 31, 2020 and 2019, there were no items of other comprehensive income. Therefore, no presentation of comprehensive income is required.
The Company evaluates all partnerships, joint ventures, and other arrangements with variable interests to determine if the entity or arrangement qualifies as a variable interest entity ("VIE"), as defined in the Financial Accounting Standard Board's ("FASB") Accounting Standards Codification ("ASC"). If the entity or arrangement qualifies as a VIE and the Company is determined to be the primary beneficiary, the Company is required to consolidate the assets, liabilities, and results of operations of the VIE. At March 31, 2020, the Company had no investments or interests in any VIEs.
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
The Merger has been accounted for as a business combination with the Company as the accounting acquirer, which requires, among other things, that the assets acquired and liabilities assumed be recognized at their acquisition date fair value. The total value of the transaction is based on the closing stock price of the Company's common stock on June 13, 2019, the day immediately prior to the closing of the Merger. Based on the shares issued in the transaction, the total fair value of the assets acquired and liabilities assumed in the Merger was $1.6 billion. During the three months ended March 31, 2020 and 2019, the Company incurred expenses related to the Merger of $365,000 and $3,000, respectively.
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
The purchase price was allocated as follows (in thousands):

Real estate assets	$2,202,712
Real estate assets held for sale	21,395
Cash and cash equivalents	84,042
Restricted cash	1,947
Notes and other receivables	6,524
Investment in unconsolidated joint ventures	331
Intangible assets	141,184
Other assets	9,954
2,468,089

Notes payable	747,549
Accounts payable and accrued expenses	53,054
Deferred income	8,131
Intangible liabilities	47,988
Other liabilities	7,676
Nonredeemable noncontrolling interests	5,329
869,727

Total purchase price	$1,598,362

During the three months ended March 31, 2020, the Company recorded revenues of $51.0 million related to assets acquired in the Merger. The following unaudited supplemental pro forma information is based upon the Company's historical condensed consolidated statements of operations, adjusted as if the Merger had occurred on January 1, 2018. The supplemental pro forma information is not necessarily indicative of future results, or of actual results, that would have been achieved had the Merger been consummated on January 1, 2018.

Three Months Ended March 31, 2019
Revenues	$185,765
Net income	26,165
Net income available to common stockholders	25,870

Supplemental pro forma earnings were adjusted to exclude $3,000 of transaction costs incurred in the three months ended March 31, 2019.
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
The Company determined that all contracts and transactions associated with NS should be combined for accounting purposes, and the amounts exchanged under the combined contracts should be allocated to the various components of the overall transaction at fair value or market value as discussed below. The Company determined that the purchase of 1200 Peachtree should be recorded at fair value of $92.3 million. The Company determined that the lease with NS at the 1200 Peachtree building was at market value under ASC 842. The land sale was accounted for under ASC 610-20 and no gain or loss was recorded on the derecognition of this non-financial asset as the fair value was determined to equal the carrying amount. Consideration related to various services provided to NS, and accounted for under ASC 606, was determined to be $52.3 million and represents the negotiated market value for the services agreed to by the Company and NS in the contracts. This amount included non-cash consideration of the $10.3 million discount on the purchase of 1200 Peachtree as well as cash consideration of $5 million from the land sale contract (difference between fair value and contract amount), $5 million from the Development Agreement, and $32 million from the Consulting Agreement. Since all of the agreements and contracts above were executed for the purpose of delivering and constructing a corporate headquarters for NS and all of the services and deliverables are highly interdependent, the Company determined that the services represent a single performance obligation under ASC 606.
The Company determined that control of the services to be provided is being transferred over time and, thus, the Company must recognize the $52.3 million contract price in revenue as it satisfies the performance obligation. The Company determined that the inputs method of measuring progress of satisfying the performance obligation was the most appropriate method of recognizing revenue for the services component. Therefore, the Company began recognizing revenue in the quarter ended March 31, 2019, and will recognize future revenue based upon the time spent by the Company’s employees in providing these services as compared to the total estimated time required to satisfy the performance obligation. During the three months ended March 31, 2020 and 2019, the Company recognized $3.7 million and $6.6 million, respectively, in fee income in its condensed consolidated statements of operations related to the services provided to NS. As of March 31, 2020 and December 31, 2019, the Company had deferred income included in the consolidated balance sheet of $9.9 million and $11.3 million, respectively, related to NS.
4. REAL ESTATE TRANSACTIONS
During March 2020, the Company sold Hearst Tower, a 966,000 square foot office building in Charlotte, North Carolina that was included in the Company's Charlotte/Office operating segment, for a gross purchase price of $455.5 million. This transaction was triggered by the exercise of a purchase option by the building's primary lessee. The Company recognized a gain of $90.9 million on the sale of Hearst Tower.
During February 2020, as part of the Company's strategy in regards to disposal of non-core assets, the Company sold Woodcrest, a 386,000 square foot office property in Cherry Hill, New Jersey that was included in the Company's Other/Office operating segment, for a gross purchase price of $25.3 million. The Company acquired Woodcrest in the Merger with TIER and did not record any gain or loss on the sale of Woodcrest.
During February 2019, the Company sold air rights that cover eight acres in Downtown Atlanta for a gross sales price of $13.3 million and recorded a gain of $13.1 million.
5. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES
The following information summarizes financial data and principal activities of the Company's unconsolidated joint ventures. The information included in the following table entitled summary of financial position is as of March 31, 2020 and December 31, 2019 (in thousands). The information included in the summary of operations table is for the three months ended March 31, 2020 and 2019 (in thousands):

	Total Assets		Total Debt		Total Equity		Company’s Investment
SUMMARY OF FINANCIAL POSITION:	2020	2019	2020	2019	2020	2019	2020		2019
DC Charlotte Plaza LLLP	$179,082	$179,694	$—	$—	$92,162	$90,373	$48,807		$48,058
Austin 300 Colorado Project, LP	140,520	112,630	42,226	21,430	68,145	68,101	37,239		36,846
AMCO 120 WT Holdings, LLC	79,703	77,377	—	—	74,908	70,696	14,146		13,362
Carolina Square Holdings LP	102,523	114,483	76,074	75,662	24,735	25,184	13,816		14,414
HICO Victory Center LP	15,543	16,045	—	—	15,479	15,353	10,460		10,373
Charlotte Gateway Village, LLC	—	109,675	—	—	—	106,651	—		6,718
Wildwood Associates	—	11,061	—	—	—	10,978	—		(521)	(1)
Crawford Long - CPI, LLC	30,069	28,459	67,543	67,947	(39,215)	(40,250)	(18,708)	(1)	(19,205)	(1)
Other	8,899	8,879	—	—	7,353	7,318	4,448		4,113
	$556,339	$658,303	$185,843	$165,039	$243,567	$354,404	$110,208		$114,158

	Total Revenues		Net Income (Loss)		Company's Share of Income (Loss)
SUMMARY OF OPERATIONS:	2020	2019	2020	2019	2020	2019
Charlotte Gateway Village, LLC	$6,572	$6,743	$3,296	$2,524	$1,647	$1,262
DC Charlotte Plaza LLLP	5,276	410	1,789	410	750	205
Crawford Long - CPI, LLC	3,343	3,129	1,035	889	497	424
Carolina Square Holdings LP	3,706	3,294	530	170	254	58
HICO Victory Center LP	126	130	126	130	63	62
Austin 300 Colorado Project, LP	98	126	44	72	22	36
Terminus Office Holdings LLC	—	11,797	—	1,831	—	880
AMCO 120 WT Holdings, LLC	138	—	(509)	(10)	(141)	—
Other	196	32	61	(39)	333	(23)
	$19,455	$25,661	$6,372	$5,977	$3,425	$2,904

(1) Negative bases are included in deferred income on the condensed consolidated balance sheets.
In March 2020, the Company sold its interest in Charlotte Gateway Village, LLC ("Gateway"), which owned a 1.1 million square foot office building in Charlotte, North Carolina, to its partner for a gross purchase price of $52.2 million. The sale was triggered by the exercise of the partner's purchase option and the proceeds from this sale represent a 17% internal rate of return for the Company on its invested capital, as stipulated in the partnership agreement. The Company recognized a gain of $44.9 million on the sale of its interest in Gateway.
In February 2020, as part of its strategy in regards to disposal of non-core assets, the Company sold its remaining interest in the Wildwood Associates joint venture, which owned a 6.3 acre parcel of land in Atlanta, to its venture partner for a gross purchase price of $900,000. The Company recognized a gain of $1.3 million on the sale of its interest in Wildwood Associates, which included elimination of the remaining negative basis in the joint venture of $520,000.
In April 2020, the Carolina Square Holdings LP joint venture executed an amendment for its associated construction loan, extending the maturity date from May 2020 to May 2021 and reducing the spread over LIBOR from 1.90% to 1.25%.
6. INTANGIBLE ASSETS
Intangible assets on the balance sheets as of March 31, 2020 and December 31, 2019 included the following (in thousands):

	2020	2019
In-place leases, net of accumulated amortization of $178,757 and $163,867 in 2020 and 2019, respectively	$187,870	$202,760
Above-market tenant leases, net of accumulated amortization of $28,892 and $26,487 in 2020 and 2019, respectively	33,295	35,699
Below-market ground lease, net of accumulated amortization of $966 and $897 in 2020 and 2019, respectively	17,447	17,516
Goodwill	1,674	1,674
	$240,286	$257,649

The carrying amount of goodwill did not change during the three months ended March 31, 2020 and 2019.

7. OTHER ASSETS
Other assets on the condensed consolidated balance sheets as of March 31, 2020 and December 31, 2019 included the following (in thousands):

	2020	2019
Predevelopment costs and earnest money	$19,491	$25,586
Furniture, fixtures and equipment, leasehold improvements, and other deferred costs, net of accumulated depreciation of $30,039 and $29,131 in 2020 and 2019, respectively	17,890	17,791
Prepaid expenses and other assets	15,036	5,924
Lease inducements, net of accumulated amortization of $2,563 and $2,333 in 2020 and 2019, respectively	5,500	5,632
Line of credit deferred financing costs, net of accumulated amortization of $3,328 and $2,952 in 2020 and 2019, respectively	4,140	4,516
	$62,057	$59,449

8. NOTES PAYABLE
The following table summarizes the terms of notes payable outstanding at March 31, 2020 and December 31, 2019 ($ in thousands):

Description	Interest Rate	Maturity (1)	2020	2019
Unsecured Notes:
Credit Facility, Unsecured	2.04%	2023	$—	$251,500
Term Loan, Unsecured	2.19%	2021	250,000	250,000
2019 Senior Notes, Unsecured	3.95%	2029	275,000	275,000
2017 Senior Notes, Unsecured	3.91%	2025	250,000	250,000
2019 Senior Notes, Unsecured	3.86%	2028	250,000	250,000
2019 Senior Notes, Unsecured	3.78%	2027	125,000	125,000
2017 Senior Notes, Unsecured	4.09%	2027	100,000	100,000
			1,250,000	1,501,500
Secured Mortgage Notes:
Fifth Third Center	3.37%	2026	139,522	140,332
Terminus 100	5.25%	2023	117,375	118,146
Colorado Tower	3.45%	2026	116,486	117,085
Promenade	4.27%	2022	95,152	95,986
816 Congress	3.75%	2024	79,554	79,987
Terminus 200	3.79%	2023	75,654	76,079
Legacy Union One	4.24%	2023	66,000	66,000
Meridian Mark Plaza	6.00%	2020	—	22,978
			689,743	716,593
			$1,939,743	$2,218,093

Unamortized premium			10,323	11,239
Unamortized loan costs			(6,032)	(6,357)
Total Notes Payable			$1,944,034	$2,222,975
(1) Weighted average maturity of notes payable outstanding at March 31, 2020 was 5.7 years.
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

The interest rate applicable to the Credit Facility varies according to the Company's leverage ratio, and may, at the election of the Company, be determined based on either (1) the current London Interbank Offering Rate ("LIBOR") plus a spread of between 1.05% and 1.45%, or (2) the greater of Bank of America's prime rate, the federal funds rate plus 0.50%, or the one-month LIBOR plus 1.0% (the "Base Rate"), plus a spread of between 0.10% or 0.45%, based on leverage.
At March 31, 2020, the Credit Facility's spread over LIBOR was 1.05%. The amount that the Company may draw under the Credit Facility is a defined calculation based on the Company's unencumbered assets and other factors. The total available borrowing capacity under the Credit Facility was $1.0 billion at March 31, 2020.
Term Loan
The Company has a $250 million unsecured term loan (the "Term Loan") that matures on December 2, 2021. The Term Loan has financial covenants consistent with those of the Credit Facility. The interest rate applicable to the Term Loan varies according to the Company’s leverage ratio and may, at the election of the Company, be determined based on either (1) the current LIBOR plus a spread of between 1.20% and 1.70%, based on leverage or (2) the greater of Bank of America's prime rate, the federal funds rate plus 0.50%, or the one-month LIBOR plus 1.00% (the “Base Rate”), plus a spread of between 0.00% and 0.75%, based on leverage. At March 31, 2020, the Term Loan's spread over LIBOR was 1.20%.
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
Mortgage Notes
On February 3, 2020, the Company prepaid in full, without penalty, the $23.0 million Meridian Mark Plaza mortgage note.
Other Debt Information
At March 31, 2020 and December 31, 2019, the estimated fair value of the Company’s notes payable were $2.0 billion and $2.3 billion, respectively, calculated by discounting the debt's remaining contractual cash flows at estimated rates at which similar loans could have been obtained at March 31, 2020 and December 31, 2019. The estimate of the current market rate, which is the most significant input in the discounted cash flow calculation, is intended to replicate debt of similar maturity and loan-to-value relationship. These fair value calculations are considered to be Level 2 under the guidelines as set forth in ASC 820 as the Company utilizes market rates for similar type loans from third party brokers.
For the three months ended March 31, 2020 and 2019, interest expense was recorded as follows (in thousands):

	2020	2019
Total interest incurred	$21,213	$11,835
Interest capitalized	(5,309)	(1,015)
Total interest expense	$15,904	$10,820

9. OTHER LIABILITIES
Other liabilities on the condensed consolidated balance sheets as of March 31, 2020 and December 31, 2019 included the following (in thousands):

	2020	2019
Ground lease liability	$59,277	$59,379
Prepaid rent	30,841	33,428
Security deposits	12,900	13,545
Restricted stock unit liability	6,169	16,592
Other liabilities	11,622	11,184
	$120,809	$134,128

10. COMMITMENTS AND CONTINGENCIES
Commitments
At March 31, 2020, the Company had outstanding performance bonds totaling $1.1 million. As a lessor, the Company had $237.1 million in future obligations under leases to fund tenant improvements and other future construction obligations at March 31, 2020.
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
Contingencies
Recent events related to the COVID-19 pandemic and the actions taken to contain it have created substantial uncertainty for all businesses, including the Company. The Company’s financial statements as of and for the three months ended March 31, 2020 have been prepared in light of these circumstances. We have continued to follow the policies described in our footnotes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, including those related to impairment and estimates of the likelihood of collectibility of amounts due from tenants. While the results of our current analysis did not result in any impairments or material valuation adjustments to amounts due from tenants as of March 31, 2020, circumstances related to the COVID-19 pandemic may result in recording impairments or material valuation adjustments to amounts due from tenants in future periods.
While the Company has not been obligated contractually or by law to provide its tenants with rent relief related to COVID-19, it will recognize any associated rent reductions in the period during which those obligations occur. Otherwise any COVID-19 related changes in negotiated rents or leasing terms will be accounted for as lease modifications and the Company will recognize the effects over time.
11.    STOCKHOLDERS' EQUITY
In the first quarter of 2020, the Company issued 1.7 million shares of common stock in connection with the redemption of 1.7 million limited partnership units in CPLP. Each of the redeemed limited partnership units in CPLP was "paired" with a share of limited voting preferred stock with a par value of $1 per share. The shares of limited voting preferred stock were automatically redeemed by Cousins without consideration when their paired limited partnership unit in CPLP was redeemed. Holders of limited voting preferred stock are entitled to one vote on the following matters only: the election of directors, any proposed amendment of the Company's Articles of Incorporation, any merger or other business combination of the Company, any sale of substantially all of the Company's assets, and any liquidation of the Company. Holders of limited voting preferred stock are not entitled to any dividends or distributions and the limited voting preferred stock is not convertible into or exchangeable for any other property or securities of the Company.

As of March 31, 2020, the Company had no preferred stock outstanding.
12. STOCK-BASED COMPENSATION
The Company has several types of stock-based compensation — stock options, restricted stock, and restricted stock units (“RSUs”).
The Company's compensation expense for the three months ended March 31, 2020 relates to restricted stock and RSUs awarded in 2017, 2018, 2019, and 2020. Restricted stock and the 2020 RSUs are equity-classified awards for which the compensation expense per share is fixed. The 2018 and 2019 RSUs are liability-classified awards for which the expense fluctuates from period to period dependent, in part, on both the Company's stock price and on the Company's stock performance relative to its peers. For the three months ended March 31, 2020 and 2019, stock-based compensation expense, net of forfeitures, was recorded as follows (in thousands):

	2020	2019
Equity-classified awards	$1,284	$607
Liability-classified awards	(1,020)	4,921
Total stock-based compensation expense, net of forfeitures	$264	$5,528

On April 23, 2019, the Company's stockholders approved the Cousins Properties Incorporated 2019 Omnibus Incentive Stock Plan (the "2019 Plan"). The Company also maintains the Cousins Properties Incorporated 2009 Incentive Stock Plan (the "2009 Plan") and the Cousins Properties Incorporated 2005 Restricted Stock Unit Plan (the “RSU Plan”), although no further issuances are permitted under the 2009 plan or RSU Plan.
Under the 2019 Plan, during the three months ended March 31, 2020, the Company made restricted stock grants of 71,421 shares to key employees, which vest ratably over a three-year period. Also under the 2019 Plan, during the three months ended March 31, 2020, the Company awarded two types of RSUs to key employees based on the following metrics: (1) Total Stockholder Return of the Company, as defined in the 2019 Plan, as compared to the companies in the SNL US REIT Office index (“Market-based RSUs”), and (2) the ratio of cumulative funds from operations (“FFO”) per share to targeted cumulative FFO per share (“Performance-based RSUs”), as defined in the 2019 Plan. The measurement period for both awards is January 1, 2020 to December 31, 2022, and the targeted units awarded of Market-based RSUs and Performance-based RSUs was 71,038 and 30,447, respectively. The ultimate settlement of these awards can range from 0% to 200% of the targeted number of units depending on the achievement of the market and performance metrics described above. These RSU awards cliff vest on December 31, 2022 and are to be settled in the Company’s common stock with settlement dependent on attainment of required service, market, and performance criteria. The number of RSUs vesting will be determined by the Compensation Committee. The Company expenses an estimate of the fair value of the Market-based RSUs, calculated using a Monte Carlo valuation at grant date, ratably over the vesting period, adjusting for forfeitures when they occur. The Performance-based RSUs are expensed over the vesting period based on the Company’s share price on the grant date. The expense is recognized ratably over the vesting period and adjusted each quarter based on the number of shares expected to vest and for forfeitures when they occur. Dividend equivalents on the Market-based RSUs and the Performance-based RSUs will also be settled in shares of the Company’s common stock based upon the number of units vested.
The company’s stock compensation for stock options, restricted stock, and RSUs granted in 2018 and 2019 is described in note 15 of the notes to consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.
13. REVENUE RECOGNITION
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

For the three months ended March 31, 2020 and 2019, the Company recognized rental property revenues of $189.1 million and $123.9 million, respectively, of which $54.1 million and $32.6 million, respectively, represented variable rental revenue. For the three months ended March 31, 2020 and 2019, the Company recognized fee and other revenue of $4.8 million and $8.9 million, respectively.

14. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Earnings per Common Share - basic:
Numerator:
Net income	$175,309	$36,005
Net income attributable to noncontrolling interests in CPLP from continuing operations	(302)	(588)
Net income attributable to other noncontrolling interests	(64)	(76)
Net income available to common stockholders	$174,943	$35,341

Denominator:
Weighted average common shares - basic	147,424	105,127
Net income per common share - basic	$1.19	$0.34

Earnings per common share - diluted:
Numerator:
Net income	$175,309	$36,005
Net income attributable to other noncontrolling interests	(64)	(76)
Net income available for common stockholders before allocation of net income attributable to noncontrolling interests in CPLP	$175,245	$35,929

Denominator:
Weighted average common shares - basic	147,424	105,127
Add:
Potential dilutive common shares - stock options	15	30
Potential dilutive common shares - restricted stock units, less shares assumed purchased at market price	2	—
Weighted average units of CPLP convertible into common shares	1,120	1,744
Weighted average common shares - diluted	148,561	106,901
Net income per common share - diluted	$1.18	$0.34

Antidilutive restricted stock units, less share assumed purchased at market price	3	—

For the three months ended March 31, 2020, 3,000 restricted stock units, less shares assumed purchased at market price, were not included in the diluted weighted average common shares because they would have been antidilutive for the period presented. These restricted stock units could be dilutive in the future.

15. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - SUPPLEMENTAL INFORMATION
Supplemental information related to the cash flows, including significant non-cash activity affecting the condensed consolidated statement of cash flows, for the three months ended March 31, 2020 and 2019 is as follows (in thousands):

	2020	2019
Interest paid	$27,288	$31,601
Non-Cash Activity:
Transfers from projects under development to operating properties	95,185	—
Common stock dividends declared and accrued	44,563	30,492
Transfer from land held and other assets to projects under development	29,121	—
Change in accrued property, acquisition, development, and tenant expenditures	13,845	11,085
Ground lease right-of-use assets and associated liabilities	—	56,294
Non-cash consideration for property acquisition	—	10,071

The following table provides a reconciliation of cash, cash equivalents, and restricted cash recorded on the condensed consolidated balance sheets to cash, cash equivalents, and restricted cash in the condensed consolidated statements of cash flows (in thousands):

	March 31, 2020	December 31, 2019
Cash and cash equivalents	$124,632	$15,603
Restricted cash	1,947	2,005
Total cash, cash equivalents, and restricted cash	$126,579	$17,608

16. REPORTABLE SEGMENTS
The Company's segments are based on its method of internal reporting, which classifies operations by property type and geographical area. The segments by property type are: Office and Mixed-Use. The segments by geographical region are: Atlanta, Austin, Charlotte, Dallas, Phoenix, Tampa, and Other. Included in Other is a property in Cherry Hill, New Jersey that was sold in February 2020 and properties located in Chapel Hill, Fort Worth, and Houston. These reportable segments represent an aggregation of operating segments reported to the Chief Operating Decision Maker based on similar economic characteristics that include the type of property and the geographical location. Each segment includes both consolidated operations and the Company's share of unconsolidated joint venture operations.
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
Segment net income, amount of capital expenditures, and total assets are not presented in the following tables because management does not utilize these measures when analyzing its segments or when making resource allocation decisions. Information on the Company's segments along with a reconciliation of NOI to net income for the three months ended March 31, 2020 and 2019 are as follows (in thousands):

Three Months Ended March 31, 2020	Office	Mixed-Use	Total
Net Operating Income:
Atlanta	$44,855	$(60)	$44,795
Austin	29,294	—	29,294
Charlotte	22,113	—	22,113
Dallas	3,639	—	3,639
Phoenix	9,793	—	9,793
Tampa	8,144	—	8,144
Other	9,128	876	10,004
Total Net Operating Income	$126,966	$816	$127,782

Three Months Ended March 31, 2019	Office	Mixed-Use	Total
Net Operating Income:
Atlanta	$37,399	$—	$37,399
Austin	15,948	—	15,948
Charlotte	15,808	—	15,808
Phoenix	9,491	—	9,491
Tampa	7,988	—	7,988
Other	230	867	1,097
Total Net Operating Income	$86,864	$867	$87,731

The following reconciles Net Operating Income to Net Income for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2020	2019
Net Operating Income	$127,782	$87,731
Net operating income from unconsolidated joint ventures	(6,035)	(7,873)
Fee income	4,732	8,728
Termination fee income	2,844	520
Other income	37	140
Reimbursed expenses	(521)	(932)
General and administrative expenses	(5,652)	(11,460)
Interest expense	(15,904)	(10,820)
Depreciation and amortization	(71,614)	(45,861)
Transaction costs	(365)	(3)
Other expenses	(566)	(180)
Income from unconsolidated joint ventures	3,425	2,904
Gain on sales of investments in unconsolidated joint ventures	46,230	—
Gain on investment property transactions	90,916	13,111
Net Income	$175,309	$36,005

Revenues by reportable segment, including a reconciliation to total rental property revenues on the condensed consolidated statements of operations, for three months ended March 31, 2020 and 2019 are as follows (in thousands):

Three Months Ended March 31, 2020	Office	Mixed-Use	Total
Revenues:
Atlanta	$65,877	$35	$65,912
Austin	48,747	—	48,747
Charlotte	34,537	—	34,537
Dallas	4,471	—	4,471
Phoenix	13,159	—	13,159
Tampa	14,112	—	14,112
Other	16,494	1,262	17,756
Total segment revenues	197,397	1,297	198,694
Less Company's share of rental property revenues from unconsolidated joint ventures	(8,268)	(1,297)	(9,565)
Total rental property revenues	$189,129	$—	$189,129

Three Months Ended March 31, 2019	Office	Mixed-Use	Total
Revenues:
Atlanta	$57,468	$—	$57,468
Austin	28,092	—	28,092
Charlotte	23,386	—	23,386
Tampa	12,971	—	12,971
Phoenix	13,003	—	13,003
Other	546	1,181	1,727
Total segment revenues	135,466	1,181	136,647
Less Company's share of rental property revenues from unconsolidated joint ventures	(11,601)	(1,181)	(12,782)
Total rental property revenues	$123,865	$—	$123,865

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview:
Cousins Properties Incorporated ("Cousins") (and collectively, with its subsidiaries, the "Company," "we," "our," or "us") is a publicly traded (NYSE: CUZ), self-administered, and self-managed real estate investment trust, or REIT. Cousins conducts substantially all of its business through Cousins Properties, LP ("CPLP"). Cousins owns over 99% of CPLP and consolidates CPLP. CPLP owns Cousins TSR Services LLC, a taxable entity which owns and manages its own real estate portfolio and performs certain real estate related services for other parties. Our strategy is to create value for our stockholders through ownership of the premier urban office portfolio in the Sun Belt markets, with a particular focus on Georgia, Texas, North Carolina, Arizona, and Florida. This strategy is based on a disciplined approach to capital allocation that includes strategic acquisitions, selective development projects, and timely dispositions of non-core assets. This strategy is also based on a simple, flexible, and low-leveraged balance sheet that allows us to pursue investment opportunities at the most advantageous points in the cycle. To implement this strategy, we leverage our strong local operating platforms within each of our major markets.
Consistent with this strategy, on June 14, 2019, we merged with TIER REIT, Inc. ("TIER") in a stock-for-stock transaction (the "Merger"). As a result, we acquired interests in nine operating properties containing 5.8 million square feet of space, two office properties under development that are expected to add 620,000 square feet of space upon completion, and seven strategically located land parcels on which up to 2 million square feet of additional space may be developed. As a part of this transaction, we issued $650 million in senior unsecured debt at a weighted average interest rate of 3.88%, which effectively replaced the majority of the TIER debt assumed in the Merger. We believe that this merger creates a company with an attractive portfolio of trophy office assets balanced across the premier Sun Belt markets. We believe that the Merger will enhance our position in our existing markets of Austin and Charlotte, provide a strategic entry into Dallas, and balance our exposure in Atlanta. The Merger is also expected to enhance growth and to provide value-add opportunities as a result of TIER's active and attractive development portfolio and land bank. As of March 31, 2020, our portfolio of real estate assets consisted of interests in 35 operating properties (34 office and one mixed-use), containing 19.4 million square feet of space, and six projects (five office and one mixed-use) under active development.
During the first quarter of 2020 we completed sales of three operating office properties. We sold Hearst Tower, a 966,000 square foot office building in Charlotte, North Carolina for gross proceeds of $455.5 million, recognizing a gain of $90.9 million on the sale. We sold our interest in Charlotte Gateway Village, LLC, which owned a 1.1 million square foot office building in Charlotte, North Carolina, to our venture partner for a gross purchase price of $52.2 million, recognizing a gain of $44.9 million on the sale. We sold Woodcrest, a non-strategic asset in Cherry Hill, New Jersey, for $25.3 million. We acquired Woodcrest in the Merger with TIER and did not record any gain or loss on its sale.
During the quarter, we leased or renewed 476,000 square feet of office space. The weighted average net effective rent of these leases, representing base rent less operating expense reimbursements and leasing costs, was $25.01 per square foot. For those leases that were previously occupied within the past year, net effective rent increased 26.9%. Same property net operating income (defined below) for consolidated properties and our share of unconsolidated properties increased by 3.2% between the three months ended March 31, 2020 and 2019.
On June 14, 2019, we restated and amended our articles of incorporation to effect a reverse stock split of the issued and outstanding shares of its common stock pursuant to which, (1) each four shares of our issued and outstanding common stock and preferred stock were combined into one share of our common stock or preferred stock, as applicable, and (2) the authorized number of our common stock was proportionally reduced to 175 million shares. Fractional shares of common stock resulting from the reverse stock split were settled in cash. Fractional shares of preferred stock resulting from the reverse stock split were redeemed without payout. Immediately thereafter, we further amended our articles of incorporation to increase the number of authorized shares of our common stock from 175 million to 300 million shares.

On a regular basis we review and, as appropriate, revise our corporate contingency plan, which addresses the steps necessary to respond to an unexpected interruption of business, including the unavailability of our corporate office space. In light of the increasing reports regarding the threat presented by COVID-19, and in accordance with the advice of the CDC, we confirmed our readiness to adjust to teleworking if appropriate. Throughout the month of March, our tenants widely adopted teleworking for their office employees, as we increased our janitorial cleaning protocols in our buildings. The rental obligations under our space leases have not been materially affected by the COVID-19 pandemic to date, and any requests for rent adjustments are addressed on a case-by-case basis. We also have worked closely with essential vendors, including the contractors and others involved in our development projects, to assess potential impact of appropriate and necessary distancing measures upon our operations and our development delivery timelines.

Although the impact to our business of the COVID-19 pandemic has not been severe to date, the long-term impact of the pandemic on our tenants and the world-wide economy is uncertain and will depend on the scope, severity, and duration of the pandemic. A prolonged economic downturn resulting from the pandemic could adversely affect many of our tenants, which could, in turn, adversely impact our business, financial condition, and results of operations.
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

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
Rental Property Revenues
Same Property	$114,383	$113,468	$915	0.8%
Legacy TIER Properties	51,011	—	51,011	100.0%
Other Non-Same Properties	23,735	10,397	13,338	128.3%
Total Rental Property Revenues	$189,129	$123,865	$65,264	52.7%

Rental Property Operating Expenses
Same Property	$38,233	$40,342	$(2,109)	(5.2)%
Legacy TIER Properties	18,980	—	18,980	100.0%
Other Non-Same Properties	7,325	3,145	4,180	132.9%
Total Rental Property Operating Expenses	$64,538	$43,487	$21,051	48.4%

Net Operating Income
Same Property NOI	$74,722	$72,593	$2,129	2.9%
Legacy TIER Properties	31,956	—	31,956	100.0%
Other Non-Same Properties	15,069	7,265	7,804	107.4%
Total NOI	$121,747	$79,858	$41,889	52.5%
Same property rental property operating expenses decreased in the three month period primarily due to a settlement that resulted in the recovery of previously incurred legal expenses at 3344 Peachtree.
Revenues and expenses for Legacy TIER properties represent amounts recorded for the properties acquired in the Merger.
Revenues and expenses of Other Non-Same Properties increased in the three month period primarily as a result of the addition of 1200 Peachtree in March 2019 and of Terminus, which was consolidated in October 2019 when we purchased our partner's interest in Terminus Office Holdings LLC ("TOH").
Fee Income
Fee income decreased $4.0 million (46%) between the 2020 and 2019 three month period. The decrease is primarily driven by fee income related to the transactions with NS.
General and Administrative Expenses
General and administrative expenses decreased $5.8 million (51%) between the 2020 and 2019 three month period. These decreases are primarily driven by long-term compensation expense decreases as a result of fluctuations in our common stock price for our liability-classified awards.

Interest Expense
Interest expense, net of amounts capitalized, increased $5.1 million (47%) between the 2020 and 2019 three month periods. The increase in the three month periods is due to interest incurred on the unsecured senior notes that were issued on June 19, 2019 and an increase in the average outstanding balance on our credit facility.
Depreciation and Amortization

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
Depreciation and Amortization
Same Property	$40,353	$41,209	$(856)	(2.1)%
Legacy TIER Properties	24,483	—	24,483	100.0%
Other Non-Same Properties	6,571	4,196	2,375	56.6%
Non-Real Estate Assets	207	456	(249)	(54.6)%
Total Depreciation and Amortization	$71,614	$45,861	$25,753	56.2%
Depreciation and amortization for Legacy TIER properties represent amounts recorded on the properties acquired in the Merger.
Depreciation and amortization of Other Non-Same Properties increased in the three month periods primarily as a result of addition of 1200 Peachtree in March 2019 and of Terminus, which was consolidated in the October 2019 when we purchased our partner's interest in TOH.
Transaction Costs
Transaction costs for the three months ended March 31, 2020 and 2019 primarily relate to the Merger. These costs include financial advisory, legal, accounting, severance, and other costs of combining our operations with TIER.
Income from Unconsolidated Joint Ventures
Income from unconsolidated joint ventures consisted of the Company's share of the following (in thousands):

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
Net operating income	$6,035	$7,873	$(1,838)	(23.3)%
Termination fee income	1	3	(2)	(66.7)%
Other income, net	68	36	32	88.9%
Depreciation and amortization	(2,347)	(3,254)	907	(27.9)%
Interest expense	(650)	(1,754)	1,104	(62.9)%
Net gain on sale of investment property	318	—	318	100.0%
Income from unconsolidated joint ventures	$3,425	$2,904	$521	17.9%
Net operating income, depreciation and amortization, and interest expense from unconsolidated joint ventures decreased between the three month periods primarily due to the consolidation of Terminus in October 2019 when we purchased our partner's interest in TOH.
Gain on Sales of Investments in Unconsolidated Joint Ventures
The gain on sales of investments in unconsolidated joint ventures for the three months ended March 31, 2020 includes the sale of our interests in the Wildwood Associates and Gateway Village joint ventures. The capitalization rate of Gateway Village was not a determinant of the sales price as, per the joint venture agreement, our interest was valued at a 17% internal rate of return on our invested capital. There was no capitalization rate associated with the sale of our interest in the Wildwood Associates joint venture as the underlying asset was land.
Gain on Investment Property Transactions
The gain on investment property transactions for the three months ended March 31, 2020 includes the sale of Hearst Tower. The combined sales prices of the Hearst Tower and Woodcrest dispositions represented a weighted average capitalization rate of 5.1%. Capitalization rates are calculated by dividing projected annualized NOI by the sales price.
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
FFO is used by industry analysts and investors as a supplemental measure of a REIT’s operating performance. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry investors and analysts have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. Thus, NAREIT created FFO as a supplemental measure of REIT operating performance that excludes historical cost depreciation, among other items, from GAAP net income. The use of FFO, combined with the required primary GAAP presentations, has been fundamentally beneficial, improving the understanding of operating results of REITs among the investing public and making comparisons of REIT operating results more meaningful. Company management evaluates operating performance in part based on FFO. Additionally, we use FFO, along with other measures, to assess performance in connection with evaluating and granting incentive compensation to its officers and other key employees. The reconciliation of net income to FFO is as follows for the three months ended March 31, 2020 and 2019 (in thousands, except per share information):

	Three Months Ended March 31,
	2020			2019
	Dollars	Weighted Average Common Shares	Per Share Amount	Dollars	Weighted Average Common Shares	Per Share Amount
Net Income Available to Common Stockholders	$174,943	147,424	$1.19	$35,341	105,127	$0.34
Noncontrolling interest related to unitholders	302	1,120	(0.01)	588	1,744	—
Conversion of stock options	—	15	—	—	30	—
Conversion of unvested restricted stock units	—	2	—	—	—	—

Net Income — Diluted	175,245	148,561	1.18	35,929	106,901	0.34
Depreciation and amortization of real estate assets:
Consolidated properties	71,406	—	0.48	45,405	—	0.42
Share of unconsolidated joint ventures	2,347	—	0.02	3,254	—	0.03
Partners' share of real estate depreciation	(149)	—	—	(96)	—	—
(Gain) loss on sale of depreciated properties:
Consolidated properties	(90,916)	—	(0.61)	21	—	—
Share of unconsolidated joint ventures	(318)	—	—	—	—	—
Investments in unconsolidated joint ventures	(44,894)	—	(0.31)	—	—	—
Funds From Operations	$112,721	148,561	$0.76	$84,513	106,901	$0.79

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

The following table reconciles NOI for consolidated properties to net income for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2020	2019
Net income	$175,309	$36,005
Fee income	(4,732)	(8,728)
Termination fee income	(2,844)	(520)
Other income	(37)	(140)
Reimbursed expenses	521	932
General and administrative expenses	5,652	11,460
Interest expense	15,904	10,820
Depreciation and amortization	71,614	45,861
Transaction costs	365	3
Other expenses	566	180
Income from unconsolidated joint ventures	(3,425)	(2,904)
Gain on sale of investments in unconsolidated joint ventures	(46,230)	—
Gain on investment property transactions	(90,916)	(13,111)
Net Operating Income	$121,747	$79,858
Liquidity and Capital Resources
Our primary short-term and long-term liquidity needs include the following:

•	property and land acquisitions;

•	expenditures on development projects;

•	building improvements, tenant improvements, and leasing costs;

•	principal and interest payments on indebtedness; and

•	common stock dividends.
We may satisfy these needs with one or more of the following:

•	cash and cash equivalents on hand;

•	net cash from operations;

•	proceeds from the sale of assets;

•	borrowings under our credit facility;

•	proceeds from mortgage notes payable;

•	proceeds from construction loans;

•	proceeds from unsecured loans;

•	proceeds from offerings of equity securities; and

•	joint venture formations.
As of March 31, 2020, we had available to us the entire $1.0 billion borrowing capacity under our Credit Facility and $124.6 million of cash and cash equivalents. While we expect to have sufficient liquidity to meet our obligations for the foreseeable future, the COVID-19 outbreak and associated responses could adversely impact our future cash flows and financial condition.

Contractual Obligations and Commitments
The following table sets forth information as of March 31, 2020 with respect to our outstanding contractual obligations and commitments (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 years
Contractual Obligations:
Company debt:
Unsecured credit facility (1)	$—	$—	$—	$—	$—
Unsecured senior notes	1,000,000	—	—	—	1,000,000
Term loan	250,000	—	250,000	—	—
Mortgage notes payable	689,743	11,850	118,769	332,242	226,882
Interest commitments (2)	417,824	61,740	114,325	98,543	143,216
Ground leases	224,400	3,567	12,283	5,391	203,159
Other operating leases	342	187	155	—	—
Total contractual obligations	$2,582,309	$77,344	$495,532	$436,176	$1,573,257
Commitments:
Unfunded tenant improvements and construction obligations	$237,100	$192,464	$44,636	$—	$—
Performance bonds	1,102	1,095	7	—	—
Total commitments	$238,202	$193,559	$44,643	$—	$—

(1)	As of March 31, 2020, the entire $1.0 billion borrowing capacity was available to us under our Credit Facility.

(2)	Interest on variable rate obligations is based on rates effective as of March 31, 2020.
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
85% of our debt bears interest at a fixed rate. Our variable-interest debt instruments, including our Credit Facility and $250 million term loan, may use London Interbank Offering Rate ("LIBOR") as a benchmark for establishing the rate. LIBOR is the subject of recent regulatory guidance and proposals for reform and in July 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. These reforms may cause LIBOR to no longer be provided or to perform differently than in the past. If LIBOR is no longer widely available, or otherwise at our option, our variable-interest debt instruments, including our Credit Facility and term loan facilities, provide for alternate interest rate calculations.
There can be no assurances as to what alternative interest rates may be and whether such interest rates will be more or less favorable than LIBOR and any other unforeseen impacts of the potential discontinuation of LIBOR. The Company intends to continue monitoring the developments with respect to the potential phasing out of LIBOR after 2021 and work with its lenders to ensure any transition away from LIBOR will have minimal impact on its financial condition, but can provide no assurances regarding the impact of the discontinuation of LIBOR.
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
Cash Flows Summary
We report and analyze our cash flows based on operating activities, investing activities, and financing activities. The following table sets forth the changes in cash flows (in thousands):

	Three Months Ended March 31,
	2020	2019	Change
Net cash provided by operating activities	$12,964	$44,501	$(31,537)
Net cash provided by (used in) investing activities	417,784	(70,698)	488,482
Net cash provided by (used in) financing activities	(321,777)	27,128	(348,905)
The reasons for significant increases and decreases in cash flows between the periods are as follows:
Cash Flows from Operating Activities. Cash flows from operating activities decreased $31.5 million between the 2020 and 2019 three month periods primarily due to a larger decrease in operating liabilities, specifically accrued property taxes and accrued interest, in 2020. This is partially offset by an increase in net cash received from operations of properties acquired in the Merger in June 2019, of 1200 Peachtree, which was acquired in March 2019, and of Terminus, which was consolidated in the October 2019 when we purchased our partner's interest in TOH.
Cash Flows from Investing Activities. Cash flows from investing activities increased $488.5 million between the 2020 and 2019 three month periods primarily due to cash received from the sales of the Hearst Tower and Woodcrest operating properties, combined with the sales of our interests in the Gateway Village and Wildwood Associates joint ventures.
Cash Flows from Financing Activities. Cash flows from financing activities decreased $348.9 million between the 2020 and 2019 three month periods primarily due to a decrease in net borrowings on our Credit Facility in 2020, which has no outstanding balance as of March 31, 2020.
Capital Expenditures. We incur costs related to our real estate assets that include acquisition of properties, development of new properties, redevelopment of existing or newly purchased properties, leasing costs for new or replacement tenants, and ongoing property repairs and maintenance.
Capital expenditures for assets we develop or acquire and then hold and operate are included in the property acquisition, development, and tenant asset expenditures line item within investing activities on the condensed consolidated statements of cash flows. Amounts accrued are removed from the table below (accrued capital adjustment) to show the components of these costs on a cash basis. Components of costs included in this line item for the three months ended March 31, 2020 and 2019 are as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Acquisition of property	$—	$82,120
Development	22,037	11,983
Operating — leasing costs	2,801	6,647
Operating — building improvements	21,202	2,330
Purchase of land held for investment	—	6,512
Capitalized interest	5,309	1,015
Capitalized personnel costs	1,882	1,093
Change in accrued capital expenditures	13,811	11,085
Total property acquisition, development, and tenant asset expenditures	$67,042	$122,785
Capital expenditures decreased $55.7 million between the 2020 and 2019 three month periods primarily due to the purchase of 1200 Peachtree and the purchase of land in the first quarter of 2019. This is partially offset by increases in spending for projects under development, tenant improvements, and leasing commissions and by increased capitalized interest related to the Domain development projects. Tenant improvements and leasing costs, as well as related capitalized personnel costs, are a function of the number and size of newly executed leases or renewals of existing leases. The amounts of tenant improvement and leasing costs for our office portfolio on a per square foot basis for the three months ended March 31, 2020 and 2019 were as follows:

	2020	2019
New leases	$12.33	$1.82
Renewal leases	$6.58	$4.74
Expansion leases	$8.28	$7.29
The amounts of tenant improvement and leasing costs on a per square foot basis vary by lease and by market. During the first quarter of 2019, the Company executed a new full-building lease at 1200 Peachtree with NS that had lower than average tenant improvement and leasing costs.
Dividends. We paid common dividends of $42.6 million and $27.3 million in the 2020 and 2019 three month periods, respectively. We expect to fund our future quarterly common dividends with cash provided by operating activities, also using proceeds from investment property sales, distributions from unconsolidated joint ventures, and indebtedness, if necessary.
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
Off Balance Sheet Arrangements
General. We have a number of off balance sheet joint ventures with varying structures, as described in note 8 of our 2019 Annual Report on Form 10-K and note 5 of this Form 10-Q. The joint ventures in which we have an interest are involved in the ownership, acquisition, and/or development of real estate. A venture will fund capital requirements or operational needs with cash from operations or financing proceeds, if possible. If additional capital is deemed necessary, a venture may request a contribution from the partners, and we will evaluate such request.
Debt. At March 31, 2020, our unconsolidated joint ventures had aggregate outstanding indebtedness to third parties of $185.8 million. These loans are generally mortgage or construction loans, most of which are non-recourse to us except as described in the paragraph below. In addition, in certain instances, we provide “non-recourse carve-out guarantees” on these non-recourse loans. Certain of these loans have variable interest rates, which creates exposure to the ventures in the form of market risk from interest rate changes.
We guarantee 12.5% of the loan amount related to the Carolina Square construction loan, which has a lending capacity of $79.8 million, and an outstanding balance of $76.1 million as of March 31, 2020. At March 31, 2020, we guaranteed $9.5 million of the amount outstanding.

Critical Accounting Policies
There have been no material changes in the critical accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes in the market risk associated with our notes payable at March 31, 2020 compared to that as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.
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

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings.
Information regarding legal proceedings is described under the subheading "Litigation" in note 10 to the unaudited condensed consolidated financial statements set forth in this Form 10-Q.
Item 1A. Risk Factors
Risk factors that affect our business and financial results are discussed in Part I, "Item 1A. Risk Factors," of our Annual Report on Form 10-K for the year ended December 31, 2019. There have been no material changes in our risk factors from those previously disclosed in our Annual Report and our Quarterly Reports other than as set forth below. You should carefully consider the risks described in our Annual Report and below, which could materially affect our business, financial condition or future results. The risks described in our Annual Report and below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.
A pandemic, epidemic or outbreak of a contagious disease, such as the ongoing global pandemic of COVID-19, could adversely affect us.
Public health crises, pandemics, and epidemics, such as those caused by COVID-19, could have a material adverse effect on global, national, and local economies, as well as on our business and our tenants’ businesses. The potential impact of a pandemic, epidemic, or outbreak of a contagious disease on our tenants and our properties is difficult to predict or assess. The extent to which the ongoing COVID-19 pandemic, including the outbreaks in Atlanta, Austin, Charlotte, Phoenix, Tampa, and Dallas and actions taken to contain or slow them, impacts our operations and those of our tenants, will depend on future developments. These may include the scope, severity, and duration of the pandemic, and the actions taken to mitigate its impact, all of which are highly uncertain and unpredictable, but could be material. Considerable uncertainty surrounds the nature of COVID-19 and its potential effects, and the extent of and effectiveness of any responses taken on a national and local level to try to contain it. The long-term impact of COVID-19 on the U.S. and global economies is uncertain and could result in a world-wide economic downturn and recession that may lead to corporate bankruptcies among our tenants. Any of these developments, and other effects of the ongoing global pandemic of COVID-19 or any other pandemic, epidemic, or outbreak of contagious disease, could adversely affect us.
In addition to the general economic impact of a pandemic, epidemic, or outbreak of a contagious disease, if an outbreak of COVID-19 occurs within the workforce of our tenants or otherwise disrupts their management and other personnel, the business and operating results of our tenants could be negatively impacted. Large-scale “shelter in place” or “stay safe” executive orders in Atlanta, Austin, Charlotte, Phoenix, Tampa, or Dallas, where we have high concentrations of our lease revenues, could cause many of our tenants, including retailers and restaurants, to stay closed for an extended period of time. The negative impact upon our tenants may include an immediate reduction in cash flow available to pay rent under our leases, and although various governmental financial programs may mitigate this, governmental assistance may not be available to all affected tenants or may be significantly delayed. In turn, our tenants' inability to pay rent under our leases could adversely affect our own liquidity, and there can be no guarantee that additional liquidity will be readily available or available on favorable terms in the future. Large-scale executive orders and other measures taken to curb the spread of COVID-19 may also negatively impact the ability of our properties to continue to obtain necessary goods and services or provide adequate staffing, which may also adversely affect our operating results and reputation. Any increased costs or lost revenue as a result of tenant financial difficulty, or their need to comply with executive orders and other guidance from the Centers for Disease Control and Prevention, may not be fully recoverable under our leases or adequately covered by insurance, which could impact our profitability. In addition to the potential consequences listed above, these same factors may cause prospective tenants to delay their leasing decisions or to lease less space. Even after the pandemic has ceased to be active, the prevalence of work-from-home policies during the pandemic may alter tenant preferences in the long term with respect to the demand for leasing office space.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
For information on our equity compensation plans, see note 15 of our Annual Report on Form 10-K, and note 12 to the unaudited condensed consolidated financial statements set forth in this Form 10-Q. We did not make any sales of unregistered securities during the first quarter of 2020.
We purchased the following common shares during the first quarter of 2020:

	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)
January 1 - 31	7,940	$41.31
February 1 - 29	40,917	41.57
March 1 - 31	481	34.33
	49,338	$41.46
(1) Activity for the first quarter of 2020 related to the remittance of shares for income taxes associated with restricted stock vesting and to the remittance of shares for income taxes and strike price associated with the exercise of fully vested stock options.

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

4.4		Form of Senior Unsecured Notes incorporated by reference to Schedule 1-A and 1-B of Exhibit 4.1 above, incorporated herein by reference.

4.5		Form of Senior Unsecured Notes incorporated by reference to Schedule 1-A, 1-B, and 1-C of Exhibit 4.2 above, incorporated herein by reference.

10(a)(xl)	†	Cousins Properties Incorporated 2019 Omnibus Incentive Stock Plan — Director Stock Grant Certificate.

10(b)	†	Retirement Agreement and General Release for Lawrence L. Gellerstedt, Executive Chairman of the Board.

31.1	†	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	†	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	†	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	†	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	†
The following financial information for the Registrant, formatted in inline XBRL (Extensible Business Reporting Language): (i) the condensed consolidated balance sheets, (ii) the condensed consolidated statements of operations, (iii) the condensed consolidated statements of equity, (iv) the condensed consolidated statements of cash flows, and (v) the notes to condensed consolidated financial statements.

104	†	Cover page interactive data file (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibit 101).

†	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COUSINS PROPERTIES INCORPORATED
/s/ Gregg D. Adzema
Gregg D. Adzema
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)
Date: April 30, 2020