Form 10-Q
period 2020-06-30
COUSINS PROPERTIES INC
filed 2020-07-30
CIK 25232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 24, 2020
Common Stock, $1 par value per share	148,568,109 shares

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
•guidance and underlying assumptions;
•business and financial strategy;
•future debt financings;
•future acquisitions and dispositions of operating assets or joint venture interests;
•future acquisitions and dispositions of land, including ground leases;
•future development and redevelopment opportunities, including fee development opportunities;
•future issuances and repurchases of common stock;
•future distributions;
•projected capital expenditures;
•market and industry trends;
•entry into new markets;
•future changes in interest rates; and
•all statements that address operating performance, events, or developments that we expect or anticipate will occur in the future — including statements relating to creating value for stockholders.
Any forward-looking statements are based upon management's beliefs, assumptions, and expectations of our future performance, taking into account information that is currently available. These beliefs, assumptions, and expectations may change as a result of possible events or factors, not all of which are known. If a change occurs, our business, financial condition, liquidity, and results of operations may vary materially from those expressed in forward-looking statements. Actual results may vary from forward-looking statements due to, but not limited to, the following:
•the availability and terms of capital;
•the ability to refinance or repay indebtedness as it matures;
•the failure of purchase, sale, or other contracts to ultimately close;
•the failure to achieve anticipated benefits from acquisitions, investments, or dispositions;
•the potential dilutive effect of common stock or operating partnership unit issuances;
•the availability of buyers and pricing with respect to the disposition of assets;
•changes in national and local economic conditions, the real estate industry, and the commercial real estate markets in which we operate, particularly in Atlanta, Austin, Charlotte, Phoenix, Tampa, and Dallas where we have high concentrations of our lease revenues, including the impact of high unemployment, volatility in the public equity and debt markets, and international economic and other conditions;
•the impact of a public health crisis, including the COVID-19 pandemic, and the governmental and third party response to such a crisis, which may affect our key personnel, our tenants, and the costs of operating our assets;
•the impact of social distancing, shelter-in-place, border closings, travel restrictions, remote work requirements, and similar governmental and private measures taken to combat the spread of the COVID-19 pandemic on our operations and our tenants;
•changes to our strategy with regard to land and other non-core holdings that may require impairment losses to be recognized;
•leasing risks, including the ability to obtain new tenants or renew expiring tenants, the ability to lease newly developed and/or recently acquired space, the failure of a tenant to commence or complete tenant improvements on schedule or to occupy leased space, and the risk of declining leasing rates;
•changes in the needs of our tenants brought about by the desire for co-working arrangements, trends toward utilizing less office space per employee, and the effect of telecommuting;
•any adverse change in the financial condition of one or more of our tenants;
•volatility in interest rates and insurance rates;
•competition from other developers or investors;
•the risks associated with real estate developments (such as zoning approval, receipt of required permits, construction delays, cost overruns, and leasing risk);
•cyber security breaches;
•changes in senior management, changes in the Board of Directors, and the loss of key personnel;
•the potential liability for uninsured losses, condemnation, or environmental issues;
•the potential liability for a failure to meet regulatory requirements;

•the financial condition and liquidity of, or disputes with, joint venture partners;
•any failure to comply with debt covenants under credit agreements;
•any failure to continue to qualify for taxation as a real estate investment trust and meet regulatory requirements;
•potential changes to state, local, or federal regulations applicable to our business;
•material changes in the rates, or the ability to pay, dividends on common shares or other securities;
•potential changes to the tax laws impacting REITs and real estate in general; and
•those additional risks and factors discussed in reports filed with the Securities and Exchange Commission (“SEC”) by the Company.

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2020	December 31, 2019
	(unaudited)
Assets:
Real estate assets:
Operating properties, net of accumulated depreciation of $692,126 and $577,139 in 2020 and 2019, respectively	$6,011,375	$5,669,324
Projects under development	205,376	410,097
Land	97,196	116,860
	6,313,947	6,196,281
Real estate assets and other assets held for sale, net of accumulated depreciation and amortization of $61,093 in 2019	—	360,582

Cash and cash equivalents	28,255	15,603
Restricted cash	1,947	2,005
Notes and accounts receivable	35,078	23,680
Deferred rents receivable	119,982	102,314
Investment in unconsolidated joint ventures	129,857	133,884
Intangible assets, net	224,066	257,649
Other assets	55,316	59,449
Total assets	$6,908,448	$7,151,447
Liabilities:
Notes payable	$1,939,517	$2,222,975
Accounts payable and accrued expenses	183,350	209,904
Deferred income	57,199	52,269
Intangible liabilities, net of accumulated amortization of $66,343 and $55,798 in 2020 and 2019, respectively	72,560	83,105
Other liabilities	115,493	134,128
Liabilities of real estate assets held for sale, net of accumulated amortization of $7,771 in 2019	—	21,231
Total liabilities	2,368,119	2,723,612
Commitments and contingencies
Equity:
Stockholders' investment:
Preferred stock, $1 par value, 20,000,000 shares authorized, 1,716,837 shares issued and outstanding in 2019	—	1,717
Common stock, $1 par value, 300,000,000 shares authorized, 151,153,042 and 149,347,382 shares issued, and 148,568,109 and 146,762,449 shares outstanding in 2020 and 2019, respectively	151,153	149,347
Additional paid-in capital	5,540,945	5,493,883
Treasury stock at cost, 2,584,933 shares in 2020 and 2019	(148,473)	(148,473)
Distributions in excess of cumulative net income	(1,028,289)	(1,137,200)
Total stockholders' investment	4,515,336	4,359,274
Nonredeemable noncontrolling interests	24,993	68,561
Total equity	4,540,329	4,427,835
Total liabilities and equity	$6,908,448	$7,151,447

See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues:
Rental property revenues	$175,099	$134,933	$364,228	$258,798
Fee income	4,690	7,076	9,422	15,804
Other	126	11	163	151
	179,915	142,020	373,813	274,753
Expenses:
Rental property operating expenses	61,621	46,705	126,159	90,192
Reimbursed expenses	322	1,047	843	1,979
General and administrative expenses	8,543	8,374	14,195	19,834
Interest expense	13,993	12,059	29,897	22,879
Depreciation and amortization	72,868	50,904	144,482	96,765
Transaction costs	63	49,827	428	49,830
Other	552	624	1,118	804
	157,962	169,540	317,122	282,283
Income from unconsolidated joint ventures	1,715	3,634	5,140	6,538
Gain (loss) on sales of investments in unconsolidated joint ventures	(231)	—	45,999	—
Gain (loss) on investment property transactions	(201)	1,304	90,715	14,415
Net income (loss)	23,236	(22,582)	198,545	13,423
Net (income) loss attributable to noncontrolling interests	(135)	173	(501)	(491)
Net income (loss) available to common stockholders	$23,101	$(22,409)	$198,044	$12,932

Net income (loss) per common share — basic and diluted	$0.16	$(0.20)	$1.34	$0.12
Weighted average shares — basic	148,548	112,926	147,986	109,049
Weighted average shares — diluted	148,580	114,670	148,570	110,822

See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited; in thousands except per share amounts)

Three Months Ended June 30, 2020
	Preferred Stock	Common Stock	Additional Paid-In Capital	Treasury Stock	Distributions in Excess of Net Income	Stockholders’ Investment	Nonredeemable Noncontrolling Interests	Total Equity
Balance March 31, 2020	$—	$151,125	$5,538,875	$(148,473)	$(1,006,820)	$4,534,707	$24,291	$4,558,998
Net income	—	—	—	—	23,101	23,101	135	23,236
Common stock issued pursuant to stock based compensation	—	30	928	—	—	958	—	958
Amortization of stock options, restricted stock, and restricted stock units, net of forfeitures	—	(2)	1,142	—	—	1,140	—	1,140
Contributions from nonredeemable noncontrolling interests	—	—	—	—	—	—	780	780
Distributions to nonredeemable noncontrolling interests	—	—	—	—	—	—	(213)	(213)
Common dividends ($0.30 per share)	—	—	—	—	(44,570)	(44,570)	—	(44,570)
Balance June 30, 2020	$—	$151,153	$5,540,945	$(148,473)	$(1,028,289)	$4,515,336	$24,993	$4,540,329

Three Months Ended June 30, 2019
	Preferred Stock	Common Stock	Additional Paid-In Capital	Treasury Stock	Distributions in Excess of Net Income	Stockholders’ Investment	Nonredeemable Noncontrolling Interests	Total Equity
Balance March 31, 2019	$1,717	$107,731	$3,934,038	$(148,473)	$(1,124,596)	$2,770,417	$57,812	$2,828,229
Net loss	—	—	—	—	(22,409)	(22,409)	(173)	(22,582)
Common stock issued in merger	—	41,576	1,556,613	—	—	1,598,189	—	1,598,189
Common stock issued pursuant to stock based compensation	—	41	1,373	—	—	1,414	—	1,414
Amortization of stock options and restricted stock, net of forfeitures	—	—	624	—	—	624	—	624
Nonredeemable noncontrolling interests acquired in merger	—	—	—	—	—	—	5,187	5,187
Contributions from nonredeemable noncontrolling interests	—	—	—	—	—	—	1,660	1,660
Distributions to nonredeemable noncontrolling interests	—	—	—	—	—	—	(541)	(541)
Common dividends ($0.29 per share)	—	—	—	—	(42,562)	(42,562)	—	(42,562)
Balance June 30, 2019	$1,717	$149,348	$5,492,648	$(148,473)	$(1,189,567)	$4,305,673	$63,945	$4,369,618

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited; in thousands except per share amounts)

Six Months Ended June 30, 2020
	Preferred Stock	Common Stock	Additional Paid-In Capital	Treasury Stock	Distributions in Excess of Net Income	Stockholders’ Investment	Nonredeemable Noncontrolling Interests	Total Equity
Balance December 31, 2019	$1,717	$149,347	$5,493,883	$(148,473)	$(1,137,200)	$4,359,274	$68,561	$4,427,835
Net income	—	—	—	—	198,044	198,044	501	198,545
Common stock issued pursuant to stock based compensation	—	90	(397)	—	—	(307)	—	(307)
Common stock issued pursuant to unitholder redemption	(1,717)	1,719	45,032	—	—	45,034	(45,034)	—
Amortization of stock options, restricted stock, and restricted stock units, net of forfeitures	—	(3)	2,427	—	—	2,424	—	2,424
Contributions from nonredeemable noncontrolling interests	—	—	—	—	—	—	1,816	1,816
Distributions to nonredeemable noncontrolling interests	—	—	—	—	—	—	(851)	(851)
Common dividends ($0.60 per share)	—	—	—	—	(89,133)	(89,133)	—	(89,133)
Balance June 30, 2020	$—	$151,153	$5,540,945	$(148,473)	$(1,028,289)	$4,515,336	$24,993	$4,540,329

Six Months Ended June 30, 2019
	Preferred Stock	Common Stock	Additional Paid-In Capital	Treasury Stock	Distributions in Excess of Net Income	Stockholders’ Investment	Nonredeemable Noncontrolling Interests	Total Equity
Balance December 31, 2018	$1,717	$107,681	$3,934,385	$(148,473)	$(1,129,445)	$2,765,865	$55,291	$2,821,156
Net income	—	—	—	—	12,932	12,932	491	13,423
Common stock issued in merger	—	41,576	1,556,613	—	—	1,598,189	—	1,598,189
Common stock issued pursuant to stock based compensation	—	91	418	—	—	509	—	509
Amortization of stock options and restricted stock, net of forfeitures	—	—	1,232	—	—	1,232	—	1,232
Nonredeemable noncontrolling interests acquired in merger	—	—	—	—	—	—	5,187	5,187
Contributions from nonredeemable noncontrolling interests	—	—	—	—	—	—	4,241	4,241
Distributions to nonredeemable noncontrolling interests	—	—	—	—	—	—	(1,265)	(1,265)
Common dividends ($0.58 per share)	—	—	—	—	(73,054)	(73,054)	—	(73,054)
Balance June 30, 2019	$1,717	$149,348	$5,492,648	$(148,473)	$(1,189,567)	$4,305,673	$63,945	$4,369,618
See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in thousands)

	Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$198,545	$13,423
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales of investments in unconsolidated joint ventures	(45,999)	—
Gain on investment properties transactions	(90,715)	(14,415)
Depreciation and amortization	144,482	96,765
Amortization of deferred financing costs and premium/discount on notes payable	(446)	1,211
Stock-based compensation expense, net of forfeitures	3,485	2,594
Effect of non-cash adjustments to revenues	(26,303)	(23,289)
Income from unconsolidated joint ventures	(5,140)	(6,538)
Operating distributions from unconsolidated joint ventures	3,351	4,036
Changes in other operating assets and liabilities:
Change in other receivables and other assets, net	(20,243)	(15,674)
Change in operating liabilities, net	(27,429)	19,678
Net cash provided by operating activities	133,588	77,791
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from investment property sales	433,673	57,772
Proceeds from sales of investments in unconsolidated joint ventures	52,874	—
Property acquisition, development, and tenant asset expenditures	(235,466)	(168,700)
Investment in unconsolidated joint ventures	(2,341)	(12,249)
Change in notes receivable and other assets	52	85,978
Other	—	(47)
Net cash provided by (used in) investing activities	248,792	(37,246)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facility	280,500	837,000
Repayment of credit facility	(532,000)	(773,000)
Repayment of notes payable	(30,760)	(684,445)
Issuance of unsecured senior notes	—	650,000
Payment of deferred financing costs	—	(2,861)
Contributions from nonredeemable noncontrolling interests	1,816	4,241
Distributions to nonredeemable noncontrolling interests	(851)	(1,265)
Common dividends paid	(87,123)	(57,817)
Other	(1,368)	(1,026)
Net cash used in financing activities	(369,786)	(29,173)
NET INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	12,594	11,372
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	17,608	2,695
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$30,202	$14,067
See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
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
Cousins, CPLP, CTRS, and their subsidiaries (collectively, the "Company") develop, acquire, lease, manage, and own Class A office and mixed-use properties in Sun Belt markets with a focus on Georgia, Texas, North Carolina, Arizona, and Florida. Cousins has elected to be taxed as a REIT and intends to, among other things, distribute 100% of its net taxable income to stockholders, thereby eliminating any liability for federal income taxes under current law. Therefore, the results included herein do not include a federal income tax provision for Cousins. As of June 30, 2020, the Company's portfolio of real estate assets consisted of interests in 19.0 million square feet of office space and 310,000 square feet of mixed-use space.
Basis of Presentation: The condensed consolidated financial statements are unaudited and were prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, these financial statements reflect all adjustments necessary (which adjustments are of a normal and recurring nature) for the fair presentation of the Company's financial position as of June 30, 2020 and the results of operations for the three and six months ended June 30, 2020 and 2019. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of results expected for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019. The accounting policies employed are substantially the same as those shown in note 2 to the consolidated financial statements included therein.
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
For the three and six months ended June 30, 2020 and 2019, there were no items of other comprehensive income. Therefore, no presentation of comprehensive income is required.
The Company evaluates all partnerships, joint ventures, and other arrangements with variable interests to determine if the entity or arrangement qualifies as a variable interest entity ("VIE"), as defined in the Financial Accounting Standard Board's ("FASB") Accounting Standards Codification ("ASC"). If the entity or arrangement qualifies as a VIE and the Company is determined to be the primary beneficiary, the Company is required to consolidate the assets, liabilities, and results of operations of the VIE. At June 30, 2020, the Company had no investments or interests in any VIEs.
2. MERGER WITH TIER REIT, INC.
On June 14, 2019, pursuant to the Agreement and Plan of Merger dated March 25, 2019 (the “Merger Agreement”), by and among the Company and TIER REIT, Inc. (“TIER”), TIER merged with and into a subsidiary of the Company (the “Merger”) with this subsidiary continuing as the surviving corporation of the Merger. In accordance with the terms and conditions of the Merger Agreement, each share of TIER common stock issued and outstanding immediately prior to the Merger was converted into 2.98 newly-issued pre-reverse split shares of the Company’s common stock with fractional shares being settled in cash. In the Merger, former TIER common stockholders received approximately 166 million pre-reverse split shares of common stock of the Company. As discussed in note 1 to the condensed consolidated financial statements, immediately following the Merger, the Company completed a 1-for-4 reverse stock split.

The Merger has been accounted for as a business combination with the Company as the accounting acquirer, which requires, among other things, that the assets acquired and liabilities assumed be recognized at their acquisition date fair value. The total value of the transaction is based on the closing stock price of the Company's common stock on June 13, 2019, the day immediately prior to the closing of the Merger. Based on the shares issued in the transaction, the total fair value of the assets acquired and liabilities assumed in the Merger was $1.6 billion. For the three and six months ended June 30, 2020, the Company incurred expenses related to the Merger of $63,000 and $428,000, respectively. For the three and six months ended June 30, 2019, the Company incurred expenses related to the Merger of $49.8 million.
Management engaged a third party valuation specialist to assist with valuing the real estate assets acquired and liabilities assumed in the Merger. The third party used cash flow analyses as well as an income approach and a cost approach to determine the fair value of real estate assets acquired.

The purchase price was allocated as follows (in thousands):

Real estate assets	$2,201,773
Real estate assets held for sale	21,005
Cash and cash equivalents	84,042
Restricted cash	1,947
Notes and other receivables	6,586
Investment in unconsolidated joint ventures	292
Intangible assets	141,184
Other assets	9,954
2,466,783

Notes payable	747,549
Accounts payable and accrued expenses	51,748
Deferred income	8,131
Intangible liabilities	47,988
Other liabilities	7,676
Nonredeemable noncontrolling interests	5,329
868,421

Total purchase price	$1,598,362

During the three and six months ended June 30, 2020, the Company recorded revenues related to assets acquired in the Merger of $51.7 million and $102.7 million, respectively. During the three and six months ended June 30, 2019, the Company recorded revenues related to assets acquired in the Merger of $9.7 million. The following unaudited supplemental pro forma information is based upon the Company's historical condensed consolidated statements of operations, adjusted as if the Merger had occurred on January 1, 2018. The supplemental pro forma information is not necessarily indicative of future results, or of actual results, that would have been achieved had the Merger been consummated on January 1, 2018.

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Revenues	$182,288	$367,319
Net income	62,092	87,744
Net income available to common stockholders	61,211	86,576

Supplemental pro forma earnings were adjusted to exclude $49.8 million of transaction costs incurred in the three and six months ended June 30, 2019.

3. TRANSACTIONS WITH NORFOLK SOUTHERN RAILWAY COMPANY
On March 1, 2019, the Company entered into a series of agreements and executed related transactions with Norfolk Southern Railway Company (“NS”) as follows:
•Sold land to NS for $52.5 million.
•Executed a Development Agreement with NS whereby the Company will receive fees totaling $5 million in consideration for development services for NS’s corporate headquarters that is being constructed on the land sold to NS.
•Executed a Consulting Agreement with NS whereby the Company will receive fees totaling $32 million in consideration for consulting services for NS’s corporate headquarters. The Development Agreement and Consulting Agreement are collectively referred to below as the “Fee Agreements.”
•Purchased a building from NS (“1200 Peachtree”) for $82 million subject to a three-year market rate lease with NS that covers the entire building.
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
The Company determined that control of the services to be provided is being transferred over time and, thus, the Company must recognize the $52.3 million contract price in revenue as it satisfies the performance obligation. The Company determined that the inputs method of measuring progress of satisfying the performance obligation was the most appropriate method of recognizing revenue for the services component. Therefore, the Company began recognizing revenue in the quarter ended March 31, 2019, and will continue to recognize revenue based upon the time spent by the Company’s employees in providing these services as compared to the total estimated time required to satisfy the performance obligation. During the three months ended June 30, 2020 and 2019, the Company recognized $3.7 million and $5.0 million, respectively, in fee income in its condensed consolidated statements of operations related to the services provided to NS. During the six months ended June 30, 2020 and 2019, the Company recognized $7.5 million and $11.6 million, respectively, in fee income in its condensed consolidated statements of operations related to the services provided to NS. As of June 30, 2020 and December 31, 2019, the Company had deferred income included in the consolidated balance sheet of $8.5 million and $11.3 million, respectively, related to NS.
4. REAL ESTATE TRANSACTIONS
During May 2020, the Company purchased a 1,550 space parking garage in Charlotte, North Carolina for a gross purchase price of $85.0 million. This property is included in real estate assets on the condensed consolidated balance sheet and in the Company's Charlotte/Office operating segment.
During March 2020, the Company sold Hearst Tower, a 966,000 square foot office building in Charlotte, North Carolina, for a gross purchase price of $455.5 million. This property was included in the Company's Charlotte/Office operating segment. This transaction was triggered by the exercise of a purchase option by the building's primary lessee. The Company recognized a net gain of $90.7 million on the sale of Hearst Tower.
During February 2020, as part of the Company's strategy in regards to disposal of non-core assets, the Company sold Woodcrest, a 386,000 square foot office property in Cherry Hill, New Jersey, for a gross purchase price of $25.3 million. This property was included in the Company's Other/Office operating segment. The Company acquired Woodcrest in the Merger with TIER and did not record any gain or loss on the sale of Woodcrest.
During February 2019, the Company sold air rights that cover eight acres in Downtown Atlanta for a gross sales price of $13.3 million and recorded a gain of $13.1 million.

5. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES
The following information summarizes financial data and principal activities of the Company's unconsolidated joint ventures. The information included in the following table entitled summary of financial position is as of June 30, 2020 and December 31, 2019 (in thousands). The information included in the summary of operations table is for the six months ended June 30, 2020 and 2019 (in thousands):

	Total Assets		Total Debt		Total Equity		Company’s Investment
SUMMARY OF FINANCIAL POSITION:	2020	2019	2020	2019	2020	2019	2020		2019
DC Charlotte Plaza LLLP	$177,003	$179,694	$—	$—	$91,115	$90,373	$48,249		$48,058
Austin 300 Colorado Project, LP	149,576	112,630	54,074	21,430	68,196	68,101	37,648		36,846
AMCO 120 WT Holdings, LLC	81,484	77,377	—	—	78,304	70,696	14,753		13,362
Carolina Square Holdings LP	112,052	114,483	76,298	75,662	23,815	25,184	14,130		14,414
HICO Victory Center LP	15,696	16,045	—	—	15,550	15,353	10,519		10,373
Charlotte Gateway Village, LLC	—	109,675	—	—	—	106,651	—		6,718
Wildwood Associates	—	11,061	—	—	—	10,978	—		(521)	(1)
Crawford Long - CPI, LLC	30,130	28,459	67,136	67,947	(38,463)	(40,250)	(18,353)	(1)	(19,205)	(1)
Other	7,666	8,879	—	—	7,472	7,318	4,558		4,113
	$573,607	$658,303	$197,508	$165,039	$245,989	$354,404	$111,504		$114,158

	Total Revenues		Net Income (Loss)		Company's Share of Income (Loss)
SUMMARY OF OPERATIONS:	2020	2019	2020	2019	2020	2019
Charlotte Gateway Village, LLC	$6,684	$13,611	$3,400	$5,049	$1,699	$2,524
DC Charlotte Plaza LLLP	10,429	5,410	3,681	2,201	1,661	1,101
Crawford Long - CPI, LLC	6,453	6,255	1,787	1,809	852	863
Carolina Square Holdings LP	7,209	6,491	1,228	158	569	110
HICO Victory Center LP	197	235	197	235	98	137
Austin 300 Colorado Project, LP	195	222	95	110	48	55
Terminus Office Holdings LLC	—	24,050	—	3,819	—	1,800
AMCO 120 WT Holdings, LLC	584	—	(1,310)	(32)	(272)	—
Other	244	64	198	(93)	485	(52)
	$31,995	$56,338	$9,276	$13,256	$5,140	$6,538

(1) Negative bases are included in deferred income on the condensed consolidated balance sheets.
In April 2020, the Carolina Square Holdings LP joint venture executed an amendment for its associated construction loan, extending the maturity date from May 2020 to May 2021 and reducing the spread over the London Interbank Offering Rate ("LIBOR") from 1.90% to 1.25%. This amendment also eliminated the Company's repayment guaranty.
In March 2020, the Company sold its interest in Charlotte Gateway Village, LLC ("Gateway"), which owned a 1.1 million square foot office building in Charlotte, North Carolina, to its partner for a gross purchase price of $52.2 million. The sale was triggered by the exercise of the partner's purchase option and the proceeds from this sale represent a 17% internal rate of return for the Company on its invested capital, as stipulated in the partnership agreement. The Company recognized a gain of $44.7 million on the sale of its interest in Gateway.
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

6. INTANGIBLE ASSETS
Intangible assets on the balance sheets as of June 30, 2020 and December 31, 2019 included the following (in thousands):

	2020	2019
In-place leases, net of accumulated amortization of $192,808 and $163,867 in 2020 and 2019, respectively	$173,818	$202,760
Above-market tenant leases, net of accumulated amortization of $30,991 and $26,487 in 2020 and 2019, respectively	31,196	35,699
Below-market ground lease, net of accumulated amortization of $1,035 and $897 in 2020 and 2019, respectively	17,378	17,516
Goodwill	1,674	1,674
	$224,066	$257,649
The carrying amount of goodwill did not change during the six months ended June 30, 2020 and 2019.
Aggregate net amortization expense related to intangible assets and liabilities for the three and six months ended June 30, 2020 was $11.4 million and $23.5 million, respectively. Aggregate net amortization expense related to intangible assets and liabilities for the three and six months ended June 30, 2019 was $7.3 million and $13.1 million, respectively. Over the next five years and thereafter aggregate amortization of these intangible assets and liabilities is anticipated to be as follows (in thousands):

	Below Market Rents	Above Market Ground Lease	Below Market Ground Lease	Above Market Rents	In Place Leases
2020 (six months)	$(8,865)	$(23)	$138	$3,673	$24,997
2021	(14,139)	(46)	276	6,600	39,932
2022	(11,047)	(46)	276	5,230	27,979
2023	(9,360)	(46)	276	4,182	22,820
2024	(8,143)	(46)	276	3,294	17,920
Thereafter	(19,356)	(1,443)	16,136	8,217	40,170
	$(70,910)	$(1,650)	$17,378	$31,196	$173,818

7. OTHER ASSETS
Other assets on the condensed consolidated balance sheets as of June 30, 2020 and December 31, 2019 included the following (in thousands):

	2020	2019
Predevelopment costs and earnest money	$17,403	$25,586
Furniture, fixtures and equipment, leasehold improvements, and other deferred costs, net of accumulated depreciation of $30,879 and $29,131 in 2020 and 2019, respectively	18,647	17,791
Prepaid expenses and other assets	10,092	5,924
Lease inducements, net of accumulated amortization of $2,807 and $2,333 in 2020 and 2019, respectively	5,408	5,632
Line of credit deferred financing costs, net of accumulated amortization of $3,705 and $2,952 in 2020 and 2019, respectively	3,766	4,516
	$55,316	$59,449

8. NOTES PAYABLE
The following table summarizes the terms of notes payable outstanding at June 30, 2020 and December 31, 2019 ($ in thousands):

Description	Interest Rate	Maturity (1)	2020	2019
Unsecured Notes:
Credit Facility, Unsecured	1.21%	2023	$—	$251,500
Term Loan, Unsecured	1.36%	2021	250,000	250,000
2019 Senior Notes, Unsecured	3.95%	2029	275,000	275,000
2017 Senior Notes, Unsecured	3.91%	2025	250,000	250,000
2019 Senior Notes, Unsecured	3.86%	2028	250,000	250,000
2019 Senior Notes, Unsecured	3.78%	2027	125,000	125,000
2017 Senior Notes, Unsecured	4.09%	2027	100,000	100,000
			1,250,000	1,501,500
Secured Mortgage Notes:
Fifth Third Center	3.37%	2026	138,709	140,332
Terminus 100	5.25%	2023	116,593	118,146
Colorado Tower	3.45%	2026	115,883	117,085
Promenade	4.27%	2022	94,308	95,986
816 Congress	3.75%	2024	79,118	79,987
Terminus 200	3.79%	2023	75,224	76,079
Legacy Union One	4.24%	2023	66,000	66,000
Meridian Mark Plaza	6.00%	2020	—	22,978
			685,835	716,593
			$1,935,835	$2,218,093

Unamortized premium			9,406	11,239
Unamortized loan costs			(5,724)	(6,357)
Total Notes Payable			$1,939,517	$2,222,975

(1) Weighted average maturity of notes payable outstanding at June 30, 2020 was 5.4 years.
Credit Facility
The Company has a $1 billion senior unsecured line of credit (the "Credit Facility") that matures on January 3, 2023. The Credit Facility contains financial covenants that require, among other things, the maintenance of an unencumbered interest coverage ratio of at least 1.75; a fixed charge coverage ratio of at least 1.50; a secured leverage ratio of no more than 40%; and an overall leverage ratio of no more than 60%. The Credit Facility also contains customary representations and warranties and affirmative and negative covenants, as well as customary events of default. The amounts outstanding under the Credit Facility may be accelerated upon the occurrence of any events of default. The Company is in compliance with all covenants of the Credit Facility.
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
At June 30, 2020, the Credit Facility's spread over LIBOR was 1.05%. The amount that the Company may draw under the Credit Facility is a defined calculation based on the Company's unencumbered assets and other factors. The total available borrowing capacity under the Credit Facility was $1.0 billion at June 30, 2020.
Term Loan
The Company has a $250 million unsecured term loan (the "Term Loan") that matures on December 2, 2021. The Term Loan has financial covenants consistent with those of the Credit Facility. The interest rate applicable to the Term Loan varies according to the Company’s leverage ratio and may, at the election of the Company, be determined based on either (1) the current LIBOR plus a spread of between 1.20% and 1.70%, based on leverage or (2) the greater of Bank of America's prime rate, the federal funds rate plus

0.50%, or the one-month LIBOR plus 1.00% (the “Base Rate”), plus a spread of between 0.00% and 0.75%, based on leverage. At June 30, 2020, the Term Loan's spread over LIBOR was 1.20%. The Company is in compliance with all covenants of the Term Loan.
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
The unsecured senior notes contain financial covenants that require, among other things, the maintenance of an unencumbered interest coverage ratio of at least 1.75; a fixed charge coverage ratio of at least 1.50; an overall leverage ratio of no more than 60%; and a secured leverage ratio of no more than 40%. The senior notes also contain customary representations and warranties and affirmative and negative covenants, as well as customary events of default. The Company is in compliance with all covenants of the unsecured senior notes.
Mortgage Notes
On February 3, 2020, the Company prepaid in full, without penalty, the $23.0 million Meridian Mark Plaza mortgage note.
Other Debt Information
At June 30, 2020 and December 31, 2019, the estimated fair value of the Company’s notes payable was $2.0 billion and $2.3 billion, respectively, calculated by discounting the debt's remaining contractual cash flows at estimated rates at which similar loans could have been obtained at June 30, 2020 and December 31, 2019. The estimate of the current market rate, which is the most significant input in the discounted cash flow calculation, is intended to replicate debt of similar maturity and loan-to-value relationship. These fair value calculations are considered to be Level 2 under the guidelines as set forth in ASC 820 as the Company utilizes market rates for similar type loans from third party brokers.
For the three and six months ended June 30, 2020 and 2019, interest expense was recorded as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Total interest incurred	$17,952	$13,175	$39,165	$25,010
Interest capitalized	(3,959)	(1,116)	(9,268)	(2,131)
Total interest expense	$13,993	$12,059	$29,897	$22,879

9. OTHER LIABILITIES
Other liabilities on the condensed consolidated balance sheets as of June 30, 2020 and December 31, 2019 included the following (in thousands):

	2020	2019
Ground lease liability	$59,123	$59,379
Prepaid rent	29,364	33,428
Security deposits	13,405	13,545
Restricted stock unit liability	7,856	16,592
Other liabilities	5,745	11,184
	$115,493	$134,128

10. COMMITMENTS AND CONTINGENCIES
Commitments
At June 30, 2020, the Company had outstanding performance bonds totaling $1.2 million. As a lessor, the Company had $193.8 million in future obligations under leases to fund tenant improvements and other future construction obligations at June 30, 2020.

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
Contingencies
Recent events related to the COVID-19 pandemic and the actions taken to contain it have created substantial uncertainty for all businesses, including the Company. The Company’s financial statements as of and for the three and six months ended June 30, 2020 have been prepared in light of these circumstances. We have continued to follow the policies described in our footnotes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, including those related to impairment and estimates of the likelihood of collectibility of amounts due from tenants. While our current analysis did not result in any impairments or material valuation adjustments to amounts due from tenants as of June 30, 2020, circumstances related to the COVID-19 pandemic may result in recording impairments or material valuation adjustments to amounts due from tenants in future periods.
In limited circumstances to date, we have entered into lease amendments with certain tenants, a majority of which are small retail operators who have experienced disruptions in their business as a result of the pandemic. Some of these agreements forgive rents in 2020 and extend the lease term for the equivalent number of months at the end of the original lease. These rent forgiveness and extension agreements will be accounted for as lease modifications, and the Company will recognize the effects over time through straight-line rent. Other agreements provide for payment deferrals without extensions. The Company will also account for these deferral agreements as lease modifications and has included these deferred payments in deferred rents receivable on the accompanying condensed consolidated balance sheet.
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
        As of June 30, 2020, the Company had no preferred stock outstanding.
12. STOCK-BASED COMPENSATION
The Company has several types of stock-based compensation — stock options, restricted stock, and restricted stock units (“RSUs”).
The Company's compensation expense for the three and six months ended June 30, 2020 relates to restricted stock and RSUs awarded in 2018, 2019, and 2020. Compensation expense for the six months ended June 30, 2020 also includes expenses related to restricted stock and RSUs awarded in 2017. Restricted stock and the 2020 RSUs are equity-classified awards for which the compensation expense per share is fixed. The 2018 and 2019 RSUs are liability-classified awards for which the expense fluctuates from period to period dependent, in part, on both the Company's stock price and on the Company's stock performance relative to its peers. For the three and six months ended June 30, 2020 and 2019, stock-based compensation expense, net of forfeitures, was recorded as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Equity-classified awards	$1,141	$624	$2,425	$1,232
Liability-classified awards	1,780	497	760	5,417
Total stock-based compensation expense, net of forfeitures	$2,921	$1,121	$3,185	$6,649

On April 23, 2019, the Company's stockholders approved the Cousins Properties Incorporated 2019 Omnibus Incentive Stock Plan (the "2019 Plan"). The Company also maintains the Cousins Properties Incorporated 2009 Incentive Stock Plan (the "2009 Plan") and the Cousins Properties Incorporated 2005 Restricted Stock Unit Plan (the “RSU Plan”), although no further awards are permitted under the 2009 plan or RSU Plan.
Under the 2019 Plan, during the six months ended June 30, 2020, the Company made restricted stock grants of 71,421 shares to key employees, which vest ratably over a three-year period. Also under the 2019 Plan, during the six months ended June 30, 2020, the Company awarded two types of RSUs to key employees based on the following metrics: (1) Total Stockholder Return of the Company, as defined in the 2019 Plan, as compared to the companies in the SNL US REIT Office index (“Market-based RSUs”), and (2) the ratio of cumulative funds from operations (“FFO”) per share to targeted cumulative FFO per share (“Performance-based RSUs”), as defined in the 2019 Plan. The measurement period for both awards is January 1, 2020 to December 31, 2022, and the targeted units awarded of Market-based RSUs and Performance-based RSUs was 71,038 and 30,447, respectively. The ultimate settlement of these awards can range from 0% to 200% of the targeted number of units depending on the achievement of the market and performance metrics described above. These RSU awards cliff vest on December 31, 2022 and are to be settled in the Company’s common stock with settlement dependent on attainment of required service, market, and performance criteria. The number of RSUs vesting will be determined by the Compensation Committee. The Company expenses an estimate of the fair value of the Market-based RSUs, calculated using a Monte Carlo valuation at grant date, ratably over the vesting period, adjusting for forfeitures when they occur. The Performance-based RSUs are expensed over the vesting period based on the Company’s share price on the grant date. The expense is recognized ratably over the vesting period and adjusted each quarter based on the number of shares expected to vest and for forfeitures when they occur. Dividend equivalents on the Market-based RSUs and the Performance-based RSUs will also be settled in shares of the Company’s common stock based upon the number of units vested.
Under the 2019 Plan, during the three months ended June 30, 2020, the Company issued 34,059 shares of common stock to members of its board of directors, reflecting the regular equity component of the non-executive director annual compensation, along with the exercise by some directors to receive common stock in lieu of all or a portion of the cash component of their annual compensation. The Company recorded $1.1 million in general and administrative expense related to these issuances.
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
13. REVENUE RECOGNITION
The Company categorizes its primary sources of revenue into revenue from contracts with customers and other revenue accounted for as leases under ASC 842 as follows:
•Rental property revenues consist of (1) contractual revenues from leases recognized on a straight-line basis over the term of the respective lease; (2) percentage rents recognized once a specified sales target is achieved; (3) parking revenue; (4) termination fees; and (5) the reimbursement of the tenants' share of real estate taxes, insurance, and other operating expenses. The Company's leases typically include renewal options and are classified and accounted for as operating leases. Rental property revenues are accounted for in accordance with the guidance set forth in ASC 842.
•Fee income consists of development fees, management fees, and leasing fees earned from unconsolidated joint ventures and from third parties. Fee income is accounted for in accordance with the guidance set forth in ASC 606.
For the three and six months ended June 30, 2020, the Company recognized rental property revenues of $175.1 million and $364.2 million, respectively, of which $44.2 million and $98.3 million, respectively, represented variable rental revenue. For the three and six months ended June 30, 2019, the Company recognized rental property revenues of $134.9 million and $258.8 million, respectively, of which $35.8 million and $68.9 million, respectively, represented variable rental revenue.
For the three and six months ended June 30, 2020, the Company recognized fee and other revenue of $4.8 million and $9.6 million, respectively. For the three and six months ended June 30, 2019, the Company recognized fee and other revenue of $7.1 million and $16.0 million, respectively.

14. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2020 and 2019 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Earnings per Common Share - basic:
Numerator:
Net income (loss)	$23,236	$(22,582)	$198,545	$13,423
Net (income) loss attributable to noncontrolling interests in CPLP from continuing operations	(5)	265	(307)	(323)
Net income attributable to other noncontrolling interests	(130)	(92)	(194)	(168)
Net income (loss) available to common stockholders	$23,101	$(22,409)	$198,044	$12,932

Denominator:
Weighted average common shares - basic	148,548	112,926	147,986	109,049
Net income (loss) per common share - basic	$0.16	$(0.20)	$1.34	$0.12

Earnings per common share - diluted:
Numerator:
Net income (loss)	$23,236	$(22,582)	$198,545	$13,423
Net income attributable to other noncontrolling interests	(130)	(92)	(194)	(168)
Net income (loss) available for common stockholders before allocation of net income attributable to noncontrolling interests in CPLP	$23,106	$(22,674)	$198,351	$13,255

Denominator:
Weighted average common shares - basic	148,548	112,926	147,986	109,049
Add:
Potential dilutive common shares - stock options	5	—	10	29
Potential dilutive common shares - restricted stock units, less shares assumed purchased at market price	2	—	2	—
Weighted average units of CPLP convertible into common shares	25	1,744	572	1,744
Weighted average common shares - diluted	148,580	114,670	148,570	110,822
Net income (loss) per common share - diluted	$0.16	$(0.20)	$1.34	$0.12

Antidilutive restricted stock units, less share assumed purchased at market price, and antidilutive stock options outstanding	18	27	7	—

For the three and six months ended June 30, 2020, 18,000 and 7,000 restricted stock units, less shares assumed purchased at market price, respectively, were not included in the diluted weighted average common shares because they would have been antidilutive for the period presented. These restricted stock units could be dilutive in the future.
For the three months ended June 30, 2019, 27,000 stock options had an exercise price that did not exceed the average market value of the Company's stock. They were not included in the diluted weighted average common shares due to the net loss during the period. These antidilutive stock options could be dilutive in the future.

15. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - SUPPLEMENTAL INFORMATION
Supplemental information related to the cash flows, including significant non-cash activity affecting the condensed consolidated statement of cash flows, for the six months ended June 30, 2020 and 2019 is as follows (in thousands):

	2020	2019
Interest paid	$31,800	$22,130
Non-Cash Activity:
Transfers from projects under development to operating properties	277,097	—
Common stock dividends declared and accrued	44,570	42,563
Transfer from land held and other assets to projects under development	29,121	—
Change in accrued property, acquisition, development, and tenant expenditures	16,569	8,973
Non-cash assets and liabilities assumed in TIER transaction	—	1,512,384
Ground lease right-of-use assets and associated liabilities	—	56,294
Non-cash consideration for property acquisition	—	10,071

The following table provides a reconciliation of cash, cash equivalents, and restricted cash recorded on the condensed consolidated balance sheets to cash, cash equivalents, and restricted cash in the condensed consolidated statements of cash flows (in thousands):

	June 30, 2020	December 31, 2019
Cash and cash equivalents	$28,255	$15,603
Restricted cash	1,947	2,005
Total cash, cash equivalents, and restricted cash	$30,202	$17,608

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

Segment net income, amount of capital expenditures, and total assets are not presented in the following tables because management does not utilize these measures when analyzing its segments or when making resource allocation decisions. Information on the Company's segments along with a reconciliation of NOI to net income for the three and six months ended June 30, 2020 and 2019 are as follows (in thousands):

Three Months Ended June 30, 2020	Office	Mixed-Use	Total
Revenues:
Atlanta	$62,457	$129	$62,586
Austin	52,455	—	52,455
Charlotte	20,505	—	20,505
Dallas	4,487	—	4,487
Phoenix	12,084	—	12,084
Tampa	12,912	—	12,912
Other	15,043	1,176	16,219
Total segment revenues	179,943	1,305	181,248
Less: Company's share of rental property revenues from unconsolidated joint ventures	(4,844)	(1,305)	(6,149)
Total rental property revenues	$175,099	$—	$175,099

Three Months Ended June 30, 2019	Office	Mixed-Use	Total
Revenues:
Atlanta	$59,499	$—	$59,499
Austin	31,815	—	31,815
Charlotte	27,110	—	27,110
Dallas	804	—	804
Phoenix	12,805	—	12,805
Tampa	13,471	—	13,471
Other	3,581	1,093	4,674
Total segment revenues	149,085	1,093	150,178
Less: Company's share of rental property revenues from unconsolidated joint ventures	(14,152)	(1,093)	(15,245)
Total rental property revenues	$134,933	$—	$134,933

Six Months Ended June 30, 2020	Office	Mixed-Use	Total
Revenues
Atlanta	$128,334	$165	$128,499
Austin	101,202	—	101,202
Charlotte	55,041	—	55,041
Dallas	8,958	—	8,958
Phoenix	25,243	—	25,243
Tampa	27,024	—	27,024
Other	31,538	2,438	33,976
Total segment revenues	377,340	2,603	379,943
Less: Company's share of rental property revenues from unconsolidated joint ventures	(13,112)	(2,603)	(15,715)
Total rental property revenues	$364,228	$—	$364,228

Six Months Ended June 30, 2019	Office	Mixed-Use	Total
Revenues:
Atlanta	$116,969	$—	$116,969
Austin	59,907	—	59,907
Charlotte	50,496	—	50,496
Dallas	804		804
Phoenix	25,808	—	25,808
Tampa	26,441	—	26,441
Other	4,126	2,277	6,403
Total segment revenues	284,551	2,277	286,828
Less: Company's share of rental property revenues from unconsolidated joint ventures	(25,753)	(2,277)	(28,030)
Total rental property revenues	$258,798	$—	$258,798

NOI by reportable segment for the three and six months ended June 30, 2020 and 2019 are as follows (in thousands):

Three Months Ended June 30, 2020	Office	Mixed-Use	Total
Net Operating Income:
Atlanta	$41,709	$(13)	$41,696
Austin	31,229	—	31,229
Charlotte	14,480	—	14,480
Dallas	3,580	—	3,580
Phoenix	8,922	—	8,922
Tampa	7,998	—	7,998
Other	8,397	830	9,227
Total Net Operating Income	$116,315	$817	$117,132

Three Months Ended June 30, 2019	Office	Mixed-Use	Total
Net Operating Income:
Atlanta	$39,368	$—	$39,368
Austin	18,577	—	18,577
Charlotte	18,050	—	18,050
Dallas	669	—	669
Phoenix	9,290	—	9,290
Tampa	8,573	—	8,573
Other	2,182	708	2,890
Total Net Operating Income	$96,709	$708	$97,417

Six Months Ended June 30, 2020	Office	Mixed-Use	Total
Net Operating Income:
Atlanta	$86,564	$(73)	$86,491
Austin	60,523	—	60,523
Charlotte	36,593	—	36,593
Dallas	7,219	—	7,219
Phoenix	18,715	—	18,715
Tampa	16,142	—	16,142
Other	$17,525	$1,706	$19,231
Total Net Operating Income	$243,281	$1,633	$244,914

Six Months Ended June 30, 2019	Office	Mixed-Use	Total
Net Operating Income:
Atlanta	$76,766	$—	$76,766
Austin	34,525	—	34,525
Charlotte	33,859	—	33,859
Dallas	670	—	670
Phoenix	18,781	—	18,781
Tampa	16,560	—	16,560
Other	2,411	1,576	3,987
Total Net Operating Income	$183,572	$1,576	$185,148

The following reconciles Net Operating Income to net income (loss) for each of the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net Operating Income	$117,132	$97,417	$244,914	$185,148
Net operating income from unconsolidated joint ventures	(4,193)	(9,379)	(10,228)	(17,252)
Fee income	4,690	7,076	9,422	15,804
Termination fee income	539	190	3,383	710
Other income	126	11	163	151
Reimbursed expenses	(322)	(1,047)	(843)	(1,979)
General and administrative expenses	(8,543)	(8,374)	(14,195)	(19,834)
Interest expense	(13,993)	(12,059)	(29,897)	(22,879)
Depreciation and amortization	(72,868)	(50,904)	(144,482)	(96,765)
Transaction costs	(63)	(49,827)	(428)	(49,830)
Other expenses	(552)	(624)	(1,118)	(804)
Income from unconsolidated joint ventures	1,715	3,634	5,140	6,538
Gain (loss) on sales of investments in unconsolidated joint ventures	(231)	—	45,999	—
Gain (loss) on investment property transactions	(201)	1,304	90,715	14,415
Net income (loss)	$23,236	$(22,582)	$198,545	$13,423

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
Consistent with this strategy, on June 14, 2019, we merged with TIER REIT, Inc. ("TIER") in a stock-for-stock transaction (the "Merger"). As a result, we acquired interests in nine operating properties containing 5.8 million square feet of space, two office properties under development that are expected to add 620,000 square feet of space upon completion, and seven strategically located land parcels on which up to 2 million square feet of additional space may be developed. As a part of this transaction, we issued $650 million in senior unsecured debt at a weighted average interest rate of 3.88%, which effectively replaced the majority of the TIER debt assumed in the Merger. We believe that this merger created a company with an attractive portfolio of trophy office assets balanced across the premier Sun Belt markets. We believe that the Merger has enhanced our position in our existing markets of Austin and Charlotte, provided a strategic entry into Dallas, and balanced our exposure in Atlanta. The Merger is also enhancing growth and providing value-add opportunities as a result of TIER's active and attractive development portfolio and land bank. As of June 30, 2020, our portfolio of real estate assets consisted of interests in 35 operating properties (34 office and one mixed-use), containing 19.4 million square feet of space, and six projects (five office and one mixed-use) under active development.
During the second quarter of 2020, we purchased a 1,550 space parking garage in Charlotte, North Carolina for a gross purchase price of $85.0 million.
During the quarter, we leased or renewed 303,000 square feet of office space. The weighted average net effective rent of these leases, representing base rent less operating expense reimbursements and leasing costs, was $25.43 per square foot. For those leases that were previously occupied within the past year, net effective rent increased 31.8%. Same property net operating income (defined below) for consolidated properties and our share of unconsolidated properties decreased by 2.4% between the three months ended June 30, 2020 and 2019. The decrease in same property net operating income is primarily driven by decreases in parking revenue resulting from decreased physical occupancy at our properties during the quarter. The change in same property net operating income, excluding parking, would have been an increase of 0.7%.
On a regular basis we review and, as appropriate, revise our corporate contingency plan, which addresses the steps necessary to respond to an unexpected interruption of business, including the unavailability of our corporate office space. Since March 2020, in accordance with the advice of the CDC due to the threat presented by the ongoing COVID-19 pandemic, our tenants widely adopted teleworking for their office employees and we increased our janitorial cleaning protocols in our buildings. The rental obligations under our leases have not been materially affected by the COVID-19 pandemic to date, and any requests for rent adjustments are addressed on a case-by-case basis. We also have worked closely with essential vendors, including the contractors and others involved in our development projects, to assess potential impact of appropriate and necessary distancing measures upon our operations and our development delivery timelines.
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

Results of Operations
General
Our financial results have been significantly affected by the Merger. Our results have also been affected by a series of transactions we entered into on March 1, 2019 with Norfolk Southern Railway Company ("NS") whereby we executed an agreement to develop NS's corporate headquarters in Midtown Atlanta and purchased 1200 Peachtree, a 370,000 square foot office building in Midtown Atlanta, from NS that is 100% leased by NS. Additionally our results have been affected by various property acquisitions and dispositions, including the sale of the Hearst Tower and Woodcrest operating properties and sale of our interest in the Gateway and Wildwood joint ventures that occurred in the first quarter of 2020 and purchase of a parking garage in Charlotte in the second quarter of 2020. Accordingly, our historical financial statements may not be indicative of future operating results.
Rental Property Revenue, Rental Property Operating Expenses, and Net Operating Income
The following table summarizes rental property revenues, rental property operating expenses, and net operating income ("NOI") for each of the periods presented, including our same property portfolio. NOI represents rental property revenue (excluding lease termination fees) less rental property operating expenses. Our same property portfolio is comprised of office properties that have been fully operational in each of the comparable reporting periods. A fully operational property is one that has achieved 90% economic occupancy or has been substantially completed and owned by us for the entirety of each of the periods presented. This information is presented for consolidated properties only and does not include net operating income from our unconsolidated joint ventures.

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Rental Property Revenues
Same Property	$108,547	$113,240	$(4,693)	(4.1)%	$222,930	$226,708	$(3,778)	(1.7)%
Legacy TIER Properties	51,668	9,651	42,017	435.4%	102,679	9,651	93,028	963.9%
Other Non-Same Properties	14,884	12,042	2,842	23.6%	38,619	22,439	16,180	72.1%
Total Rental Property Revenues	$175,099	$134,933	$40,166	29.8%	$364,228	$258,798	$105,430	40.7%

Rental Property Operating Expenses
Same Property	$36,996	$40,259	$(3,263)	(8.1)%	$75,229	$80,601	$(5,372)	(6.7)%
Legacy TIER Properties	20,057	3,233	16,824	520.4%	39,038	3,233	35,805	1,107.5%
Other Non-Same Properties	4,568	3,213	1,355	42.2%	11,892	6,358	5,534	87.0%
Total Rental Property Operating Expenses	$61,621	$46,705	$14,916	31.9%	$126,159	$90,192	$35,967	39.9%

Net Operating Income
Same Property NOI	$71,046	$72,793	$(1,747)	(2.4)%	$145,768	$145,382	$386	0.3%
Legacy TIER Properties	31,578	6,419	25,159	391.9%	63,533	6,419	57,114	889.8%
Other Non-Same Properties	10,315	8,826	1,489	16.9%	25,385	16,095	9,290	57.7%
Total NOI	$112,939	$88,038	$24,901	28.3%	$234,686	$167,896	$66,790	39.8%
Same property rental property revenues decreased in the three and six month periods primarily due to a decrease in parking revenue earned at the properties.
Same property rental property operating expenses decreased in the three and six month periods primarily due to a decrease in expenses at properties resulting from lower physical occupancy during the period. The decrease in the six month period is also due to a settlement that resulted in the recovery of previously incurred legal expenses at 3344 Peachtree.
Revenues and expenses for Legacy TIER properties represent amounts recorded for the properties acquired in the Merger on June 14, 2019.
Revenues and expenses of Other Non-Same Properties increased in the three month and six month periods primarily as a result of the addition of 1200 Peachtree in March 2019 and of Terminus, which was consolidated in October 2019 when we purchased our partner's interest in Terminus Office Holdings LLC ("TOH"), partially offset by the sale of Hearst Tower in March of 2020.
Fee Income
Fee income decreased $2.4 million (34%) and $6.4 million (40.4%) between the 2020 and 2019 three and six month periods, respectively. The decrease is primarily driven by fee income related to the 2019 transactions with NS.

General and Administrative Expenses
General and administrative expenses decreased $5.6 million (28.4%) between the 2020 and 2019 six month period. This decrease is primarily driven by long-term compensation expense decreases as a result of fluctuations in our common stock price for our liability-classified awards.
Interest Expense
Interest expense, net of amounts capitalized, increased $1.9 million (16%) and $7.0 million (30.7%) between the 2020 and 2019 three and six month periods, respectively. The increase in the three month periods is due to interest incurred on the unsecured senior notes that were issued on June 19, 2019, partially offset by a decrease in the average outstanding balance on our credit facility and lower interest rates on our variable rate term loan. The increase in the six month period is primarily due to interest incurred on the unsecured senior notes issued in 2019 and an increase in the average outstanding balance on our credit facility.
Depreciation and Amortization

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Depreciation and Amortization
Same Property	$40,284	$40,480	$(196)	(0.5)%	$80,637	$81,689	$(1,052)	(1.3)%
Legacy TIER Properties	25,250	4,916	20,334	413.6%	49,733	4,916	44,817	911.7%
Other Non-Same Properties	7,161	5,128	2,033	39.6%	13,658	9,250	4,408	47.7%
Non-Real Estate Assets	173	380	(207)	(54.5)%	454	910	(456)	(50.1)%
Total Depreciation and Amortization	$72,868	$50,904	$21,964	43.1%	$144,482	$96,765	$47,717	49.3%
Depreciation and amortization for Legacy TIER properties represent amounts recorded on the properties acquired in the Merger on June 14, 2019.
Depreciation and amortization of Other Non-Same Properties increased in the three and six month periods primarily as a result of the addition of 1200 Peachtree in March 2019 and of Terminus, which was consolidated in October 2019 when we purchased our partner's interest in TOH, partially offset by the sale of Hearst Tower in March 2020.
Transaction Costs
Transaction costs for the three and six months ended June 30, 2020 and 2019 primarily relate to the Merger. These costs include financial advisory, legal, accounting, severance, and other costs of combining our operations with TIER.
Income from Unconsolidated Joint Ventures
Income from unconsolidated joint ventures consisted of the Company's share of the following (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Net operating income	$4,193	$9,379	$(5,186)	(55.3)%	$10,228	$17,252	$(7,024)	(40.7)%
Termination fee income	2	4	(2)	(50.0)%	3	7	(4)	(57.1)%
Other income, net	8	43	(35)	(81.4)%	76	79	(3)	(3.8)%
Depreciation and amortization	(2,106)	(4,154)	2,048	(49.3)%	(4,454)	(7,408)	2,954	(39.9)%
Interest expense	(550)	(1,633)	1,083	(66.3)%	(1,199)	(3,387)	2,188	(64.6)%
Net gain (loss) on sale of investment property	168	(5)	173	(3,460.0)%	486	(5)	491	(9,820.0)%
Income from unconsolidated joint ventures	$1,715	$3,634	$(1,919)	(52.8)%	$5,140	$6,538	$(1,398)	(21.4)%
Net operating income, depreciation and amortization, and interest expense from unconsolidated joint ventures decreased between the three and six month periods primarily due to the consolidation of Terminus in October 2019 when we purchased our partner's interest in TOH.
Gain on Sales of Investments in Unconsolidated Joint Ventures
The gain on sales of investments in unconsolidated joint ventures for the six months ended June 30, 2020 includes the sale of our interests in the Wildwood Associates and Gateway Village joint ventures. The capitalization rate of Gateway Village was not a determinant of the sales price as, per the joint venture agreement, our interest was valued at a 17% internal rate of return on our invested capital. There was no capitalization rate associated with the sale of our interest in the Wildwood Associates joint venture as the underlying asset was land.

Gain on Investment Property Transactions
The gain on investment property transactions for the six months ended June 30, 2020 includes the sale of Hearst Tower. The combined sales prices of the Hearst Tower and Woodcrest dispositions represented a weighted average capitalization rate of 5.1%. Capitalization rates are calculated by dividing projected annualized NOI by the sales price.
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
FFO is used by industry analysts and investors as a supplemental measure of a REIT’s operating performance. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry investors and analysts have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. Thus, NAREIT created FFO as a supplemental measure of REIT operating performance that excludes historical cost depreciation, among other items, from GAAP net income. The use of FFO, combined with the required primary GAAP presentations, has been fundamentally beneficial, improving the understanding of operating results of REITs among the investing public and making comparisons of REIT operating results more meaningful. Company management evaluates operating performance in part based on FFO. Additionally, we use FFO, along with other measures, to assess performance in connection with evaluating and granting incentive compensation to its officers and other key employees. The reconciliation of net income to FFO is as follows for the three and six months ended June 30, 2020 and 2019 (in thousands, except per share information):

	Three Months Ended June 30,
	2020			2019
	Dollars	Weighted Average Common Shares	Per Share Amount	Dollars	Weighted Average Common Shares	Per Share Amount
Net Income Available to Common Stockholders	$23,101	148,548	$0.16	$(22,409)	112,926	$(0.20)
Noncontrolling interest related to unitholders	5	25	—	(265)	1,744	—
Conversion of stock options	—	5	—	—	—	—
Conversion of unvested restricted stock units	—	2	—	—	—	—

Net Income — Diluted	23,106	148,580	0.16	(22,674)	114,670	(0.20)
Depreciation and amortization of real estate assets:
Consolidated properties	72,694	—	0.49	50,450	—	0.44
Share of unconsolidated joint ventures	2,106	—	0.01	4,154	—	0.04
Partners' share of real estate depreciation	(212)	—	—	(99)	—	—
(Gain) loss on sale of depreciated properties:
Consolidated properties	201	—	—	33	—	—
Share of unconsolidated joint ventures	(168)	—	—	5	—	—
Investments in unconsolidated joint ventures	232	—	—	—	—	—
Funds From Operations	$97,959	148,580	$0.66	$31,869	114,670	$0.28
TIER transaction costs	63	—	—	49,827	—	0.43
Funds From Operations before TIER transaction costs	$98,022	$148,580	$0.66	$81,696	$114,670	$0.71

	Six Months Ended June 30,
	2020			2019
	Dollars	Weighted Average Common Shares	Per Share Amount	Dollars	Weighted Average Common Shares	Per Share Amount
Net Income Available to Common Stockholders	$198,044	147,986	$1.34	$12,932	109,049	$0.12
Noncontrolling interest related to unitholders	307	572	—	323	1,744	—
Conversion of stock options	—	10	—	—	29	—
Conversion of unvested restricted stock units	—	2	—	—	—	—

Net Income — Diluted	198,351	148,570	1.34	13,255	110,822	0.12
Depreciation and amortization of real estate assets:
Consolidated properties	144,100	—	0.97	95,855	—	0.86
Share of unconsolidated joint ventures	4,453	—	0.03	7,408	—	0.07
Partners' share of real estate depreciation	(361)	—	—	(195)	—	—
(Gain) loss on sale of depreciated properties:
Consolidated properties	(90,715)	—	(0.61)	54	—	—
Share of unconsolidated joint ventures	(486)	—	—	5	—	—
Investments in unconsolidated joint ventures	(44,662)	—	(0.31)	—	—	—
Funds From Operations	$210,680	148,570	$1.42	$116,382	110,822	$1.05
TIER transaction costs	428	—	—	49,830	—	0.45
Funds From Operations before TIER transaction costs	$211,108	148,570	$1.42	$166,212	110,822	$1.50

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
The following table reconciles NOI for consolidated properties to net income (loss) for each of the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss)	$23,236	$(22,582)	$198,545	$13,423
Fee income	(4,690)	(7,076)	(9,422)	(15,804)
Termination fee income	(539)	(190)	(3,383)	(710)
Other income	(126)	(11)	(163)	(151)
Reimbursed expenses	322	1,047	843	1,979
General and administrative expenses	8,543	8,374	14,195	19,834
Interest expense	13,993	12,059	29,897	22,879
Depreciation and amortization	72,868	50,904	144,482	96,765
Transaction costs	63	49,827	428	49,830
Other expenses	552	624	1,118	804
Income from unconsolidated joint ventures	(1,715)	(3,634)	(5,140)	(6,538)
(Gain) loss on sale of investments in unconsolidated joint ventures	231	—	(45,999)	—
(Gain) loss on investment property transactions	201	(1,304)	(90,715)	(14,415)
Net Operating Income	$112,939	$88,038	$234,686	$167,896

Liquidity and Capital Resources
Our primary short-term and long-term liquidity needs include the following:
•property and land acquisitions;
•expenditures on development projects;
•building improvements, tenant improvements, and leasing costs;
•principal and interest payments on indebtedness;
•general and administrative costs; and
•common stock dividends.
We may satisfy these needs with one or more of the following:
•cash and cash equivalents on hand;
•net cash from operations;
•proceeds from the sale of assets;
•borrowings under our credit facility;
•proceeds from mortgage notes payable;
•proceeds from construction loans;
•proceeds from unsecured loans;
•proceeds from offerings of equity securities; and
•joint venture formations.
As of June 30, 2020, we had available to us the entire $1.0 billion borrowing capacity under our Credit Facility and $28.3 million of cash and cash equivalents. While we expect to have sufficient liquidity to meet our obligations for the foreseeable future, the COVID-19 outbreak and associated responses could adversely impact our future cash flows and financial condition.
Contractual Obligations and Commitments
The following table sets forth information as of June 30, 2020 with respect to our outstanding contractual obligations and commitments (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 years
Contractual Obligations:
Company debt:
Unsecured credit facility (1)	$—	$—	$—	$—	$—
Unsecured senior notes	1,000,000	—	—	—	1,000,000
Term loan	250,000	—	250,000	—	—
Mortgage notes payable	685,835	7,940	118,769	332,242	226,883
Interest commitments (2)	366,210	60,856	110,666	97,473	97,215
Ground leases	216,906	3,213	5,812	5,347	202,534
Other operating leases	293	172	121	—	—
Total contractual obligations	$2,519,244	$72,181	$485,368	$435,062	$1,526,633
Commitments:
Unfunded tenant improvements and construction obligations	$193,847	$150,989	$42,858	$—	$—
Performance bonds	1,192	1,192	—	—	—
Total commitments	$195,039	$152,181	$42,858	$—	$—
(1)As of June 30, 2020, the entire $1.0 billion borrowing capacity was available to us under our Credit Facility.
(2)Interest on variable rate obligations is based on rates effective as of June 30, 2020.
In addition, we have several standing or renewable service contracts mainly related to the operation of buildings. These contracts are in the ordinary course of business and are generally one year or less. These contracts are not included in the above table and are usually reimbursed in whole or in part by tenants.
Other Debt Information
Our existing mortgage debt is primarily non-recourse, fixed-rate mortgage notes secured by various real estate assets. Many of our non-recourse mortgages contain covenants which, if not satisfied, could result in acceleration of the maturity of the debt. We expect to either refinance the non-recourse mortgages at maturity or repay the mortgages with proceeds from asset sales, debt, or other capital sources. We are in compliance with all covenants of our existing non-recourse mortgages, Credit Facility, unsecured senior notes, and Term Loan.
85% of our debt bears interest at a fixed rate. Our variable-interest debt instruments, including our Credit Facility and $250 million term loan, may use London Interbank Offering Rate ("LIBOR") as a benchmark for establishing the rate. LIBOR has been the subject of recent regulatory guidance and proposals for reform and in July 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. These reforms may cause LIBOR to no longer be provided or to perform differently than in the past. If LIBOR is no longer widely available, or otherwise at our option, our variable-interest debt instruments, including our Credit Facility and term loan facilities, provide for alternate interest rate calculations.
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
Cash Flows Summary
We report and analyze our cash flows based on operating activities, investing activities, and financing activities. The following table sets forth the changes in cash flows (in thousands):

	Six Months Ended June 30,
	2020	2019	Change
Net cash provided by operating activities	$133,588	$77,791	$55,797
Net cash provided by (used in) investing activities	248,792	(37,246)	286,038
Net cash used in financing activities	(369,786)	(29,173)	(340,613)
The reasons for significant increases and decreases in cash flows between the periods are as follows:
Cash Flows from Operating Activities. Cash flows from operating activities increased $55.8 million between the 2020 and 2019 six month periods primarily due to an increase in net cash received from operations of properties acquired in the Merger in June 2019, of 1200 Peachtree, which was acquired in March 2019, and of Terminus, which was consolidated in October 2019 when we purchased our partner's interest in TOH.
Cash Flows from Investing Activities. Cash flows from investing activities increased $286.0 million between the 2020 and 2019 six month periods primarily due to cash received from the sales of the Hearst Tower and Woodcrest operating properties, combined with the sales of our interests in the Gateway Village and Wildwood Associates joint ventures.
Cash Flows from Financing Activities. Cash flows from financing activities decreased $340.6 million between the 2020 and 2019 six month periods primarily due to a decrease in net borrowings on our Credit Facility in 2020, which has no outstanding balance as of June 30, 2020.
Capital Expenditures. We incur costs related to our real estate assets that include acquisition of properties, development of new properties, redevelopment of existing or newly purchased properties, leasing costs for new or replacement tenants, and ongoing property repairs and maintenance.
Capital expenditures for assets we develop or acquire and then hold and operate are included in the property acquisition, development, and tenant asset expenditures line item within investing activities on the condensed consolidated statements of cash flows. Amounts accrued are removed from the table below (accrued capital adjustment) to show the components of these costs on a cash basis. Components of costs included in this line item for the six months ended June 30, 2020 and 2019 are as follows (in thousands):

	Six Months Ended June 30,
	2020	2019
Acquisition of property	$82,726	$82,120
Development	27,781	36,258
Operating — leasing costs	4,950	22,698
Operating — building improvements	84,925	24,678
Purchase of land held for investment	6,092	6,512
Capitalized interest	9,268	2,131
Capitalized personnel costs	3,155	3,276
Change in accrued capital expenditures	16,569	(8,973)
Total property acquisition, development, and tenant asset expenditures	$235,466	$168,700

Capital expenditures increased $66.8 million between the 2020 and 2019 six month periods primarily due to the continued building and tenant improvements at Domain 12, which began recognizing income in the second quarter of 2020, and due to tenant improvements at Terminus, Northpark, and Corporate Center. Tenant improvements and leasing costs, as well as related capitalized personnel costs, are a function of the number and size of newly executed leases or renewals of existing leases. The amounts of tenant improvement and leasing costs for our office portfolio on a per square foot basis for the three months ended June 30, 2020 and 2019 were as follows:

	2020	2019
New leases	$13.55	$7.55
Renewal leases	$5.72	$6.92
Expansion leases	$5.19	$9.02
The amounts of tenant improvement and leasing costs on a per square foot basis vary by lease and by market. Average leasing costs during the second quarter of 2020 increased for new leases primarily due to a lease in Austin signed in the second quarter of 2020 with higher than average tenant improvement and leasing costs, which were largely offset by the previous tenant's termination fees, and a large long term lease in Charlotte signed in the second quarter of 2019 with lower than average leasing costs.
Dividends. We paid common dividends of $87.1 million and $57.8 million in the 2020 and 2019 six month periods, respectively. We expect to fund our future quarterly common dividends with cash provided by operating activities, also using proceeds from investment property sales, distributions from unconsolidated joint ventures, and indebtedness, if necessary.
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
Debt. At June 30, 2020, our unconsolidated joint ventures had aggregate outstanding indebtedness to third parties of $197.5 million. These loans are generally mortgage or construction loans, most of which are non-recourse to us except as described in the paragraph below. In addition, in certain instances, we provide “non-recourse carve-out guarantees” on these non-recourse loans. Certain of these loans have variable interest rates, which creates exposure to the ventures in the form of market risk from interest rate changes.
Following the April 2020 amendment, we no longer guarantee 12.5% of the loan amount related to the Carolina Square construction loan, which has a lending capacity of $79.8 million, and an outstanding balance of $76.3 million as of June 30, 2020.

Critical Accounting Policies
There have been no material changes in the critical accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes in the market risk associated with our notes payable at June 30, 2020 compared to that as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.
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
Public health crises, pandemics, and epidemics, such as those caused by COVID-19, have had, and could continue to have, a material adverse effect on global, national, and local economies, as well as on our business and our tenants’ businesses. The potential impact of a pandemic, epidemic, or outbreak of a contagious disease on our tenants and our properties is difficult to predict or assess. The extent to which the ongoing COVID-19 pandemic, including the outbreaks in Atlanta, Austin, Charlotte, Phoenix, Tampa, and Dallas and actions taken to contain or slow them, impacts our operations and those of our tenants, will depend on future developments. These may include the scope, severity, and duration of the pandemic, and the actions taken to mitigate its impact, all of which are highly uncertain and unpredictable, but could be material. Considerable uncertainty surrounds the nature of COVID-19 and its potential effects, and the extent of and effectiveness of any responses taken on a national and local level to try to contain it. The long-term impact of COVID-19 on the U.S. and global economies is uncertain and could result in a world-wide economic downturn and recession that may lead to corporate bankruptcies among our tenants. Any of these developments, and other effects of the ongoing global pandemic of COVID-19 or any other pandemic, epidemic, or outbreak of contagious disease, could adversely affect us.
In addition to the general economic impact of a pandemic, epidemic, or outbreak of a contagious disease, if an outbreak of COVID-19 occurs within the workforce of our tenants or otherwise disrupts their management and other personnel, the business and operating results of our tenants could be negatively impacted. Large-scale “shelter in place”, “stay safe”, or "social distancing" executive orders in Atlanta, Austin, Charlotte, Phoenix, Tampa, or Dallas, where we have high concentrations of our lease revenues, could cause many of our tenants, including retailers and restaurants, to stay closed or operate at reduced capacity for an extended period of time. The negative impact upon our tenants may include an immediate reduction in cash flow available to pay rent under our leases, and although various governmental financial programs may mitigate this, governmental assistance may not be available to all affected tenants or may be significantly delayed. In turn, our tenants' inability to pay rent under our leases could adversely affect our own liquidity, and there can be no guarantee that additional liquidity will be readily available or available on favorable terms in the future. Large-scale executive orders and other measures taken to curb the spread of COVID-19 may also negatively impact the ability of our properties to continue to obtain necessary goods and services or provide adequate staffing, which may also adversely affect our operating results and reputation. Any increased costs or lost revenue as a result of tenant financial difficulty, or their need to comply with executive orders and other guidance from the Centers for Disease Control and Prevention, may not be fully recoverable under our leases or adequately covered by insurance, which could impact our profitability. In addition to the potential consequences listed above, these same factors may cause prospective tenants to delay their leasing decisions or to lease less space. Even after the pandemic has ceased to be active, the prevalence of work-from-home policies during the pandemic may alter tenant preferences in the long term with respect to the demand for leasing office space.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
For information on our equity compensation plans, see note 15 of our Annual Report on Form 10-K, and note 12 to the unaudited condensed consolidated financial statements set forth in this Form 10-Q. We did not make any sales of unregistered securities during the second quarter of 2020.
We purchased the following common shares during the second quarter of 2020:

	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)
April 1 - 30	—	N/A
May 1 - 31	5,332	$27.67
June 1 - 30	—	N/A
	5,332	$27.67
(1) Activity for the second quarter of 2020 related to the remittance of shares for income taxes associated with restricted stock vesting and to the remittance of shares for strike price associated with the exercise of fully vested stock options.

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

4.3		Guaranty Agreement, dated as of April 19, 2017, filed as Exhibit A to Exhibit 4.1 above, and incorporated herein by reference.

4.4
Form of Senior Forms of Senior Unsecured Notes incorporated by reference to Schedules 1-A and 1-B of Exhibit 4.1 above, filed as Exhibit 4.4 to the Registrant's 10-Q filed on July 24, 2019, and incorporated herein by reference. Notes incorporated by reference to Schedule 1-A and 1-B of Exhibit 4.1 above, incorporated herein by reference.

4.5
Forms of Senior Unsecured Notes incorporated by reference to Schedules 1-A, 1-B, and 1-C of Exhibit 4.2 above, filed as Exhibit 4.5 to the Registrant's 10-Q filed on Jul 24, 2019, and incorporated herein by reference.

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

COUSINS PROPERTIES INCORPORATED
/s/ Gregg D. Adzema
Gregg D. Adzema
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)
Date: July 30, 2020