Form 10-Q
period 2020-09-30
COUSINS PROPERTIES INC
filed 2020-10-28
CIK 25232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 21, 2020
Common Stock, $1 par value per share	148,564,356 shares

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
•the impact of a public health crisis, including the COVID-19 pandemic, and the governmental and third-party response to such a crisis, which may affect our key personnel, our tenants, and the costs of operating our assets;
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

PART I — FINANCIAL INFORMATION
Item 1.    Financial Statements.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2020	December 31, 2019
	(unaudited)
Assets:
Real estate assets:
Operating properties, net of accumulated depreciation of $750,662 and $577,139 in 2020 and 2019, respectively	$6,144,004	$5,669,324
Projects under development	52,759	410,097
Land	108,213	116,860
	6,304,976	6,196,281
Real estate assets and other assets held for sale, net of accumulated depreciation and amortization of $61,093 in 2019	—	360,582

Cash and cash equivalents	36,872	15,603
Restricted cash	1,847	2,005
Notes and accounts receivable	18,561	23,680
Deferred rents receivable	132,689	102,314
Investment in unconsolidated joint ventures	129,814	133,884
Intangible assets, net	209,434	257,649
Other assets	52,403	59,449
Total assets	$6,886,596	$7,151,447
Liabilities:
Notes payable	$1,934,905	$2,222,975
Accounts payable and accrued expenses	183,023	209,904
Deferred income	58,404	52,269
Intangible liabilities, net of accumulated amortization of $70,894 and $55,798 in 2020 and 2019, respectively	68,009	83,105
Other liabilities	115,162	134,128
Liabilities of real estate assets held for sale, net of accumulated amortization of $7,771 in 2019	—	21,231
Total liabilities	2,359,503	2,723,612
Commitments and contingencies
Equity:
Stockholders' investment:
Preferred stock, $1 par value, 20,000,000 shares authorized, 1,716,837 shares issued and outstanding in 2019	—	1,717
Common stock, $1 par value, 300,000,000 shares authorized, 151,149,289 and 149,347,382 shares issued, and 148,564,356 and 146,762,449 shares outstanding in 2020 and 2019, respectively	151,149	149,347
Additional paid-in capital	5,541,879	5,493,883
Treasury stock at cost, 2,584,933 shares in 2020 and 2019	(148,473)	(148,473)
Distributions in excess of cumulative net income	(1,044,743)	(1,137,200)
Total stockholders' investment	4,499,812	4,359,274
Nonredeemable noncontrolling interests	27,281	68,561
Total equity	4,527,093	4,427,835
Total liabilities and equity	$6,886,596	$7,151,447

See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenues:
Rental property revenues	$179,024	$180,826	$543,252	$439,624
Fee income	4,350	7,494	13,772	23,298
Other	6	3	169	154
	183,380	188,323	557,193	463,076
Expenses:
Rental property operating expenses	62,844	65,646	189,003	155,838
Reimbursed expenses	373	1,290	1,216	3,269
General and administrative expenses	5,658	5,852	19,853	25,686
Interest expense	15,058	14,700	44,955	37,579
Depreciation and amortization	71,498	82,012	215,980	178,777
Transaction costs	—	1,048	428	50,878
Other	723	297	1,841	1,101
	156,154	170,845	473,276	453,128
Income from unconsolidated joint ventures	1,611	3,241	6,751	9,779
Gain (loss) on sales of investments in unconsolidated joint ventures	(59)	—	45,940	—
Gain (loss) on investment property transactions	(523)	(27)	90,192	14,388
Net income	28,255	20,692	226,800	34,115
Net income attributable to noncontrolling interests	(140)	(318)	(641)	(809)
Net income available to common stockholders	$28,115	$20,374	$226,159	$33,306

Net income per common share — basic	$0.19	$0.14	$1.53	$0.27
Net income per common share — diluted	$0.19	$0.14	$1.52	$0.27
Weighted average shares — basic	148,566	146,762	148,181	121,758
Weighted average shares — diluted	148,606	148,530	148,586	123,529

See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited; in thousands except per share amounts)

Three Months Ended September 30, 2020
	Preferred Stock	Common Stock	Additional Paid-In Capital	Treasury Stock	Distributions in Excess of Net Income	Stockholders’ Investment	Nonredeemable Noncontrolling Interests	Total Equity
Balance June 30, 2020	$—	$151,153	$5,540,945	$(148,473)	$(1,028,289)	$4,515,336	$24,993	$4,540,329
Net income	—	—	—	—	28,115	28,115	140	28,255
Amortization of stock options, restricted stock, and restricted stock units, net of forfeitures	—	(4)	934	—	—	930	—	930
Contributions from nonredeemable noncontrolling interests	—	—	—	—	—	—	2,317	2,317
Distributions to nonredeemable noncontrolling interests	—	—	—	—	—	—	(169)	(169)
Common dividends ($0.30 per share)	—	—	—	—	(44,569)	(44,569)	—	(44,569)
Balance September 30, 2020	$—	$151,149	$5,541,879	$(148,473)	$(1,044,743)	$4,499,812	$27,281	$4,527,093

Three Months Ended September 30, 2019
	Preferred Stock	Common Stock	Additional Paid-In Capital	Treasury Stock	Distributions in Excess of Net Income	Stockholders’ Investment	Nonredeemable Noncontrolling Interests	Total Equity
Balance June 30, 2019	$1,717	$149,348	$5,492,648	$(148,473)	$(1,189,567)	$4,305,673	$63,945	$4,369,618
Net income	—	—	—	—	20,374	20,374	318	20,692
Amortization of stock options and restricted stock, net of forfeitures	—	(1)	617	—	—	616	—	616
Contributions from nonredeemable noncontrolling interests	—	—	—	—	—	—	1,191	1,191
Distributions to nonredeemable noncontrolling interests	—	—	—	—	—	—	(480)	(480)
Common dividends ($0.29 per share)	—	—	—	—	(42,559)	(42,559)	—	(42,559)
Balance September 30, 2019	$1,717	$149,347	$5,493,265	$(148,473)	$(1,211,752)	$4,284,104	$64,974	$4,349,078

See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited; in thousands except per share amounts)

Nine Months Ended September 30, 2020
	Preferred Stock	Common Stock	Additional Paid-In Capital	Treasury Stock	Distributions in Excess of Net Income	Stockholders’ Investment	Nonredeemable Noncontrolling Interests	Total Equity
Balance December 31, 2019	$1,717	$149,347	$5,493,883	$(148,473)	$(1,137,200)	$4,359,274	$68,561	$4,427,835
Net income	—	—	—	—	226,159	226,159	641	226,800
Common stock issued pursuant to stock based compensation	—	90	(397)	—	—	(307)	—	(307)
Common stock issued pursuant to unitholder redemption	(1,717)	1,719	45,032	—	—	45,034	(45,034)	—
Amortization of stock options, restricted stock, and restricted stock units, net of forfeitures	—	(7)	3,361	—	—	3,354	—	3,354
Contributions from nonredeemable noncontrolling interests	—	—	—	—	—	—	4,133	4,133
Distributions to nonredeemable noncontrolling interests	—	—	—	—	—	—	(1,020)	(1,020)
Common dividends ($0.90 per share)	—	—	—	—	(133,702)	(133,702)	—	(133,702)
Balance September 30, 2020	$—	$151,149	$5,541,879	$(148,473)	$(1,044,743)	$4,499,812	$27,281	$4,527,093

Nine Months Ended September 30, 2019
	Preferred Stock	Common Stock	Additional Paid-In Capital	Treasury Stock	Distributions in Excess of Net Income	Stockholders’ Investment	Nonredeemable Noncontrolling Interests	Total Equity
Balance December 31, 2018	$1,717	$107,681	$3,934,385	$(148,473)	$(1,129,445)	$2,765,865	$55,291	$2,821,156
Net income	—	—	—	—	33,306	33,306	809	34,115
Common stock issued in merger	—	41,576	1,556,613	—	—	1,598,189	—	1,598,189
Common stock issued pursuant to stock based compensation	—	91	419	—	—	510	—	510
Amortization of stock options and restricted stock, net of forfeitures	—	(1)	1,848	—	—	1,847	—	1,847
Nonredeemable noncontrolling interests acquired in merger	—	—	—	—	—	—	5,348	5,348
Contributions from nonredeemable noncontrolling interests	—	—	—	—	—	—	5,271	5,271
Distributions to nonredeemable noncontrolling interests	—	—	—	—	—	—	(1,745)	(1,745)
Common dividends ($0.87 per share)	—	—	—	—	(115,613)	(115,613)	—	(115,613)
Balance September 30, 2019	$1,717	$149,347	$5,493,265	$(148,473)	$(1,211,752)	$4,284,104	$64,974	$4,349,078
See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in thousands)

	Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$226,800	$34,115
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales of investments in unconsolidated joint ventures	(45,940)	—
Gain on investment properties transactions	(90,192)	(14,388)
Depreciation and amortization	215,980	178,777
Amortization of deferred financing costs and premium/discount on notes payable	(671)	1,723
Stock-based compensation expense, net of forfeitures	4,415	3,209
Effect of non-cash adjustments to revenues	(41,614)	(31,166)
Income from unconsolidated joint ventures	(6,751)	(9,779)
Operating distributions from unconsolidated joint ventures	5,940	6,125
Changes in other operating assets and liabilities:
Change in other receivables and other assets, net	(715)	(13,638)
Change in operating liabilities, net	(8,245)	43,387
Net cash provided by operating activities	259,007	198,365
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from investment property sales	435,539	58,968
Proceeds from sales of investments in unconsolidated joint ventures	52,815	—
Property acquisition, development, and tenant asset expenditures	(306,102)	(252,034)
Investment in unconsolidated joint ventures	(3,752)	(21,476)
Distributions from unconsolidated joint ventures	—	11
Cash and restricted cash acquired in merger	—	85,989
Change in notes receivable and other assets	(167)	(71)
Net cash provided by (used in) investing activities	178,333	(128,613)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facility	319,500	904,000
Repayment of credit facility	(571,000)	(824,000)
Repayment of notes payable	(34,710)	(687,207)
Issuance of unsecured senior notes	—	650,000
Payment of deferred financing costs	(70)	(2,866)
Contributions from nonredeemable noncontrolling interests	4,133	5,271
Distributions to nonredeemable noncontrolling interests	(1,020)	(1,745)
Common dividends paid	(131,694)	(100,372)
Other	(1,368)	(864)
Net cash used in financing activities	(416,229)	(57,783)
NET INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	21,111	11,969
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	17,608	2,695
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$38,719	$14,664
See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
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
Cousins, CPLP, CTRS, and their subsidiaries (collectively, the "Company") develop, acquire, lease, manage, and own Class A office and mixed-use properties in Sun Belt markets with a focus on Georgia, Texas, North Carolina, Arizona, and Florida. Cousins has elected to be taxed as a REIT and intends to, among other things, distribute 100% of its net taxable income to stockholders, thereby eliminating any liability for federal income taxes under current law. Therefore, the results included herein do not include a federal income tax provision for Cousins. As of September 30, 2020, the Company's portfolio of real estate assets consisted of interests in 19.0 million square feet of office space and 310,000 square feet of mixed-use space.
Basis of Presentation: The condensed consolidated financial statements are unaudited and were prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, these financial statements reflect all adjustments necessary (which adjustments are of a normal and recurring nature) for the fair presentation of the Company's financial position as of September 30, 2020 and the results of operations for the three and nine months ended September 30, 2020 and 2019. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of results expected for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019. The accounting policies employed are substantially the same as those shown in note 2 to the consolidated financial statements included therein.
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
For the three and nine months ended September 30, 2020 and 2019, there were no items of other comprehensive income. Therefore, no presentation of comprehensive income is required.
The Company evaluates all partnerships, joint ventures, and other arrangements with variable interests to determine if the entity or arrangement qualifies as a variable interest entity ("VIE"), as defined in the Financial Accounting Standard Board's ("FASB") Accounting Standards Codification ("ASC"). If the entity or arrangement qualifies as a VIE and the Company is determined to be the primary beneficiary, the Company is required to consolidate the assets, liabilities, and results of operations of the VIE. At September 30, 2020, the Company had no investments or interests in any VIEs.
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

The Merger has been accounted for as a business combination with the Company as the accounting acquirer, which requires, among other things, that the assets acquired and liabilities assumed be recognized at their acquisition date fair value. The total value of the transaction is based on the closing stock price of the Company's common stock on June 13, 2019, the day immediately prior to the closing of the Merger. Based on the shares issued in the transaction, the total fair value of the assets acquired and liabilities assumed in the Merger was $1.6 billion. The Company incurred no expenses related to the Merger for the three months ended September 30, 2020 and $428,000 for the nine months ended September 30, 2020. For the three and nine months ended September 30, 2019, the Company incurred expenses related to the Merger of $1.0 million and $50.9 million, respectively.
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

During the three and nine months ended September 30, 2020, the Company recorded revenues related to assets acquired in the Merger of $51.5 million and $154.1 million, respectively. During the three and nine months ended September 30, 2019, the Company recorded revenues related to assets acquired in the Merger of $52.1 million and $61.7 million, respectively. The following unaudited supplemental pro forma information is based upon the Company's historical condensed consolidated statements of operations, adjusted as if the Merger had occurred on January 1, 2018. The supplemental pro forma information is not necessarily indicative of future results, or of actual results, that would have been achieved had the Merger been consummated on January 1, 2018.

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Revenues	$188,323	$555,324
Net income	21,740	110,188
Net income available to common stockholders	21,410	108,724

Supplemental pro forma earnings were adjusted to exclude $1.0 million and $50.9 million of transaction costs incurred in the three and nine months ended September 30, 2019.

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
The Company determined that control of the services to be provided is being transferred over time and, thus, the Company must recognize the $52.3 million contract price in revenue as it satisfies the performance obligation. The Company determined that the inputs method of measuring progress of satisfying the performance obligation was the most appropriate method of recognizing revenue for the services component. Therefore, the Company began recognizing revenue in the quarter ended March 31, 2019, and will continue to recognize revenue based upon the time spent by the Company’s employees in providing these services as compared to the total estimated time required to satisfy the performance obligation. During the three months ended September 30, 2020 and 2019, the Company recognized $3.7 million and $5.6 million, respectively, in fee income in its condensed consolidated statements of operations related to the services provided to NS. During the nine months ended September 30, 2020 and 2019, the Company recognized $11.2 million and $17.2 million, respectively, in fee income in its condensed consolidated statements of operations related to the services provided to NS. As of September 30, 2020 and December 31, 2019, the Company had deferred income included in the consolidated balance sheet of $4.4 million and $11.3 million, respectively, related to NS.
4. REAL ESTATE TRANSACTIONS
During May 2020, the Company purchased a 1,550 space parking garage in Charlotte, North Carolina for a gross purchase price of $85.0 million. This property is included in real estate assets on the condensed consolidated balance sheet and in the Company's Charlotte/Office operating segment.
During March 2020, the Company sold Hearst Tower, a 966,000 square foot office building in Charlotte, North Carolina, for a gross purchase price of $455.5 million. This property was included in the Company's Charlotte/Office operating segment. This transaction was triggered by the exercise of a purchase option by the building's primary lessee. The Company recognized a net gain of $90.4 million on the sale of Hearst Tower.
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

5. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES
The following information summarizes financial data and principal activities of the Company's unconsolidated joint ventures. The information included in the following table entitled summary of financial position is as of September 30, 2020 and December 31, 2019 (in thousands). The information included in the summary of operations table is for the nine months ended September 30, 2020 and 2019 (in thousands):

	Total Assets		Total Debt		Total Equity		Company’s Investment
SUMMARY OF FINANCIAL POSITION:	2020	2019	2020	2019	2020	2019	2020		2019
DC Charlotte Plaza LLLP	$175,827	$179,694	$—	$—	$90,767	$90,373	$48,040		$48,058
Austin 300 Colorado Project, LP	165,704	112,630	71,681	21,430	68,191	68,101	37,929		36,846
AMCO 120 WT Holdings, LLC	86,151	77,377	—	—	83,467	70,696	15,769		13,362
Carolina Square Holdings LP	111,240	114,483	76,108	75,662	22,606	25,184	13,514		14,414
HICO Victory Center LP	15,835	16,045	—	—	15,835	15,353	10,541		10,373
Charlotte Gateway Village, LLC	—	109,675	—	—	—	106,651	—		6,718
Wildwood Associates	—	11,061	—	—	—	10,978	—		(521)	(1)
Crawford Long - CPI, LLC	30,820	28,459	66,725	67,947	(37,483)	(40,250)	(17,877)	(1)	(19,205)	(1)
Other	6,952	8,879	—	—	6,760	7,318	4,021		4,113
	$592,529	$658,303	$214,514	$165,039	$250,143	$354,404	$111,937		$114,158

	Total Revenues		Net Income (Loss)		Company's Share of Income (Loss)
SUMMARY OF OPERATIONS:	2020	2019	2020	2019	2020	2019
Charlotte Gateway Village, LLC	$6,692	$20,368	$3,352	$7,510	$1,674	$3,755
DC Charlotte Plaza LLLP	15,476	10,716	5,597	4,196	2,583	2,098
Crawford Long - CPI, LLC	9,784	9,412	2,767	2,821	1,329	1,349
Carolina Square Holdings LP	10,792	8,757	1,936	191	950	5
HICO Victory Center LP	241	356	241	356	121	197
Austin 300 Colorado Project, LP	264	319	90	152	45	76
Terminus Office Holdings LLC	—	34,964	—	4,962	—	2,381
AMCO 120 WT Holdings, LLC	1,564	5	(2,106)	(81)	(383)	—
Other	228	132	125	(148)	432	(82)
	$45,041	$85,029	$12,002	$19,959	$6,751	$9,779

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
In March 2020, the Company sold its interest in Charlotte Gateway Village, LLC ("Gateway"), which owned a 1.1 million square foot office building in Charlotte, North Carolina, to its partner for a gross purchase price of $52.2 million. The sale was triggered by the exercise of the partner's purchase option and the proceeds from this sale represent a 17% internal rate of return for the Company on its invested capital, as stipulated in the partnership agreement. The Company recognized a gain of $44.6 million on the sale of its interest in Gateway.
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

6. INTANGIBLE ASSETS
Intangible assets on the balance sheets as of September 30, 2020 and December 31, 2019 included the following (in thousands):

	2020	2019
In-place leases, net of accumulated amortization of $205,497 and $163,867 in 2020 and 2019, respectively	$161,129	$202,760
Above-market tenant leases, net of accumulated amortization of $32,865 and $26,487 in 2020 and 2019, respectively	29,322	35,699
Below-market ground lease, net of accumulated amortization of $1,104 and $897 in 2020 and 2019, respectively	17,309	17,516
Goodwill	1,674	1,674
	$209,434	$257,649
The carrying amount of goodwill did not change during the nine months ended September 30, 2020 and 2019.
Aggregate net amortization expense related to intangible assets and liabilities for the three and nine months ended September 30, 2020 was $10.2 million and $33.7 million, respectively. Aggregate net amortization expense related to intangible assets and liabilities for the three and nine months ended September 30, 2019 was $17.6 million and $30.7 million, respectively. Over the next five years and thereafter aggregate amortization of these intangible assets and liabilities is anticipated to be as follows (in thousands):

	Below Market Rents	Above Market Ground Lease	Below Market Ground Lease	Above Market Rents	In Place Leases
2020 (three months)	$(4,193)	$(12)	$69	$1,791	$11,939
2021	(14,148)	(46)	276	6,578	39,902
2022	(11,076)	(46)	276	5,209	28,017
2023	(9,388)	(46)	276	4,160	22,858
2024	(8,172)	(46)	276	3,280	17,969
Thereafter	(19,394)	(1,442)	16,136	8,304	40,444
	$(66,371)	$(1,638)	$17,309	$29,322	$161,129

7. OTHER ASSETS
Other assets on the condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019 included the following (in thousands):

	2020	2019
Predevelopment costs and earnest money	$18,479	$25,586
Furniture, fixtures and equipment, leasehold improvements, and other deferred costs, net of accumulated depreciation of $31,714 and $29,131 in 2020 and 2019, respectively	17,427	17,791
Prepaid expenses and other assets	7,713	5,924
Lease inducements, net of accumulated amortization of $3,051 and $2,333 in 2020 and 2019, respectively	5,387	5,632
Line of credit deferred financing costs, net of accumulated amortization of $4,082 and $2,952 in 2020 and 2019, respectively	3,397	4,516
	$52,403	$59,449

8. NOTES PAYABLE
The following table summarizes the terms of notes payable outstanding at September 30, 2020 and December 31, 2019 ($ in thousands):

Description	Interest Rate (1)	Maturity (2)	2020	2019
Unsecured Notes:
Credit Facility, Unsecured	1.20%	2023	$—	$251,500
Term Loan, Unsecured	1.35%	2021	250,000	250,000
2019 Senior Notes, Unsecured	3.95%	2029	275,000	275,000
2017 Senior Notes, Unsecured	3.91%	2025	250,000	250,000
2019 Senior Notes, Unsecured	3.86%	2028	250,000	250,000
2019 Senior Notes, Unsecured	3.78%	2027	125,000	125,000
2017 Senior Notes, Unsecured	4.09%	2027	100,000	100,000
			1,250,000	1,501,500
Secured Mortgage Notes:
Fifth Third Center	3.37%	2026	137,886	140,332
Terminus 100	5.25%	2023	115,800	118,146
Colorado Tower	3.45%	2026	115,273	117,085
Promenade	4.27%	2022	93,455	95,986
816 Congress	3.75%	2024	78,678	79,987
Terminus 200	3.79%	2023	74,791	76,079
Legacy Union One	4.24%	2023	66,000	66,000
Meridian Mark Plaza	6.00%	2020	—	22,978
			681,883	716,593
			$1,931,883	$2,218,093

Unamortized premium			8,491	11,239
Unamortized loan costs			(5,469)	(6,357)
Total Notes Payable			$1,934,905	$2,222,975

(1) Interest rate as of September 30, 2020.
(2) Weighted average maturity of notes payable outstanding at September 30, 2020 was 5.2 years.
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
At September 30, 2020, the Credit Facility's spread over LIBOR was 1.05%. The amount that the Company may draw under the Credit Facility is a defined calculation based on the Company's unencumbered assets and other factors. The total available borrowing capacity under the Credit Facility was $1.0 billion at September 30, 2020.
Term Loan
The Company has a $250 million unsecured term loan (the "Term Loan") that matures on December 2, 2021. The Term Loan has financial covenants consistent with those of the Credit Facility. The interest rate applicable to the Term Loan varies according to the Company’s leverage ratio and may, at the election of the Company, be determined based on either (1) the current LIBOR plus a spread of between 1.20% and 1.70%, based on leverage or (2) the greater of Bank of America's prime rate, the federal funds rate plus 0.50%, or the one-month LIBOR plus 1.00% (the “Base Rate”), plus a spread of between 0.00% and 0.75%, based on leverage. At September 30, 2020, the Term Loan's spread over LIBOR was 1.20%. The Company is in compliance with all covenants of the Term Loan.
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
Other Debt Information
At September 30, 2020 and December 31, 2019, the estimated fair value of the Company’s notes payable was $2.1 billion and $2.3 billion, respectively, calculated by discounting the debt's remaining contractual cash flows at estimated rates at which similar loans could have been obtained at September 30, 2020 and December 31, 2019. The estimate of the current market rate, which is the most significant input in the discounted cash flow calculation, is intended to replicate debt of similar maturity and loan-to-value relationship. These fair value calculations are considered to be Level 2 under the guidelines as set forth in ASC 820 as the Company utilizes market rates for similar type loans from third party brokers.
For the three and nine months ended September 30, 2020 and 2019, interest expense was recorded as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Total interest incurred	$17,780	$18,918	$56,944	$43,928
Interest capitalized	(2,722)	(4,218)	(11,989)	(6,349)
Total interest expense	$15,058	$14,700	$44,955	$37,579

9. OTHER LIABILITIES
Other liabilities on the condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019 included the following (in thousands):

	2020	2019
Ground lease liability	$58,958	$59,379
Prepaid rent	29,242	33,428
Security deposits	13,257	13,545
Restricted stock unit liability	8,393	16,592
Other liabilities	5,312	11,184
	$115,162	$134,128

10. COMMITMENTS AND CONTINGENCIES
Commitments
At September 30, 2020, the Company had outstanding performance bonds totaling $1.2 million. As a lessor, the Company had $174.6 million in future obligations under leases to fund tenant improvements and other future construction obligations at September 30, 2020.
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
Contingencies
Recent events related to the COVID-19 pandemic and the actions taken to contain it have created substantial uncertainty for all businesses, including the Company. The Company’s condensed consolidated financial statements as of and for the three and nine months ended September 30, 2020 have been prepared in light of these circumstances. We have continued to follow the policies described in our footnotes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, including those related to impairment and estimates of the likelihood of collectibility of amounts due from tenants. While our current analysis did not result in any impairments or material valuation adjustments to amounts due from tenants as of September 30, 2020, circumstances related to the COVID-19 pandemic may result in recording impairments or material valuation adjustments to amounts due from tenants in future periods.
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
    As of September 30, 2020, the Company had no preferred stock outstanding.
12. STOCK-BASED COMPENSATION
The Company has several types of stock-based compensation — stock options, restricted stock, and restricted stock units (“RSUs”).
The Company's compensation expense for the three and nine months ended September 30, 2020 relates to restricted stock and RSUs awarded in 2018, 2019, and 2020. Compensation expense for the nine months ended September 30, 2020 also includes expenses related to restricted stock and RSUs awarded in 2017. Restricted stock and the 2020 RSUs are equity-classified awards for which the compensation expense per share is fixed. The 2018 and 2019 RSUs are liability-classified awards for which the expense fluctuates from period to period dependent, in part, on both the Company's stock price and on the Company's stock performance relative to its peers. For the three and nine months ended September 30, 2020 and 2019, stock-based compensation expense, net of forfeitures, was recorded as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Equity-classified awards	$930	$616	$3,354	$1,847
Liability-classified awards	603	(549)	1,363	4,868
Total stock-based compensation expense, net of forfeitures	$1,533	$67	$4,717	$6,715

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
Under the 2019 Plan, during the nine months ended September 30, 2020, the Company made restricted stock grants of 71,421 shares to key employees, which vest ratably over a three-year period. Also under the 2019 Plan, during the nine months ended September 30, 2020, the Company awarded two types of RSUs to key employees based on the following metrics: (1) Total Stockholder Return of the Company, as defined in the 2019 Plan, as compared to the companies in the SNL US REIT Office index (“Market-based RSUs”), and (2) the ratio of cumulative funds from operations (“FFO”) per share to targeted cumulative FFO per share (“Performance-based RSUs”), as defined in the 2019 Plan. The measurement period for both awards is January 1, 2020 to December 31, 2022, and the targeted units awarded of Market-based RSUs and Performance-based RSUs was 71,038 and 30,447, respectively. The ultimate settlement of these awards can range from 0% to 200% of the targeted number of units depending on the achievement of the market and performance metrics described above. These RSU awards cliff vest on December 31, 2022 and are to be settled in the Company’s common stock with settlement dependent on attainment of required service, market, and performance criteria. The number of RSUs vesting will be determined by the Compensation Committee. The Company expenses an estimate of the fair value of the Market-based RSUs, calculated using a Monte Carlo valuation at grant date, ratably over the vesting period, adjusting for forfeitures when they occur. The Performance-based RSUs are expensed over the vesting period based on the Company’s share price on the grant date. The expense is recognized ratably over the vesting period and adjusted each quarter based on the number of shares expected to vest and for forfeitures when they occur. Dividend equivalents on the Market-based RSUs and the Performance-based RSUs will also be settled in shares of the Company’s common stock based upon the number of units vested.
Under the 2019 Plan, during the quarter ended June 30, 2020, the Company issued 34,059 shares of common stock to members of its board of directors, reflecting the regular equity component of the non-executive director annual compensation, along with the exercise by some directors to receive common stock in lieu of all or a portion of the cash component of their annual compensation. The Company recorded $1.1 million in general and administrative expense related to these issuances.
The Company’s stock compensation plan, including information on stock options, restricted stock, and RSUs granted in 2018 and 2019, is described in note 15 of the notes to consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.
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
For the three and nine months ended September 30, 2020, the Company recognized rental property revenues of $179.0 million and $543.3 million, respectively, of which $47.1 million and $145.4 million, respectively, represented variable rental revenue. For the three and nine months ended September 30, 2019, the Company recognized rental property revenues of $180.8 million and $439.6 million, respectively, of which $53.9 million and $122.8 million, respectively, represented variable rental revenue.

For the three and nine months ended September 30, 2020, the Company recognized fee and other revenue of $4.4 million and $13.9 million, respectively. For the three and nine months ended September 30, 2019, the Company recognized fee and other revenue of $7.5 million and $23.5 million, respectively.
14. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2020 and 2019 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Earnings per Common Share - basic:
Numerator:
Net income	$28,255	$20,692	$226,800	$34,115
Net income attributable to noncontrolling interests in CPLP from continuing operations	(5)	(241)	(312)	(564)
Net income attributable to other noncontrolling interests	(135)	(77)	(329)	(245)
Net income available to common stockholders	$28,115	$20,374	$226,159	$33,306

Denominator:
Weighted average common shares - basic	148,566	146,762	148,181	121,758
Net income per common share - basic	$0.19	$0.14	$1.53	$0.27

Earnings per common share - diluted:
Numerator:
Net income	$28,255	$20,692	$226,800	$34,115
Net income attributable to other noncontrolling interests	(135)	(77)	(329)	(245)
Net income available for common stockholders before allocation of net income attributable to noncontrolling interests in CPLP	$28,120	$20,615	$226,471	$33,870

Denominator:
Weighted average common shares - basic	148,566	146,762	148,181	121,758
Add:
Potential dilutive common shares - stock options	3	24	5	27
Potential dilutive common shares - restricted stock units, less shares assumed purchased at market price	12	—	12	—
Weighted average units of CPLP convertible into common shares	25	1,744	388	1,744
Weighted average common shares - diluted	148,606	148,530	148,586	123,529
Net income per common share - diluted	$0.19	$0.14	$1.52	$0.27

Antidilutive restricted stock units, less share assumed purchased at market price, and antidilutive stock options outstanding	1	—	—	—

For the three months ended September 30, 2020, 1,000 restricted stock units, less shares assumed purchased at market price, respectively, were not included in the diluted weighted average common shares because they would have been antidilutive for the period presented. These restricted stock units could be dilutive in the future.

15. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - SUPPLEMENTAL INFORMATION
Supplemental information related to the cash flows, including significant non-cash activity affecting the condensed consolidated statement of cash flows, for the nine months ended September 30, 2020 and 2019 is as follows (in thousands):

	2020	2019
Interest paid	$56,761	$39,592
Non-Cash Activity:
Transfers from projects under development to operating properties	443,932	—
Common stock dividends declared and accrued	44,569	42,567
Transfer from land held and other assets to projects under development	29,121	—
Change in accrued property, acquisition, development, and tenant expenditures	35,707	22,599
Non-cash assets and liabilities assumed in TIER transaction	—	1,512,373
Ground lease right-of-use assets and associated liabilities	—	56,294
Non-cash consideration for property acquisition	—	10,071

The following table provides a reconciliation of cash, cash equivalents, and restricted cash recorded on the condensed consolidated balance sheets to cash, cash equivalents, and restricted cash in the condensed consolidated statements of cash flows (in thousands):

	September 30, 2020	December 31, 2019
Cash and cash equivalents	$36,872	$15,603
Restricted cash	1,847	2,005
Total cash, cash equivalents, and restricted cash	$38,719	$17,608

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

Segment net income, amount of capital expenditures, and total assets are not presented in the following tables because management does not utilize these measures when analyzing its segments or when making resource allocation decisions. Information on the Company's segments along with a reconciliation of NOI to net income for the three and nine months ended September 30, 2020 and 2019 are as follows (in thousands):

Three Months Ended September 30, 2020	Office	Mixed-Use	Total
Revenues:
Atlanta	$64,677	$175	$64,852
Austin	52,008	—	52,008
Charlotte	20,370	—	20,370
Dallas	4,601	—	4,601
Phoenix	12,689	—	12,689
Tampa	13,179	—	13,179
Other	16,354	1,193	17,547
Total segment revenues	183,878	1,368	185,246
Less: Company's share of rental property revenues from unconsolidated joint ventures	(4,854)	(1,368)	(6,222)
Total rental property revenues	$179,024	$—	$179,024

Three Months Ended September 30, 2019	Office	Mixed-Use	Total
Revenues:
Atlanta	$60,486	$—	$60,486
Austin	50,614	—	50,614
Charlotte	34,762	—	34,762
Dallas	4,274	—	4,274
Phoenix	12,754	—	12,754
Tampa	14,335	—	14,335
Other	17,290	1,101	18,391
Total segment revenues	194,515	1,101	195,616
Less: Company's share of rental property revenues from unconsolidated joint ventures	(13,689)	(1,101)	(14,790)
Total rental property revenues	$180,826	$—	$180,826

Nine Months Ended September 30, 2020	Office	Mixed-Use	Total
Revenues
Atlanta	$193,012	$339	$193,351
Austin	155,009	—	155,009
Charlotte	75,411	—	75,411
Dallas	13,559	—	13,559
Phoenix	37,932	—	37,932
Tampa	40,203	—	40,203
Other	46,092	3,631	49,723
Total segment revenues	561,218	3,970	565,188
Less: Company's share of rental property revenues from unconsolidated joint ventures	(17,966)	(3,970)	(21,936)
Total rental property revenues	$543,252	$—	$543,252

Nine Months Ended September 30, 2019	Office	Mixed-Use	Total
Revenues:
Atlanta	$177,455	$—	$177,455
Austin	110,521	—	110,521
Charlotte	85,258	—	85,258
Dallas	5,078		5,078
Phoenix	38,562	—	38,562
Tampa	40,776	—	40,776
Other	21,416	3,378	24,794
Total segment revenues	479,066	3,378	482,444
Less: Company's share of rental property revenues from unconsolidated joint ventures	(39,442)	(3,378)	(42,820)
Total rental property revenues	$439,624	$—	$439,624

NOI by reportable segment for the three and nine months ended September 30, 2020 and 2019 are as follows (in thousands):

Three Months Ended September 30, 2020	Office	Mixed-Use	Total
Net Operating Income:
Atlanta	$43,360	$28	$43,388
Austin	31,639	—	31,639
Charlotte	14,621	—	14,621
Dallas	3,688	—	3,688
Phoenix	9,205	—	9,205
Tampa	8,230	—	8,230
Other	8,483	762	9,245
Total Net Operating Income	$119,226	$790	$120,016

Three Months Ended September 30, 2019	Office	Mixed-Use	Total
Net Operating Income:
Atlanta	$38,926	$—	$38,926
Austin	29,452	—	29,452
Charlotte	21,692	—	21,692
Dallas	3,416	—	3,416
Phoenix	8,913	—	8,913
Tampa	8,309	—	8,309
Other	9,266	668	9,934
Total Net Operating Income	$119,974	$668	$120,642

Nine Months Ended September 30, 2020	Office	Mixed-Use	Total
Net Operating Income:
Atlanta	$129,924	$(45)	$129,879
Austin	92,161	—	92,161
Charlotte	51,214	—	51,214
Dallas	10,907	—	10,907
Phoenix	27,920	—	27,920
Tampa	24,372	—	24,372
Other	26,008	2,469	28,477
Total Net Operating Income	$362,506	$2,424	$364,930

Nine Months Ended September 30, 2019	Office	Mixed-Use	Total
Net Operating Income:
Atlanta	$115,692	$—	$115,692
Austin	63,977	—	63,977
Charlotte	55,550	—	55,550
Dallas	4,086	—	4,086
Phoenix	27,694	—	27,694
Tampa	24,869	—	24,869
Other	11,678	2,244	13,922
Total Net Operating Income	$303,546	$2,244	$305,790

The following reconciles Net Operating Income to net income for each of the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net Operating Income	$120,016	$120,642	$364,930	$305,790
Net operating income from unconsolidated joint ventures	(4,208)	(9,037)	(14,436)	(26,289)
Fee income	4,350	7,494	13,772	23,298
Termination fee income	372	3,575	3,755	4,285
Other income	6	3	169	154
Reimbursed expenses	(373)	(1,290)	(1,216)	(3,269)
General and administrative expenses	(5,658)	(5,852)	(19,853)	(25,686)
Interest expense	(15,058)	(14,700)	(44,955)	(37,579)
Depreciation and amortization	(71,498)	(82,012)	(215,980)	(178,777)
Acquisition and transaction costs	—	(1,048)	(428)	(50,878)
Other expenses	(723)	(297)	(1,841)	(1,101)
Income from unconsolidated joint ventures	1,611	3,241	6,751	9,779
Gain (loss) on sales of investments in unconsolidated joint ventures	(59)	—	45,940	—
Gain (loss) on investment property transactions	(523)	(27)	90,192	14,388
Net income	$28,255	$20,692	$226,800	$34,115

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
Consistent with this strategy, on June 14, 2019, we merged with TIER REIT, Inc. ("TIER") in a stock-for-stock transaction (the "Merger"). As a result, we acquired interests in nine operating properties containing 5.8 million square feet of space, two office properties under development that are expected to add 620,000 square feet of space upon completion, and seven strategically located land parcels on which up to 2 million square feet of additional space may be developed. As a part of this transaction, we issued $650 million in senior unsecured debt at a weighted average interest rate of 3.88%, which effectively replaced the majority of the TIER debt assumed in the Merger. We believe that this merger created a company with an attractive portfolio of trophy office assets balanced across the premier Sun Belt markets. We believe that the Merger has enhanced our position in our existing markets of Austin and Charlotte, provided a strategic entry into Dallas, and balanced our exposure in Atlanta. The Merger is also enhancing growth and providing value-add opportunities as a result of TIER's active and attractive development portfolio and land bank. As of September 30, 2020, our portfolio of real estate assets consisted of interests in 35 operating properties (34 office and one mixed-use), containing 19.4 million square feet of space, and six projects (five office and one mixed-use) under active development.
During the second quarter of 2020, we purchased a 1,550 space parking garage in Charlotte, North Carolina for a gross purchase price of $85.0 million.
During the quarter, we leased or renewed 255,000 square feet of office space. The weighted average net effective rent of these leases, representing base rent less operating expense reimbursements and leasing costs, was $21.46 per square foot. For those office spaces that were under lease within the past year, net effective rent increased 24.7%. Same property net operating income (defined below) for consolidated properties and our share of unconsolidated properties decreased by 0.4% between the three months ended September 30, 2020 and 2019. The decrease in same property net operating income is primarily driven by decreases in parking revenue resulting from decreased physical occupancy at our properties during the quarter. The change in same property net operating income, excluding parking, would have been an increase of 1.6%.
On a regular basis we review and, as appropriate, revise our corporate contingency plan, which addresses the steps necessary to respond to an unexpected interruption of business, including the unavailability of our corporate office space. Since March 2020, in accordance with the advice of the CDC due to the threat presented by the ongoing COVID-19 pandemic, our tenants widely adopted teleworking for their office employees, and we increased our janitorial cleaning protocols in our buildings. The rental obligations under our leases have not been materially affected by the COVID-19 pandemic to date, and any requests for rent adjustments are addressed on a case-by-case basis. We also have worked closely with essential vendors, including the contractors and others involved in our development projects, to assess potential impact of appropriate and necessary distancing measures upon our operations and our development delivery timelines.
Although the impact to our business of the COVID-19 pandemic has not been severe to date, the long-term impact of the pandemic on our tenants or prospective tenants and the world-wide economy is uncertain and will depend on the scope, severity, and duration of the pandemic. A prolonged economic downturn resulting from the pandemic could adversely affect many of our tenants or prospective tenants, which could, in turn, adversely impact our business, financial condition, and results of operations.
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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Rental Property Revenues
Same Property	$111,654	$115,293	$(3,639)	(3.2)%	$334,584	$342,000	$(7,416)	(2.2)%
Legacy TIER Properties	51,469	52,095	(626)	(1.2)%	154,148	61,746	92,402	149.6%
Other Non-Same Properties	15,901	13,438	2,463	18.3%	54,520	35,878	18,642	52.0%
Total Rental Property Revenues	$179,024	$180,826	$(1,802)	(1.0)%	$543,252	$439,624	$103,628	23.6%

Rental Property Operating Expenses
Same Property	$39,861	$42,453	$(2,592)	(6.1)%	$115,090	$123,054	$(7,964)	(6.5)%
Legacy TIER Properties	18,424	20,012	(1,588)	(7.9)%	57,462	23,245	34,217	147.2%
Other Non-Same Properties	4,559	3,181	1,378	43.3%	16,451	9,539	6,912	72.5%
Total Rental Property Operating Expenses	$62,844	$65,646	$(2,802)	(4.3)%	$189,003	$155,838	$33,165	21.3%

Net Operating Income
Same Property NOI	$71,462	$71,843	$(381)	(0.5)%	$217,229	$217,223	$6	—%
Legacy TIER Properties	33,005	31,556	1,449	4.6%	96,538	37,975	58,563	154.2%
Other Non-Same Properties	11,341	8,206	3,135	38.2%	36,727	24,303	12,424	51.1%
Total NOI	$115,808	$111,605	$4,203	3.8%	$350,494	$279,501	$70,993	25.4%
Same property rental property revenues decreased in the three and nine month periods primarily due to a decrease in parking revenue earned at the properties.
Same property rental property operating expenses decreased in the three and nine month periods primarily due to a decrease in expenses at properties resulting from lower physical occupancy during the period. The decrease in the nine month period is also due to a settlement that resulted in the recovery of previously incurred legal expenses at 3344 Peachtree.
Revenues and expenses for Legacy TIER properties represent amounts recorded for the properties acquired in the Merger on June 14, 2019.
Revenues and expenses of Other Non-Same Properties increased in the three month and nine month periods primarily as a result of the addition of 1200 Peachtree in March 2019 and of Terminus, which was consolidated in October 2019 when we purchased our partner's interest in Terminus Office Holdings LLC ("TOH"), partially offset by the sale of Hearst Tower in March of 2020.
Fee Income
Fee income decreased $3.1 million (42%) and $9.5 million (40.9%) between the 2020 and 2019 three and nine month periods, respectively. The decrease is primarily driven by fee income related to the 2019 transactions with NS.

General and Administrative Expenses
General and administrative expenses decreased $5.8 million (22.7%) between the 2020 and 2019 nine month period. This decrease is primarily driven by long-term compensation expense decreases as a result of fluctuations in our common stock price for our liability-classified awards.
Interest Expense
Interest expense, net of amounts capitalized, increased $7.4 million (19.6%) between the 2020 and 2019 nine month period. This increase is primarily due to interest incurred on the unsecured senior notes issued in June 2019 and an increase in the average outstanding balance on our $1 billion senior unsecured line of credit (the "Credit Facility) during the first two quarters of 2020.
Depreciation and Amortization

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Depreciation and Amortization
Same Property	$38,834	$41,763	$(2,929)	(7.0)%	$119,471	$123,451	$(3,980)	(3.2)%
Legacy TIER Properties	25,541	24,973	568	2.3%	75,168	29,890	45,278	151.5%
Other Non-Same Properties	6,969	14,832	(7,863)	(53.0)%	20,807	24,083	(3,276)	(13.6)%
Non-Real Estate Assets	154	444	(290)	(65.3)%	534	1,353	(819)	(60.5)%
Total Depreciation and Amortization	$71,498	$82,012	$(10,514)	(12.8)%	$215,980	$178,777	$37,203	20.8%
Depreciation and amortization for Legacy TIER properties represent amounts recorded on the properties acquired in the Merger on June 14, 2019.
Depreciation and amortization of Other Non-Same Properties decreased in the three and nine month period primarily as a result of the sale of Hearst Tower in March 2020 partially offset in the nine month period by the addition of 1200 Peachtree in March 2019 and of Terminus, which was consolidated in October 2019 when we purchased our partner's interest in TOH.
Transaction Costs
Transaction costs for the three and nine months ended September 30, 2020 and 2019 primarily relate to the Merger. These costs include financial advisory, legal, accounting, severance, and other costs of combining our operations with TIER.
Income from Unconsolidated Joint Ventures
Income from unconsolidated joint ventures consisted of the Company's share of the following (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Net operating income	$4,208	$9,037	$(4,829)	(53.4)%	$14,436	$26,289	$(11,853)	(45.1)%
Termination fee income	5	9	(4)	(44.4)%	8	16	(8)	(50.0)%
Other income, net	(23)	20	(43)	(215.0)%	53	99	(46)	(46.5)%
Depreciation and amortization	(2,125)	(4,148)	2,023	(48.8)%	(6,578)	(11,556)	4,978	(43.1)%
Interest expense	(439)	(1,677)	1,238	(73.8)%	(1,639)	(5,064)	3,425	(67.6)%
Net gain (loss) on sale of investment property	(15)	—	(15)	(100.0)%	471	(5)	476	(9,520.0)%
Income from unconsolidated joint ventures	$1,611	$3,241	$(1,630)	(50.3)%	$6,751	$9,779	$(3,028)	(31.0)%
Net operating income, depreciation and amortization, and interest expense from unconsolidated joint ventures decreased between the three and nine month periods primarily due to the consolidation of Terminus in October 2019 when we purchased our partner's interest in TOH and the sale of our interest in Gateway Village in March of 2020.
Gain on Sales of Investments in Unconsolidated Joint Ventures
The gain on sales of investments in unconsolidated joint ventures for the nine months ended September 30, 2020 includes the sale of our interests in the Wildwood Associates and Gateway Village joint ventures. The capitalization rate of Gateway Village was not a determinant of the sales price as, per the joint venture agreement, our interest was valued at a 17% internal rate of return on our invested capital. There was no capitalization rate associated with the sale of our interest in the Wildwood Associates joint venture as the underlying asset was land.

Gain on Investment Property Transactions
The gain on investment property transactions for the nine months ended September 30, 2020 includes the sale of Hearst Tower. The combined sales prices of the Hearst Tower and Woodcrest dispositions represented a weighted average capitalization rate of 5.1%. Capitalization rates are calculated by dividing projected annualized NOI by the sales price.
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
FFO is used by industry analysts and investors as a supplemental measure of a REIT’s operating performance. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry investors and analysts have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. Thus, NAREIT created FFO as a supplemental measure of REIT operating performance that excludes historical cost depreciation, among other items, from GAAP net income. The use of FFO, combined with the required primary GAAP presentations, has been fundamentally beneficial, improving the understanding of operating results of REITs among the investing public and making comparisons of REIT operating results more meaningful. Company management evaluates operating performance in part based on FFO. Additionally, we use FFO, along with other measures, to assess performance in connection with evaluating and granting incentive compensation to its officers and other key employees. The reconciliation of net income to FFO is as follows for the three and nine months ended September 30, 2020 and 2019 (in thousands, except per share information):

	Three Months Ended September 30,
	2020			2019
	Dollars	Weighted Average Common Shares	Per Share Amount	Dollars	Weighted Average Common Shares	Per Share Amount
Net Income Available to Common Stockholders	$28,115	148,566	$0.19	$20,374	146,762	$0.14
Noncontrolling interest related to unitholders	5	25	—	241	1,744	—
Conversion of stock options	—	3	—	—	24	—
Conversion of unvested restricted stock units	—	12	—	—	—	—

Net Income — Diluted	28,120	148,606	0.19	20,615	148,530	0.14
Depreciation and amortization of real estate assets:
Consolidated properties	71,345	—	0.48	81,569	—	0.55
Share of unconsolidated joint ventures	2,125	—	0.02	4,148	—	0.03
Partners' share of real estate depreciation	(209)	—	—	(171)	—	—
Loss on sale of depreciated properties:
Consolidated properties	523	—	—	48	—	—
Share of unconsolidated joint ventures	15	—	—	—	—	—
Investments in unconsolidated joint ventures	59	—	—	—	—	—
Funds From Operations	$101,978	148,606	$0.69	$106,209	148,530	$0.72
TIER transaction costs	—	—	—	1,048	—	—
Funds From Operations before TIER transaction costs	$101,978	$148,606	$0.69	$107,257	$148,530	$0.72

	Nine Months Ended September 30,
	2020			2019
	Dollars	Weighted Average Common Shares	Per Share Amount	Dollars	Weighted Average Common Shares	Per Share Amount
Net Income Available to Common Stockholders	$226,159	148,181	$1.53	$33,306	121,758	$0.27
Noncontrolling interest related to unitholders	312	388	(0.01)	564	1,744	—
Conversion of stock options	—	5	—	—	27	—
Conversion of unvested restricted stock units	—	12	—	—	—	—

Net Income — Diluted	226,471	148,586	1.52	33,870	123,529	0.27
Depreciation and amortization of real estate assets:
Consolidated properties	215,445	—	1.45	177,424	—	1.44
Share of unconsolidated joint ventures	6,578	—	0.05	11,556	—	0.09
Partners' share of real estate depreciation	(570)	—	—	(366)	—	—
(Gain) loss on sale of depreciated properties:
Consolidated properties	(90,192)	—	(0.61)	102	—	—
Share of unconsolidated joint ventures	(471)	—	—	5	—	—
Investments in unconsolidated joint ventures	(44,603)	—	(0.31)	—	—	—
Funds From Operations	$312,658	148,586	$2.10	$222,591	123,529	$1.80
TIER transaction costs	428	—	0.01	50,878	—	0.41
Funds From Operations before TIER transaction costs	$313,086	148,586	$2.11	$273,469	123,529	$2.21

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
The following table reconciles NOI for consolidated properties to net income (loss) for each of the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$28,255	$20,692	$226,800	$34,115
Fee income	(4,350)	(7,494)	(13,772)	(23,298)
Termination fee income	(372)	(3,575)	(3,755)	(4,285)
Other income	(6)	(3)	(169)	(154)
Reimbursed expenses	373	1,290	1,216	3,269
General and administrative expenses	5,658	5,852	19,853	25,686
Interest expense	15,058	14,700	44,955	37,579
Depreciation and amortization	71,498	82,012	215,980	178,777
Acquisition and transaction costs	—	1,048	428	50,878
Other expenses	723	297	1,841	1,101
Income from unconsolidated joint ventures	(1,611)	(3,241)	(6,751)	(9,779)
(Gain) loss on sale of investments in unconsolidated joint ventures	59	—	(45,940)	—
(Gain) loss on investment property transactions	523	27	(90,192)	(14,388)
Net Operating Income	$115,808	$111,605	$350,494	$279,501
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
As of September 30, 2020, we had available to us the entire $1.0 billion borrowing capacity under our Credit Facility and $36.9 million of cash and cash equivalents. While we expect to have sufficient liquidity to meet our obligations for the foreseeable future, the COVID-19 pandemic and associated responses could adversely impact our future cash flows and financial condition.

Contractual Obligations and Commitments
The following table sets forth information as of September 30, 2020 with respect to our outstanding contractual obligations and commitments (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 years
Contractual Obligations:
Company debt:
Unsecured credit facility (1)	$—	$—	$—	$—	$—
Unsecured senior notes	1,000,000	—	—	—	1,000,000
Term loan	250,000	—	250,000	—	—
Mortgage notes payable	681,883	3,989	118,770	332,242	226,881
Interest commitments (2)	362,578	60,736	108,951	96,941	95,950
Ground leases	216,107	3,154	5,726	5,323	201,904
Other operating leases	263	161	98	4	—
Total contractual obligations	$2,510,831	$68,040	$483,545	$434,510	$1,524,735
Commitments:
Unfunded tenant improvements and construction obligations	$174,559	$120,584	$53,975	$—	$—
Performance bonds	1,192	1,192	—	—	—
Total commitments	$175,751	$121,776	$53,975	$—	$—
(1)As of September 30, 2020, the entire $1.0 billion borrowing capacity was available to us under our Credit Facility.
(2)Interest on variable rate obligations is based on rates effective as of September 30, 2020.
In addition, we have several standing or renewable service contracts mainly related to the operation of buildings. These contracts are in the ordinary course of business and are generally one year or less. These contracts are not included in the above table and are usually reimbursed in whole or in part by tenants.
Other Debt Information
Our existing mortgage debt is primarily non-recourse, fixed-rate mortgage notes secured by various real estate assets. Many of our non-recourse mortgages contain covenants which, if not satisfied, could result in acceleration of the maturity of the debt. We expect to either refinance the non-recourse mortgages at maturity or repay the mortgages with proceeds from asset sales, debt, or other capital sources. We are in compliance with all covenants of our existing non-recourse mortgages, Credit Facility, unsecured senior notes, and $250 million unsecured term loan (the "Term Loan").
84% of our debt bears interest at a fixed rate. Our variable-interest debt instruments, including our Credit Facility and Term Loan, may use London Interbank Offering Rate ("LIBOR") as a benchmark for establishing the rate. LIBOR has been the subject of recent regulatory guidance and proposals for reform and in July 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. These reforms may cause LIBOR to no longer be provided or to perform differently than in the past. If LIBOR is no longer widely available, or otherwise at our option, our variable-interest debt instruments, including our Credit Facility and term loan facilities, provide for alternate interest rate calculations.
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
Cash Flows Summary
We report and analyze our cash flows based on operating activities, investing activities, and financing activities. The following table sets forth the changes in cash flows (in thousands):

	Nine Months Ended September 30,
	2020	2019	Change
Net cash provided by operating activities	$259,007	$198,365	$60,642
Net cash provided by (used in) investing activities	178,333	(128,613)	306,946
Net cash used in financing activities	(416,229)	(57,783)	(358,446)
The reasons for significant increases and decreases in cash flows between the periods are as follows:
Cash Flows from Operating Activities. Cash flows from operating activities increased $60.6 million between the 2020 and 2019 nine month periods primarily due to an increase in net cash received from operations of properties acquired in the Merger in June 2019, of 1200 Peachtree, which was acquired in March 2019, and of Terminus, which was consolidated in October 2019 when we purchased our partner's interest in TOH, partially offset by operations at Hearst Tower, Woodcrest, and the Gateway Village joint venture which were sold in the first quarter of 2020.
Cash Flows from Investing Activities. Cash flows from investing activities increased $306.9 million between the 2020 and 2019 nine month periods primarily due to cash received from the sales of the Hearst Tower and Woodcrest operating properties, combined with the sales of our interests in the Gateway Village and Wildwood Associates joint ventures.
Cash Flows from Financing Activities. Cash flows from financing activities decreased $358.4 million between the 2020 and 2019 nine month periods primarily due to a decrease in net borrowings on our Credit Facility in 2020, which has no outstanding balance as of September 30, 2020.
Capital Expenditures. We incur costs related to our real estate assets that include acquisition of properties, development of new properties, redevelopment of existing or newly purchased properties, leasing costs for new or replacement tenants, and ongoing property repairs and maintenance.
Capital expenditures for assets we develop or acquire and then hold and operate are included in the property acquisition, development, and tenant asset expenditures line item within investing activities on the condensed consolidated statements of cash flows. Amounts accrued are removed from the table below (accrued capital adjustment) to show the components of these costs on a cash basis. Components of costs included in this line item for the nine months ended September 30, 2020 and 2019 are as follows (in thousands):

	Nine Months Ended September 30,
	2020	2019
Acquisition of property	$95,985	$82,120
Development	37,142	98,331
Operating — leasing costs	36,240	31,991
Operating — building improvements	78,277	44,670
Purchase of land held for investment	6,092	6,548
Capitalized interest	11,989	6,349
Capitalized personnel costs	4,670	4,624
Change in accrued capital expenditures	35,707	(22,599)
Total property acquisition, development, and tenant asset expenditures	$306,102	$252,034

Capital expenditures increased $54.1 million between the 2020 and 2019 nine month periods primarily due to the continued building and tenant improvements at Domain 12, which began recognizing income in the second quarter of 2020, and due to tenant improvements at Terminus, Northpark, 10000 Avalon, and Corporate Center. These increases were partially offset by a decrease in development expenditures as 120 West Trinity, 1000 Avalon, Domain 10, and Domain 12 have begun preliminary operational activity and are in the final stages of development. Tenant improvements and leasing costs, as well as related capitalized personnel costs, are a function of the number and size of newly executed leases or renewals of existing leases. The amounts of tenant improvement and leasing costs for our office portfolio on a per square foot basis for the three months ended September 30, 2020 and 2019 were as follows:

	2020	2019
New leases	$10.03	$7.44
Renewal leases	$3.87	$5.28
Expansion leases	$5.05	$7.80
The amounts of tenant improvement and leasing costs on a per square foot basis vary by lease and by market. Average leasing costs during the third quarter of 2020 increased for new leases primarily due to a lease in Cherry Hill, New Jersey signed in the third quarter of 2019 with lower than average tenant improvements and leasing costs and due to a lease in Charlotte signed in the third quarter of 2020 with higher than average tenant improvements, filling the space of a previous long-term tenant.
Dividends. We paid common dividends of $131.7 million and $100.4 million in the 2020 and 2019 nine month periods, respectively. We expect to fund our future quarterly common dividends with cash provided by operating activities, also using proceeds from investment property sales, distributions from unconsolidated joint ventures, and indebtedness, if necessary.
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
Debt. At September 30, 2020, our unconsolidated joint ventures had aggregate outstanding indebtedness to third parties of $214.5 million. These loans are generally mortgage or construction loans, most of which are non-recourse to us except as described in the paragraph below. In addition, in certain instances, we provide “non-recourse carve-out guarantees” on these non-recourse loans. Certain of these loans have variable interest rates, which creates exposure to the ventures in the form of market risk from interest rate changes.
Following the April 2020 amendment, we no longer guarantee 12.5% of the loan amount related to the Carolina Square construction loan, which has a lending capacity of $79.8 million and an outstanding balance of $76.1 million as of September 30, 2020.
Critical Accounting Policies
There have been no material changes in the critical accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes in the market risk associated with our notes payable at September 30, 2020 compared to that as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

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
Public health crises, pandemics, and epidemics, such as the ongoing COVID-19 pandemic, have had, and could continue to have, a material adverse effect on global, national, and local economies, as well as on our business and our tenants’ businesses. The potential impact of a pandemic, epidemic, or outbreak of a contagious disease on our tenants and our properties is difficult to predict or assess. The extent to which the ongoing COVID-19 pandemic, including the outbreaks in Atlanta, Austin, Charlotte, Phoenix, Tampa, and Dallas and actions taken to contain or slow them, continues to impact our operations and those of our tenants, will depend on future developments. These may include the scope, severity, and duration of the pandemic, and the actions taken to mitigate its impact, all of which are highly uncertain and unpredictable, but could be material. Considerable uncertainty surrounds the nature of COVID-19 and its potential effects, and the extent of and effectiveness of any responses taken on a national and local level to try to contain it. The long-term impact of COVID-19 on the U.S. and global economies is uncertain and could result in a world-wide economic downturn and recession that may lead to corporate bankruptcies among our tenants. Any of these developments, and other effects of the ongoing global pandemic of COVID-19 or any other pandemic, epidemic, or outbreak of contagious disease, could adversely affect us.
In addition to the general economic impact of a pandemic, epidemic, or outbreak of a contagious disease, if an outbreak of COVID-19 occurs within the workforce of our tenants or otherwise disrupts their management and other personnel, the business and operating results of our tenants could be negatively impacted. Large-scale “shelter in place”, “stay safe”, or "social distancing" executive orders in Atlanta, Austin, Charlotte, Phoenix, Tampa, or Dallas, where we have high concentrations of our lease revenues, have caused many of our tenants, including retailers and restaurants, to stay closed or operate at reduced capacity for an extended period of time. Although many (but not all) of these restrictions have been gradually lifted, it remains unclear whether an initial surge in the level of business activity is likely to be sustained, especially if the areas in which our properties are located experience a resurgence in COVID-19 cases and/or are subject to the reimposition of previously lifted business restrictions or the imposition of new business restrictions. The negative impact upon our tenants may include an immediate reduction in cash flow available to pay rent under our leases, and although various governmental financial programs may mitigate this, governmental assistance may not be available to all affected tenants or may be significantly delayed or discontinued. In turn, our tenants' inability to pay rent under our leases could adversely affect our own liquidity, and there can be no guarantee that additional liquidity will be readily available or available on favorable terms in the future. Large-scale executive orders and other measures taken to curb the spread of COVID-19 may also negatively impact the ability of our properties to continue to obtain necessary goods and services or provide adequate staffing, which may also adversely affect our operating results and reputation. Any increased costs or lost revenue as a result of tenant financial difficulty, or their need to comply with executive orders and other guidance from the Centers for Disease Control and Prevention, may not be fully recoverable under our leases or adequately covered by insurance, which could impact our profitability. In addition to the potential consequences listed above, these same factors may cause prospective tenants to delay their leasing decisions or to lease less space. Even after the pandemic has ceased to be active, the prevalence of work-from-home policies during the pandemic may alter tenant preferences in the long term with respect to the demand for leasing office space.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
For information on our equity compensation plans, see note 15 of our Annual Report on Form 10-K, and note 12 to the unaudited condensed consolidated financial statements set forth in this Form 10-Q. We did not make any sales of unregistered securities during the third quarter of 2020. We did not purchase any common shares during the third quarter 2020.

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

4.1
Master Purchase Agreement, dated as of April 19, 2017, by and among the Registrant, Cousins Properties LP, and the purchasers of certain unsecured senior notes (the "Master Note Purchase Agreement"), filed as Exhibit 4.1 to the Registrant's 10-Q filed for the quarter ended June 30, 2019, and incorporated herein by reference.

4.2
Cousins Properties Incorporated, Cousins Properties LP, First Supplement to Master Note Purchase Agreement, dated as of June 12, 2019, filed as Exhibit 4.2 to the Registrant’s 10-Q filed for the quarter ended June 30, 2019, and incorporated herein by reference.

4.3		Guaranty Agreement, dated as of April 19, 2017, filed as Exhibit A to Exhibit 4.1 above, and incorporated herein by reference.

4.4
Form of Senior Forms of Senior Unsecured Notes incorporated by reference to Schedules 1-A and 1-B of Exhibit 4.1 above, filed as Exhibit 4.4 to the Registrant's 10-Q filed for the quarter ended June 30, 2019, and incorporated herein by reference. Notes incorporated by reference to Schedule 1-A and 1-B of Exhibit 4.1 above, incorporated herein by reference.

4.5
Forms of Senior Unsecured Notes incorporated by reference to Schedules 1-A, 1-B, and 1-C of Exhibit 4.2 above, filed as Exhibit 4.5 to the Registrant's 10-Q filed for the quarter ended June 30, 2019, and incorporated herein by reference.

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

COUSINS PROPERTIES INCORPORATED
/s/ Gregg D. Adzema
Gregg D. Adzema
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)
Date: October 28, 2020