Form 10-K
period 2020-12-31
COUSINS PROPERTIES INC
filed 2021-02-11
CIK 25232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2020, the aggregate market value of the common stock of Cousins Properties Incorporated held by non-affiliates was $4,460,913,956 based on the closing sales price as reported on the New York Stock Exchange. As of January 31, 2021, 148,566,470 shares of common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s proxy statement for the annual stockholders meeting to be held on April 27, 2021 are incorporated by reference into Part III of this Form 10-K.

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
•future issuances and repurchases of common stock, limited partnership units, or preferred stock;
•future distributions;
•projected capital expenditures;
•market and industry trends;
•entry into new markets or changes in existing market concentrations;
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
•the impact of social distancing, shelter-in-place, border closings, travel restrictions, remote work requirements, and similar governmental and private measures taken to combat the spread of a public health crisis on our operations and our tenants
•sociopolitical unrest such as political instability, civil unrest, armed hostilities, or political activism which may result in a disruption of day-to-day building operations;
•changes to our strategy in regard to our real estate assets may require impairment to be recognized;
•leasing risks, including the ability to obtain new tenants or renew expiring tenants, the ability to lease newly developed and/or recently acquired space, the failure of a tenant to commence or complete tenant improvements on schedule or to occupy leased space, and the risk of declining leasing rates;
•changes in the needs of our tenants brought about by the desire for co-working arrangements, trends toward utilizing less office space per employee, and the effect of employees working remotely;
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

PART I
Item 1.Business
Corporate Profile
Cousins Properties Incorporated (the “Registrant” or “Cousins”) is a Georgia corporation, which has elected to be taxed as a real estate investment trust (“REIT”). Cousins conducts substantially all of its business through Cousins Properties LP ("CPLP"), a Delaware limited partnership. Cousins owns in excess of 99% of CPLP, and CPLP is consolidated with Cousins for financial reporting purposes. CPLP also owns Cousins TRS Services LLC ("CTRS"), a taxable entity which owns and manages its own real estate portfolio and performs certain real estate related services for other parties. Cousins, CPLP, their subsidiaries, and CTRS combined are hereafter referred to as “we,” “us,” “our,” and the “Company.” Our common stock trades on the New York Stock Exchange under the symbol “CUZ.”
Our operations are conducted through a number of segments based on our method of internal reporting, which classifies operations by property type and geographical area.
Company Strategy
Our strategy is to create value for our stockholders through ownership of the premier office portfolio in the Sun Belt markets of the United States, with a particular focus on Atlanta, Austin, Charlotte, Phoenix, Tampa, and Dallas. This strategy is based on a disciplined approach to capital allocation that includes value-add acquisitions, selective development projects, and timely dispositions of non-core assets. This strategy is also based on a simple, flexible, and low-leveraged balance sheet that allows us to pursue compelling growth opportunities at the most advantageous points in the cycle. To implement this strategy, we leverage our strong local operating platforms within each of our major markets.
Recent Notable Business Developments
In recent years, we have experienced several significant business developments resulting from transactions that represent a direct outgrowth of our company strategy to create value for our stockholders. These transactions have driven significant portfolio growth and repositioning of our portfolio through entries into new core markets, exits of prior core markets, and rebalancing among all core markets.
During 2019, through a strategic merger with TIER REIT, Inc. ("TIER") ("Merger"), we added nine operating office properties containing 5.8 million square feet of space, two office properties under development, and seven strategically located land parcels on which up to 2.5 million square feet of additional space could be developed. We believe that this Merger created a company with an attractive portfolio of trophy office assets balanced across the premier Sun Belt markets and enhanced our position in our existing markets of Austin and Charlotte, provided a strategic entry into Dallas, and balanced our exposure in Atlanta. The Merger also enhanced growth and provided value-add opportunities as a result of TIER's active and attractive development portfolio and land bank. Additional details of the Merger are discussed in "Item 1. Business" of our 2019 Annual Report on Form 10-K.
During 2016, we completed a merger with Parkway Properties, Inc. ("Parkway") and simultaneous spin-off of the combined companies' Houston business into a separate public company, Parkway, Inc. ("New Parkway"). As a result of the merger and spin-off, we added 16 properties and 1.6 million square feet of space to our pre-merger portfolio on a net basis. We added properties in our existing markets of Atlanta, Charlotte, and Austin and in new markets including Phoenix, Tampa, and Orlando. Additional details of the merger with Parkway and spin-off are discussed in "Item 1. Business" of our 2016 Annual Report on Form 10-K.
2020 Activities
During 2020, we completed acquisitions and dispositions of multiple operating properties and land parcels, completed one development project, and commenced development on one project. At year-end, we had five development projects in process and our share of the total expected costs of these projects totaled $449.4 million. The following is a summary of our significant 2020 activities:
Investment Activity
•Acquired a 329,000 square foot creative office asset in the South End submarket of Charlotte known as The RailYard for a gross purchase price of $201.3 million, including acquisition costs.
•Acquired a 1,550 space parking garage adjacent to multiple of our Charlotte properties for $85.3 million, including acquisition costs.

•Acquired 3.4 acres of land in the South End submarket of Charlotte for a gross purchase price of $28.1 million. The Company anticipates developing a 600,000 to 700,000 square foot mixed-use development on the site to be called South End Station.
•Acquired 2.4 acres of land in the South End submarket of Charlotte for a purchase price of $18.8 million to be used for a future development and to be called 303 Tremont.
•Acquired 1.7 acres of land adjacent to existing Domain properties in Austin through a 90% owned joint venture for a purchase price of $11.0 million.
•Completed development and commenced operations of Domain 12, a 320,000 square foot office building in Austin that was acquired in the Merger.
•Continued development of Domain 10, a 300,000 square foot office building in Austin that was acquired in the Merger, which is in the final stages of development.
•Continued development of 120 West Trinity, a 352,000 square foot mixed-use property in Atlanta, which is in the final stages of development.
•Continued development of 10000 Avalon, a 251,000 square foot building in Atlanta, which is in the final stages of development. This project is adjacent to our existing 8000 Avalon building and is being developed in a joint venture in which we hold a 90% interest.
•Continued development of 300 Colorado, a 358,000 square foot office building in downtown Austin. This project is being developed in a joint venture in which we hold a 50% interest, and is expected to begin operations in early 2021.
•Commenced development of 100 Mill, a 287,000 square foot office building in Tempe. This project is being developed in a joint venture in which we hold a 90% interest and is expected to begin operations in early 2022.
Disposition Activity
•Sold Hearst Tower, a 966,000 square foot office tower in Charlotte, for gross proceeds of $455.5 million.
•Sold the Company's 50% interest in Gateway Village, a 1 million square foot office property in Charlotte, for gross proceeds of $52.2 million which represented a 17% internal rate of return on our invested capital, as stipulated in the partnership agreement.
•Sold Woodcrest, a 386,000 square foot non-core office property in Cherry Hill, New Jersey that was acquired in the Merger, for gross proceeds of $25.3 million.
•Disposed of various non-core land holdings.
Portfolio Activity
•Leased or renewed 1.4 million square feet of office space.
•Increased second generation net rent per square foot by 27.2% on a straight-line basis and 13.1% on a cash basis.
•Increased same property net operating income by 0.7% on a cash basis.
Sustainability
We have been an advocate and practitioner of energy conservation measures and sustainability initiatives for many years, and we operate our business in a manner that seeks to advance energy efficiency and sustainability practices in every area of our company. We review characteristics of existing buildings, including acquisition opportunities, to evaluate feasible improvements for operating efficiencies, including improvements in the existing performance of the building in consumption of energy and water resources and the mitigation of resource consumption through recycling and other efforts. In addition, we evaluate the proximity to transit options, with a strong preference for nearby bus and rail transit. When planning development projects, we take all of the foregoing into account, and we strive to design highly-sustainable buildings, generally taking advantage of the LEED and/or BOMA 360 certification process and designation. For us, sustainability means developing and maintaining durable buildings that are operated in an environmentally and socially responsible manner, thereby encouraging office users to select us for their corporate operations, while enhancing the communities in which our buildings are located. Over the long-term, we believe properties that reflect these priorities will remain attractive to office users and investors, and as a result, we anticipate that this philosophy will continue to create value for our stockholders.
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
We publish reports reflecting our corporate social responsibility practices (including sustainability), which is available on the Sustainability page of our website at www.cousins.com. Since 2016, we have participated in the Global Real Estate Sustainability Benchmark ("GRESB") Annual Survey, which measures the environmental performance of property portfolios around the world and is endorsed by many large institutional investors. In each of these GRESB Surveys, we received a rating of "Green Star," the highest rating within the Survey, with a total score each year above the GRESB overall participant average. Since 2017, we scored above our peer group average in the GRESB Public Disclosure assessment, which GRESB has indicated is intended to represent an overall measure of disclosure by listed real estate companies on matters related to the environment, social, and governance practices, based on a selection of indicators aligned with the GRESB Annual Sustainability Benchmark assessment. Our 2020 scores along with additional information on our sustainability and other corporate social responsibility initiatives will be included under the caption "Sustainability and Corporate Responsibility" in the Proxy Statement relating to our 2021 Annual Meeting of Stockholders. Except for the documents specifically incorporated by reference into this Annual report on Form 10-K, information contained on our website or that can be accessed through our website is not incorporated by reference into this Annual Report on Form 10-K.
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
We typically manage this potential liability through performance of Phase I Environmental Site Assessments and, as necessary, Phase II Environmental Site Assessments which include environmental sampling on properties we acquire or develop. Even with these assessments and testings, no assurance can be given that environmental liabilities do not exist, that the reports revealed all environmental liabilities, or that no prior owner created or permitted any material environmental condition not known to us. In certain situations, we have also sought to avail ourselves of legal and regulatory protections offered by federal and state authorities to prospective purchasers of property. Where applicable studies have resulted in the determination that remediation was required by applicable law, the necessary remediation is typically incorporated into the operational or development activity of the relevant property. We are not aware of any environmental liability that we believe would have a material adverse effect on our business, assets, or results of operations.
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
Competition
We compete with other real estate owners with similar properties located in our markets and distinguish ourselves to tenants/buyers primarily on the basis of location, rental rates/sales prices, services provided, proximity to public transit, reputation, design and condition of our facilities, operational efficiencies, and availability of amenities. We also compete with other real estate companies, financial institutions, pension funds, partnerships, individual investors, and others when attempting to acquire and develop properties.
Human Capital
Our executive offices are located at 3344 Peachtree Road NE, Suite 1800, Atlanta, Georgia 30326-4802, and we maintain regional offices in each of our additional key markets of Charlotte, Austin, Phoenix and Dallas.
We recognize that our achievements and progress on our corporate strategy are made possible by the attraction, development and retention of our dedicated employees. We regularly evaluate, modify, and enhance our internal processes and technologies to increase employee engagement, productivity and efficiency, which benefits our operations and performance. We also invest in training and development opportunities to enhance our employees’ engagement, effectiveness and well-being.

All of our employees are responsible for upholding our Code of Business Conduct and Ethics (the “Code”) and our Core Values, which includes the embrace of diversity in the backgrounds, cultures, interests and experiences within our Company, and we strive to have a workforce that reflects the diversity of qualified talent that is available in the markets we serve. Our Code and Core Values are available on our website at www.cousins.com. As of December 31, 2020, we had 316 full time employees, which include the seven executive officers listed on page 22, with women representing 39% of our workforce and with 39% of the workforce self-identifying as a minority. In addition, as of December 31, 2020, 45% of our supervisors were women and 25% of our Board of Directors, including the Chair of our Audit Committee. We also recognize the importance of experienced leadership, and as of December 31, 2020, the average tenure for the executive team was ten years.
We are committed to maintaining a healthy environment for our employees that enables them to be productive members of our team. Our priorities include professional development, health and wellness and community engagement by our employees. Among our engagement efforts, we conduct regular “townhall” events for all employees, where we update everyone on recent accomplishments and key initiatives, we regularly participate in employee engagement surveys and we sponsor community engagement opportunities and various health challenges.
We also strive to provide pay, benefits and services that help meet the varying needs of our employees. Our general total rewards packages include market-competitive pay, performance-conditioned annual incentive compensation, stock- and performance-based long-term incentive compensation for key employees, healthcare and retirement benefits, paid time off, and family leave. Through a combination of Company giving and direct voluntary participation by our employees, we donate funds to support meaningful organizations in communities across our geographical footprint.
Available Information
We make available free of charge on the “Investor Relations” page of our website, www.cousins.com, our reports on Forms 10-K, 10-Q, and 8-K, and all amendments thereto, as soon as reasonably practicable after the reports are filed with, or furnished to, the Securities and Exchange Commission (the “SEC”).
Our Corporate Governance Guidelines, Director Independence Standards, Code of Business Conduct and Ethics, and the Charters of the Audit Committee and the Compensation, Succession, Nominating, and Governance Committee of the Board of Directors are also available on the “Investor Relations” page of our website. The information contained on our website is not incorporated herein by reference. Copies of these documents (without exhibits, when applicable) are also available free of charge upon request to us at 3344 Peachtree Road NE, Suite 1800, Atlanta, Georgia 30326-4802, Attention: Investor Relations or by telephone at (404) 407-1104 or by facsimile at (404) 407-1105. In addition, the SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC at www.sec.gov.
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
General economic and market risks. In a general economic decline or recessionary climate, our commercial real estate assets may not generate sufficient cash to pay expenses, service debt, or cover operational, improvement, or maintenance costs, and, as a result, our results of operations and cash flows may be adversely affected. Factors that may adversely affect the economic performance and value of our properties include, among other things:
•changes in the national, regional, and local economic climate;
•local real estate conditions such as an oversupply of rentable space caused by increased development of new properties, a reduction in demand for rentable space caused by a change in the wants and needs of our tenants, or economic conditions making our locations undesirable;
•the attractiveness of our properties to tenants or buyers;
•competition from other available properties;
•changes in market rental rates and related concessions granted to tenants including, but not limited to, free rent and tenant improvement allowances;
•uninsured losses as a result of casualty events;

•sociopolitical unrest such as political instability, civil unrest, armed hostilities, or political activism resulting in a disruption of day-to-day building operations;
•the need to periodically repair, renovate, and re-lease properties; and
•changes in federal and state income tax laws as they affect real estate companies and real estate investors.
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
Impairment risks. We regularly review our real estate assets for impairment; and based on these reviews, we may record impairments that have an adverse effect on our results of operations. Negative or uncertain market and economic conditions, as well as market volatility, increase the likelihood of incurring impairment. If we decide to sell a real estate asset rather than holding it for long-term investment or if we reduce our estimates of future cash flows on a real estate asset, the risk of impairment increases. The magnitude and frequency with which these charges occur could materially and adversely affect our business, financial condition, and results of operations.
Leasing risk. Our properties were 90.8% leased at December 31, 2020. Our operating revenues are dependent upon entering into leases with, and collecting rents from, our tenants. Tenants whose leases are expiring may want to decrease the space they lease and/or may be unwilling to continue their lease. When leases expire or are terminated, replacement tenants may not be available upon acceptable terms and market rental rates may be lower than the previous contractual rental rates. Also, our tenants may approach us for additional concessions in order to remain open and operating. The granting of these concessions may adversely affect our results of operations and cash flows to the extent that they result in reduced rental rates, additional capital improvements, or allowances paid to, or on behalf of, the tenants.
Tenant and market concentration risk. As of December 31, 2020, our top 20 tenants represented 32.7% of our annualized base rental revenues with no single tenant accounting for more than 5.1% of our annualized base rental revenues. The inability of any of our significant tenants to pay rent or a decision by a significant tenant to vacate their premises prior to, or at the conclusion of, their lease term could have a significant negative impact on our results of operations or financial condition if a suitable replacement tenant is not secured in a timely manner.
For the three months ended December 31, 2020, 35.0% of our net operating income for properties owned was derived from the metropolitan Atlanta area, 27.1% was derived from the Austin area, and 11.2% was derived from the Charlotte area. Any adverse economic conditions impacting Atlanta, Austin, or Charlotte could adversely affect our overall results of operations and financial condition.
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
Environmental issues. Federal, state, and local laws and regulations relating to the protection of the environment may require a current or previous owner or operator of real estate to investigate and clean up hazardous or toxic substances or petroleum product released at a property. If determined to be liable, the owner or operator may have to pay a governmental entity or third parties for property damage and for investigation and clean-up costs incurred by such parties in connection with the contamination, or perform such investigation and clean-up itself. Although certain legal protections may be available to prospective purchasers of property, these laws typically impose clean-up responsibility and liability without regard to whether the owner or operator knew of or caused the presence of the regulated substances. Even if more than one person may have been responsible for the release of regulated substances at the property, each person covered by the environmental laws may be held responsible for all of the clean-up costs incurred. In addition, third parties may sue the owner or operator of a site for damages and costs resulting from regulated substances emanating from that site. We manage this risk through Phase I Environmental Site Assessments and, as necessary, Phase II Environmental Site Assessments which include environmental sampling on properties we acquire or develop.
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
Climate change risks. The physical effects of climate change could have a material adverse effect on our properties, operations, and business. To the extent climate change causes changes in weather patterns, our markets could experience increases in storm intensity, rising sea-levels, and changes in precipitation, temperature, and air quality. Over time, these conditions could result in physical damage to, or declining demand for, our properties or our inability to operate the buildings at all. Climate change may also indirectly affect our business by increasing the cost of (or making unavailable) property insurance on terms we find acceptable, increasing the cost of energy and increasing the risk of flood at our properties. Should the impact of climate change be severe or occur for lengthy periods of time, our financial condition or results of operations could be adversely impacted.
Joint venture structure risks. We hold ownership interests in a number of joint ventures with varying structures and may in the future invest in additional real estate through such structures. Our venture partners may have rights to take actions over which we have no control, or the right to withhold approval of actions that we propose, either of which could adversely affect our interests in the related joint ventures, and in some cases, our overall financial condition and results of operations. These structures involve participation by other parties whose interests and rights may not be the same as ours. For example, a venture partner may have economic and/or other business interests or goals which are incompatible with our business interests or goals and that venture partner may be in a position to take action contrary to our interests. In addition, such venture partners may default on their obligations, including loans secured by property owned by the joint venture, which could have an adverse impact on the financial condition and operations of the joint venture. Such defaults may result in our fulfilling the defaulting's partner's obligations that may, in some cases, require us to contribute additional capital to the ventures. Furthermore, the success of a project may be dependent upon the expertise, business judgment, diligence, and effectiveness of our venture partners in matters that are outside our control. Thus, the involvement of venture partners could adversely impact the development, operation, ownership, financing, or disposition of the underlying properties.
Risks associated with the development of mixed-use properties. We operate, are currently developing, and may in the future develop properties, either alone or through joint ventures, that are known as "mixed-use" developments. This means that, in addition to the development of office space, the project may also include space for retail, residential, or other commercial purposes. We do not have as much experience in developing and managing non-office real estate as we do office real estate and, as a result, we may seek to develop the non-office component ourselves, sell the right to that component to a third-party developer, or we may partner with a third party who has more non-office real estate experience. If we do choose to develop other components ourselves, we would be exposed not only to those risks typically associated with the development of commercial real estate generally, but also to specific risks associated with the development and ownership of non-office real estate. In addition, even if we sell the rights to develop the other components or elect to participate in the development through a joint venture, we may be exposed to the risks associated with the failure of the other party to complete the development as expected. These include the risk that the other party would default on its obligations necessitating that we complete the other component ourselves, including potential financing of the project. If we decide not to sell or participate in a joint venture and instead hire a third party manager, we would be dependent on them and their key personnel to provide services to us and we may not find a suitable replacement if the management agreement is terminated, or if key personnel leave or otherwise become unavailable to us.
Title insurance risk. We did not acquire new title insurance policies in connection with the mergers with Parkway in 2016 and with TIER in 2019, instead relying on existing policies benefiting those entities' subsidiaries. We generally do acquire title insurance policies for all developed and acquired properties; however, these policies may be for amounts less than the current or future values of the covered properties. If there were a title defect related to any of these properties, or to any of the properties acquired in connection with the mergers with Parkway and TIER where title insurance policies are ruled unenforceable, we could lose both our capital invested in and our anticipated profits from such property.
Liquidity risk. Real estate investments are relatively illiquid and can be difficult to sell and convert to cash quickly. As a result, our ability to sell one or more of our properties, whether in response to any changes in economic or other conditions or in response to a change in strategy, may be limited. In the event we want to sell a property, we may not be able to do so in the desired time period, the sales price of the property may not meet our expectations or requirements, and/or we may be required to record an impairment on the property as a result.
Ground lease risks. As of December 31, 2020, we had interests in eleven land parcels in various markets which we lease individually on a long-term basis. As of December 31, 2020, we had 2.3 million aggregate rentable square feet of rental space located on these leased parcels, from which we recognized 11.1% of total Net Operating Income ("NOI") in the fourth quarter of 2020. In the future, we may invest in additional properties on some of these parcels or additional parcels subject to ground leases. Many of these ground leases and other restrictive agreements impose significant limitations on our uses of the subject property and restrict our ability to sell or otherwise transfer our interests in the property. These restrictions may limit our ability to timely sell or exchange the property, impair the property's value, or negatively impact our ability to find suitable tenants for the property. In addition, if we default under the terms of any particular lease, we may lose the ownership rights to the property subject to the lease. Upon expiration of a lease, we may not be able to renegotiate a new lease on favorable terms, if at all. The loss of the ownership rights to these properties or an increase of rental expense could have an adverse effect on our financial condition and results.
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
We generally finance our acquisition and development projects through one or more of the following: our $1 billion senior unsecured line of credit (the "Credit Facility"), unsecured debt, non-recourse mortgages, construction loans, the sale of assets, joint venture equity, the issuance of common stock, the issuance of preferred stock, and the issuance of units of CPLP. Each of these sources may be constrained from time to time because of market conditions, and the related cost of raising this capital may be unfavorable at any given point in time. These sources of capital, and the risks associated with each, include the following:

•Credit Facility. Terms and conditions available in the marketplace for unsecured credit facilities vary over time. We can provide no assurance that the amount we need from our Credit Facility will be available at any given time, or at all, or that the rates and fees charged by the lenders will be reasonable. We incur interest under our Credit Facility at a variable rate. Variable rate debt creates higher debt service requirements if market interest rates increase, which would adversely affect our cash flow and results of operations. Our Credit Facility contains customary restrictions, requirements, and other limitations on our ability to incur indebtedness, including restrictions on unsecured debt outstanding, restrictions on secured recourse debt outstanding, and requirements to maintain a minimum fixed charge coverage ratio. Our continued ability to borrow under our Credit Facility is subject to compliance with these covenants.
•Unsecured Debt. Terms and conditions available in the marketplace for unsecured debt vary over time. The availability of unsecured debt may vary based on the capital markets and capital market activity. Unsecured debt generally contains restrictive covenants that may place limitations on our ability to conduct our business similar to those placed upon us by our Credit Facility.
•Non-recourse mortgages. The availability of non-recourse mortgages is dependent upon various conditions, including the willingness of mortgage lenders to lend at any given point in time. Interest rates and loan-to-value ratios may also be volatile, and we may from time to time elect not to proceed with mortgage financing due to unfavorable terms offered by lenders. If a property is mortgaged to secure payment of indebtedness and we are unable to make the mortgage payments, the lender may foreclose. Further, at the time a mortgage matures, the property may be worth less than the mortgage amount and, as a result, we may determine not to refinance the mortgage and permit foreclosure, potentially generating defaults on other debt.
•Asset sales. Real estate markets tend to experience market cycles. Because of such cycles, the potential terms and conditions of sales, including prices, may be unfavorable for extended periods of time. In addition, our status as a REIT can limit our ability to sell properties, which may affect our ability to liquidate an investment. As a result, our ability to raise capital through asset sales could be limited. In addition, mortgage financing on an asset may prohibit prepayment and/or impose a prepayment penalty upon the sale of that property, which may decrease the proceeds from a sale or make the sale impractical.
•Construction loans. Construction loans generally relate to specific assets under construction and fund costs above an initial equity amount deemed acceptable by the lender. Terms and conditions of construction loans vary, but they generally carry a term of two to five years, charge interest at variable rates, require the lender to be satisfied with the nature and amount of construction costs prior to funding, and require the lender to be satisfied with the level of pre-leasing prior to funding. Construction loans can require a portion of the loan to be recourse to us. In addition, construction loans generally require a completion guarantee by the borrower and may require a limited payment guarantee from the Company which may be disproportionate to any guaranty required from a joint venture partner. There may be times when construction loans are not available, or are only available upon unfavorable terms, which could have an adverse effect on our ability to fund development projects or on our ability to achieve the returns we expect.
•Joint ventures. Joint ventures, including partnerships or limited liability companies, tend to be complex arrangements, and there are only a limited number of parties willing to undertake such investment structures. There is no guarantee that we will be able to undertake these ventures at the times we need capital and at favorable terms.
•Common stock. Common stock issuances may have a dilutive effect on our earnings per share and funds from operations per share. The actual amount of dilution, if any, from any future offering of common stock will be based on numerous factors, particularly the use of proceeds and any return generated from these proceeds. The per share trading price of our common stock could decline as a result of the sale of shares of our common stock in the market in connection with an offering or as a result of the perception or expectation that such sales could occur. We can also provide no assurance that conditions will be favorable for future issuances of common stock when we need capital.
•Preferred stock. The availability of preferred stock at favorable terms and conditions is dependent upon a number of factors including the general condition of the economy, the overall interest rate environment, the condition of the capital markets, and the demand for this product by potential holders of the securities. Issuance of preferred stock could be dilutive to earnings per share and have an adverse effect on the trading price of common stock. We can provide no assurance that conditions will be favorable for future issuances of preferred stock when we need the capital, which could have an adverse effect on our ability to fund acquisition and development activities.
•Operating partnership units. The issuance of units of CPLP in connection with property, portfolio, or business acquisitions could be dilutive to our earnings per share and could have an adverse effect on the per share trading price of our common stock.
Any additional indebtedness incurred may have a material adverse effect on our financial condition and results of operations.
As of December 31, 2020, we had $2.2 billion of outstanding indebtedness. The incurrence of additional indebtedness could have adverse consequences on our business, such as:
•requiring us to use a substantial portion of our cash flow from operations to service our indebtedness, which would reduce the available cash flow to fund working capital, capital expenditures, development projects, distributions, and other general corporate purposes;
•limiting our ability to obtain additional financing to fund our working capital needs, acquisitions, capital expenditures, or other debt service requirements or for other purposes;
•increasing our exposure to floating interest rates;
•limiting our ability to compete with other companies who have less leverage, as we may be less capable of responding to adverse economic and industry conditions;
•restricting us from making strategic acquisitions, developing properties, or capitalizing on business opportunities;
•restricting the way in which we conduct our business due to financial and operating covenants in the agreements governing our existing and future indebtedness;
•exposing us to potential events of default (if not cured or waived) under covenants contained in our debt instruments;
•increasing our vulnerability to a downturn in general economic conditions; and
•limiting our ability to react to changing market conditions in our industry.
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
Net debt as a percentage of either total asset value or total market capitalization and net debt as a multiple of annualized EBITDAre are often used by analysts to gauge the financial health of equity REITs like us. If our degree of leverage is viewed unfavorably by lenders or potential joint venture partners, it could affect our ability to obtain additional financing. In general, our degree of leverage could also make us more vulnerable to a downturn in business or the economy. In addition, increases in our net debt to market capitalization ratio, which is in part a function of our stock price, or to other measures of asset value used by financial analysts may have an adverse effect on the market price of common stock.
Changes in, or the planned discontinuation of, LIBOR could have an adverse impact on operations.
LIBOR has been the subject of regulatory guidance and proposals for reform and in July 2017, the United Kingdom's Financial Conduct Authority (the authority that regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. Changes in, or the planned discontinuation of, LIBOR would cause changes in how interest is calculated on our variable rate debt including our Credit Facility and term loan. Recent proposals for LIBOR reforms may result in the establishment of new methods of calculating LIBOR or the establishment of one or more alternative benchmark rates. Our variable-interest debt instruments, including our Credit Facility and term loan facilities, provide for alternate interest rate calculations if LIBOR is no longer widely available or should the alternative interest rate prove more favorable. There can be no assurances as to what alternative interest rates may be and whether such interest rates will be more or less favorable than LIBOR and any other unforeseen impacts of the potential discontinuation of LIBOR. The Company intends to continue monitoring the developments with respect to the planned phasing out of LIBOR after 2021 and work with its lenders to ensure any transition away from LIBOR will have minimal impact on its financial condition.
Real Estate Acquisition and Development Risks
We face risks associated with operating property acquisitions.
Operating property acquisitions contain inherent risks. These risks may include:
•difficulty in leasing vacant space or renewing existing tenants at the acquired property;
•the costs and timing of repositioning or redeveloping acquisitions;
•disproportionate concentrations of earnings in one or more markets;
•the acquisitions may fail to meet internal projections or otherwise fail to perform as expected;
•the acquisitions may be in markets that are unfamiliar to us and could present unforeseen business challenges;
•the timing of acquisitions may not match the timing of dispositions, leading to periods of time where proceeds are not invested as profitably as we desire or where we increase short-term borrowings until sales proceeds become available;
•the inability to obtain financing for acquisitions on favorable terms, or at all;
•the inability to successfully integrate the operations, maintain consistent standards, controls, policies, and procedures, or realize the anticipated benefits of acquisitions within the anticipated time frames, or at all;
•the inability to effectively monitor and manage our expanded portfolio of properties, retain key employees, or attract highly qualified new employees;
•the possible decline in value of the acquired asset;
•the diversion of our management’s attention away from other business concerns; and
•the exposure to any undisclosed or unknown issues, expenses, or potential liabilities relating to acquisitions.
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
Development activities contain certain inherent risks. Although we seek to minimize risks from development through various management controls and procedures, development risks cannot be eliminated. Some of the key factors affecting development of property are as follows:
•Abandoned predevelopment costs. The development process inherently requires that a large number of opportunities be pursued with only a few actually being developed. We may incur significant costs for predevelopment activity for projects that are abandoned, which would directly affect our results of operations. For projects that are abandoned, we must expense certain costs, such as salaries, that would have otherwise been capitalized. We have procedures and controls in place that are intended to minimize this risk, but it is likely that we will incur predevelopment expense on abandoned projects on an ongoing basis.
•Project costs. Construction and leasing of a project involves a variety of costs that cannot always be identified at the beginning of a project. Costs may arise that have not been anticipated or actual costs may exceed estimated costs. These additional costs can be significant and could adversely impact our return on a project and the expected results of operations upon completion of the project. Also, construction costs vary over time based upon many factors, including the cost of labor and building materials. We attempt to mitigate the risk of unanticipated increases in construction costs on our development projects through guaranteed maximum price contracts and pre-ordering of certain materials, but we may be adversely affected by increased construction costs on our current and future projects.
•Construction delays. Real estate development carries the risk that a project could be delayed due to a number of issues that may arise including, but not limited to, weather and other forces of nature, availability of materials, availability of skilled labor, and the financial health of general contractors or sub-contractors. Construction delays could cause adverse financial impacts to us which could include higher interest and other carrying costs than originally budgeted, monetary penalties from tenants pursuant to their leases, and higher construction costs. Delays could also result in a violation of terms of construction loans that could increase fees, interest, or trigger additional recourse of a construction loan to us.
•Leasing risk. The success of a commercial real estate development project is heavily dependent upon entering into leases with acceptable terms within a predefined lease-up period. Although our policy is generally to achieve certain pre-leasing goals (which vary by market, product type, and circumstances) before committing to a project, it is expected that sometimes not all the space in a project will be leased at the time we commit to the project. If the additional space is not leased on schedule and upon the expected terms and conditions, our returns, future earnings, and results of operations from the project could be adversely impacted. Whether or not tenants are willing to enter into leases on the terms and conditions we project and on the timetable we expect will depend upon a number of factors, many of which are outside our control. These factors may include:
•general business conditions in the local or broader economy or in the prospective tenants’ industries;
•supply and demand conditions for space in the marketplace; and
•level of competition in the marketplace.
•Reputation risks. We have historically developed and managed a significant portion of our real estate portfolio and believe that we have built a positive reputation for quality and service with our lenders, joint venture partners, and tenants. If we developed under-performing properties, suffered sustained losses on our investments, defaulted on a significant level of loans or experienced significant foreclosure or deed in lieu of foreclosure of our properties, our reputation could be damaged. Damage to our reputation could make it more difficult to successfully develop properties in the future and to continue to grow and expand our relationships with our lenders, joint venture partners, and tenants, which could adversely affect our business, financial condition, and results of operations.
•Governmental approvals. All necessary zoning, land-use, building, occupancy, and other required governmental permits and authorization may not be obtained, may only be obtained subject to onerous conditions, or may not be obtained on a timely basis resulting in possible delays, decreased profitability, and increased management time and attention.
•Competition. We compete for tenants in our Sun Belt markets by highlighting our locations, rental rates, services, amenities, reputation, and the design and condition of our facilities including operational efficiencies and sustainability improvements. As the competition for tenants is intense, we may be required to provide rent abatements, incur charges for tenant improvements and other concessions, or we may not be able to lease vacant space in a timely manner.
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
In order to qualify as a REIT, under current law, we generally are required each taxable year to distribute to our stockholders at least 90% of our net taxable income (excluding any net capital gain). To the extent that we do not distribute all of our net capital gain or distribute at least 90%, but less than 100%, of our other taxable income, we are subject to tax on the undistributed amounts at regular corporate rates. In addition, we are subject to a 4% nondeductible excise tax to the extent that distributions paid by us during the calendar year are less than the sum of the following:
•85% of our ordinary income;
•95% of our net capital gain income for that year; and
•100% of our undistributed taxable income (including any net capital gains) from prior years.
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
From time to time, we may transfer or otherwise dispose of some of our properties. Under the Code, any gains resulting from transfers or dispositions, from other than a taxable REIT subsidiary, that are deemed to be prohibited transactions would be subject to a 100% tax on any gain associated with the transaction. Prohibited transactions generally include sales of assets that constitute inventory or other property held for sale to customers in the ordinary course of business. Since we acquire properties primarily for investment purposes, we do not believe that our occasional transfers or disposals of property are deemed to be prohibited transactions. However, whether or not a transfer or sale of property qualifies as a prohibited transaction depends on all the facts and circumstances surrounding the particular transaction. The Internal Revenue Service ("IRS") may contend that certain transfers or disposals of properties by us are prohibited transactions. While we believe that the IRS would not prevail in any such dispute, if the IRS were to argue successfully that a transfer or disposition of property constituted a prohibited transaction, we would be required to pay a tax equal to 100% of any gain allocable to us from the prohibited transaction. In addition, income from a prohibited transaction might adversely affect our ability to satisfy the income tests for qualification as a REIT for federal income tax purposes.
Recent changes to the U.S. tax laws could have an adverse impact on our business operations, financial condition, and earnings.
In recent years, numerous legislative, judicial, and administrative changes have been made in the provisions of federal and state income tax laws applicable to investments similar to an investment in our shares. In particular, the comprehensive tax reform legislation enacted in December 2017 and commonly known as the Tax Cuts and Jobs Act ("TCJA") made many significant changes to the U.S. federal income tax laws that will profoundly impact the taxation of individuals and corporations (including both regular C corporations and corporations that have elected to be taxed as REITs). A number of changes that affect noncorporate taxpayers will expire at the end of 2025 unless Congress acts to extend them. Among other changes, the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, signed into law on March 27, 2020, makes certain changes to the TCJA. These changes will impact us and our stockholders in various ways, some of which are adverse or potentially adverse compared to prior law. To date, the IRS has issued only limited guidance with respect to certain of the new provisions, and there are numerous interpretive issues that will require further guidance. It is highly likely that technical corrections of legislation will be needed to clarify certain aspects of the new law and give proper effect to Congressional intent. There can be no assurance, however, that technical clarifications or changes needed to prevent unintended or unforeseen tax consequences will be enacted by Congress in the near future. Additional changes to tax laws are likely to continue to occur in the future, and we cannot assure investors that any such changes will not adversely affect the taxation of our stockholders. Any such changes could have an adverse effect on an investment in shares or on the market value or the resale potential of our properties. Investors are urged to consult with their own tax advisor with respect to the impact of recent legislation on ownership of shares and the status of legislative, regulatory, or administrative developments and proposals, and their potential effect on ownership of shares.
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
Further, as a result of changes made by the TCJA, Section 1031 Exchanges are only permitted with respect to real property. The changes generally apply to exchanges completed after December 31, 2017, unless the property was disposed of or received in the exchange on or before such date. If a material amount of personal property is associated with the real property that we have disposed of in a Section 1031 Exchange, these provisions will be less beneficial than under prior law.
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
General Risks
A pandemic, epidemic or outbreak of a contagious disease, such as the ongoing global pandemic of COVID-19, could adversely affect us.
Public health crises, pandemics, and epidemics, such as the ongoing COVID-19 pandemic, have had, and could continue to have, a material adverse effect on global, national, and local economies, as well as on our business and our tenants’ businesses. The potential impact of a pandemic, epidemic, or outbreak of a contagious disease on our tenants and our properties is difficult to predict or assess. The extent to which the ongoing COVID-19 pandemic, including the outbreaks in Atlanta, Austin, Charlotte, Phoenix, Tampa, and Dallas and actions taken to contain or slow them, continues to impact our operations and those of our tenants, will depend on future developments. These may include the scope, severity, and duration of the pandemic, and the actions taken to mitigate its impact including the availability and effectiveness of vaccines or other treatments; all of which are highly uncertain and unpredictable, but could be material. The long-term impact of COVID-19 on the U.S. and global economies is uncertain and could result in prolonged world-wide economic downturns and recessions that may lead to corporate bankruptcies among our tenants. Any of these developments, and other effects of the ongoing global pandemic of COVID-19 or any other pandemic, epidemic, or outbreak of contagious disease, could adversely affect us.
In addition to the general economic impact of a pandemic, epidemic, or outbreak of a contagious disease, if an outbreak of COVID-19 occurs within the workforce of our tenants or otherwise disrupts their management and other personnel, the business and operating results of our tenants could be negatively impacted. Large-scale “shelter in place”, “stay safe”, or "social distancing" executive orders and health guidance in Atlanta, Austin, Charlotte, Phoenix, Tampa, or Dallas, where we have high concentrations of our lease revenues, have caused many of our tenants, including retailers and restaurants, to stay closed or operate at reduced capacity for an extended period of time. Although many (but not all) of these restrictions have been gradually lifted, national "social distancing" guidance has remained, and it remains unclear whether an initial surge in the level of business activity is likely to be sustained, especially if the areas in which our properties are located experience a resurgence in COVID-19 cases and/or are subject to the reimposition of previously lifted business restrictions, the imposition of new business restrictions, or the issuance of new or revised local or national health guidance. The negative impact upon our tenants may include an immediate reduction in cash flow available to pay rent under our leases, and although various governmental financial programs may mitigate this, governmental assistance may not be available to all affected tenants or may be significantly delayed or discontinued. In turn, our tenants' inability to pay rent under our leases could adversely affect our own liquidity, and there can be no guarantee that additional liquidity will be readily available or available on favorable terms in the future. Large-scale executive orders and other measures taken to curb the spread of COVID-19 may also negatively impact the ability of our properties to continue to obtain necessary goods and services or provide adequate staffing, which may also adversely affect our operating results and reputation. Any increased costs or lost revenue as a result of tenant financial difficulty, or their need to comply with executive orders and other guidance from the Centers for Disease Control and Prevention, or other health agencies or departments may not be fully recoverable under our leases or adequately covered by insurance, which could impact our profitability. In addition to the potential consequences listed above, these same factors may cause prospective tenants to delay their leasing decisions or to lease less space. Even after the pandemic has ceased to be active, the prevalence of work-from-home policies during the pandemic may alter tenant preferences in the long-term with respect to the demand for leasing office space.
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
Our restated and amended articles of incorporation impose limitations on the ownership of our stock. In general, except for certain individuals who owned stock at the time of adoption of these limitations, and except for persons or organizations that are granted waivers by our Board of Directors, no individual or entity may own more than 3.9% of the value of our outstanding stock. We provide waivers to this limitation on a case by case basis, which could result in increased voting control by a stockholder. The ownership limitation may have the effect of delaying, inhibiting, or preventing a transaction or a change in control that might involve a premium price for our stock or otherwise be in the best interest of our stockholders.
The market price of our common stock may fluctuate.
The market prices of shares of our common stock have been, and may continue to be, subject to fluctuation due to many events and factors such as those described in this report including:
•actual or anticipated variations in our operating results, funds from operations, or liquidity;
•the general reputation of real estate as an attractive investment in comparison to other equity securities and/or the reputation of the product types of our assets compared to other sectors of the real estate industry;
•material changes in any significant tenant industry concentration;
•material changes in market concentrations,
•the general stock and bond market conditions, including changes in interest rates or fixed income securities;
•changes in tax laws;
•changes to our dividend policy;
•changes in market valuations of our properties;
•adverse market reaction to the amount of our outstanding debt at any time, the amount of our maturing debt, and our ability to refinance such debt on favorable terms;
•any failure to comply with existing debt covenants;

•any foreclosure or deed in lieu of foreclosure of our properties;
•additions or departures of directors, key executives, and other employees;
•actions by institutional stockholders;
•uncertainties in world financial markets;
•the realization of any of the other risk factors described in this report; and
•general market and economic conditions; in particular, market and economic conditions of Atlanta, Austin, Charlotte, Phoenix, Tampa, and Dallas.
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
Item 1B.Unresolved Staff Comments
Not applicable.

Item 2.Properties
The following table sets forth certain information related to operating properties in which we have an ownership interest. Except as noted, all information presented is as of December 31, 2020 ($ in thousands):
Operating Properties

						Company's Share
Office Properties	Rentable Square Feet	Financial Statement Presentation	Company's Ownership Interest	End of Period Leased	Weighted Average Occupancy (1)	% of Total Net Operating Income (2)	Property Level Debt (3)	Annualized Rent (4)
Spring & 8th (5)	765,000	Consolidated	100%	100.0%	100.0%	6.2%	$—
Terminus (5) (6)	1,226,000	Consolidated	100%	85.1%	80.9%	5.7%	195,489
Northpark (5)	1,539,000	Consolidated	100%	90.9%	91.0%	5.7%	—
Promenade	777,000	Consolidated	100%	89.6%	90.2%	3.5%	92,492
3344 Peachtree	484,000	Consolidated	100%	95.3%	88.3%	3.0%	—
Buckhead Plaza (5)	666,000	Consolidated	100%	73.2%	72.6%	2.5%	—
1200 Peachtree (6)	370,000	Consolidated	100%	100.0%	100.0%	2.0%	—
3350 Peachtree	413,000	Consolidated	100%	95.2%	95.2%	1.9%	—
8000 Avalon	229,000	Consolidated	90%	97.8%	98.7%	1.5%	—
3348 Peachtree	258,000	Consolidated	100%	91.0%	91.1%	1.1%	—
Meridian Mark Plaza	160,000	Consolidated	100%	100.0%	100.0%	1.0%	—
Emory University Hospital Midtown	358,000	Unconsolidated	50%	98.6%	97.8%	0.9%	33,098
ATLANTA	7,245,000			90.7%	89.5%	35.0%	321,079

The Domain (5) (6)	1,603,000	Consolidated	100%	100.0%	93.7%	10.0%	—
One Eleven Congress	519,000	Consolidated	100%	87.6%	89.6%	3.9%	—
The Terrace (5) (6)	619,000	Consolidated	100%	90.6%	86.6%	3.6%	—
San Jacinto Center	399,000	Consolidated	100%	93.9%	92.5%	2.8%	—
Colorado Tower	373,000	Consolidated	100%	99.1%	93.2%	2.3%	114,114
816 Congress	435,000	Consolidated	100%	83.9%	86.1%	2.2%	77,917
Domain Point (5) (6)	243,000	Consolidated	97%	90.6%	86.6%	1.4%	—
Research Park V	173,000	Consolidated	100%	97.1%	97.1%	0.9%	—
AUSTIN	4,364,000			94.3%	90.9%	27.1%	192,031

Fifth Third Center	692,000	Consolidated	100%	99.5%	98.8%	3.7%	136,676
One South at the Plaza (fka Bank of America Plaza) (6)	891,000	Consolidated	100%	58.0%	82.9%	3.8%	—
NASCAR Plaza	394,000	Consolidated	100%	99.4%	99.2%	2.1%	—
Dimensional Place (6)	281,000	Unconsolidated	50%	95.6%	95.1%	1.6%	—
The RailYard (6)	329,000	Consolidated	100%	96.8%	96.8%	—%	—
CHARLOTTE	2,587,000			83.8%	92.1%	11.2%	136,676

Hayden Ferry (5)	792,000	Consolidated	100%	97.9%	93.9%	5.3%	—
Tempe Gateway	264,000	Consolidated	100%	78.1%	91.4%	1.4%	—
111 West Rio	225,000	Consolidated	100%	100.0%	100.0%	1.2%	—
PHOENIX	1,281,000			94.2%	94.5%	7.9%	—

Corporate Center (5)	1,227,000	Consolidated	100%	97.0%	91.7%	6.2%	—
The Pointe	253,000	Consolidated	100%	89.6%	92.1%	0.9%	—
Harborview Plaza	205,000	Consolidated	100%	76.3%	77.3%	0.7%	—
TAMPA	1,685,000			93.4%	90.0%	7.8%	—

Legacy Union One (6)	319,000	Consolidated	100%	100.0%	100.0%	2.1%	67,437
5950 Sherry Lane (6)	197,000	Consolidated	100%	85.6%	89.6%	1.0%	—
DALLAS	516,000			94.5%	96.0%	3.1%	67,437

BriarLake Plaza - Houston (5) (6)	835,000	Consolidated	100%	84.9%	85.7%	4.0%	—
Burnett Plaza - Fort Worth (6)	1,023,000	Consolidated	100%	86.1%	85.1%	2.7%	—
Carolina Square - Chapel Hill	158,000	Unconsolidated	50%	94.5%	86.9%	0.4%	13,004
OTHER OFFICE	2,016,000			85.9%	85.5%	7.1%	13,004

TOTAL OFFICE	19,694,000			90.7%	90.3%	99.2%	$730,227	$703,872
Table continued on next page

						Company's Share
Office Properties	Rentable Square Feet	Financial Statement Presentation	Company's Ownership Interest	End of Period Leased	Weighted Average Occupancy (1)	% of Total Net Operating Income (2)	Property Level Debt (3)	Annualized Rent (4)
Other Properties
Carolina Square Apartment - Chapel Hill (246 units) (6)	266,000	Unconsolidated	50%	100.0%	99.5%	0.7%	$21,892
Carolina Square Retail - Chapel Hill	44,000	Unconsolidated	50%	89.8%	89.8%	0.1%	3,621
TOTAL OTHER	310,000			98.6%	98.1%	0.8%	$25,513	$4,426

TOTAL	20,004,000			90.8%	90.3%	100.0%	$755,740	$708,298

(1)The weighted average economic occupancy of the property over the period for which the property was available for occupancy.
(2)The Company's share of net operating income for the three months ended December 31, 2020.
(3)The Company's share of property specific mortgage debt, including premiums and net of unamortized loan costs, as of December 31, 2020.
(4)The Company's share of annualized rent represents the sum of the annualized rent including tenant's share of estimated operating expenses, if applicable, each tenant is paying as of the end of the reporting period. If a tenant is not paying rent due to a free rent concession, annualized rent is calculated based on the annualized contractual rent the tenant will pay in the first period it is required to pay rent. Included in this amount is $15.9 million of annualized base rent for tenants in a free rent period.
(5)Contains two or more buildings that are grouped together for reporting purposes.
(6)Not included in Same Property as of December 31, 2020.
Office Lease Expirations
As of December 31, 2020, our leases expire as follows:

Year of Expiration	Square Feet Expiring (1)	% of Leased Space (1)	Annual Contractual Rent ($000) (1) (2)	% of Annual Contractual Rent (1)	Annual Contractual Rent/Sq. Ft.

2021	1,988,585	11.0%	$69,480	8.5%	$34.94
2022	1,359,054	7.5%	57,939	7.1%	42.63
2023	1,552,657	8.6%	65,266	8.0%	42.04
2024	1,163,934	6.4%	48,649	5.9%	41.80
2025	2,023,617	11.2%	90,328	11.0%	44.64
2026	1,622,577	9.0%	75,691	9.2%	46.65
2027	1,506,613	8.3%	63,785	7.8%	42.34
2028	1,301,956	7.2%	59,948	7.3%	46.04
2029	1,067,126	5.9%	49,907	6.1%	46.77
2030 & Thereafter	4,490,339	24.9%	237,849	29.1%	52.97

Total	18,076,458	100.0%	$818,842	100.0%	$45.30

(1) Company's share.
(2) Annual Contractual Rent is the estimated rent in the year of expiration. It includes the minimum base rent and an estimate of tenant's share of operating expenses, if applicable, as defined in the respective leases.

Top 20 Office Tenants
As of December 31, 2020, our top 20 office tenants were as follows:

	Tenant (1)	Number of Properties Occupied	Number of Markets Occupied	Company's Share of Square Footage	Company's Share of Annualized Rent (2)	Percentage of Company's Share of Annualized Rent	Weighted Average Remaining Lease Term (Years)
1	NCR Corporation	1	1	762,090	$35,754,771	5.1%	13
2	Amazon	4	3	602,945	28,185,712	4.0%	6
3	Expedia, Inc.	1	1	363,751	17,379,131	2.5%	9
4	Facebook,Inc.	1	1	323,328	16,944,648	2.4%	9
5	Bank of America	2	1	513,724	15,943,460	2.3%	3
6	Norfolk Southern Corporation	2	1	394,621	9,716,585	1.4%	1
7	Apache Corporation	1	1	210,012	9,150,550	1.3%	4
8	Americredit Financial Services (dba GM Financial)	2	2	333,782	9,136,376	1.3%	9
9	Pioneer Natural Resources Company (fka Parsley Energy, L.P.)	2	1	135,612	8,570,098	1.2%	6
10	Wells Fargo Bank, NA	4	3	198,376	8,518,272	1.2%	5
11	Ovintiv USA Inc (fka Encana Oil & Gas (USA) Inc.) (3)	1	1	318,582	7,949,937	1.1%	6
12	Allstate	2	2	214,380	7,561,934	1.1%	7
13	ADP, LLC	1	1	225,000	7,479,972	1.1%	7
14	SVB Financial Group	1	1	188,940	7,397,135	1.0%	5
15	Regus Equity Business Centers, LLC	6	4	158,740	7,067,647	1.0%	5
16	Westrock Shared Services, LLC	1	1	205,185	6,955,383	1.0%	9
17	Dimensional Fund Advisors LP	1	1	132,434	6,871,718	1.0%	13
18	McGuirewoods LLP	3	3	197,282	6,864,549	1.0%	6
19	RigUp, Inc.	1	1	93,210	6,386,794	0.9%	8
20	Samsung Engineering America	1	1	133,860	6,153,090	0.8%	6
	Total			5,705,854	$229,987,762	32.7%	7

(1)	In some cases, the actual tenant may be an affiliate of the entity shown.
(2)	Annualized Rent represents the annualized rent including tenant's share of estimated operating expenses, if applicable, paid by the tenant as of the date of this report. If the tenant is in a free rent period as of the date of this report, Annualized Rent represents the annualized contractual rent the tenant will pay in the first month it is required to pay rent.
(3)	Ovintiv USA Inc. has multiple subleases for substantially all of its space. In the event of termination of the Ovintiv lease, such subleases would become direct leases with Cousins.
Note:	This schedule includes leases that have commenced. Leases that have been signed but have not commenced are excluded.

Tenant Industry Diversification
As of December 31, 2020, our tenant industry diversification was as follows:

Industry (1)	Percentage of Company's Share of Annualized Rent (2)
Technology	21.1%
Financial	16.9%
Professional Services	14.5%
Legal	10.4%
Consumer Goods & Services	6.7%
Energy & Utilities	5.4%
Health Care	4.9%
Insurance	4.7%
Real Estate	4.0%
Other	3.8%
Construction/Design	2.5%
Marketing/Media/Creative	2.4%
Transportation	1.6%
Government	1.1%
Total	100%

(1)	Management uses SIC codes when available, along with judgment, to determine tenant industry classification.
(2)	Annualized Rent represents the annualized rent including tenant's share of estimated operating expenses, if applicable, paid by the tenant as of the date of this report. If the tenant is in a free rent period as of the date of this report, Annualized Rent represents the annualized contractual rent the tenant will pay in the first month it is required to pay full rent.
Development Pipeline (1)
As of December 31, 2020, information on our projects under development was as follows ($ in thousands):

Project	Type	Market	Company's Ownership Interest	Construction Start Date	Number of Square Feet / Apartment Units	Estimated Project Cost(1)(2) ($ in thousands)	Company's Share of Estimated Project Cost(2) ($ in thousands)	Project Cost Incurred to Date(2) ($ in thousands)	Company's Share of Project Cost Incurred to Date(2) ($ in thousands)	Percent Leased	Initial Revenue Recognition(3)

120 West Trinity	Mixed	Atlanta	20%	1Q17		$89,000	$17,800	$87,872	$17,574
Office (4)					52,000					68%	2Q20
Apartments					330					66%	4Q19

10000 Avalon	Office	Atlanta	90%	3Q18	251,000	96,000	86,400	94,771	85,294	75%	1Q20

300 Colorado (5)	Office	Austin	50%	4Q18	358,000	193,000	96,500	154,476	77,238	87%	1Q21

Domain 10	Office	Austin	100%	4Q18	300,000	111,000	111,000	93,987	93,987	98%	3Q20

100 Mill	Office	Phoenix	90%	1Q20	287,000	153,000	137,700	54,848	49,364	44%	1Q22

Total						$642,000	$449,400	$485,954	$323,457

(1)	This schedule shows projects currently under active development through the substantial completion of construction as well as properties in an initial lease up period prior to stabilization. Amounts included in the estimated project cost column are the estimated costs of the project through stabilization. Significant estimation is required to derive these costs, and the final costs may differ from these estimates.
(2)	Estimated and incurred project costs include financing costs only on project-specific debt, and exclude certain allocated capitalized costs required by GAAP that are not incurred by the joint venture and fair value adjustments for legacy TIER projects that were recorded as a result of the Merger.
(3)	Initial revenue recognition represents the quarter within which the Company estimates it will begin recognizing revenue under GAAP.
(4)	The 120 West Trinity office component has 33,000 square feet of office space and 19,000 square feet of retail space.
(5)	300 Colorado estimated project cost will be funded with a combination of $67 million of equity contributed by the joint venture partners, followed by a $126 million construction loan.

Land Holdings
As of December 31, 2020, we owned the following land holdings, either directly or indirectly through joint ventures:

	Market	Company's Ownership Interest	Financial Statement Presentation	Total Developable Land (Acres)	Cost Basis of Land ($ in thousands)

3354 Peachtree	Atlanta	95%	Consolidated	3.0
901 West Peachtree (1)	Atlanta	100%	Consolidated	1.0
The Avenue Forsyth-Adjacent Land	Atlanta	100%	Consolidated	10.4
Domain Point 3	Austin	90%	Consolidated	1.7
Domain 9	Austin	100%	Consolidated	2.5
Domain Central (Domain 14 & 15)	Austin	100%	Consolidated	5.6
South End Station	Charlotte	100%	Consolidated	3.4
303 Tremont	Charlotte	100%	Consolidated	2.4
Legacy Union 2 & 3	Dallas	95%	Consolidated	4.0
Victory Center	Dallas	75%	Unconsolidated	3.0
100 Mill-Adjacent Land	Phoenix	90%	Consolidated	0.7
Corporate Center 5 & 6 (2)	Tampa	100%	Consolidated	14.1

Total				51.8	$172,185
Company's Share				50.5	$167,383

(1)	Includes a long-term ground lease with future obligation to purchase.
(2)	Corporate Center 5 is controlled through a long-term ground lease.

Item 3.Legal Proceedings
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

Item 4.Mine Safety Disclosures
Not applicable.

Item X.Information about our Executive Officers
The Executive Officers of the Registrant, as of the date hereof, are as follow:

Name	Age	Office Held
M. Colin Connolly	44	President, Chief Executive Officer and Director
Gregg D. Adzema	56	Executive Vice President and Chief Financial Officer
J. Kennedy Hicks	37	Executive Vice President, Investments & Managing Director
Richard G. Hickson IV	46	Executive Vice President, Operations
John S. McColl	58	Executive Vice President
Pamela F. Roper	47	Executive Vice President, General Counsel, and Corporate Secretary
Jeffrey D. Symes	55	Senior Vice President and Chief Accounting Officer
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
Mr. Adzema was appointed Executive Vice President and Chief Financial Officer in November 2010.
Ms. Hicks was appointed Executive Vice President of Investments in October 2020. Ms. Hicks joined Cousins in November 2018 as Senior Vice President of Investments. Prior to Cousins, Ms. Hicks worked at Eastdil Secured, a real estate investment banking firm, where she served in a variety of roles from 2010 – 2018, including Managing Director.
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
Mr. Symes joined the Company in February 2020 and was appointed Senior Vice President and Chief Accounting Officer effective March 2020. From April 2018 to January 2020, Mr. Symes served as Senior Vice President and Chief Accounting Officer of a private company. From April 2012 to August 2017, Mr. Symes served as Senior Vice President and Chief Accounting Officer at FelCor Lodging Trust Incorporated (“FelCor”), and he was employed by RLJ Lodging Trust (FelCor’s acquirer) in a transition capacity from September 2017 to March 2018.

PART II
Item 5. Market for Registrant’s Common Stock and Related Stockholder Matters
Market Information and Holders
Our common stock trades on the New York Stock Exchange (ticker symbol CUZ). On January 31, 2021, there were 10,196 stockholders of record of our common stock.
Purchases of Equity Securities
There were no purchases of common stock by the Company during the fourth quarter of 2020.

Performance Graph
The following graph compares the five-year cumulative total return of our common stock with the NYSE Composite Index, the FTSE NAREIT Equity Index, and the SNL US REIT Office Index. The graph assumes a $100 investment in each of the indices on December 31, 2015 and the reinvestment of all dividends.

Total Return Performance
180
160
140
120
100
80
Index Value
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
Cousins Properties Incorporated
NYSE Composite Index
FTSE NAREIT Equity Index
SNL US REIT Office Index

COMPARISON OF CUMULATIVE TOTAL RETURN OF ONE OR MORE COMPANIES, PEER
GROUPS, INDUSTRY INDICES, AND/OR BROAD MARKETS

	Fiscal Year Ended
Index	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
Cousins Properties Incorporated	100.00	128.39	144.42	126.07	169.63	144.53
NYSE Composite Index	100.00	111.94	132.90	121.01	151.87	162.49
FTSE NAREIT Equity Index	100.00	108.52	114.19	108.91	137.23	126.25
SNL US REIT Office Index	100.00	111.59	114.60	94.53	120.51	95.69

Item 6.Selected Financial Data
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

	Year Ended December 31,
	2020	2019	2018	2017	2016
	(in thousands, except per share amounts)
Revenues:
Rental property revenues	$721,883	$628,751	$463,401	$455,305	$249,936
Fee income	18,226	28,518	10,089	8,632	8,347
Other	231	246	1,722	2,248	928
	740,340	657,515	475,212	466,185	259,211
Expenses:
Rental property operating expenses	250,850	222,146	164,678	163,882	96,908
Reimbursed expenses	1,580	4,004	3,782	3,527	3,259
General and administrative expenses	27,034	37,007	22,040	27,523	25,592
Interest expense	60,605	53,963	39,430	33,524	26,650
Impairment	14,829	—	—	—	—
Depreciation and amortization	288,648	257,149	181,382	196,745	97,948
Transaction costs	428	52,881	248	1,661	24,521
Other	2,091	1,109	556	1,796	5,888
	646,065	628,259	412,116	428,658	280,766
Income from unconsolidated joint ventures	7,947	12,666	12,224	47,115	10,562
Gain on sales of investments in unconsolidated joint ventures	45,767	—	—	—	—
Gain on investment property transactions	90,125	110,761	5,437	133,059	77,114
Gain (loss) on extinguishment of debt	—	—	8	2,258	(5,180)
Income from continuing operations	238,114	152,683	80,765	219,959	60,941
Income from discontinued operations	—	—	—	—	19,163
Net income	238,114	152,683	80,765	219,959	80,104
Net income attributable to noncontrolling interests	(836)	(2,265)	(1,601)	(3,684)	(995)
Net income available to common stockholders	$237,278	$150,418	$79,164	$216,275	$79,109
Net income from continuing operations attributable to controlling interest per common share - basic and diluted	$1.60	$1.17	$0.75	$2.08	$0.94
Net income per common share - basic and diluted	$1.60	$1.17	$0.75	$2.08	$1.25
Dividends declared per common share	$1.20	$1.16	$1.04	$1.20	$0.96
Total assets (at year-end)	$7,107,398	$7,151,447	$4,146,296	$4,204,619	$4,171,607
Notes payable (at year-end)	$2,162,719	$2,222,975	$1,062,570	$1,093,228	$1,380,920
Stockholders' investment (at year-end)	$4,467,134	$4,359,274	$2,765,865	$2,771,973	$2,455,557
Common shares outstanding (at year-end)	148,564	146,762	105,096	105,005	98,354

Item 7.Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the selected financial data and the consolidated financial statements and notes.
Overview of 2020 Performance and Company and Industry Trends
Cousins Properties Incorporated ("Cousins") (and collectively, with its subsidiaries, the "Company," "we," "our," or "us") is a publicly traded (NYSE: CUZ), self-administered, and self-managed real estate investment trust, or REIT. Cousins conducts substantially all of its business through Cousins Properties, LP ("CPLP"). Cousins owns in excess of 99% of CPLP and consolidates CPLP. CPLP owns Cousins TRS Services LLC, a taxable entity which owns and manages its own real estate portfolio and performs certain real estate related services for other parties. Our strategy is to create value for our stockholders through ownership of the premier urban office portfolio in the Sun Belt markets, with a particular focus on Atlanta, Austin, Charlotte, Phoenix, Tampa, and Dallas. This strategy is based on a disciplined approach to capital allocation that includes value-add acquisitions, selective development projects, and timely dispositions of non-core assets. This strategy is also based on a simple, flexible, and low-leveraged balance sheet that allows us to pursue compelling growth opportunities at the most advantageous points in the cycle. To implement this strategy, we leverage our strong local operating platforms within each of our major markets.
Consistent with our strategy, on June 14, 2019, we merged with TIER REIT, Inc. (“TIER”) in a stock-for-stock transaction (the "Merger"). As a result, we acquired an interest in nine operating office properties containing 5.8 million square feet of space, two office properties under development that are expected to add 620,000 square feet of space upon completion, and seven strategically located land parcels on which up to 2.5 million square feet of additional space may be developed. As a part of this transaction, we issued $650 million in senior unsecured debt at a weighted average interest rate of 3.88%, which effectively replaced the majority of the TIER debt assumed in the Merger. We believe that this merger created a company with an attractive portfolio of trophy office assets balanced across the premier Sun Belt markets. We believe that the Merger has enhanced our position in our existing markets of Austin and Charlotte, provided a strategic entry into Dallas, and balanced our exposure in Atlanta. The Merger is also enhancing growth and providing value-add opportunities as a result of TIER's active and attractive development portfolio and land bank. As of December 31, 2020, our portfolio of real estate assets consisted of interests in 36 operating properties (35 office and one mixed-use), containing 19.4 million square feet space, and five projects (four office and one mixed-use) under active development.
During 2020, we completed multiple strategic acquisitions in our Charlotte market. During the fourth quarter, we purchased The RailYard, a 329,000 square foot operating property, for $201.3 million, including acquisition costs. In addition to The RailYard, we also acquired South End Station, a 3.4 acre parcel of land, and 303 Tremont, a 2.4 acre parcel of land, in the South End submarket for a combined gross purchase price of $46.9 million. During the second quarter, we purchased a 1,550 space parking garage adjacent to multiple of our properties for $85.3 million, including acquisition costs. We believe that collectively the investments create an advantageous concentration with compelling synergies in one of the best submarkets in the Sun Belt.
During 2020, we completed multiple dispositions of operating properties and interests in joint ventures. The most significant dispositions were as follows:
•In March 2020, we sold Hearst Tower, a 966,000 square foot office property in Charlotte, to Truist Financial Corporation ("Truist") for gross sales proceeds of $455.5 million upon execution of the purchase option included in the 561,000 square foot lease signed with Truist in 2019.
•In March 2020, we sold our interest in Charlotte Gateway Village, LLC ("Gateway"), a 50-50 joint venture with Bank of America Corporation ("BOA"), to BOA for $52.2 million which represented a 17% internal rate of return on our invested capital, as stipulated in the partnership agreement.
•In February 2020, we sold Woodcrest, a 386,000 square foot non-core office property in Cherry Hill, New Jersey that was acquired in the Merger, for a gross sales price of $25.3 million.
In 2020, we leased or renewed 1.4 million square feet of office space. The weighted average net effective rent per square foot, representing base rent less operating expense reimbursements and leasing costs, for new or renewed non-amenity leases with terms greater than one year was $24.50 per square foot. Cash basis net effective rent per square foot increased 13.1% on spaces that had been previously occupied in the past year. Cash basis net effective rent represents net rent at the end of the term paid by the prior tenant compared to the net rent at the beginning of the term paid by the current tenant. Our same property net operating income for the year decreased 0.5% and increased 0.7% on a cash basis. As a result of the COVID-19 pandemic, we have entered into lease amendments with certain tenants to provide payment deferrals without lease extensions.

In addition, due to state and local regulations responding to the COVID-19 pandemic, we have seen changes in physical occupancy at our properties which is materially impacting net operating income from parking. Our same property cash basis net operating income adjusted for payment deferrals and excluding parking for the year increased 4.5%.
On a regular basis we review and, as appropriate, revise our corporate contingency plan, which addresses the steps necessary to respond to an unexpected interruption of business, including the unavailability of our corporate office space. Since March 2020, in accordance with the advice of the CDC due to the threat presented by the ongoing COVID-19 pandemic, our tenants widely adopted remote working for their office employees, and we increased our janitorial cleaning protocols in our buildings. The rental obligations under our leases have not been materially affected by the COVID-19 pandemic to date, and any requests for rent adjustments are addressed on a case-by-case basis. We also have worked closely with essential vendors, including the contractors and others involved in our development projects, to assess potential impact of appropriate and necessary distancing measures upon our operations and our development delivery timelines.
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
Market Conditions
We believe that the Sun Belt region, and in particular the six core Sun Belt markets in which we operate, possess some of the most attractive economic and real estate fundamentals in the nation. Our markets are located in states that lead the nation in new job growth and net migration as residents relocate from the Northeast, Midwest, and West Coast to our markets. This migration, when combined with low levels of new supply, has led to steady office absorption and positive rent growth, supporting healthy office fundamentals. We believe that we are well positioned to benefit from, and ultimately outperform in, the current real estate environment.
Our Atlanta portfolio totals 7.2 million square feet, representing 35.0% of our Net Operating Income for the fourth quarter of 2020 and was 90.7% leased at December 31, 2020. In addition, we had two projects under development in Atlanta at December 31, 2020, one office property and one mixed-use property, in which we hold 90% and 20% interests, respectively. Decline in nonfarm employment in Atlanta for the year ended December 31, 2020 was 3.0%, below the national average of 6.0%, and construction as a percentage of the total market square footage was 2.0% at year end. Our portfolio is well located, primarily in the Midtown, Buckhead, and Central Perimeter submarkets, with direct access to mass transit.
Our Austin portfolio totals 4.4 million square feet, representing 27.1% of our Net Operating Income for the fourth quarter of 2020 and was 94.3% leased at December 31, 2020. In addition, we have two projects under development in Austin, one owned in a 50-50 joint venture and one wholly-owned that together total 658,000 square feet and are a combined 92% leased. Decline in nonfarm employment in Austin for the year ended December 31, 2020 was 1.1%, below the national average of 6.0%, and construction as a percentage of the total market square footage was 7.6%. Our portfolio is predominantly in the central business district and Northwest submarket where vacancy is 10.5% and 9.3%, respectively. We believe that our dominant presence in Austin, combined with strong employment relative to the rest of the nation is favorable for our existing portfolio.
Our Charlotte portfolio totals 2.6 million square feet, representing 11.2% of our Net Operating Income for the fourth quarter of 2020 and was 83.8% leased at December 31, 2020. Decline in nonfarm employment in Charlotte for the year ended December 31, 2020 was 5.4%, below the national average of 6.0%, and construction as a percentage of the total market square footage was 6.1%. Our portfolio is located in the Uptown and South End submarkets where rent growth has significantly surpassed the national average. The overall market has benefited from Charlotte's strong population growth, which has increased at three times the national rate over the past decade. Strong demand and favorable economics have spurred a high level of new development across the market, specifically in Uptown where approximately 2.7 million square feet is currently under construction.
Our Phoenix portfolio totals 1.3 million square feet, representing 7.9% of our Net Operating Income for the fourth quarter of 2020 and was 94.2% leased at December 31, 2020. Decline in nonfarm employment in Phoenix for the year ended December 31, 2020 was 2.6%, below the national average of 6.0%, and construction as a percentage of the total market square footage was 1.5%. Phoenix has experienced population growth at more than twice the national average, more than two-thirds of which was from new residents from outside the metropolitan area. Our portfolio is located in the Tempe submarket, in close proximity to Arizona State University and its 80,000 students, where Class A office vacancy is 5.4%.

Our Tampa portfolio totals 1.7 million square feet, representing 7.8% of Net Operating Income for the fourth quarter of 2020 and was 93.4% leased at December 31, 2020. Decline in nonfarm employment in Tampa for the year ended December 31, 2020 was 4.0%, below the national average of 6.0%, and construction as a percentage of the total market square footage was 1.3%. Metro-wide, the Tampa office market is experiencing low vacancy rates, and the Westshore submarket, where our portfolio is located, continues to achieve some of the highest rents in the metropolitan area, in part due to its central location and proximity to the Tampa airport.
Our Dallas portfolio totals 516,000 square feet, representing 3.1% of Net Operating Income for the fourth quarter of 2020 and was 94.5% leased at December 31, 2020. Decline in nonfarm employment in Dallas for the year ended December 31, 2020 was 2.5%, below the national average of 6.0%, and construction as a percentage of the total market square footage was 1.9%.
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
Revenue Recognition
Most of our revenues are derived from operating leases and are reflected as rental property revenues on the accompanying consolidated statements of operations. Several judgments and estimates are included in the rental property revenue recognition process including the determination of lease term, ownership of tenant improvements, lease modifications, and lease terminations.
Revenues derived from fixed lease payments, which exclude certain rental property revenue such as percentage rent and revenue related to the recovery of certain operating expenses from our tenants, are recognized on a straight-line basis over the term of the lease. We make significant assumptions and judgments in determining the lease term, including the judgments involved as to when a tenant has the right to use an underlying asset and assumptions when the lease provides the tenant with an extension or early termination option.
Most of our leases involve some form of improvements to leased space. We make significant judgments in reviewing various factors to assist in determining whether we or our tenants own the improvements. Those factors include, but are not limited to, whether or not the:
•Lease agreement’s terms obligate the tenant to construct or install specifically identified assets (i.e., the leasehold improvements);
•Tenant’s failure to make specified improvements is an event of default under which the landlord can require the lessee to make those improvements or otherwise enforce the landlord’s rights to those assets (or a monetary equivalent);
•Tenant is permitted to alter or remove the leasehold improvements without the landlord’s consent or without compensating the landlord for any lost utility or diminution in fair value;
•Tenant is required to provide the landlord with evidence supporting the cost of tenant improvements before the landlord pays the tenant for the tenant improvements;
•Landlord is obligated to fund cost overruns for the construction of leasehold improvements;
•Leasehold improvements are unique to the tenant or could reasonably be used by the lessor to lease to other parties; and
•Economic life of the leasehold improvements is such that a significant residual value of the assets is expected to accrue to the benefit of the landlord at the end of the lease term.
If we determine the improvements are our assets, we capitalize the cost of the improvements and recognize depreciation expense associated with such improvements over the shorter of the estimated useful life or the term of the lease. If the improvements are tenant assets, we defer the cost of improvements funded by us as a lease incentive asset and amortize it as a reduction of rental revenue over the term of the lease. Our determination of whether improvements are our assets or tenant assets also affects when we commence revenue recognition in connection with a lease.
We periodically enter into amendments to our leases. When a lease is amended, we need to determine whether (1) an additional right of use not included in the original lease is being granted as a result of the modification and (2) there is an increase in the lease payments that is commensurate with the standalone price for the additional right of use. If both of those conditions are met, the amendment is accounted for as a separate contract. If both of those conditions are not met, the amendment is accounted for as a lease modification. Most of our lease amendments result in a lease modification of our operating leases which will likely require us to reassess both the lease term and fixed lease payments, including considering any prepaid or accrued lease rentals relating to the original lease as a part of the lease payments for the modified lease.
Termination options in some of our leases allow the customer to terminate the lease prior to the end of the lease term under certain circumstances. Termination options require advance notification from the tenant and payment of a termination fee that reimburses us for a portion of the remaining rent under the original lease term and the undepreciated lease inception costs such as commissions, tenant improvements and lease incentives. Termination fee income, included in rental property revenue, is recognized on a straight-line basis from the date of the executed termination agreement through lease expiration when the amount of the fee is determinable and collectability of the fee is reasonably assured. This fee income is reduced on a straight-line basis by any accrued straight-line rent receivable related to the lease projected at the date of tenant vacancy.
Real Estate Carrying Value
The carrying values of our real estate assets are subject to several processes that involve a significant use of judgments and estimates. Those processes primarily include (i) purchase price allocations for acquired assets, (ii) depreciation and amortization and (iii) impairment. The judgments and estimates used in each of these processes have a material impact on our financial condition, results of operations and cash flows.
Purchase Price Allocations for Acquired Assets
We evaluate all real estate acquisitions to determine if the transactions qualify as an acquisition of assets or of a business. In cases where we acquire a pool of properties of varying property types in different markets, we must determine whether the acquisition qualifies as an asset acquisition or an acquisition of a business. For purposes of this review, we separate the assets acquired based on their unique and different risk characteristics, which may be by property type, geographic concentration, or other factors. If we determine that substantially all of the fair value is concentrated in a single identifiable asset or group of similar assets, generally 90% of total fair value of assets acquired, we account for the acquisition as an acquisition of assets. If we determine that there is no single or group of assets that make up substantially all of the fair value of assets acquired, we then evaluate whether the acquired set of assets includes an input and substantial process which create an output. If we determine that an input and substantial process creating an output are present, we account for the acquisition as an acquisition of a business. We use considerable judgment in determining whether the acquisition of a pool of assets is an acquisition of assets or of a business. Because acquisition costs are expensed for an acquisition of a business and capitalized for an acquisition of assets, results of operations could be materially different based on our determinations.
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
The fair value of the above-market or below-market component of an acquired lease is based upon the present value (calculated using a market discount rate) of the difference between the contractual rents to be paid pursuant to the lease over its remaining term and management’s estimate of the rents that would be paid using fair market rental rates and rent escalations at the date of acquisition over the remaining term of the lease. An identifiable intangible asset or liability is recorded if there is an above-market or below-market lease at an acquired property. The amounts recorded for above-market leases are included in other assets on the balance sheets, and the amounts for below-market leases are included in other liabilities on the balance sheets. These amounts are amortized on a straight-line basis as an adjustment to rental income over the remaining term of the applicable leases.
The fair value of acquired in-place leases is derived based on our assessment of lost revenue and costs incurred for the period required to lease the “assumed vacant” property to the occupancy level when purchased. This fair value is based on a variety of considerations including, but not necessarily limited to: (i) the value associated with avoiding the cost of originating the acquired in-place leases; (ii) the value associated with lost revenue related to tenant reimbursable operating costs estimated to be incurred during the assumed lease-up period; and (iii) the value associated with lost rental revenue from existing leases during the assumed lease-up period. Factors considered in performing these analyses include an estimate of the carrying costs during the expected lease-up periods, such as real estate taxes, insurance, and other operating expenses, current market conditions, and costs to execute similar leases, such as leasing commissions, legal, and other related expenses. The amounts recorded for in-place leases are included in intangible assets on the balance sheets. These amounts are amortized as an increase to depreciation and amortization expense over the remaining term of the applicable leases.
Depreciation and Amortization
We also depreciate or amortize operating real estate assets over their estimated useful lives using the straight-line method of depreciation. We use judgment when estimating the useful life of real estate assets and when allocating certain indirect project costs to projects under development, which are amortized over the useful life of the property once it becomes operational. Historical data, comparable properties, and replacement costs are some of the factors considered in determining useful lives and cost allocations.
Impairment
We also review our real estate assets on an asset group basis for impairment. We identify an asset group based on the lowest level of identifiable cash flows and take into consideration such things as shared expenses and amenities. This review includes our operating properties, properties under development, and land holdings.
The first step in this process is for us to determine whether an asset is considered to be held and used or held for sale. In order to be considered a real estate asset held for sale, we must, among other things, have the authority to commit to a plan to sell the asset in its current condition, have commenced the plan to sell the asset, and have determined that it is probable that the asset will sell within one year. If we determine that an asset is held for sale, we record an impairment if the fair value less costs to sell is less than the carrying amount. All real estate assets not meeting the held for sale criteria are considered to be held and used.
In the impairment analysis for assets held and used, we must determine whether there are indicators of impairment. For operating properties, these indicators could include a reduction in our estimated hold period, a significant decline in a property’s leasing percentage, a current period operating loss or negative cash flows combined with a history of losses at the property, a significant decline in lease rates for that property or others in the property’s market, a significant change in the market value of the property, or an adverse change in the financial condition of significant tenants. For land holdings, indicators could include an overall decline in the market value of land in the region, a decline in development activity for the intended use of the land, or other adverse economic and market conditions. For projects under development, indicators could include material budget overruns without a corresponding funding source, significant delays in construction, occupancy, or stabilization schedule, regulatory changes or economic trends that have a significant impact on the market, or an adverse change in the financial condition of a significant future tenant.
If we determine that an asset that is held and used has indicators of impairment, we must determine whether the undiscounted cash flows associated with the asset exceed the carrying amount of the asset. If the undiscounted cash flows are less than the carrying amount of the asset, we reduce the carrying amount of the asset to fair value.
In calculating the undiscounted net cash flows of an asset, we must estimate a number of inputs. We must estimate future rental rates, future capital expenditures, future operating expenses, and market capitalization rates for residual values, among other things. In addition, if there are alternative strategies for the future use of the asset, we assess the probability of each alternative strategy and perform a probability-weighted undiscounted cash flow analysis to assess the recoverability of the asset. We use considerable judgment in determining the alternative strategies and in assessing the probability of each strategy selected.
In determining the fair value of an asset, we exercise judgment on a number of factors. We may determine fair value by using a discounted cash flow calculation or by utilizing comparable market information. We must determine an appropriate discount rate to apply to the cash flows in the discounted cash flow calculation. We use judgment in analyzing comparable market information because no two real estate assets are identical in location and price. The estimates and judgments used in the impairment process are highly subjective and susceptible to frequent change.
In addition to our real estate assets, we review each of our investments in unconsolidated joint ventures for impairment. As part of this analysis, we first determine whether there are any indicators of impairment at any property held in a joint venture investment. If indicators of impairment are present for any of our investments in joint ventures, we calculate the fair value of the investment. If the fair value of the investment is less than the carrying value of the investment, we determine whether the impairment is temporary or other than temporary. If we assess the impairment to be temporary, we do not record an impairment charge. If we conclude that the impairment is other than temporary, we record an impairment charge. We use considerable judgment in the determination of whether there are indicators of impairment present and in the assumptions, estimations, and inputs used in calculating the fair value of the investment.
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
Stock-based Compensation
We have several types of stock-based compensation plans. For market-based awards, we are required to estimate fair values on the grant date (for equity-classified awards) and at each quarter-end (for liability-classified awards). The fair values of these awards are estimated using complex pricing valuation models that require a number of estimates and assumptions. For performance-based awards contingent on our future earnings, we must estimate future earnings quarterly and adjust the compensation costs accordingly.
We use considerable judgments in determining the fair value of market-based awards as well as estimating our progress towards performance-based awards. Compensation expense associated with these awards could vary significantly based upon these estimates.

Results of Operations For The Year Ended December 31, 2020
General
Our financial results for the year ended December 31, 2020 have been affected by the various acquisitions, dispositions, and completed developments during 2020 as well as the Merger and transactions with Norfolk Southern Railway Company ("NS") in 2019. Net income available to common stockholders for the year ended 2020 and 2019 was $237.3 million and $150.4 million, respectively. We detail below material changes in the components of net income available to common stockholders for the year ended 2020 compared to 2019.
See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations" from our 2019 Annual Report on Form 10-K for a comparison of 2019 to 2018 financial results.
Rental Property Revenues and Rental Property Operating Expenses
The following results include the performance of our Same Property portfolios. Our Same Property portfolios include office properties that have been fully operational in each of the comparable reporting periods. A fully operational property is one that has achieved 90% economic occupancy for each of the periods presented or has been substantially complete and owned by us for each of the periods presented. Same Property amounts for the 2020 versus 2019 comparison are from properties that were owned as of January 1, 2019 through December 31, 2020.
We use Net Operating Income ("NOI"), a non-GAAP financial measure, to measure the operating performance of our properties. NOI is also widely used by industry analysts and investors to evaluate performance. NOI, which is rental property revenues (excluding termination fees) less rental property operating expenses, excludes certain components from net income in order to provide results that are more closely related to a property's results of operations. Certain items, such as interest expense, while included in net income, do not affect the operating performance of a real estate asset and are often incurred at the corporate level as opposed to the property level. As a result, we use only those income and expense items that are incurred at the property level to evaluate a property's performance. Depreciation, amortization, and impairment are also excluded from NOI. Same Property NOI allows analysts, investors, and management to analyze continuing operations and evaluate the growth trend of our portfolio.
Rental property revenues, rental property operating expenses, and NOI changed between the 2020 and 2019 periods as follows ($ in thousands):

	Year Ended December 31,
	2020	2019	$ Change	% Change
Rental Property Revenues
Same Property	$442,692	$454,560	$(11,868)	(3)%
Legacy TIER Properties	207,302	113,115	94,187	83%
Other Non-Same Property	71,889	61,076	10,813	18%
	$721,883	$628,751	$93,132	15%

Rental Property Operating Expenses
Same Property	$152,871	$162,746	$(9,875)	(6)%
Legacy TIER Properties	76,238	42,441	33,797	80%
Other Non-Same Property	21,741	16,959	4,782	28%
	$250,850	$222,146	$28,704	13%

Same Property NOI	$287,509	$289,309	$(1,800)	(1)%
Legacy TIER Property NOI	130,874	70,071	60,803	87%
Non-Same Property NOI	48,815	39,997	8,818	22%
Total NOI	$467,198	$399,377	$67,821	17%
Same property rental property revenues decreased between 2020 and 2019 primarily due to a decrease in 2020 parking revenues resulting from decreased physical occupancy at our properties. Same property rental property operating expenses decreased between 2020 and 2019 primarily due to a decrease in expenses at properties resulting from lower physical occupancy in 2020.
Revenues and expenses for Legacy TIER properties represent amounts recorded for the properties acquired in the June 2019 Merger.

Revenues and expenses of Other Non-Same Property increased between 2020 and 2019 primarily as a result of the addition of 1200 Peachtree in March 2019 and of Terminus, which was consolidated in October 2019 when we purchased our partner's interest in Terminus Office Holdings LLC ("TOH"), partially offset by the sale of Hearst Tower in March of 2020.
Fee Income
Fee income decreased $10.3 million (36.1%) between 2020 and 2019 primarily driven by timing of fee income related to the 2019 transactions with NS.
General and Administrative Expenses
General and administrative expenses decreased $10.0 million (26.9%) between 2020 and 2019 primarily driven by long-term compensation expense decreases as a result of fluctuations in our common stock price for our liability-classified awards.
Interest Expense
Interest expense, net of amounts capitalized, increased $6.6 million (12.3%) between 2020 and 2019 primarily due to interest incurred on the unsecured senior notes issued in June 2019.
Depreciation and Amortization
Depreciation and amortization changed between the 2020 and 2019 periods as follows ($ in thousands):

	Year Ended December 31,
	2020	2019	$ Change	% Change
Depreciation and Amortization
Same Property	$157,752	$164,317	$(6,565)	(4)%
Legacy TIER Properties	100,247	55,192	45,055	82%
Other Non-Same Property	30,649	37,640	(6,991)	(19)%
Total Depreciation and Amortization	$288,648	$257,149	$31,499	12%
Depreciation and amortization for Legacy TIER properties represent amounts recorded on the properties acquired in the June 2019 Merger.
Depreciation and amortization of Other Non-Same Property decreased between 2020 and 2019 primarily as a result of the sale of Hearst in the first quarter of 2020; offset by Terminus, which was consolidated in the fourth quarter of 2019 when we purchased our partner's interest in TOH.
Transaction Costs
Included in transaction costs in both 2020 and 2019 are the costs associated with the Merger. These costs included legal, accounting, and financial advisory fees as well as the cost of due diligence work and the costs of combining the operations of TIER with the Company.

Income from Unconsolidated Joint Ventures
Income from unconsolidated joint ventures consisted of the following in 2020 and 2019 ($ in thousands):

	Year Ended December 31,
	2020	2019	$ Change	% Change
Net operating income	$18,836	$32,413	$(13,577)	(42)%
Termination fee income	9	16	(7)	(44)%
Other income	61	148	(87)	(59)%
Depreciation and amortization	(8,740)	(14,158)	5,418	38%
Interest expense	(2,071)	(5,738)	3,667	64%
Net loss on sale of investment property	(148)	(15)	(133)	(887)%
Income from unconsolidated joint ventures	$7,947	$12,666	$(4,719)	(37)%
Net operating income, depreciation and amortization, and interest expense from unconsolidated joint ventures decreased between 2020 and 2019 primarily due to the consolidation of Terminus in October 2019 when we purchased our partner's interest in TOH and the sale of our interest in Gateway Village in March of 2020.
Gain on Sales of Investments in Unconsolidated Joint Ventures
The gain on investment property transactions for the year ended December 31, 2020 primarily includes the sale of our interests in the Wildwood Associates and Gateway Village joint ventures. The capitalization rate of Gateway Village was not a determinant of the sales price as, per the joint venture agreement, our interest was valued at a 17% internal rate of return on our invested capital. There was no capitalization rate associated with the sale of our interest in the Wildwood Associates joint venture as the underlying asset was land.
Gain on Investment Property Transactions
The gain on investment property transactions for the year ended December 31, 2020 includes the sale of Hearst Tower. The combined sales prices of the Heart Tower and Woodcrest dispositions represented a weighted average capitalization rate of 5.1%. Capitalization rates are calculated by dividing projected annualized NOI by the sales price.
Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests includes the outside parties' share of the net income of CPLP as well as that of certain other consolidated entities. Net income attributable to noncontrolling interests decreased $1.4 million (63.1%) between 2020 and 2019 primarily driven by the redemption of 1.7 million limited partnership units in CPLP completed in the first quarter of 2020, partially offset by the increase in net income in 2020.

Funds from Operations
The table below shows Funds from Operations Available to Common Stockholders (“FFO”), a non-GAAP financial measure, and the related reconciliation to net income available to common stockholders for the Company. The Company calculates FFO in accordance with the National Association of Real Estate Investment Trusts’ ("NAREIT") definition, which is net income available to common stockholders (computed in accordance with GAAP), excluding extraordinary items, cumulative effect of change in accounting principle and gains on sale or impairment on depreciable property, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures to reflect FFO on the same basis.
FFO is used by industry analysts and investors as a supplemental measure of a REIT’s operating performance. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry investors and analysts have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. Thus, NAREIT created FFO as a supplemental measure of REIT operating performance that excludes historical cost depreciation, among other items, from GAAP net income. The use of FFO, combined with the required primary GAAP presentations, has been fundamentally beneficial, improving the understanding of operating results of REITs among the investing public and making comparisons of REIT operating results more meaningful. Our management evaluates operating performance in part based on FFO. Additionally, our management uses FFO, along with other measures, to assess performance in connection with evaluating and granting incentive compensation to our officers and other key employees. The reconciliations of net income available to common stockholders to FFO and earnings per share to FFO per share are as follows for the years ended December 31, 2020 and 2019 (in thousands, except per share information):

	Year Ended December 31,
	2020			2019
	Dollars	Weighted Average Common Shares	Per Share Amount	Dollars	Weighted Average Common Shares	Per Share Amount
Net Income Available to Common Stockholders	$237,278	148,277	$1.60	$150,418	128,060	$1.17
Noncontrolling interest related to unitholders	315	297	—	1,952	1,744	—
Conversion of stock options	—	8	—	—	27	—
Conversion of unvested restricted stock units	—	54	—	—	—	—

Net Income — Diluted	237,593	148,636	1.60	152,370	129,831	1.17
Depreciation and amortization of real estate assets:
Consolidated properties	287,960	—	1.94	255,349	—	1.97
Share of unconsolidated joint ventures	8,740	—	0.06	14,158	—	0.11
Partners' share of real estate depreciation	(742)	—	—	(521)	—	—
(Gain)/loss on sale of depreciated properties:
Consolidated properties	(90,105)	—	(0.61)	(92,578)	—	(0.72)
Share of unconsolidated joint ventures	(450)	—	—	15	—	—
Investments in unconsolidated joint ventures	(44,578)	—	(0.31)	—	—	—
Impairment	14,829	—	0.09	—	—	—
Funds From Operations	$413,247	148,636	$2.77	$328,793	129,831	$2.53

Net Operating Income
Company management evaluates the performance of its property portfolio in part based on NOI. NOI represents rental property revenues (excluding termination fees) less rental property operating expenses. NOI is not a measure of cash flows or operating results as measured by GAAP, is not indicative of cash available to fund cash needs, and should not be considered an alternative to cash flows as a measure of liquidity. All companies may not calculate NOI in the same manner. The Company considers NOI to be an appropriate supplemental measure to net income as it helps both management and investors understand the core operations of the Company's operating assets. NOI excludes corporate general and administrative expenses, interest expense, depreciation and amortization, impairments, gains/loss on sales of real estate, and other non-operating items.
The following table reconciles net income (loss) to NOI for consolidated properties for each periods (in thousands):

	Year Ended December 31,
	2020	2019

Net Income	$238,114	$152,683
Fee income	(18,226)	(28,518)
Termination fee income	(3,835)	(7,228)
Other income	(231)	(246)
Reimbursed expenses	1,580	4,004
General and administrative expenses	27,034	37,007
Interest expense	60,605	53,963
Impairment	14,829	—
Depreciation and amortization	288,648	257,149
Transaction costs	428	52,881
Other expenses	2,091	1,109
Income from unconsolidated joint ventures	(7,947)	(12,666)
Gain on sale of investment in unconsolidated joint ventures	(45,767)	—
Gain on investment property transactions	(90,125)	(110,761)
Net Operating Income	$467,198	$399,377

Liquidity and Capital Resources
Our primary short-term and long-term liquidity needs include the following:
•property and land acquisitions;
•expenditures on development projects;
•building improvements, tenant improvements, and leasing costs;
•principal and interest payments on indebtedness;
•general and administrative costs; and
•common stock dividends and distributions to outside unitholders of CPLP.
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

Financial Condition
A key component of our strategy is to maintain a conservative balance sheet with leverage and liquidity that enables us to be positioned for future growth. Our leverage metrics at December 31, 2020, which include net debt to EBITDAre, net debt to undepreciated assets, and net debt to total market capitalization, were among the strongest within our sector of public office REITS. As of December 31, 2020, we had $232.4 million outstanding under our Credit Facility with the ability to borrow an additional $767.6 million. We also had $6.1 million in cash, cash equivalents, and restricted cash on hand at December 31, 2020.
Contractual Obligations and Commitments
The following table sets forth information as of December 31, 2020 with respect to our outstanding contractual obligations and commitments (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual Obligations:
Company debt:
Unsecured credit facility	$232,400	$—	$232,400	$—	$—
Unsecured senior notes	1,000,000	—	—	250,000	750,000
Term loan	250,000	250,000	—	—	—
Mortgage notes payable	677,893	16,368	355,557	85,842	220,127
Interest commitments (1)	365,112	63,336	109,710	96,145	95,921
Ground leases	215,172	3,121	5,610	8,852	197,589
Other operating leases	211	149	62	—	—
Total contractual obligations	$2,740,788	$332,974	$703,339	$440,839	$1,263,637
Commitments:
Unfunded tenant improvements and construction obligations	$153,546	$140,263	$13,283	$—	$—
Performance bonds	577	577	—	—	—
Total commitments	$154,123	$140,840	$13,283	$—	$—

(1)Interest on variable rate obligations is based on rates effective as of December 31, 2020.
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
Other Loan Activity
In February 2020, we prepaid in full the $23.0 million Meridian Mark Plaza mortgage note, without penalty.
In 2019, we purchased our partner's interest in TOH. With this transaction, we consolidated TOH and recorded the assets and liabilities at fair value, assuming the venture's mortgage notes. Terminus 100 has a $115.0 million mortgage note, which is due in 2023 and has a 5.25% fixed interest rate. Terminus 200 has a $74.4 million mortgage note, which is due in 2023 and has a 3.79% fixed interest rate.

Credit Facility
Our $1 billion Credit Facility matures on January 3, 2023. The Credit Facility contains financial covenants that require, among other things, the maintenance of an unencumbered interest coverage ratio of at least 1.75x; a fixed charge coverage ratio of at least 1.50x; a secured leverage ratio of no more than 40%; and an overall leverage ratio of no more than 60%. The Credit Facility also contains customary representations and warranties and affirmative and negative covenants, as well as customary events of default. The amounts outstanding under the Credit Facility may be accelerated upon the occurrence of any events of default. We are in compliance with all covenants of the Credit Facility.
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
At December 31, 2020, the Credit Facility's spread over LIBOR was 1.05%. The amount that we may draw under the Credit Facility is a defined calculation based on the Company's unencumbered assets and other factors. The total available borrowing capacity under the Credit Facility was $767.6 million at December 31, 2020.
Unsecured Senior Notes
At December 31, 2020, we had $1 billion in unsecured senior notes outstanding that were issued in five tranches with maturity dates that range from 2025 to 2029. The weighted average fixed interest rates on these notes is 3.91%.
The unsecured senior notes contain financial covenants that require, among other things, the maintenance of an unencumbered interest coverage ratio of at least 1.75x; a fixed charge coverage ratio of at least 1.50x; an overall leverage ratio of no more than 60%; and a secured leverage ratio of no more than 40%. The senior notes also contain customary representations and warranties and affirmative and negative covenants, as well as customary events of default. We are in compliance with all covenants of the unsecured senior notes.
Term Loan
We have a $250 million term loan that matures on December 2, 2021 (the "Term Loan"). The Term Loan contains financial covenants consistent with those of the Credit Facility. The Term Loan bears interest at LIBOR plus a spread, based on our leverage ratio, as defined in the Term Loan.
Other Debt Information
Our existing mortgage debt is primarily non-recourse, fixed-rate mortgage notes secured by various real estate assets. We expect to either refinance our non-recourse mortgage loans at maturity or repay the mortgage loans with other capital resources, including our credit facility, unsecured debt, non-recourse mortgages, construction loans, the sale of assets, joint venture equity, the issuance of common stock, the issuance of preferred stock, or the issuance of units of CPLP. Many of our non-recourse mortgages contain covenants which, if not satisfied, could result in acceleration of the maturity of the debt. We expect to either refinance the non-recourse mortgages at maturity or repay the mortgages with proceeds from asset sales, debt, or other capital sources. We are in compliance with all covenants of our existing non-recourse mortgages.
75% of our debt bears interest at a fixed rate. Our variable-interest debt instruments, including our Credit Facility and Term Loan, may use LIBOR as a benchmark for establishing the rate. LIBOR has been the subject of regulatory guidance and proposals for reform and in July 2017, the United Kingdom's Financial Conduct Authority (the authority that regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. These reforms may cause LIBOR to no longer be provided or to perform differently than in the past. Recent proposals for LIBOR reforms may result in the establishment of new methods of calculating LIBOR or the establishment of one or more alternative benchmark rates. If LIBOR is no longer widely available, or otherwise at our option, our variable-interest debt instruments, including our Credit Facility and term loan facilities, provide for alternate interest rate calculations.
There can be no assurances as to what alternative interest rates may be and whether such interest rates will be more or less favorable than LIBOR and any other unforeseen impacts of the potential discontinuation of LIBOR. The Company intends to continue monitoring the developments with respect to the planned phasing out of LIBOR after 2021 and work with its lenders to ensure any transition away from LIBOR will have minimal impact on its financial condition, but can provide no assurances regarding the impact of the discontinuation of LIBOR.

Future Capital Requirements
To meet capital requirements for future investment activities over the long-term, we intend to actively manage our portfolio of properties and strategically sell assets to exit our non-core holdings and reposition our portfolio of income-producing assets geographically. We expect to continue to utilize cash retained from operations as well third-party sources of capital such as indebtedness to fund future commitments as well as utilize construction facilities for some development assets, if available and under appropriate terms.
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
Cash Flows
We report and analyze our cash flows based on operating activities, investing activities, and financing activities. Cash, cash equivalents, and restricted cash totaled $6.1 million and $17.6 million at December 31, 2020 and 2019, respectively. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Cash Flows" from our 2019 Annual Report on Form 10-K for a discussion of the changes in cash flows between 2019 and 2018. The following table sets forth the changes in cash flows (in thousands):

	Year Ended December 31,		$ Change
	2020	2019
Net cash provided by operating activities	$351,088	$303,177	$47,911
Net cash used in investing activities	(132,463)	(357,424)	224,961
Net cash provided by (used in) financing activities	(230,095)	69,160	(299,255)
The reasons for significant increases and decreases in cash flows between the periods are as follows:
Cash Flows from Operating Activities. Cash provided by operating activities increased $47.9 million between the 2020 and 2019 periods primarily due to net cash received from operations of properties acquired in the Merger in June 2019, of 1200 Peachtree, which was acquired in March 2019, of Terminus, which was consolidated in October 2019 when we purchased our partner's interest in TOH, and of The RailYard, which was acquired in December 2020. The increases are partially offset by the disposition of operations at Hearst Tower, Woodcrest, and the Gateway Village joint venture which were sold in the first quarter of 2020, and by decreased parking revenue earned at properties resulting from decreased physical occupancy at our properties.
Cash Flows from Investing Activities. Cash used in investing activities decreased $225.0 million between the 2020 and 2019 periods primarily due to cash received from the sales of the Hearst Tower and Woodcrest operating properties, combined with the sales of our interests in the Gateway Village and Wildwood Associates joint ventures, which partially offsets the acquisitions of The RailYard and a parking garage in Charlotte as well as an increase in building and tenant improvements.
Cash Flows from Financing Activities. Cash flows from financing activities decreased $299.3 million between the 2020 and 2019 periods primarily due to funding of the Unsecured Senior Notes in 2019.

Capital Expenditures. We incur capital expenditures related to our real estate assets that include the acquisition of properties, the development of new properties, the redevelopment of existing or newly purchased properties, leasing costs for new or replacement tenants and ongoing property repairs and maintenance.
Capital expenditures for assets we develop or acquire and then hold and operate are included in the property acquisition, development, and tenant asset expenditures line item within investing activities on the statements of cash flows. Components of expenditures included in this line item for the years ended December 31, 2020 and 2019 are as follows (in thousands):

	2020	2019
Acquisition of properties	$285,606	$221,686
Projects under development	43,902	118,301
Operating properties—building improvements	139,247	27,970
Operating properties—leasing costs	40,744	91,726
Purchase of land held for investment	64,001	10,290
Capitalized interest	14,324	11,220
Capitalized salaries	6,033	6,331
Accrued capital expenditures adjustment	25,745	(4,891)
Total property acquisition, development and tenant asset expenditures	$619,602	$482,633
Capital expenditures increased $137.0 million between December 31, 2020 and 2019 primarily due to continued building and tenant improvements at Domain 12, which began recognizing income in the second quarter of 2020, and due to tenant improvements at Terminus, Northpark, 10000 Avalon, and Corporate Center. These increases were partially offset by a decrease in development expenditures at 120 West Trinity, 10000 Avalon, and Domain 10 which have begun preliminary operational activity and are in the final stages of development. Tenant improvements and leasing costs, as well as related capitalized personnel costs, are a function of the number and size of executed new leases or renewals of existing leases. The amount of tenant improvements and leasing costs on a per square foot basis for 2020 and 2019 were as follows:

	2020	2019
New leases	$12.04	$6.29
Renewal leases	$5.46	$6.24
Expansion leases	$8.62	$8.64
The amounts of tenant improvement and leasing costs on a per square foot basis vary by lease and by market. Average leasing costs during 2020 increased for new leases primarily due to a 2019 full-building lease at 1200 Peachtree with NS that has lower than average tenant improvement and leasing costs, and due to a 2020 multi-floor, longer term lease that has higher than average tenant improvements and leasing costs.
Dividends. We paid common dividends of $176.3 million and $142.9 million in 2020 and 2019, respectively. We funded these dividends with cash provided by operating activities. We expect to fund our future quarterly common dividends with cash provided by operating activities, also using proceeds from investment property sales, distributions from unconsolidated joint ventures, and indebtedness, if necessary.
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
Debt. At December 31, 2020, our unconsolidated joint ventures had aggregate outstanding indebtedness to third parties of $230.3 million. This debt represents mortgage or construction loans, most of which are non-recourse to us. In addition, in certain instances, we provide “non-recourse carve-out guarantees” on these non-recourse loans. We guarantee 12.5% of the loan amount related to the Carolina Square construction loan, which has a lending capacity of $79.7 million, and $77.0 million outstanding at December 31, 2020.
Item 7A.Quantitative and Qualitative Disclosure about Market Risk
Our primary exposure to market risk results from our debt, which bears interest at both fixed and variable rates. We attempt to mitigate this risk by limiting our debt exposure in total and our maturities in any one year and weighting more towards fixed-rate debt in our portfolio. The fixed rate debt obligations limit the risk of fluctuating interest rates. As of December 31, 2020 and 2019, we had $1.7 billion of fixed rate debt outstanding at a weighted average interest rate of 3.95% and 3.97%, respectively.
At December 31, 2020, we had $482.4 million of variable rate debt outstanding, which consisted of the Credit Facility with $232.4 million outstanding at an interest rate of 1.19% and the $250.0 million Term Loan with an interest rate of 1.34%. At December 31, 2019, we had $250.0 million of variable rate debt outstanding, which consisted of the $250.0 million Term Loan with an interest rate of 3.70%. Based on our average variable rate debt balances in 2020, interest incurred would have increased by $3.8 million in 2020 if these interest rates had been 1% higher.
The information presented above should be read in conjunction with note 11 of notes to consolidated financial statements included in this Annual Report on Form 10-K. We did not have a significant level of notes receivable at December 31, 2020.

Item 8.Financial Statements and Supplementary Data
The consolidated financial statements, notes to consolidated financial statements, and report of independent registered public accounting firm are included on pages F-1 through F-36.
The following selected quarterly financial information (unaudited) for the years ended December 31, 2020 and 2019 should be read in conjunction with the consolidated financial statements and notes thereto included herein (in thousands, except per share amounts):

	Quarters
	First	Second	Third	Fourth
2020	(Unaudited)
Revenues	$193,898	$179,915	$183,380	$183,147
Income from unconsolidated joint ventures	3,425	1,715	1,611	1,196
Gain (loss) on sales of investments in unconsolidated joint ventures	46,230	(231)	(59)	(173)
Gain (loss) on investment property transactions	90,916	(201)	(523)	(67)
Net income	175,309	23,236	28,255	11,314
Net income available to common stockholders	174,943	23,101	28,115	11,119
Basic net income per common share	$1.19	$0.16	$0.19	$0.07
Diluted net income per common share	$1.18	$0.16	$0.19	$0.07

	Quarters
	First	Second	Third	Fourth
2019	(Unaudited)
Revenues	$132,733	$142,020	$188,323	$194,439
Income from unconsolidated joint ventures	2,904	3,634	3,241	2,887
Gain (loss) on investment property transactions	13,111	1,304	(27)	96,373
Net income (loss)	36,005	(22,582)	20,692	118,568
Net income (loss) available to common stockholders	35,341	(22,409)	20,374	117,112
Basic and diluted net income (loss) per common share	$0.34	$(0.20)	$0.14	$0.80
Other financial statements and financial statement schedules required under Regulation S-X are filed pursuant to Item 15 of Part IV of this report.
During 2020, our quarterly results varied primarily as a result of sales of Hearst Tower, Woodcrest, and our interest in Gateway Village during the first quarter, the commencement of operations of multiple developments throughout the year, and the acquisition of The RailYard in the fourth quarter. During 2019, our quarterly results varied primarily as a result of the Merger with TIER, transactions with NS, and the acquisition of our partner's interest in TOH.
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
Management, under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. The framework on which the assessment was based is described in “Internal Control – Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, we concluded that we maintained effective internal control over financial reporting as of December 31, 2020. Deloitte & Touche LLP, our independent registered public accounting firm, issued an opinion on the effectiveness of our internal control over financial reporting as of December 31, 2020, which follows this report of management.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of Cousins Properties Incorporated

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Cousins Properties Incorporated and subsidiaries (the "Company") as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated February 11, 2021, expressed an unqualified opinion on those consolidated financial statements.

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
February 11, 2021

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by Items 401, 405, 406, and 407 of Regulation S-K is presented in item X in part I above and is included under the captions “Proposal 1 - Election of Directors” and “Delinquent Section 16(a) Reports” in the Proxy Statement relating to the 2021 Annual Meeting of the Registrant’s Stockholders, and is incorporated herein by reference. The Company has the Code which is applicable to its Board of Directors and all of its employees. The Code is publicly available on the “Investor Relations” page of its website site at www.cousins.com. Section 1 of the Code applies to the Company’s senior executive and financial officers and is a “code of ethics” as defined by applicable SEC rules and regulations. If the Company makes any amendments to the Code other than technical, administrative or other non-substantive amendments, or grants any waivers, including implicit waivers, from a provision of the Code to the Company’s senior executive or financial officers, the Company will disclose on its website the nature of the amendment or waiver, its effective date and to whom it applies.
Item 11. Executive Compensation
The information required by Items 402 and 407 of Regulation S-K is included under the captions “Executive Compensation,” “Director Compensation,” and "Compensation Committee Interlocks and Insider Participation" in the Proxy Statement relating to the 2021 Annual Meeting of the Registrant’s Stockholders and is incorporated herein by reference.
Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information under the captions “Beneficial Ownership of Common Stock” and "Equity Compensation Plan Information" in the Proxy Statement relating to the 2021 Annual Meeting of the Registrant’s Stockholders is incorporated herein by reference.
Item 13.Certain Relationships and Related Transactions, and Director Independence
The information under the caption “Certain Transactions” and “Director Independence” in the Proxy Statement relating to the 2021 Annual Meeting of the Registrant’s Stockholders is incorporated herein by reference.
Item 14.Principal Accountant Fees and Services
The information under the caption “Summary of Fees to Independent Registered Public Accounting Firm” in the Proxy Statement relating to the 2021 Annual Meeting of the Registrant’s Stockholders has fee information for fiscal years 2020 and 2019 and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)1.     Financial Statements
A.The following consolidated financial statements of the Registrant, together with the applicable report of independent registered public accounting firm, are filed as a part of this report:
2.Financial Statement Schedule
The following financial statement schedule for the Registrant is filed as a part of this report:

Page Number
A. Schedule III—Real Estate and Accumulated Depreciation—December 31, 2020	S-1 through S-4
NOTE: Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.
(b)Exhibits

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

4.3
Guaranty Agreement, dated as of April 19, 2017 (as amended, modified, or supplemented from time to time, the "Guaranty Agreement") incorporated by reference to Exhibit A of Exhibit 4.1 above, filed as Exhibit 4.1 above, filed as Exhibit 4.3 to the Registrant's 10-Q filed for the quarter ended June 30, 2019, and incorporated herein by reference.

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

4.6	Description of Registrant's Securities, filed as exhibit 4.6 to the Registrant's Form 10-K filed for the year ended December 31, 2019.

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

10(a)(xiv)*	Form of New Change in Control Severance Agreement, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 7, 2011, and incorporated herein by reference.

10(a)(xv)*
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

10(a)(xix)*
Form of New Change in Control Severance Agreement, filed as Exhibit 10.1 to the Registrant's Current Report on Form 10-Q filed for the quarter ended June 30, 2017, and incorporated herein by reference.

10(a)(xx)*
Form of Amendment Number One to Change in Control Severance Agreement, filed as Exhibit 10.2 to the Registrant's Current Report on Form 10-Q filed for the quarter ended June 30, 2017, and incorporated herein by reference.

10(a)(xxi)*
Form of Amendment Number Three to Change in Control Severance Agreement, filed as Exhibit 10.2 to the Registrant's Current Report on Form 10-Q filed for the quarter ended June 30, 2017, and incorporated herein by reference.

10(a)(xxii)*
Cousins Properties Incorporated 2005 Restricted Stock Unit Plan — Form of Restricted Stock Unit Certificate for 2017-2020 Service Period, filed as Exhibit 10(a)(xxx) to the Registrant's Form 10-K for the year ended December 31, 2017, and incorporated herein by reference.

10(a)(xxiii)*
Cousins Properties Incorporated 2009 Incentive Stock Plan – Form of Stock Grant Certificate, filed as Exhibit 10(a)(xxxi) to the Registrant's Form 10-K for the year ended December 31, 2017, and incorporated herein by reference.

10(a)(xxiv)*
Cousins Properties Incorporated 2005 Restricted Stock Unit Plan — Form of Restricted Stock Unit Certificate for 2018-2020 Performance Period, filed as Exhibit 10(a)(xxxii) to the Registrant's Form 10-K for the year ended December 31, 2017, and incorporated herein by reference.

10(a)(xxv)*
Cousins Properties Incorporated 2005 Restricted Stock Cousins Properties Incorporated 2005 Restricted Stock Unit Plan — Form of Restricted Stock Unit Certificate for 2017-2020 Service Period, filed as Exhibit 10(a)(xxxiii) to the Registrant's Form 10-K for the year ended December 31, 2017, and incorporated herein by reference.

10(a)(xxvi)*
Cousins Properties Incorporated 2005 Restricted Stock Unit Plan — Form of Restricted Stock Unit Certificate for 2019-2021 Performance Period, filed as Exhibit 10(a)(xxxiv) to the Registrant's Form 10-K for the year ended December 31, 2018, and incorporated herein by reference.

10(a)(xxvii)*
Cousins Properties Incorporated 2009 Incentive Stock Plan — Form of Stock Grant Certificate, filed as Exhibit 10(a)(xxxv) to the Registrant's Form 10-K for the year ended December 31, 2018, and incorporated herein by reference.

10(a)(xxviii)*
Cousins Properties Incorporated 2005 Restricted Stock Unit Plan — Form of Restricted Stock Unit Certificate for 2019-2021 Service Period, filed as Exhibit 10(a)(xxxvi) to the Registrant's Form 10-K for the year ended December 31, 2018, and incorporated herein by reference.

10(a)(xxix)*	Cousins Properties Incorporated 2019 Omnibus Incentive Stock Plan, filed as Exhibit 10.1 to the Registrant's Form 10-Q filed for the quarter ended March 31, 2019, and incorporated herein by reference.

10(a)(xxx)*
Cousins Properties Incorporated 2019 Omnibus Incentive Stock Plan — Restricted Stock Unit Award Agreement, filed as exhibit 10(a)(xxxvii) to the Registrant's Annual Report on Form 10-K filed for the year ended December 31, 2019, and incorporated herein by reference.

10(a)(xxxi)
Cousins Properties Incorporated 2019 Omnibus Incentive Stock Plan — Director Stock Grant Certificate, filed as exhibit 10(a)(xl) to the Registrant's Form 10-Q filed for the quarter ended March 31, 2020 and incorporated herein by reference.

10(a)(xxxii)†*	Cousins Properties Incorporated 2019 Omnibus Incentive Stock Plan — Stock Grant Certificate

10(a)(xxxiii)†*	Cousins Properties Incorporated 2019 Omnibus Incentive Stock Plan — Restricted Stock Unit Certificate for 2021-2023 Performance Period

10(a)(xxxiv)†*	Cousins Properties Incorporated 2019 Omnibus Incentive Stock Plan — Director Stock Grant Certificate

10(b)	Form of Indemnification Agreement, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 18, 2007, and incorporated herein by reference.

10(c)	Agreement of Limited Partnership of Cousins Properties LP., filed as Exhibit 10.1 to the Registrant's Current Form on Form 8-K filed on October 7, 2016, and incorporated herein by reference.

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

10(f)
Term Loan Agreement, dated as of January 22, 2018, among the Registrant, the co-borrowers from time to time party thereto, the lenders party thereto, and Bank of America, N.A., as administrative agent, filed as Exhibit 10 to the Registrant's Form 10-Q filed for quarter ended March 30, 2018, and incorporated herein by reference.

10(g)
Fourth Amended and Restated Credit Agreement, dated as of January 3, 2018, among Cousins Properties LP, as the borrower; the Registrant, as guarantor; the co-borrowers and additional guarantors from time to time party thereto; JPMorgan Chase Bank, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated and SunTrust Robinson Humphrey, Inc. as joint lead arrangers and joint bookrunners; and the lenders party thereto, filed as Exhibit 10(n) to the Registrant's 10-K for the year ended December 31, 2017, and incorporated herein by reference.

10(h)
Retirement Agreement and General Release for Lawrence L. Gellerstedt, Executive Chairman of the Board, filed as exhibit 10(b) to the Registrant's Form 10-Q filed for the quarter ended March 31, 2020, and incorporated herein by reference.

21†	Subsidiaries of the Registrant.

23†	Consent of Independent Registered Public Accounting Firm.

31.1†	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101†	The following financial information for the Registrant, formatted in XBRL (Extensible Business Reporting Language): (i) the consolidated balance sheets, (ii) the consolidated statements of operations, (iii) the consolidated statements of equity, (iv) the consolidated statements of cash flows, and (v) the notes to consolidated financial statements.

104†	Cover Page Interactive Data File.

*	Indicates a management contract or compensatory plan or arrangement.

†	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cousins Properties Incorporated (Registrant)
Dated:	February 11, 2021
		BY:	/s/ Gregg D. Adzema
Gregg D. Adzema
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Capacity	Date
/s/ M. Colin Connolly	Chief Executive Officer, President, and Director	February 11, 2021
M. Colin Connolly	(Principal Executive Officer)

/s/ Gregg D. Adzema	Executive Vice President and Chief Financial Officer	February 11, 2021
Gregg D. Adzema	(Principal Financial Officer)

/s/ Jeffrey D. Symes	Senior Vice President and Chief Accounting Officer	February 11, 2021
Jeffrey D. Symes	(Principal Accounting Officer)

/s/ Charles T. Cannada	Director	February 11, 2021
Charles T. Cannada

/s/ Robert M. Chapman	Chairman of the Board and Director	February 11, 2021
Robert M. Chapman

/s/ Scott W. Fordham	Director	February 11, 2021
Scott W. Fordham

/s/ Lillian C. Giornelli	Director	February 11, 2021
Lillian C. Giornelli

/s/ R. Kent Griffin, Jr.	Director	February 11, 2021
R. Kent Griffin, Jr.

/s/ Donna W. Hyland	Director	February 11, 2021
Donna W. Hyland

/s/ R. Dary Stone	Director	February 11, 2021
R. Dary Stone

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of
Cousins Properties Incorporated
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Cousins Properties Incorporated and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and the financial statement schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 11, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Revenue Recognition - Refer to Note 2 to the financial statements
Critical Audit Matter Description
Rental property revenues are derived from operating leases to tenants. The Company recognizes fixed lease payments, which exclude certain rental property revenue such as percentage rent and revenue related to the recovery of certain operating expenses from tenants, on a straight-line basis over the term of the lease. The timing and amount of rental revenue recognition is largely dependent on whether the Company is the owner of tenant improvements at the leased property. In determining whether the Company or the tenant owns such tenant improvements, management of the Company considers a number of factors, including, among other things: (1) whether the tenant is obligated by the terms of the lease agreement to construct or install the leasehold improvements; (2) whether the landlord can require the lessee to make specified improvements or otherwise enforce its economic rights to those assets; (3) whether the tenant is permitted to alter or remove the leasehold improvements without the landlord’s consent or without compensating the landlord for any lost utility or diminution in fair value; (4) whether the tenant is required to provide the landlord with documentation supporting the cost of tenant improvements prior to reimbursement by the landlord; (5) whether the Company is obligated to fund cost overruns for the construction of leasehold improvements; (6) whether the leasehold improvements are unique to the tenant or could reasonably be used by other parties; and (7) whether the economic life of the leasehold improvements is such that a significant residual value of the assets is expected to accrue to the benefit of the landlord at the end of the lease terms.

The determination of whether the Company or its tenant owns the tenant improvements and the timing and amount of revenue recognition requires the exercise of significant judgment by management based on the facts and circumstances of the specific lease arrangement and is not based on any one factor. Auditing management’s conclusions with respect to these matters often is complex and requires subjective judgment.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to management’s determination of the owner of the tenant improvements and the related impact on the timing and amount of revenue recognition, included the following, among others:
•We tested the effectiveness of controls over revenue recognition, including the determination of the owner of tenant improvements and the timing and amounts of rental revenues to be recognized over the term of the related lease.
•We selected a sample of lease agreements and performed the following to evaluate the appropriateness of management’s conclusions regarding the owner of the tenant improvements and the timing and amount of revenue recognition:
◦Evaluated the reasonableness and consistency of the factors considered by management to determine the owner of the tenant improvements and compared such factors to the terms in the lease agreement or other supporting documents.
◦Tested tenant improvement costs (including the amounts funded by the Company or the tenant) by reconciling the amounts recorded by the Company to invoices or other supporting documents and evaluated whether the costs were consistent with the terms of the lease agreement and the Company’s ownership determination.
◦Tested the timing and amounts recognized as rental property revenues, including any amortization of deferred revenue or lease incentives, by independently calculating such rental revenue amounts to be recognized and comparing it to the amounts recorded by the Company.
Operating Properties - Impairment - Refer to Note 2 to the financial statements
Critical Audit Matter Description
The Company’s operating properties are evaluated for potential impairment on a quarterly basis or whenever events or changes in circumstances indicate that an operating property’s carrying amount may not be recoverable. As part of the Company’s quarterly impairment indicator analysis, management considers numerous potential indicators of impairment of operating properties. These indicators could include a decline in a property’s leasing percentage, a current period operating loss or negative cash flows combined with a history of losses at the property, a decline in lease rates for that property or others in the property’s market, a significant change in the market value of the property, or an adverse change in the financial conditions of significant tenants at the property. As of December 31, 2020, the carrying value of the Company’s operating properties totaled $6.2 billion.
The identification of impairment indicators for operating properties requires management to make significant judgments with respect to the operating properties and market conditions. Given the subjectivity in identifying those events and changes in circumstances, the audit procedures involve especially subjective judgment and an increased extent of effort.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to our evaluation of the Company’s determination of the presence of impairment indicators at operating properties included the following, among others:
•We tested the effectiveness of controls over the quarterly impairment indicator analysis for operating properties.
•We tested the completeness and accuracy of management’s impairment analysis by:
◦Evaluating whether all operating properties are included in the impairment analysis.
◦Evaluating management's process for identifying impairment indicators at operating properties.

◦Developing an independent expectation of potential impairment indicators and comparing such expectations to those included in the impairment analysis.
/s/ Deloitte & Touche LLP
Atlanta, Georgia
February 11, 2021
We have served as the Company's auditor since 2002.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,
	2020	2019
Assets:
Real estate assets:
Operating properties, net of accumulated depreciation of $803,073 and $577,139 in 2020 and 2019, respectively	$6,232,546	$5,669,324
Projects under development	57,389	410,097
Land	162,406	116,860
	6,452,341	6,196,281

Real estate assets and other assets held for sale, net of accumulated depreciation and amortization of $14,188 and $61,093 in 2020 and 2019, respectively	125,746	360,582
Cash and cash equivalents	4,290	15,603
Restricted cash	1,848	2,005
Notes and accounts receivable	20,248	23,680
Deferred rents receivable	138,341	102,314
Investment in unconsolidated joint ventures	125,481	133,884
Intangible assets, net	189,164	257,649
Other assets	49,939	59,449
Total assets	$7,107,398	$7,151,447
Liabilities:
Notes payable	$2,162,719	$2,222,975
Accounts payable and accrued expenses	186,267	209,904
Deferred income	62,319	52,269
Intangible liabilities, net of accumulated amortization of $73,967 and $55,798 in 2020 and 2019, respectively	69,846	83,105
Other liabilities	118,103	134,128
Liabilities of real estate assets held for sale, net of accumulated amortization of $1,205 and $7,771 in 2020 and 2019, respectively	12,606	21,231
Total liabilities	2,611,860	2,723,612
Commitments and contingencies
Equity:
Stockholders' investment:
Preferred stock, $1 par value, 20,000,000 shares authorized, 1,716,837 shares issued and outstanding in 2019; no shares were issued or outstanding in 2020	—	1,717
Common stock, $1 par value, 300,000,000 shares authorized, and 151,149,289 and 149,347,382 shares issued and outstanding in 2020 and 2019, respectively	151,149	149,347
Additional paid-in capital	5,542,762	5,493,883
Treasury stock at cost, 2,584,933 shares in 2020 and 2019	(148,473)	(148,473)
Distributions in excess of cumulative net income	(1,078,304)	(1,137,200)
Total stockholders' investment	4,467,134	4,359,274
Nonredeemable noncontrolling interests	28,404	68,561
Total equity	4,495,538	4,427,835
Total liabilities and equity	$7,107,398	$7,151,447
See notes to consolidated financial statements.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2020	2019	2018
Revenues:
Rental property revenues	$721,883	$628,751	$463,401
Fee income	18,226	28,518	10,089
Other	231	246	1,722
	740,340	657,515	475,212
Expenses:
Rental property operating expenses	250,850	222,146	164,678
Reimbursed expenses	1,580	4,004	3,782
General and administrative expenses	27,034	37,007	22,040
Interest expense	60,605	53,963	39,430
Impairment	14,829	—	—
Depreciation and amortization	288,648	257,149	181,382
Transaction costs	428	52,881	248
Other	2,091	1,109	556
	646,065	628,259	412,116
Income from unconsolidated joint ventures	7,947	12,666	12,224
Gain on sales of investments in unconsolidated joint ventures	45,767	—	—
Gain on investment property transactions	90,125	110,761	5,437
Gain on extinguishment of debt	—	—	8
Net income	238,114	152,683	80,765
Net income attributable to noncontrolling interests	(836)	(2,265)	(1,601)
Net income available to common stockholders	$237,278	$150,418	$79,164

Net income per common share — basic and diluted	$1.60	$1.17	$0.75
Weighted average shares — basic	148,277	128,060	105,076
Weighted average shares — diluted	148,636	129,831	106,868
Dividends declared per common share	$1.20	$1.16	$1.04
See notes to consolidated financial statements.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except per share data)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Treasury Stock	Distributions in Excess of Cumulative Net Income	Stockholders’ Investment	Nonredeemable Noncontrolling Interests	Total Equity
Balance December 31, 2017	$1,717	$107,587	$3,932,689	$(148,373)	$(1,121,647)	$2,771,973	$53,138	$2,825,111

Net income	—	—	—	—	79,164	79,164	1,601	80,765
Common stock issuance pursuant to stock based compensation	—	99	(566)	(100)	—	(567)	—	(567)
Cumulative effect of change in accounting principle	—	—	—	—	22,329	22,329	—	22,329
Amortization of stock options and restricted stock, net of forfeitures	—	(5)	2,262	—	—	2,257	—	2,257
Contributions from nonredeemable noncontrolling interests	—	—	—	—	—	—	3,205	3,205
Distributions to nonredeemable noncontrolling interests	—	—	—	—	—	—	(2,653)	(2,653)
Common dividends ($1.04 per share)	—	—	—	—	(109,291)	(109,291)	—	(109,291)
Balance December 31, 2018	1,717	107,681	3,934,385	(148,473)	(1,129,445)	2,765,865	55,291	2,821,156

Net income	—	—	—	—	150,418	150,418	2,265	152,683
Common stock issued in merger	—	41,576	1,556,613	—	—	1,598,189	—	1,598,189
Common stock issued pursuant to stock based compensation	—	91	416	—	—	507	—	507
Amortization of stock options and restricted stock, net of forfeitures	—	(1)	2,469	—	—	2,468	—	2,468
Nonredeemable noncontrolling interests acquired in merger	—	—	—	—	—	—	5,329	5,329
Contributions from nonredeemable noncontrolling interest	—	—	—	—	—	—	8,087	8,087
Distributions to nonredeemable noncontrolling interest	—	—	—	—	—	—	(2,411)	(2,411)
Common dividends ($1.16 per share)	—	—	—	—	(158,173)	(158,173)	—	(158,173)
Balance December 31, 2019	1,717	149,347	5,493,883	(148,473)	(1,137,200)	4,359,274	68,561	4,427,835

Net income	—	—	—	—	237,278	237,278	836	238,114
Common stock issued pursuant to stock based compensation	—	90	(397)	—	—	(307)	—	(307)
Common stock issued pursuant to unitholder redemption	(1,717)	1,719	45,032	—	—	45,034	(45,034)	—
Amortization of stock options, restricted stock, and equity-classified restricted stock units, net of forfeitures	—	(7)	4,244	—	—	4,237	—	4,237
Contributions from nonredeemable noncontrolling interests	—	—	—	—	—	—	5,197	5,197
Distributions to nonredeemable noncontrolling interests	—	—	—	—	—	—	(1,156)	(1,156)
Common dividends ($1.20 per share)	—	—	—	—	(178,382)	(178,382)	—	(178,382)
Balance December 31, 2020	$—	$151,149	$5,542,762	$(148,473)	$(1,078,304)	$4,467,134	$28,404	$4,495,538

See notes to consolidated financial statements.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$238,114	$152,683	$80,765
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales of investment in unconsolidated joint ventures	(45,767)	—	—
Gain on investment property transactions	(90,125)	(110,761)	(5,437)
Impairment	14,829	—	—
Depreciation and amortization	288,648	257,149	181,382
Amortization of deferred financing costs and premium on notes payable	(888)	1,500	2,417
Equity-classified stock-based compensation expense, net of forfeitures	5,298	3,830	3,399
Effect of non-cash adjustments to rental revenues	(52,593)	(44,839)	(32,401)
Income from unconsolidated joint ventures	(7,947)	(12,666)	(12,224)
Operating distributions from unconsolidated joint ventures	9,303	11,792	16,756
Gain on extinguishment of debt	—	—	(8)
Changes in other operating assets and liabilities:
Change in other receivables and other assets, net	(2,439)	(10,079)	(6,049)
Change in operating liabilities, net	(5,345)	54,568	434
Net cash provided by operating activities	351,088	303,177	229,034
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from investment property sales, net	435,833	62,667	372
Proceeds from sale of interest in unconsolidated joint ventures, net	53,601	—	—
Property acquisition, development, and tenant asset expenditures	(619,602)	(482,633)	(223,636)
Cash and restricted cash acquired in merger	—	85,989	—
Contributions to unconsolidated joint ventures	(4,285)	(23,361)	(50,933)
Distributions from unconsolidated joint ventures	2,151	10	2,032
Change in notes receivable and other assets	(161)	(96)	(8,317)
Other	—	—	(4,002)
Net cash used in investing activities	(132,463)	(357,424)	(284,484)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facility	575,500	1,212,000	8,000
Repayment of credit facility	(594,600)	(960,500)	(8,000)
Repayment of notes payable	(38,700)	(691,179)	(31,402)
Issuance of unsecured senior notes	—	650,000	—
Payment of deferred financing costs	(73)	(2,868)	(6,166)
Contributions from noncontrolling interests	5,197	8,087	1,497
Distributions to nonredeemable noncontrolling interests	(1,156)	(2,411)	(2,653)
Common dividends paid	(176,263)	(142,941)	(107,167)
Other	—	(1,028)	(1,709)
Net cash provided by (used in) financing activities	(230,095)	69,160	(147,600)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(11,470)	14,913	(203,050)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	17,608	2,695	205,745
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$6,138	$17,608	$2,695
See notes to consolidated financial statements.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of Business: Cousins Properties Incorporated (“Cousins”), a Georgia corporation, is a self-administered and self-managed real estate investment trust (“REIT”). Cousins conducts substantially all of its business through Cousins Properties, LP ("CPLP"). Cousins owns in excess of 99% of CPLP and consolidates CPLP. CPLP wholly owns Cousins TRS Services LLC ("CTRS") a taxable entity which owns and manages its own real estate portfolio and performs certain real estate related services for other parties.
Cousins, CPLP, CTRS, and their subsidiaries (collectively, the “Company”) develop, acquire, lease, manage, and own primarily Class A office properties and opportunistic mixed-use developments in the Sun Belt markets of the United States with a focus on Atlanta, Austin, Charlotte, Phoenix, Tampa, and Dallas. Cousins has elected to be taxed as a REIT and intends to, among other things, distribute at least 100% of its net taxable income to stockholders, thereby eliminating any liability for federal income taxes under current law. Therefore, the results included herein do not include a federal income tax provision for Cousins. As of December 31, 2020, the Company’s portfolio of real estate assets consisted of interests in 19.7 million square feet of office space and 310,000 square feet of mixed-use space.
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
For the three years ended December 31, 2020, there were no items of other comprehensive income. Therefore, the Company did not present comprehensive income. Additionally, certain subtotals within the consolidated statements of operations for the year ended December 31, 2018 were removed to conform to the current period presentation.
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
In 2020, the Company transferred the right to purchase a building to a special purpose entity to facilitate a potential reverse Section 1031 exchange under the Internal Revenue Code of 1986, as amended (the "Code"), and the special purpose entity purchased the building and retained the assets acquired therefrom. To realize the tax deferral available under Section 1031 exchange, the Company must identify the like-kind property to be disposed of within 45 days of the acquisition date and complete the transfer of the title to the to-be-exchanged building within 180 days of the acquisition date. We concluded that Cousins has a controlling financial interest and is, therefore, the primary beneficiary of the venture. The Company consolidates this VIE entity. As of December 31, 2020, this VIE had total assets of $210.2 million and total liabilities of $209.7 million. The liabilities of this VIE eliminate in our consolidated balance sheet.

2.SIGNIFICANT ACCOUNTING POLICIES
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
The first step in this process is for us to determine whether an asset is considered to be held and used or held for sale, in accordance with accounting guidance. In order to be considered a real estate asset held for sale, we must, among other things, have the authority to commit to a plan to sell the asset in its current condition, have commenced the plan to sell the asset, and have determined that it is probable that the asset will sell within one year. If we determine that an asset is held for sale, we record an impairment loss if the fair value less costs to sell is less than the carrying amount. All real estate assets not meeting the held for sale criteria are considered to be held and used.
In the impairment analysis for assets held and used, we must determine whether there are indicators of impairment. For operating properties, these indicators could include a decline in a property’s leasing percentage, a current period operating loss or negative cash flows combined with a history of losses at the property, a decline in lease rates for that property or others in the property’s market, a significant change in the market value of the property, or an adverse change in the financial condition of significant tenants. For land holdings, indicators could include an overall decline in the market value of land in the region, a decline in development activity for the intended use of the land, or other adverse economic and market conditions. For projects under development, indicators could include material budget overruns without a corresponding funding source, significant delays in construction, occupancy, or stabilization schedule, regulatory changes or economic trends that have a significant impact on the market, or an adverse change in the financial condition of a significant tenant.
Acquisition of Real Estate Assets: The Company evaluates all real estate acquisitions to determine if the transactions qualify as an acquisition of assets or of a business. If the Company determines that substantially all of the fair value is concentrated in a single identifiable asset or group of similar assets, the Company will account for the acquisition as an acquisition of assets and not a business. If the Company determines that there is no single or group of assets that make up substantially all of the fair value of assets acquired, the Company must determine whether the acquired set of assets includes an input and substantial processes which create an output. Based on the facts of the transactions and guidance in ASC 805, if the Company determines that an input and substantial processes that create an output are present, the Company will account for the acquisition as an acquisition of a business.
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
The fair value of the above-market or below-market component of an acquired lease is based upon the present value (calculated using a market discount rate) of the difference between (1) the contractual rents to be paid pursuant to the lease over its remaining term and (2) management’s estimate of the rents that would be paid using fair market rental rates and rent escalations at the date of acquisition over the remaining term of the lease. The amounts recorded for above-market and below-market ground leases are included in intangible liabilities and intangible assets, respectively, and are amortized on a straight-line basis into rental property revenues over the remaining terms of the applicable leases.
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
Depreciation and Amortization: Real estate assets are stated at depreciated cost less impairment, if any. Buildings are depreciated over their estimated useful lives, which range generally from 30 to 42 years. The life of a particular building depends upon a number of factors including whether the building was developed or acquired and the condition of the building upon acquisition. Furniture, fixtures, and equipment are depreciated over their estimated useful lives of three to five years. Tenant improvements, leasing costs, and leasehold improvements are amortized over the term of the applicable leases or the estimated useful life of the assets, whichever is shorter. The Company accelerates the depreciation of tenant assets if it estimates that the lease term will end prior to the termination date. This acceleration may occur if a tenant files for bankruptcy, vacates its premises, or defaults in another manner on its lease. Deferred expenses are amortized over the period of estimated benefit. The Company uses the straight-line method for all depreciation and amortization.
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
Noncontrolling Interest
The Company consolidates CPLP and certain joint ventures in which it owns a controlling interest. In cases where the entity’s documents do not contain a required redemption clause, the Company records the partner’s share of the entity in the equity section of the balance sheets in nonredeemable noncontrolling interests. In cases where the entity’s documents contain a provision requiring the Company to purchase the partner’s share of the venture at a certain value upon demand or at a future date, if any, the Company records the partner’s share of the entity in redeemable noncontrolling interests on the balance sheets. The outside partners' interests in CPLP are redeemable upon demand, into cash or shares of common stock of the Company at the Company's sole discretion. Therefore, noncontrolling interests associated with CPLP are considered nonredeemable noncontrolling interests. The noncontrolling partners' share of all consolidated entities' income is reflected in net income attributable to noncontrolling interest on the statements of operations.
Revenue Recognition
Rental Property Revenues: The Company recognizes contractual revenues from leases on a straight-line basis over the term of the respective lease. If we determine the improvements are our assets, we capitalize the cost of the improvements and recognize depreciation expense associated with such improvements over the shorter of the estimated useful life or the term of the lease. If the improvements are tenant assets, we defer the cost of improvements funded by us as a lease incentive asset and amortize it as a reduction of rental revenue over the term of the lease. Our determination of whether improvements are our assets or tenant assets also affects when we commence revenue recognition in connection with a lease. The Company records deferred revenue for the portion of company owned tenant improvements funded or reimbursed by tenants and amortizes this amount on a straight-line basis into rental income over the term of the related lease. As of December 31, 2020 and 2019, the Company had unamortized deferred income related to tenant funded tenant improvements of $31.6 million and $17.8 million, respectively, included in deferred income on the consolidated balance sheets.
Certain leases also provide for percentage rents based upon the level of sales achieved by the lessee. Percentage rents are recognized once the specified sales target is achieved. In addition, leases typically provide for reimbursement of the tenants' share of real estate taxes, insurance, and other operating expenses to the Company. Operating expense reimbursements are recognized as the related expenses are incurred. During 2020, 2019, and 2018, the Company recognized $142.5 million, $122.4 million, and $79.8 million, respectively, in revenues from tenants related to operating expense reimbursements.
The Company makes valuation adjustments to all tenant-related accounts receivable based upon its estimate of the likelihood of collectibility of amounts due from the tenant. The amount of any valuation adjustment is based on the tenant’s credit and business risk, history of payment, and other factors considered by management.
In limited circumstances to date, we have entered into lease amendments with certain tenants, a majority of which are small retail operators who have experienced disruptions in their business as a result of the COVID-19 pandemic. Some of these agreements forgive rents and extend the lease term for the equivalent number of months at the end of the original lease and others provide for forgiveness without extension. Rent forgiveness, with or without extensions, is accounted for as lease modifications, and the Company will recognize the effects over time through straight-line rent over the lease term. Other agreements provide for payment deferrals without extensions. The Company will also account for these deferral agreements as lease modifications and has included these deferred payments in deferred rents receivable on the accompanying consolidated balance sheet.
Fee Income: The Company recognizes development, management, and leasing fees as it satisfies the related performance obligations under the respective contracts. The Company recognizes development and leasing fees received from investments in unconsolidated joint ventures and related salaries and other direct costs incurred by the Company as income and expense based on the percentage of the joint venture which the Company does not own. Correspondingly, the Company adjusts its investment in unconsolidated joint ventures when fees are paid to the Company by a joint venture in which the Company has an ownership interest.
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
Stock Compensation
The Company accounts for stock-based employee compensation using the fair value based method of accounting. We classify share-based payment awards granted in exchange for employee services as either equity awards or liability awards. Equity classified awards are measured based on the fair value on the date of grant. Awards that are to be settled in cash are classified as liability awards. The value of all of the Company's share-based awards is recognized over the period during which an employee is required to provide services in exchange for the award - the requisite service period (usually the vesting period). No compensation costs are recognized for awards which employees do not render the requisite service period.
Earnings per Share
Net income per share-basic is calculated as net income available to common stockholders divided by the weighted average number of common shares outstanding during the period, including nonvested restricted stock which has nonforfeitable dividend rights. Net income per share-diluted is calculated as net income available to common stockholders plus noncontrolling interests in CPLP divided by the diluted weighted average number of common shares outstanding during the period. Diluted weighted average number of common shares uses the same weighted average share number as in the basic calculation and adds the potential dilution that would occur if the outside units in CPLP were converted into the Company's common stock, stock options (or any other contracts to issue common stock) were exercised, and equity-based restricted stock units ("RSUs") were vested and settled resulting in additional common shares outstanding, calculated using the treasury stock method. Stock options are dilutive when the average market price of the Company’s stock during the period exceeds the option exercise price. Market-based RSUs are dilutive when granted with the dilution impact calculated based on projected vesting percentages. Performance-based RSUs are dilutive once the minimum performance criteria has been met and the dilution impact is calculated based on projected vesting percentages.
Cash and Cash Equivalents
Cash and cash equivalents include unrestricted cash and highly-liquid money market instruments. Highly-liquid money market instruments include securities and repurchase agreements with original maturities of three months or less, money market mutual funds, and United States Treasury Bills with maturities of 30 days or less.
Restricted Cash
Restricted cash primarily includes escrow accounts held by lenders to pay real estate taxes, earnest money paid in connection with future acquisitions, and proceeds from property sales held by qualified intermediaries for potential like-kind exchanges in accordance with Section 1031 of the Code, if any.
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

The Merger has been accounted for as a business combination with the Company as the accounting acquirer, which requires, among other things, that the assets acquired and liabilities assumed be recognized at their acquisition date fair value. The total value of the transaction is based on the closing stock price of the Company's common stock on June 13, 2019, the day immediately prior to the closing of the Merger. Based on the shares issued in the transaction, the total fair value of the assets acquired net of liabilities assumed in the Merger was $1.6 billion. During the years ended December 31, 2020 and December 31, 2019, the Company incurred expenses related to the Merger of $428,000 and $52.9 million, respectively.
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
The Company determined that all contracts and transactions associated with NS should be combined for accounting purposes, and the amounts exchanged under the combined contracts should be allocated to the various components of the overall transaction at fair value or market value as discussed below. The Company determined that the purchase of 1200 Peachtree should be recorded at fair value of $92.3 million (see note 5 for allocation of the purchase price). The Company determined that the lease with NS at the 1200 Peachtree building was at market value under ASC 842. The land sale was accounted for under ASC 610-20, and no gain or loss was recorded on the derecognition of this non-financial asset as the fair value was determined to equal the carrying amount. Consideration related to various services provided to NS, and accounted for under ASC 606, was determined to be $52.3 million and represents the negotiated market value for the services agreed to by the Company and NS in the contracts. This amount included non-cash consideration of the $10.3 million discount on the purchase of 1200 Peachtree as well as cash consideration of $5.0 million from the land sale contract (difference between fair value and contract amount), $5.0 million from the Development Agreement, and $32.0 million from the Consulting Agreement. Since all of the agreements and contracts above were executed for the purpose of delivering and constructing a corporate headquarters for NS and all of the services and deliverables are highly interdependent, the Company determined that the services represent a single performance obligation under ASC 606.
The Company determined that control of the services to be provided is being transferred over time and, thus, the Company must recognize the $52.3 million contract price in revenue as it satisfies the performance obligation. The Company determined that the inputs method of measuring progress of satisfying the performance obligation was the most appropriate method of recognizing revenue for the services component. Therefore, the Company began recognizing revenue on March 1, 2019, based upon the time spent by the Company’s employees in providing these services as compared to the total estimated time required to satisfy the performance obligation. During the years ended December 31, 2020 and December 31, 2019, the Company recognized $14.9 million and $21.4 million, respectively, in fee income in the statement of operations related to the services provided to NS. As of December 31, 2020 and December 31, 2019, the Company had deferred income related to NS included in the consolidated balance sheet of $5.7 million and $11.3 million, respectively.

5.    REAL ESTATE
Acquisitions
During 2020, the Company acquired The RailYard in Charlotte for $201.3 million, including acquisition costs. The Company accounted for this transaction as an acquisition of an asset and the following table summarizes the allocation of the purchase price of this property (in thousands):

The RailYard
Tangible assets:
Operating properties	$201,153
Tangible assets	201,153

Intangible assets:
In-place leases	8,850
Above market leases	439
Intangible assets	9,289

Intangible liabilities:
Below market leases	(9,129)
Intangible liabilities	(9,129)

Total net assets acquired	$201,313
During 2020, the Company also acquired a 1,550 space parking garage in Charlotte for $85.3 million, including acquisition costs. This property is included in real estate assets on the consolidated balance sheet and in the Company's Charlotte/Office operating segment.
Additionally, the Company completed multiple land acquisitions in the South End submarket of Charlotte during the fourth quarter of 2020. The Company acquired 3.4 and 2.4 acres of land to be used for future development for a gross purchase price of $28.1 million and $18.8 million, respectively.
During 2019, the Company acquired 1200 Peachtree as discussed in note 4 and acquired its partner's interest in Terminus Office Holdings LLC as discussed in note 8. The Company accounted for these transactions as an acquisition of assets and the following table summarizes the allocation of the purchase price of these properties (in thousands):

	1200 Peachtree	Terminus
Tangible assets:
Building and improvements	$62,836	$410,826
Land and improvements	19,495	49,345
Tangible assets	82,331	460,171

Intangible assets:
In-place leases	9,969	24,674
Above market leases	—	7,193
Intangible assets	9,969	31,867

Intangible liabilities:
Below market leases	—	(4,745)
Intangible liabilities	—	(4,745)

Total net assets acquired	$92,300	$487,293
Dispositions
The Company had two dispositions of consolidated operating properties during the year ended December 31, 2020 and had no dispositions during the year ended December 31, 2019. The Company sold the following properties in 2020 ($ in thousands):

Property	Property Type	Location	Square Feet	Sales Price

Hearst Tower	Office	Charlotte, NC	966,000	$455,500
Woodcrest	Office	Cherry Hill, NJ	386,000	$25,300

The Company sold the properties noted above as part of its ongoing investment strategy, using these proceeds to fund new investment activity. The gain of $90.3 million from the sale of these properties is net of $459,000 of state income tax.
During February 2019, the Company sold air rights that cover eight acres in Downtown Atlanta for a gross sales price of $13.3 million and recorded a gain of $13.1 million.
The Company's Burnett Plaza property was classified as held for sale as of December 31, 2020 and the Company's Woodcrest and Hearst Tower properties were classified as held for sale as of December 31, 2019. The major classes of assets and liabilities of these properties held for sale were as follows (in thousands):

	December 31,
Real estate assets and other assets held for sale	2020	2019
Operating properties, net of accumulated depreciation of $8,123 and $44,478 in 2020 and 2019, respectively	$106,864	$340,171
Notes and accounts receivable	439	5,520
Deferred rents receivable	2,480	5,745
Intangible assets, net of accumulated amortization of $6,065 and $16,615 in 2020 and 2019, respectively	15,830	8,657
Other assets	133	489
Total real estate assets and other assets held for sale	$125,746	$360,582

Liabilities of real estate assets held for sale
Accounts payable and accrued expenses	$7,399	$12,497
Deferred income	44	2,638
Intangible liabilities, net of accumulated amortization of $1,205 and $7,771 in 2020 and 2019, respectively	3,014	5,471
Other liabilities	2,149	625
Total liabilities of real estate assets held for sale	$12,606	$21,231
Impairment
The Company tests for impairment whenever changes in circumstances indicate a building’s carrying value may not be recoverable. The test is conducted using undiscounted cash flows for the shorter of the building’s estimated hold period or its remaining useful life. When testing for recoverability of buildings held for investment, projected cash flows are used over its expected hold period. If the expected hold period includes some likelihood of shorter-term hold period from a potential sale, the probability of a sale is layered into the analysis. If any building's held for investment analysis were to fail the impairment test, its book value would be written down to its then current estimated fair value, before any selling expense, and that building would continue to depreciate over its remaining useful life. None of the Company’s buildings were impaired during any periods presented while under the held for investments classification.
During the fourth quarter of 2020, the Company decided to accept an offer, with conditions, on Burnett Plaza. Based on the status of this offer as of December 31, 2020, the Company concluded the sale was probable within one year and, therefore, transferred the assets and liabilities of the building to held for sale. Because the carrying value of the building exceeded the expected net sale proceeds (including selling costs), the Company recorded a $14.8 million impairment charge in the accompanying statement of operations. The net proceeds were based on the third-party offer to purchase (a Level 2 input under authoritative guidance for fair value measurements).
The Company may record additional impairment charges if operating results of individual buildings are materially different from our forecasts, the economy and the office industry weakens, or we shorten our contemplated holding period for additional buildings.
6. LEASES
At December 31, 2020, the Company had five properties subject to operating ground leases with a weighted average remaining term of 71 years and one finance ground leases with a weighted average remaining term of five years. At December 31, 2020, the Company had right-of-use assets from operating ground leases of $55.8 million included in operating properties, projects under development, or land on the consolidated balance sheet and right-of-use assets from finance ground leases of $3.7 million included in land on the consolidated balance sheet. At December 31, 2020, the Company had lease liabilities for operating and finance ground leases of $58.6 million and $3.6 million, respectively, included in other liabilities on the consolidated balance sheet. The weighted average discount rate on these ground leases at December 31, 2020 was 4.5%.
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
For the years ended December 31, 2020, 2019, and 2018, the Company recognized operating ground lease expense of $4.3 million, $3.9 million, and $3.5 million, respectively. For the year ended December 31, 2020 the Company had no variable lease expenses related to ground lease expense, and recognized interest expense related to finance ground leases of $474,000. For the year ended December 31, 2020, the Company paid $3.5 million in cash related to operating ground leases and made $474,000 in cash payments related to financing ground leases. During 2020, the Company purchased one parcel of land previously under the Company's control through a finance ground lease for $6.4 million.
The following table represents the undiscounted cash flows of our scheduled obligations for future minimum payments for ground leases as of December 31, 2020, with a reconciliation of these cash flows to the related ground lease liabilities in accordance with ASC 842 (in thousands):

	Operating Ground Leases	Finance Ground Leases
2021	$2,959	$162
2022	2,672	162
2023	2,614	162
2024	2,497	162
2025	2,517	3,676
Thereafter	197,589	—
	$210,848	$4,324

Discount	(152,229)	(769)
Lease liability	$58,619	$3,555

The following table represents the undiscounted cash flows of our scheduled obligations for future minimum payments for ground leases as of December 31, 2019, with a reconciliation of these cash flows to the related ground lease liabilities in accordance with ASC 842 (in thousands):

	Operating Ground Leases	Finance Ground Leases
2020	$3,175	$462
2021	2,959	6,562
2022	2,672	162
2023	2,614	162
2024	2,497	162
Thereafter	200,107	3,676
	$214,024	$11,186

Discount	(154,645)	(1,456)
Lease liability	$59,379	$9,730

7.    NOTES AND ACCOUNTS RECEIVABLE
At December 31, 2020 and 2019, notes and accounts receivables included the following (in thousands):

	2020	2019
Notes receivable	$151	$356
Tenant and other receivables	20,097	23,324
	$20,248	$23,680
At December 31, 2020 and 2019, the fair value of the Company’s notes receivable approximated the cost basis. Fair value was calculated by discounting future cash flows from the notes receivable at estimated rates in which similar loans would have been made at December 31, 2020 and 2019. The estimate of the rate, which is the most significant input in the discounted cash flow calculation, is intended to replicate notes of similar type and maturity. This fair value calculation is considered to be Level 3 under the guidelines as set forth in ASC 820, as the Company utilizes internally generated assumptions regarding current interest rates at which similar instruments would be executed.
8. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES
The following information summarizes financial data and principal activities of the Company’s unconsolidated joint ventures. The information included in the following table entitled summary of financial position is as of December 31, 2020 and 2019 (in thousands). The information included in the summary of operations table is for the years ended December 31, 2020, 2019, and 2018 (in thousands).

	Total Assets		Total Debt		Total Equity (Deficit)		Company's Investment
SUMMARY OF FINANCIAL POSITION	2020	2019	2020	2019	2020	2019	2020		2019
DC Charlotte Plaza LLLP	$173,704	$179,694	$—	$—	$90,648	$90,373	$47,941		$48,058
Austin 300 Colorado Project, LP	165,586	112,630	86,848	21,430	68,567	68,101	38,488		36,846
AMCO 120 WT Holdings, LLC	85,449	77,377	—	—	84,311	70,696	15,735		13,362
Carolina Square Holdings LP	118,616	114,483	77,034	75,662	21,888	25,184	12,430		14,414
HICO Victory Center LP	16,544	16,045	—	—	15,709	15,353	10,595		10,373
Charlotte Gateway Village, LLC	—	109,675	—	—	—	106,651	—		6,718
Wildwood Associates	—	11,061	—	—	—	10,978	—		(521)	(1)
Crawford Long - CPI, LLC	29,641	28,459	66,423	67,947	(38,253)	(40,250)	(18,289)	(1)	(19,205)	(1)
Other	1,313	8,879	—	—	1,316	7,318	292		4,113
	$590,853	$658,303	$230,305	$165,039	$244,186	$354,404	$107,192		$114,158

	Total Revenues			Net Income (Loss)			Company's Share of Net Income (Loss)
SUMMARY OF OPERATIONS	2020	2019	2018	2020	2019	2018	2020	2019	2018
DC Charlotte Plaza LLLP	$20,439	$15,636	$—	$7,272	$5,894	$—	$3,380	$2,947	$(1)
Austin 300 Colorado Project, LP	841	422	487	466	199	220	233	100	110
AMCO 120 WT Holdings, LLC	3,000	40	—	2,740	(341)	38	(552)	(68)	—
Carolina Square Holdings LP	14,581	12,344	10,686	3,061	470	(169)	1,472	133	(275)
HICO Victory Center LP	356	513	400	356	513	400	178	276	219
Charlotte Gateway Village, LLC	6,692	27,708	26,932	3,202	10,285	10,285	1,658	5,143	5,143
Wildwood Associates	—	—	—	(9)	(100)	(1,140)	14	(50)	2,723
Crawford Long - CPI, LLC	12,650	12,664	12,383	3,797	3,897	3,446	1,808	1,866	1,641
Terminus Office Holdings LLC	—	34,964	44,429	—	4,962	5,506	(23)	2,381	2,755
Other	4,300	180	198	524	(94)	(3,234)	(221)	(62)	(91)
	$62,859	$104,471	$95,515	$21,409	$25,685	$15,352	$7,947	$12,666	$12,224
(1) Negative balances are included in deferred income on the consolidated balance sheets.

DC Charlotte Plaza LLLP ("Charlotte Plaza") – Charlotte Plaza is a 50-50 joint venture between the Company and Dimensional Fund Advisors ("DFA"), formed to develop, own, and operate DFA's 281,000 square foot regional headquarters building in Charlotte, North Carolina. Capital contributions and distributions of cash flow are made equally in accordance with each partner's partnership interest. The Company's required capital contribution is limited to a maximum of $46 million. The assets of the venture in the above table include a cash balance of $3.0 million at December 31, 2020.

Austin 300 Colorado Project, LP ("300 Colorado") – 300 Colorado is a joint venture between the Company, 3C Block 28 Partners, LP ("3CB"), and 3C RR Xylem, LP ("3CRR"), formed for the purpose of developing a 358,000 square foot office building in Austin, Texas. The Company owns a 50% interest in the venture, 3CB owns a 34.5% interest, and 3CRR owns a 15.5% interest. 300 Colorado has a construction loan, secured by the project, whereby it may borrow up to $126 million to fund the construction of the building. The loan had an outstanding balance of $86.8 million at December 31, 2020. The loan bears interest at LIBOR plus 2.25% and matures on January 17, 2022. The assets of the venture in the above table include a cash balance of $2.9 million at December 31, 2020.
Carolina Square Holdings LP ("Carolina Square") – Carolina Square is a 50-50 joint venture between the Company and NR 123 Franklin LLC ("Northwood Ravin"), which owns and operates a mixed-use property in Chapel Hill, North Carolina. This property contains 158,000 square feet of office space, 44,000 square feet of retail space, and 246 apartment units. Carolina Square has a construction loan, secured by the project, with an outstanding balance of $77.0 million. The loan bears interest at LIBOR plus 1.25% and matures on May 1, 2021. The Company and Northwood Ravin each guarantee 12.5% of the outstanding loan amount and guarantee completion of the project. The assets of the venture in the table above include a cash balance of $4.8 million at December 31, 2020.
AMCO 120 WT Holdings, LLC ("AMCO") – AMCO is a joint venture between the Company, with a 20% interest, and affiliates of AMLI Residential (“AMLI”), with an 80% interest, formed to develop, own, and operate 120 West Trinity, a mixed-use property in Decatur, Georgia. The property contains 33,000 square feet of office space, 19,000 square feet of retail space, and 330 apartment units. Initial contributions to the joint venture for the purchase of land were funded entirely by AMLI. Subsequent contributions are funded in proportion to the members' percentage interests. The assets of the venture in the above table include a cash balance of $572,000 at December 31, 2020.
HICO Victory Center LP ("HICO") – HICO is a joint venture between the Company and Hines Victory Center Associates Limited Partnership ("Hines Victory"), formed for the purpose of acquiring and subsequently developing an office parcel in Dallas, Texas. Pursuant to the joint venture agreement, all pre-development expenditures, other than land, are funded equally by the partners. The Company funded 75% of the cost of land while Hines Victory funded 25%. If the partners decide to commence construction of an office building, the capital accounts and economics of the venture will be adjusted such that the Company will own at least 90% of the venture and Hines will own up to 10%. As of December 31, 2020, the Company accounted for its investment in HICO under the equity method because it does not control the activities of the venture. If the partners decide to construct an office building within the venture, the Company expects to consolidate the venture. The assets of the venture in the table above include a cash balance of $697,000 at December 31, 2020.
Charlotte Gateway Village, LLC ("Gateway") – Gateway was a 50-50 joint venture between the Company and Bank of America Corporation (“BOA”), which owned and operated Gateway Village, a 1.1 million square foot office building in Charlotte, North Carolina. On March 31, 2020 the Company sold its interest in Gateway to its partner for a gross purchase price of $52.2 million. The sale was triggered by the exercise of the partner's purchase option and the proceeds from this sale represent a 17% internal rate of return for the Company on its invested capital, as stipulated in the partnership agreement. The Company recognized a gain of $44.6 million on the sale of its interest in Gateway included in gain on sales of investments in unconsolidated joint ventures, net of $227,000 of state income tax.
Crawford Long—CPI, LLC ("Crawford Long") – Crawford Long is a 50-50 joint venture between the Company and Emory University that owns Emory University Hospital Midtown, a 358,000 square foot medical office building located in Atlanta, Georgia. Crawford Long has a $66.4 million, 3.5% fixed rate mortgage note which matures on June 1, 2023. The assets of the venture in the above table include a cash balance of $5.1 million at December 31, 2020.
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
Wildwood Associates ("Wildwood") – Wildwood was a 50-50 joint venture between the Company and IBM which owned 6.3 acres of undeveloped land in the Wildwood Office Park in Atlanta, Georgia. In February 2020 the Company sold its remaining interest in the Wildwood Associates joint venture to its venture partner for a gross purchase price of $900,000. The Company recognized a gain of $1.3 million on the sale of its interest in Wildwood Associates, which included elimination of the remaining negative basis in the joint venture of $520,000 and which is included in gain on sales of investments in unconsolidated joint ventures.

Other Joint Ventures –
TEMCO Associates, LLC ("Temco") was a 50-50 joint venture between the Company and Forestar Group, Inc., that owned a golf course in Georgia. In December 2020, the Company sold its remaining interest in Temco, to its venture partner for a gross purchase price of $786,000 and recognized a loss of $145,000 on the sale, included in gain on sales of investments in unconsolidated joint ventures..
CL Realty, LLC ("CL Realty") was a 50-50 joint venture between the Company and Forestar Group, Inc., that owned land near Padre Island in Texas. In December 2020, CL Realty sold the land to a third party. The Company's share of net proceeds was $2.2 million and share of loss on the sale, included in income from unconsolidated joint ventures, was $598,000.
At December 31, 2020, the Company's unconsolidated joint ventures had aggregate outstanding indebtedness to third parties of $230.3 million. These loans are mortgage or construction loans, most of which are non-recourse to the Company, except as described above. In addition, in certain instances, the Company provides “non-recourse carve-out guarantees” on these non-recourse loans.
The Company recognized $2.6 million, $7.1 million, and $9.3 million of development, leasing, and management fees, including salary and expense reimbursements, from unconsolidated joint ventures in 2020, 2019, and 2018, respectively.

9.    INTANGIBLE ASSETS
At December 31, 2020 and 2019, intangible assets included the following ($ in thousands):

	2020		2019
In-place leases, net of accumulated amortization of $212,413 and $163,867 in 2020 and 2019, respectively	$145,290	$	$202,760
Above-market tenant leases, net of accumulated amortization of $33,548 and $26,487 in 2020 and 2019, respectively	24,960		35,699
Below-market ground lease, net of accumulated amortization of $1,173 and $897 in 2020 and 2019, respectively	17,240		17,516
Goodwill	1,674		1,674
	$189,164		$257,649
Aggregate net amortization expense related to intangible assets and liabilities was $43.1 million, $45.6 million, and $27.0 million for the years ended December 31, 2020, 2019, and 2018, respectively. Over the next five years and thereafter, aggregate amortization of these intangible assets and liabilities is anticipated to be as follows ($ in thousands):

	Below Market Rents	Above Market Ground Lease	Below Market Ground Lease	Above Market Rents	In Place Leases	Total
2021	$(14,616)	$(46)	$276	$5,927	$38,405	$29,946
2022	(11,677)	(46)	276	4,807	27,348	20,708
2023	(10,040)	(46)	276	3,921	22,537	16,648
2024	(8,929)	(46)	276	3,063	17,689	12,053
2025	(8,197)	(46)	276	2,011	13,701	7,745
Thereafter	(14,760)	(1,397)	15,860	5,231	25,610	30,544
	$(68,219)	$(1,627)	$17,240	$24,960	$145,290	$117,644
Weighted average remaining lease term	7 years	35 years	64 years	7 years	6 years	10 years
The carrying amount of goodwill did not change during the years ended December 31, 2020 and 2019.

10.    OTHER ASSETS
At December 31, 2020 and 2019, other assets included the following (in thousands):

	2020	2019
Predevelopment costs and earnest money	$17,841	$25,586
Furniture, fixtures and equipment, leasehold improvements, and other deferred costs, net of accumulated depreciation of $32,582 and $29,131 in 2020 and 2019, respectively	17,211	17,791
Prepaid expenses and other assets	6,095	5,924
Lease inducements, net of accumulated amortization of $3,316 and $2,333 in 2020 and 2019, respectively	5,771	5,632
Line of credit deferred financing costs, net of accumulated amortization of $4,461 and $2,952 in 2020 and 2019, respectively	3,021	4,516
	$49,939	$59,449
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
11.    NOTES PAYABLE
The following table summarizes the terms of notes payable outstanding at December 31, 2020 and 2019 (in thousands):

Description	Interest Rate	Maturity	2020	2019
Unsecured Notes:
Credit Facility, Unsecured	1.19%	2023	$232,400	$251,500
Term Loan, Unsecured	1.34%	2021	250,000	250,000
2019 Senior Notes, Unsecured	3.95%	2029	275,000	275,000
2017 Senior Notes, Unsecured	3.91%	2025	250,000	250,000
2019 Senior Notes, Unsecured	3.86%	2028	250,000	250,000
2019 Senior Notes, Unsecured	3.78%	2027	125,000	125,000
2017 Senior Notes, Unsecured	4.09%	2027	100,000	100,000
			1,482,400	1,501,500
Secured Mortgage Notes:
Fifth Third Center	3.37%	2026	137,057	140,332
Terminus 100	5.25%	2023	114,997	118,146
Colorado Tower	3.45%	2026	114,660	117,085
Promenade	4.27%	2022	92,593	95,986
816 Congress	3.75%	2024	78,232	79,987
Terminus 200	3.79%	2023	74,354	76,079
Legacy Union One	4.24%	2023	66,000	66,000
Meridian Mark Plaza	6.00%	2020	—	22,978
			677,893	716,593
			$2,160,293	$2,218,093
Unamortized premium			7,574	11,239
Unamortized loan costs			(5,148)	(6,357)
Total Notes Payable			$2,162,719	$2,222,975
Weighted average maturity of notes payable outstanding at December 31, 2020 was 4.6 years.

Credit Facility
The Company has a $1 billion senior unsecured line of credit (the "Credit Facility") that matures on January 3, 2023. The Credit Facility contains financial covenants that require, among other things, the maintenance of an unencumbered interest coverage ratio of at least 1.75x; a fixed charge coverage ratio of at least 1.50x; a secured leverage ratio of no more than 40%; and an overall leverage ratio of no more than 60%. The Credit Facility also contains customary representations and warranties and affirmative and negative covenants, as well as customary events of default. The amounts outstanding under the Credit Facility may be accelerated upon the occurrence of any events of default. The Company is in compliance with all covenants of the Credit Facility.
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
At December 31, 2020, the Credit Facility's spread over LIBOR was 1.05%. The amount that the Company may draw under the Credit Facility is a defined calculation based on the Company's unencumbered assets and other factors. The total available borrowing capacity under the Credit Facility was $767.6 million at December 31, 2020.
Term Loan
The Company has a $250 million unsecured term loan (the "Term Loan") that matures on December 2, 2021. The Term Loan has financial covenants consistent with those of the Credit Facility. The interest rate applicable to the Term Loan varies according to the Company’s leverage ratio, and may, at the election of the Company, be determined based on either (1) the current LIBOR plus a spread of between 1.20% and 1.70%, based on leverage or (2) the greater of Bank of America's prime rate, the federal funds rate plus 0.50% or the one-month LIBOR plus 1.00% (the “Base Rate”), plus a spread of between 0.00% and 0.75%, based on leverage. At December 31, 2020, the Term Loan's spread over LIBOR was 1.20%. The Company is in compliance with all covenants of the Term Loan.
Unsecured Senior Notes
In 2019, the Company issued a $650 million private placement of unsecured senior notes, which were funded in three tranches. The first tranche of $125 million is due in 2027 and has a fixed annual interest rate of 3.78%. The second tranche of $250 million is due in 2028 and has a fixed annual interest rate of 3.86%. The third tranche of $275 million is due in 2029 and has a fixed annual interest rate of 3.95%.
In 2017, the Company issued a $350 million private placement, which were funded in two tranches. The first tranche of $100 million is due in 2027 and has a fixed annual interest rate of 4.09%. The second tranche of $250 million is due in 2025 and has a fixed annual interest rate of 3.91%.
The unsecured senior notes contain financial covenants that require, among other things, the maintenance of an unencumbered interest coverage ratio of at least 1.75x; a fixed charge coverage ratio of at least 1.50x; an overall leverage ratio of no more than 60%; and a secured leverage ratio of no more than 40%. The senior notes also contain customary representations and warranties and affirmative and negative covenants, as well as customary events of default. The Company is in compliance with all covenants of the unsecured senior notes.
Secured Mortgage Notes
In February 2020, the Company prepaid in full the $23.0 million Meridian Mark Plaza mortgage note, without penalty.
    As of December 31, 2020, the Company had $677.9 million outstanding on seven non-recourse mortgage notes. All interest rates on the secured mortgage notes are fixed. Assets with depreciated carrying values of $1.1 billion were pledged as security on these mortgage notes payable.
Other Debt Information
At December 31, 2020 and 2019, the estimated fair value of the Company’s notes payable was $2.3 billion calculated by discounting the debt's remaining contractual cash flows at estimated rates at which similar loans could have been obtained at December 31, 2020 and 2019. The estimate of the current market rate, which is the most significant input in the discounted cash flow calculation, is intended to replicate debt of similar maturity and loan-to-value relationship. These fair value calculations are considered to be Level 2 under the guidelines as set forth in ASC 820 as the Company utilizes market rates for similar type loans from third party brokers.

For the years ended December 31, 2020, 2019, and 2018, interest was recorded as follows (in thousands):

	2020	2019	2018
Total interest incurred	$74,929	$65,182	$44,332
Interest capitalized	(14,324)	(11,219)	(4,902)
Total interest expense	$60,605	$53,963	$39,430
Debt Maturities
Future principal payments due (including scheduled amortization payments and payments due upon maturity) on the Company's notes payable at December 31, 2020 are as follows (in thousands):

2021	$266,368
2022	102,401
2023	485,556
2024	79,087
2025	256,755
Thereafter	970,126
$2,160,293
12. OTHER LIABILITIES
Other liabilities on the consolidated balance sheets as of December 31, 2020 and December 31, 2019 included the following (in thousands):

	2020	2019
Ground lease liability	$58,619	$59,379
Prepaid rent	30,479	33,428
Security deposits	13,098	13,544
Restricted stock unit liability	10,613	16,592
Other liabilities	5,294	11,185
	$118,103	$134,128
13.    COMMITMENTS AND CONTINGENCIES
Commitments
The Company had no letters of credit outstanding and had outstanding performance bonds totaling $577,000 at December 31, 2020. As a lessor, the Company had a total of $153.5 million in future obligations under leases to fund tenant improvements and other future construction obligations at December 31, 2020.
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
Contingencies
Recent events related to the COVID-19 pandemic and the actions taken to contain it have created substantial uncertainty for all businesses, including the Company. The Company’s consolidated financial statements as of and for the year ended December 31, 2020 have been prepared in light of these circumstances. Without any impairments on held for use long-lived investments or significant valuation adjustments to amounts due from tenants. However, circumstances related to the COVID-19 pandemic may result in recording impairments or material valuation adjustments to amounts due from tenants in future periods.
14.    STOCKHOLDERS' EQUITY
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
Distribution of REIT Taxable Income — The following reconciles dividends paid and dividends applied in 2020, 2019, and 2018 to meet REIT distribution requirements (in thousands):

	2020	2019	2018
Common and preferred dividends	$176,272	$142,940	$107,167
Dividends treated as taxable compensation	(167)	(161)	(150)
Dividends applied to meet current year REIT distribution requirements	$176,105	$142,779	$107,017
Tax Status of Distributions — The following summarizes the components of the taxability of the Company’s common stock distributions for the years ended December 31, 2020, 2019, and 2018:

	Total Distributions Per Share	Ordinary Dividends	Long-Term Capital Gain	Unrecaptured Section 1250 Gain	Nondividend Distributions	Section 199A Dividends	Section 1061 One Year Amounts Disclosure (1)	Section 1061 Three Year Amounts Disclosure (1)
2020	$1.190000	$—	$1.190000	$0.417166	$—	$—	$0.320351	$0.320351
2019	$1.130000	$0.983133	$0.146867	$—	$—	$0.983133	$—	$—
2018	$1.020000	$1.005584	$0.014416	$—	$—	$1.005584	$—	$—

(1)	Amounts included in Box 2a, Total Capital Gain Distributions, for purposes of section 1061 of the Internal Revenue Code. Section 1061 is generally applicable to direct and indirect holders of “applicable partnership interests."

15.    REVENUE RECOGNITION
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
For the years ended December 31, 2020, 2019, and 2018, the Company recognized rental property revenues of $721.9 million, $628.8 million, and $463.4 million, respectively, of which $188.1 million, $176.6 million, and $119.3 million, respectively, represented variable rental revenue. For the years ended December 31, 2020, 2019, and 2018, the Company recognized fee and other revenue of $18.5 million, $28.8 million, and $11.8 million, respectively. The following tables set forth the future minimum rents to be received by consolidated entities under existing non-cancellable leases as of December 31, 2020, accounted for in accordance with ASC 842 and as of December 31, 2020, accounted for in accordance with ASC 840, respectively (in thousands):

December 31, 2020

2021	$513,015
2022	489,715
2023	457,250
2024	425,805
2025	378,499
Thereafter	1,390,864
$3,655,148

December 31, 2019

2020	$502,147
2021	487,815
2022	438,624
2023	401,363
2024	365,024
Thereafter	1,358,674
$3,553,647

16.    STOCK-BASED COMPENSATION
The Company has several types of stock-based compensation — stock options, restricted stock, and restricted stock units ("RSUs").
The Company's compensation expense in 2020 relates to restricted stock and RSUs awarded in 2020, 2019, 2018, and 2017. Restricted stock and the 2020 RSUs are equity-classified awards (settled in shares of the Company) for which compensation expense per share is fixed. The 2019 and 2018 RSUs are liability-classified awards (settled in cash) for which the expense fluctuates from period to period dependent, in part, on the Company's stock price. For 2020, 2019, and 2018, stock-based compensation expense, net of forfeitures, was recorded as follows (in thousands):

	2020	2019	2018
Equity-classified awards:
Restricted stock	$2,555	$2,468	$2,257
Market based RSUs	1,255	—	—
Performance based RSUs	428	—	—
Director grants	1,060	1,362	1,142
Total equity-classified award expense, net of forfeitures	5,298	3,830	3,399

Liability-classified awards
Market based RSUs	2,498	6,306	2,712
Performance based RSUs	258	1,814	963
Time vested RSUs	633	1,040	357
Dividend equivalent units	675	740	532
Total liability-classified award expense, net of forfeitures	4,064	9,900	4,564
Total stock-based compensation expense, net of forfeitures	$9,362	$13,730	$7,963
On April 23, 2019, the Company's stockholders approved the Cousins Properties Incorporated 2019 Omnibus Incentive Stock Plan (the "2019 Plan") which allows the Company to issue awards of stock options, stock grants, or stock appreciation rights to employees and directors. The 2019 Plan also allows the Company to issue awards to employees that are paid in cash or stock on the vesting date in an amount equal to the fair market value, as defined, of one share of the Company’s stock. As of December 31, 2020, 3,577,897 shares were authorized to be awarded pursuant to the 2019 Plan. The Company also maintains the Cousins Properties Incorporated 2009 Incentive Stock Plan (the "2009 Plan") and the Cousins Properties Incorporated 2005 Restricted Stock Unit Plan (the “RSU Plan”), as amended, although no further issuances are permitted under the 2009 Plan or RSU Plan.
Information on the Company's equity-classified and liability-classified awards is discussed below.
Equity-Classified Awards
During 2020, the Company granted three types of equity-classified awards to key employees: (1) RSUs based on the total stockholder return of the Company, as defined, relative to that of office peers included in the SNL US Office REIT Index (the "Market-based RSUs"), (2) RSUs based on the ratio of cumulative funds from operations per share to targeted cumulative funds from operations per share (the “Performance-based RSUs”), (3) and restricted stock. During 2019 and 2018, the only equity-based awards granted were restricted stock.
The RSU awards are equity-classified awards to be settled in stock with issuance dependent upon the attainment of required service, market, and performance criteria. For the 2020 Market-based RSUs the Company expenses an estimate of the fair value of the awards on the grant date, calculated using a Monte Carlo valuation at grant date, ratably over the vesting period, adjusting only for forfeitures when they occur. The expense of these Market-based RSUs is not adjusted for the number of awards that actually vest. For the 2020 Performance-based RSUs the Company expenses the awards over the vesting period using the grant date fair market value of the Company's stock on the grant date. The expense is recognized ratably over the vesting period and adjusted each quarter based on the number of shares expected to vest and for forfeitures when they occur. The measurement period for both RSUs awarded in 2020 is three years starting on January 1st of the year of issuance and ending on December 31st. The ultimate settlement of these awards can range from 0% to 200% of the targeted number of units depending on the achievement of the market and performance metrics described above.

The Company estimates future expense for all equity-classified RSUs outstanding at December 31, 2020 to be $2.7 million (using estimated vesting percentages for performance-based RSUs as of December 31, 2020), which will be recognized over a weighted-average period of 2.1 years.
In 2020 2019, and 2018, the Company issued 71,421, 65,824, and 78,799 shares, respectively, of restricted stock to employees, which vest ratably over three years from the issuance date. In 2020, 2019, and 2018, the Company also issued 34,059, 37,166, and 29,638 shares, respectively, of stock to independent members of the board of directors which vested immediately on the issuance date. The Company records restricted stock in common stock and additional paid-in capital at fair value on the grant date, with the offsetting deferred compensation also recorded in additional paid-in capital. The Company records compensation expense over the vesting period. As of December 31, 2020, the Company had $2.7 million of unrecognized compensation cost included in additional paid-in capital related to restricted stock, which will be recognized over a weighted average period of 1.5 years. The total vesting-date fair value of the restricted stock which vested during 2020, 2019, and 2018 was $3.2 million, $2.6 million, and $2.3 million, respectively.
The following table summarizes equity-classified award activity for the years ended December 31, 2020, 2019, and 2018 (shares in thousands):

	2020		2019		2018
	Shares	Weighted Average Fair Market Value at Grant	Shares	Weighted Average Fair Market Value at Grant	Shares	Weighted Average Fair Market Value at Grant
Shares unvested at beginning of the year	141	$34.81	148	$33.08	139	$31.72
Granted	173	$44.13	66	$35.64	78	$34.04
Vested	(82)	$34.69	(72)	$34.09	(64)	$31.32
Forfeited	(11)	$41.10	(1)	$34.46	(5)	$32.88
Shares unvested at end of year	221	$41.90	141	$34.81	148	$33.08
The Monte Carlo valuation used to determine the grant date fair value of the equity-classified Market-based RSUs included the following assumptions for those RSUs granted in 2020:

		2020
Volatility	(1)	18.00%
Risk-free rate	(2)	1.34%
Stock beta	(3)	1.04%
(1) Based on historical volatility over three years using daily stock price.
(2) Reflects the yield on three-year Treasury bonds.
(3) Betas are calculated with up to three years of daily stock price data.
Dividend equivalents for the 2020 RSUs will be settled in shares of the Company's common stock based upon the number of units vested. The Company accrues for these dividend equivalent units over the measurement period as dividends are declared and they are included in distributions in excess of cumulative net income on the consolidated balance sheet. The targeted number of non-vested equity-classified RSUs at December 31, 2020 is 97,315.
All shares of restricted stock receive dividends and have voting rights during the vesting period.
In addition to the equity-classified RSUs and restricted stock, at December 31, 2020, the Company had 28,351 stock options outstanding to key employees and outside directors, which are exercisable for common stock, all of which are fully vested. In 2020, 2019, and 2018, there were no stock option grants to employees or directors, and the Company recognized no compensation expense related to stock options. During 2020 and 2019, the Company issued 12,373 and 10,451 shares for option exercises, respectively. As of December 31, 2020, the intrinsic value of the options outstanding and exercisable was $225,000. The intrinsic value is calculated using the exercise prices of the options compared to the market value of the Company’s stock. At December 31, 2020 and 2019, the weighted-average contractual lives for the options outstanding and exercisable were 0.1 years and 0.6 years, respectively.

The following is a summary of stock option activity for the years ended December 31, 2020, 2019, and 2018 (options in thousands):

	2020		2019		2018
	Number of Options	Weighted Average Exercise Price Per Option	Number of Options	Weighted Average Exercise Price Per Option	Number of Options	Weighted Average Exercise Price Per Option
Outstanding at beginning of year	67	$23.13	114	$24.00	232	$26.36
Exercised	(37)	$21.28	(42)	$25.59	(114)	$26.40
Forfeited/Expired	(2)	$22.76	(5)	$25.32	(4)	$74.88
Outstanding at end of year	28	$25.55	67	$23.13	114	$24.00
Liability-Classified Awards
During 2019, and 2018, the Company awarded three types of liability-classified awards to key employees: (1) Market-based RSUs, (2) Performance-based RSUs, (3) and Service-based RSUs.
The 2019 and 2018 RSU awards are liability-classified awards to be settled in cash with payment dependent upon the attainment of required market, performance, and service criteria. The vesting period for the Market-based and Performance-based RSUs is three years starting on January 1st of the year of issuance and ending on December 31st. The vesting period for the Service-based RSUs is three years beginning with grant date. For the 2019 and 2018 Market-based RSUs the Company expenses an estimate of the fair value of the awards over the vesting period using a quarterly Monte Carlo valuation. For the 2019 and 2018 Performance-based RSUs the Company expenses the awards over the vesting period using the fair market value of the Company’s stock at the reporting date multiplied by the anticipated number of units to be paid based on the current estimate of what the ratio is expected to be upon vesting. For the 2019 and 2018 Service-based RSUs expenses the awards ratably over the vesting period using the fair market value of the Company's stock at the reporting date.
The following table summarizes the Company's liability-classified award activity during the years ended December 31, 2020, 2019, and 2018 (shares in thousands):

	2020	2019	2018
	Shares	Shares	Shares
Shares unvested at beginning of the year	316	276	262
Granted	—	136	117
Vested	(172)	(95)	(94)
Forfeited	(9)	(1)	(9)
Shares unvested at end of year	135	316	276
Dividend equivalents on the 2019 and 2018 Market-based RSUs and Performance-based RSUs will be paid based upon the percentage vested. The Company accrues for and expenses these dividend equivalent units over the measurement period as dividends are declared, based on the latest projected vesting percentage. The targeted number of non-vested Market-based and Performance-based RSUs at December 31, 2020 are 87,645 related to the 2019 grants.
For Service-based RSUs dividend equivalent units will be paid based on the number of RSUs granted. For the 2018 time-vested RSU grants, these dividend payments have been and will continue to be made concurrently with the payment of common dividends. For the 2019 time-vested RSU grants, dividend equivalent units will be paid out at the time of vesting. The Company accrues, expenses, and/or pays for these dividend equivalent units over the service period as dividends are declared.
The Company estimates future expense for all types of liability-classified RSUs outstanding at December 31, 2020 to be $2.5 million (using stock prices and estimated target percentages as of December 31, 2020), which will be recognized over a weighted-average period of 1.4 years. During 2020, total cash paid for all types of liability-classified RSUs and related dividend payments was $9.9 million.

17.    RETIREMENT SAVINGS PLAN
The Company maintains a defined contribution plan (the “Retirement Savings Plan”) pursuant to Section 401 of the Internal Revenue Code (the “Code”) which covers active regular employees. Employees are eligible to participate in the Retirement Savings Plan immediately upon hire, and pre-tax contributions are allowed up to the limits set by the Code. Through December 31, 2018, the Company matched up to 3% of an employee’s eligible pre-tax Retirement Savings Plan contributions up to certain Code limits, and employees vested in Company contributions over a three-year period. On January 1, 2019, the Company began contributing 3% of an employee's eligible compensation to the plan, which is fully vested after the employee has been with the Company for two years. The Company may change this percentage at its discretion; and, in addition, the Company could decide to make discretionary contributions in the future. The Company contributed $1.0 million, $913,000, and $647,000 to the Retirement Savings Plan for the 2020, 2019, and 2018 plan years, respectively.
18.    INCOME TAXES
The net income tax benefit differs from the amount computed by applying the statutory federal income tax rate to CTRS' income before taxes follows ($ in thousands):

	2020		2019		2018
	Amount	Rate	Amount	Rate	Amount	Rate
Federal income tax benefit (expenses)	$125	21%	$(65)	(21)%	$143	21%
State income tax benefit (expense), net of federal income tax effect	24	4	(12)	(4)	27	4
Deferred tax adjustment	21	4	127	41	—	—
Excess tax benefits of capital losses	404	68	—	—	—	—
Valuation allowance	(586)	(98)	(45)	(15)	(174)	(26)
Increase in book revenue allowance	(89)	(15)	—	—	—	—
Other	101	16	(5)	(1)	4	1
Benefit applicable to net income (loss)	$—	—%	$—	—%	$—	—%
The tax effect of significant temporary differences representing deferred tax assets and liabilities of CTRS as of December 31, 2020 and 2019 are as follows (in thousands):

	2020	2019
Income from unconsolidated joint ventures	$32	$27
Federal and state tax net operating loss carryforwards	696	702
Federal and state tax capital loss carryforwards	582	118
Other asset	104	—
Gross deferred tax asset	1,414	847
Other liability	—	(19)
Net deferred tax asset	1,414	828
Valuation allowance	(1,414)	(828)
Net deferred tax asset after valuation allowance	$—	$—
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
As of December 31, 2020 and 2019 the net deferred tax asset of CTRS equaled $1.4 million and $828,000, respectively, with a valuation allowance placed against the full amount of each. The conclusion that a valuation allowance should be recorded as of December 31, 2020 and 2019 was based on the lack of evidence that CTRS could generate future taxable income to realize the benefit of the deferred tax assets.

19. EARNINGS PER SHARE
The following table sets forth the computation of the basic and diluted earnings per share of the Company's consolidated statements of operations for the years ended December 31, 2020, 2019 and 2018 (in thousands, except per share amounts):

	Year Ended December 31
	2020	2019	2018
Earnings per common share - basic:
Numerator:
Net income	$238,114	$152,683	$80,765
Net income attributable to noncontrolling interests in CPLP	(315)	(1,952)	(1,345)
Net income attributable to other noncontrolling interests	(521)	(313)	(256)
Net income available for common stockholders	$237,278	$150,418	$79,164

Denominator:
Weighted average common shares - basic	148,277	128,060	105,076
Net income per common share - basic	$1.60	$1.17	$0.75

Earnings per common share - diluted:
Numerator:
Net income	$238,114	$152,683	$80,765
Net income attributable to other noncontrolling interests	(521)	(313)	(256)
Net income available for common stockholders before net income attributable to noncontrolling interests in CPLP	$237,593	$152,370	$80,509

Denominator:
Weighted average common shares - basic	148,277	128,060	105,076
Add:
Potential dilutive common shares - stock options	8	27	48
Potential dilutive restrictive stock units - RSUs, less shares assumed purchased at market price	54	—	—
Weighted average units of CPLP convertible into common shares	297	1,744	1,744
Weighted average common shares - diluted	148,636	129,831	106,868
Net income per common share - diluted	$1.60	$1.17	$0.75
Anti-dilutive stock options represent stock options whose exercise price exceeds the average market value of the Company’s stock. These anti-dilutive stock options are not included in the current calculation of dilutive weighted average shares, but could be dilutive in the future. There were no anti-dilutive stock options outstanding as of December 31, 2020, 2019, and 2018.

20.    CONSOLIDATED STATEMENTS OF CASH FLOWS - SUPPLEMENTAL INFORMATION
Supplemental information related to cash flows, including significant non-cash activity affecting the consolidated statements of cash flows, for the years ended December 31, 2020, 2019, and 2018 is as follows (in thousands):

	2020	2019	2018
Interest paid, net of amounts capitalized	$62,641	$38,062	$43,166
Income taxes paid (1)	343	—	—
Non-Cash Transactions:
Transfer from projects under development to operating properties	443,932	—	325,490
Transfer from operating properties and related liabilities to assets and liabilities of real estate assets held for sale	188,378	318,516	—
Common stock dividends declared and accrued	44,681	42,559	27,326
Change in accrued property acquisition, development, and tenant asset expenditures	(25,745)	4,891	(18,104)
Transfer from land held and other assets to projects under development	22,771	—	—
Non-cash assets and liabilities assumed in TIER transaction	—	1,512,373	—
Ground lease right-of-use assets and associated liabilities	—	56,294	—
Transfer from investment in unconsolidated joint ventures to operating properties	—	50,781	—
Non-cash consideration for property acquisition	—	10,071	—
Cumulative effect of change in accounting principle	—	—	22,329
Transfer from investment in unconsolidated joint ventures to projects under development	—	—	7,025

(1)	This represents state income taxes paid in conjunction with gains from sales transaction. See notes 5 and 8 for disclosure of related expense.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash recorded on the balance sheet to cash, cash equivalents, and restricted cash in the statements of cash flows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Cash and cash equivalents	$4,290	$15,603	$2,547
Restricted cash	1,848	2,005	148
Total cash, cash equivalents, and restricted cash	$6,138	$17,608	$2,695

21. REPORTABLE SEGMENTS
The Company's segments are based on the method of internal reporting which classifies operations by property type and geographical area. The segments by property type are: Office and Mixed-Use. The segments by geographical region are: Atlanta, Austin, Charlotte, Dallas, Phoenix, Tampa, and Other. Included in Other are properties located in Chapel Hill, Fort Worth, Houston, and a property in Cherry Hill, New Jersey, which was sold in February 2020. These reportable segments represent an aggregation of operating segments reported to the Chief Operating Decision Maker based on similar economic characteristics that include the type of property and the geographical location. Each segment includes both consolidated operations and the Company's share of joint venture operations.
Company management evaluates the performance of its reportable segments in part based on net operating income (“NOI”). NOI represents rental property revenues, less termination fees, less rental property operating expenses. NOI is not a measure of cash flows or operating results as measured by GAAP, is not indicative of cash available to fund cash needs, and should not be considered an alternative to cash flows as a measure of liquidity. All companies may not calculate NOI in the same manner. The Company considers NOI to be an appropriate supplemental measure to net income as it helps both management and investors understand the core operations of the Company's operating assets. NOI excludes corporate general and administrative expenses, reimbursed expenses, interest expense, depreciation and amortization, impairments, gains/loss on sales of real estate, gain/loss on extinguishment of debt, transaction costs and other non-operating items.

Segment net income, amount of capital expenditures, and total assets are not presented in the following tables because management does not utilize these measures when analyzing its segments or when making resource allocation decisions. Information on the Company's segments along with a reconciliation of NOI to net income for years ended December 31, 2020, 2019, and 2018 are as follows (in thousands):

Year Ended December 31, 2020	Office	Mixed-Use	Total
Revenues:
Atlanta	$255,594	$602	$256,196
Austin	210,229	—	210,229
Charlotte	96,537	—	96,537
Dallas	18,143	—	18,143
Phoenix	50,671	—	50,671
Tampa	54,261	—	54,261
Other	59,285	4,895	64,180
Total segment revenues	744,720	5,497	750,217
Less: Company's share of rental property revenues from unconsolidated joint ventures	(22,837)	(5,497)	(28,334)
Total rental property revenues	$721,883	$—	$721,883

Year Ended December 31, 2019	Office	Mixed-Use	Total
Revenues:
Atlanta	$242,209	$8	$242,217
Austin	160,196	—	160,196
Charlotte	120,214	—	120,214
Dallas	9,421	—	9,421
Phoenix	51,586	—	51,586
Tampa	54,216	—	54,216
Other	38,732	4,630	43,362
Total segment revenues	676,574	4,638	681,212
Less: Company's share of rental property revenues from unconsolidated joint ventures	(47,823)	(4,638)	(52,461)
Total rental property revenues	$628,751	$—	$628,751

Year Ended December 31, 2018	Office	Mixed-Use	Total
Revenues:
Atlanta	$206,692	$—	$206,692
Austin	104,817	—	104,817
Charlotte	92,398	—	92,398
Phoenix	51,238	—	51,238
Tampa	49,822	—	49,822
Other	2,207	3,724	5,931
Total segment revenues	507,174	3,724	510,898
Less: Company's share of rental property revenues from unconsolidated joint ventures	(43,773)	(3,724)	(47,497)
Total rental property revenues	$463,401	$—	$463,401

NOI by reportable segment for the years ended December 31, 2020, 2019, and 2018 are as follows (in thousands):

Year Ended December 31, 2020	Office	Mixed-Use	Total
Net Operating Income:
Atlanta	$172,588	$(49)	$172,539
Austin	125,215	—	125,215
Charlotte	65,203	—	65,203
Dallas	14,586	—	14,586
Phoenix	37,358	—	37,358
Tampa	33,440	—	33,440
Other	34,346	3,347	37,693
Total Net Operating Income	$482,736	$3,298	$486,034

Year Ended December 31, 2019	Office	Mixed-Use	Total
Net Operating Income:
Atlanta	$158,093	$(48)	$158,045
Austin	93,311	—	93,311
Charlotte	77,082	—	77,082
Dallas	7,473	—	7,473
Phoenix	37,247	—	37,247
Tampa	33,586	—	33,586
Other	21,939	3,107	25,046
Total Net Operating Income	$428,731	$3,059	$431,790

Year Ended December 31, 2018	Office	Mixed-Use	Total
Net Operating Income:
Atlanta	$131,564	$—	$131,564
Charlotte	62,812	—	62,812
Austin	60,474	—	60,474
Phoenix	36,875	—	36,875
Tampa	30,514	—	30,514
Other	1,581	2,243	3,824
Total Net Operating Income	$323,820	$2,243	$326,063

The following reconciles Net Income to Net Operating Income for each of the periods presented (in thousands):

	Year Ended December 31,
	2020	2019	2018
Net income	$238,114	$152,683	$80,765
Net operating income from unconsolidated joint ventures	18,836	32,413	28,888
Fee income	(18,226)	(28,518)	(10,089)
Termination fee income	(3,835)	(7,228)	(1,548)
Other income	(231)	(246)	(1,722)
Reimbursed expenses	1,580	4,004	3,782
General and administrative expenses	27,034	37,007	22,040
Interest expense	60,605	53,963	39,430
Impairment	14,829	—	—
Depreciation and amortization	288,648	257,149	181,382
Transaction costs	428	52,881	248
Other expenses	2,091	1,109	556
Gain on extinguishment of debt	—	—	(8)
Income from unconsolidated joint ventures	(7,947)	(12,666)	(12,224)
Gain on sale of investment in unconsolidated joint ventures, net	(45,767)	—	—
Gain on sale of investment properties	(90,125)	(110,761)	(5,437)
Net Operating Income	$486,034	$431,790	$326,063

SCHEDULE III
COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2020
($ in thousands)

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period
Description/Metropolitan Area	Encumbrances	Land and Improvements	Buildings and Improvements	Land and Improvements less Cost of Sales, Transfers and Other	Building and Improvements less Cost of Sales, Transfers and Other	Land and Improvements less Cost of Sales, Transfers and Other	Building and Improvements less Cost of Sales, Transfers and Other	Total (a)(b)	Accumulated Depreciation (a)(b)	Date of Construction/ Renovation	Date Acquired	Life on Which Depreciation in 2020 Statement of Operations is Computed (c)
OPERATING PROPERTIES
The Domain	$—	$65,236	$755,143	$6,008	$230,349	$71,244	$985,492	$1,056,736	$35,842	—	2019	40 years
Austin, TX
Terminus	189,352	49,050	410,826	—	23,451	49,050	434,277	483,327	19,471	—	2019	40 years
Atlanta, GA
Northpark Town Center	—	22,350	295,825	—	77,198	22,350	373,023	395,373	85,760	—	2014	39 years
Atlanta, GA
Corporate Center	—	2,468	272,148	17,282	64,426	19,750	336,574	356,324	51,978	—	2016	40 years
Tampa, FL
Spring & 8th	—	28,131	—	426	301,774	28,557	301,774	330,331	29,922	2015	2015	40 years
Atlanta, GA
Hayden Ferry	—	13,102	262,578	(252)	26,676	12,850	289,254	302,104	49,929	—	2016	40 years
Phoenix, AZ
Buckhead Plaza	—	35,064	234,111	—	23,652	35,064	257,763	292,827	38,761	—	2016	40 years
Atlanta, GA
The Terrace	—	27,360	247,226	—	7,558	27,360	254,784	282,144	14,028	—	2019	40 years
Austin, TX
One Eleven Congress	—	33,841	201,707	—	47,221	33,841	248,928	282,769	34,609	—	2016	40 years
Austin, TX
One South at The Plaza (fka Bank of America Plaza)	—	32,091	229,840	(417)	8,620	31,674	238,460	270,134	21,849	—	2019	40 years
Charlotte, NC
Briarlake Plaza	—	33,486	196,915	—	4,250	33,486	201,165	234,651	13,126	—	2019	40 years
Houston, TX
Fifth Third Center	137,057	22,591	180,430	—	27,122	22,591	207,552	230,143	47,212	—	2014	40 years
Charlotte, NC
San Jacinto Center	—	34,068	176,535	(579)	18,908	33,489	195,443	228,932	27,446	—	2016	40 years
Austin, TX
3344 Peachtree	—	16,110	176,153	—	29,835	16,110	205,988	222,098	29,947	—	2016	40 years
Atlanta, GA
The RailYard	—	22,831	178,323	—	44	22,831	178,367	201,198	391	—	2020	40 years
Charlotte, NC
Avalon	$—	$9,952	$—	$73	$168,102	$10,025	$168,102	$178,127	$13,323	2016	2016	40 years
Atlanta, GA
Promenade	92,593	13,439	102,790	—	51,239	13,439	154,029	167,468	62,724	—	2011	34 years
Atlanta, GA
Colorado Tower	114,659	1,600	—	20,592	127,434	22,192	127,434	149,626	41,443	2013	2013	30 years
Austin, TX
816 Congress	78,232	6,817	89,891	20,625	31,626	27,442	121,517	148,959	35,373	—	2013	42 years
Austin, TX
Legacy Union One	66,000	13,049	128,740	—	59	13,049	128,799	141,848	7,576	—	2019	40 years
Dallas, GA
3350 Peachtree	—	16,836	108,177	—	11,450	16,836	119,627	136,463	18,294	—	2016	40 years
Atlanta, GA
NASCAR Plaza	—	51	115,238	—	7,505	51	122,743	122,794	19,656	—	2016	40 years
Charlotte, NC
Tempe Gateway	—	5,893	95,130	—	6,912	5,893	102,042	107,935	15,867	—	2016	40 years
Phoenix, AZ
Domain Point	—	17,349	71,599	—	4,949	17,349	76,548	93,897	4,580	—	2019	40 years
Austin, TX
BBT Parking Garage	—	15,318	69,780	33	1,007	15,351	70,787	86,138	1,166	—	2020	40 years
Charlotte, NC
1200 Peachtree	—	19,495	62,836	(1)	977	19,494	63,813	83,307	2,934	—	2019	40 years
Atlanta, GA
111 West Rio	—	6,076	56,647	(127)	17,761	5,949	74,408	80,357	10,478	—	2017	40 years
Phoenix, AZ
3348 Peachtree	—	6,707	69,723	—	2,884	6,707	72,607	79,314	12,540	—	2016	40 years
Atlanta, GA
5950 Sherry Lane	—	8,040	65,919	—	2,283	8,040	68,202	76,242	4,451	—	2019	40 years
Dallas, GA
The Pointe	—	9,404	54,694	—	8,360	9,404	63,054	72,458	11,631	—	2016	40 years
Tampa, FL
Harborview Plaza	—	10,800	39,136	—	10,175	10,800	49,311	60,111	7,487	—	2016	40 years
Tampa, FL
Research Park V	—	4,373	—	801	42,393	5,174	42,393	47,567	10,300	2014	1998	30 years
Austin, TX
Meridian Mark Plaza	—	2,219	—	—	31,698	2,219	31,698	33,917	22,979	1997	1997	30 years
Atlanta, GA
Total Operating Properties	677,893	605,197	4,948,060	64,464	1,417,898	669,661	6,365,958	7,035,619	803,073
S-1

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period
Description/Metropolitan Area	Encumbrances	Land and Improvements	Buildings and Improvements	Land and Improvements less Cost of Sales, Transfers and Other	Building and Improvements less Cost of Sales, Transfers and Other	Land and Improvements less Cost of Sales, Transfers and Other	Building and Improvements less Cost of Sales, Transfers and Other	Total (a)(b)	Accumulated Depreciation (a)(b)	Date of Construction/ Renovation	Date Acquired	Life on Which Depreciation in 2020 Statement of Operations is Computed (c)
HELD FOR SALE
Burnett Plaza	$—	$32,656	$90,104	$(566)	$7,622	$32,090	$97,726	$129,816	$8,123	—	2019	40 years
Fort Worth, TX
Total Properties Held for Sale	—	32,656	90,104	(566)	7,622	32,090	97,726	129,816	8,123	—

PROJECTS UNDER DEVELOPMENT
100 Mill	—	13,156	—	—	44,233	13,156	44,233	57,389	—	2020	2018
Phoenix, AZ
Total Projects Under Development	—	13,156	—	—	44,233	13,156	44,233	57,389	—	—

LAND
South End Station	—	28,134	—	—	—	28,134	—	28,134	—	—	2020
Charlotte, NC
Legacy Union 2 & 3	—	22,724	—	—	—	22,724	—	22,724	—	—	2019
Dallas, GA
Domain 14 & 15	—	21,000	—	—	—	21,000	—	21,000	—	—	2019
Austin, TX
303 Tremont	—	18,779	—	—	—	18,779	—	18,779	—	—	2020
Charlotte, NC
Domain 9	—	16,640	—	—	—	16,640	—	16,640	—	—	2018
Austin, TX
901 West Peachtree	—	11,883	—	3,584	—	15,467	—	15,467	—	—	2019
Atlanta, GA
3354 Peachtree	—	13,410	—	—	—	13,410	—	13,410	—	—	2018
Atlanta, GA
100 Mill - Adjacent Land	—	6,350	—	—	—	6,350	—	6,350	—	—	2018
Phoenix, AZ
Domain Point 3	—	11,018	—	—	—	11,018	—	11,018	—	—	2020
Austin, TX
The Avenue Forsyth -Adjacent Land	—	11,240	—	(7,540)	—	3,700	—	3,700	—	—	2007
Suburban Atlanta, GA
Corporate Center 5	—	5,188	—	(4)	—	5,184	—	5,184	—	—	2019

Total Commercial Land	—	166,366	—	(3,960)	—	162,406	—	162,406	—

Total Properties	$677,893	$817,375	$5,038,164	$59,938	$1,469,753	$877,313	$6,507,917	$7,385,230	$811,196
S-2

SCHEDULE III
COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2020
(in thousands)

NOTES:
(a)Reconciliations of total real estate carrying value and accumulated depreciation for the three years ended December 31, 2020 are as follows:

	Real Estate			Accumulated Depreciation
	2020	2019	2018	2020	2019	2018
Balance at beginning of period	$7,158,069	$4,121,286	$3,893,799	$621,617	$421,495	$275,977
Additions during the period:
TIER merger	—	2,222,989	—	—	—	—
Acquisitions	286,252	542,502	48,920	—	—	—
Improvements and other capitalized costs	323,919	271,720	178,567	—	—	—
Depreciation expense	—	—	—	234,057	200,122	145,518
Total Additions	610,171	3,037,211	227,487	234,057	200,122	145,518
Deductions during the period:
Cost of real estate sold	(383,010)	(428)	—	(44,478)	—	—
Total Deductions	(383,010)	(428)	—	(44,478)	—	—
Balance at end of period before impairment charges	7,385,230	7,158,069	4,121,286	811,196	621,617	421,495
Cumulative impairment charges on real estate assets owned at end of period	(14,829)	—	—	—	—	—
Balance at end of period	$7,370,401	$7,158,069	$4,121,286	$811,196	$621,617	$421,495
(b)The aggregate cost for federal income tax purposes, net of depreciation, was $5.2 billion (unaudited) at December 31, 2020.
(c)Buildings and improvements are depreciated over 30 to 42 years. Leasehold improvements and other capitalized leasing costs are depreciated over the life of the asset or the term of the lease, whichever is shorter.
S-3