Form 10-Q
period 2021-03-31
COUSINS PROPERTIES INC
filed 2021-04-29
CIK 25232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 23, 2021
Common Stock, $1 par value per share	148,653,309 shares

FORWARD-LOOKING STATEMENTS

Certain matters contained in this report are “forward-looking statements” within the meaning of the federal securities laws and are subject to uncertainties and risks, as itemized in Item 1A included in the Annual Report on Form 10-K for the year ended December 31, 2020, and as itemized herein. These forward-looking statements include information about possible or assumed future results of the business and our financial condition, liquidity, results of operations, plans, and objectives. They also include, among other things, statements regarding subjects that are forward-looking by their nature, such as:
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
•the impact of social distancing, shelter-in-place, border closings, travel restrictions, remote work requirements, and similar governmental and private measures taken to combat the spread of a public health crisis on our operations and our tenants;
•sociopolitical unrest such as political instability, civil unrest, armed hostilities, or political activism, which may result in a disruption of day-to-day building operations;
•changes to our strategy in regard to our real estate assets may require impairment to be recognized;
•leasing risks, including the ability to obtain new tenants or renew expiring tenants, the ability to lease newly-developed and/or recently-acquired space, the failure of a tenant to commence or complete tenant improvements on schedule or to occupy leased space, and the risk of declining leasing rates;
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

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2021	December 31, 2020
	(unaudited)
Assets:
Real estate assets:
Operating properties, net of accumulated depreciation of $863,365 and $803,073 in 2021 and 2020, respectively	$6,197,447	$6,232,546
Projects under development	74,485	57,389
Land	170,579	162,406
	6,442,511	6,452,341

Real estate assets and other assets held for sale, net	134,184	125,746
Cash and cash equivalents	14,576	4,290
Restricted cash	1,256	1,848
Accounts receivable	21,679	20,248
Deferred rents receivable	145,433	138,341
Investment in unconsolidated joint ventures	113,353	125,481
Intangible assets, net	177,146	189,164
Other assets	56,044	49,939
Total assets	$7,106,182	$7,107,398
Liabilities:
Notes payable	$2,214,692	$2,162,719
Accounts payable and accrued expenses	141,948	186,267
Deferred income	76,033	62,319
Intangible liabilities, net of accumulated amortization of $77,891 and $73,967 in 2021 and 2020, respectively	65,922	69,846
Other liabilities	115,895	118,103
Liabilities of real estate assets held for sale, net	10,444	12,606
Total liabilities	2,624,934	2,611,860
Commitments and contingencies
Equity:
Stockholders' investment:
Common stock, $1 par value per share, 300,000,000 shares authorized, 151,239,770 and 151,149,289 shares issued and outstanding in 2021 and 2020, respectively	151,240	151,149
Additional paid-in capital	5,543,549	5,542,762
Treasury stock at cost, 2,584,933 shares in 2021 and 2020	(148,473)	(148,473)
Distributions in excess of cumulative net income	(1,095,361)	(1,078,304)
Total stockholders' investment	4,450,955	4,467,134
Nonredeemable noncontrolling interests	30,293	28,404
Total equity	4,481,248	4,495,538
Total liabilities and equity	$7,106,182	$7,107,398

See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2021	2020
Revenues:
Rental property revenues	$184,807	$189,129
Fee income	4,529	4,732
Other	214	37
	189,550	193,898
Expenses:
Rental property operating expenses	66,395	64,538
Reimbursed expenses	368	521
General and administrative expenses	6,733	5,652
Interest expense	17,208	15,904
Depreciation and amortization	70,870	71,614
Transaction costs	—	365
Other	590	566
	162,164	159,160

Income from unconsolidated joint ventures	1,903	3,425
Gain on sales of investments in unconsolidated joint ventures	39	46,230
Gain (loss) on investment property transactions	(17)	90,916
Net income	29,311	175,309
Net income attributable to noncontrolling interests	(201)	(366)
Net income available to common stockholders	$29,110	$174,943

Net income per common share — basic	$0.20	$1.19
Net income per common share — diluted	$0.20	$1.18
Weighted average shares — basic	148,624	147,424
Weighted average shares — diluted	148,725	148,561

See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited; in thousands except per share amounts)

Three Months Ended March 31, 2021
	Preferred Stock	Common Stock	Additional Paid-In Capital	Treasury Stock	Distributions in Excess of Net Income	Stockholders’ Investment	Nonredeemable Noncontrolling Interests	Total Equity
Balance December 31, 2020	$—	$151,149	$5,542,762	$(148,473)	$(1,078,304)	$4,467,134	$28,404	$4,495,538
Net income	—	—	—	—	29,110	29,110	201	29,311
Common stock issued pursuant to stock based compensation	—	91	(874)	—	—	(783)	—	(783)
Amortization of stock options, restricted stock, and restricted stock units, net of forfeitures	—	—	1,661	—	—	1,661	—	1,661
Contributions from nonredeemable noncontrolling interests	—	—	—	—	—	—	1,695	1,695
Distributions to nonredeemable noncontrolling interests	—	—	—	—	—	—	(7)	(7)
Common dividends ($0.31 per share)	—	—	—	—	(46,167)	(46,167)	—	(46,167)
Balance March 31, 2021	$—	$151,240	$5,543,549	$(148,473)	$(1,095,361)	$4,450,955	$30,293	$4,481,248

Three Months Ended March 31, 2020
	Preferred Stock	Common Stock	Additional Paid-In Capital	Treasury Stock	Distributions in Excess of Net Income	Stockholders’ Investment	Nonredeemable Noncontrolling Interests	Total Equity
Balance December 31, 2019	$1,717	$149,347	$5,493,883	$(148,473)	$(1,137,200)	$4,359,274	$68,561	$4,427,835
Net income	—	—	—	—	174,943	174,943	366	175,309
Common stock issued pursuant to stock based compensation	—	60	(1,325)	—	—	(1,265)	—	(1,265)
Common stock issued pursuant to unitholder redemption	(1,717)	1,719	45,032	—	—	45,034	(45,034)	—
Amortization of stock options and restricted stock, net of forfeitures	—	(1)	1,285	—	—	1,284	—	1,284
Contributions from nonredeemable noncontrolling interests	—	—	—	—	—	—	1,036	1,036
Distributions to nonredeemable noncontrolling interests	—	—	—	—	—	—	(638)	(638)
Common dividends ($0.30 per share)	—	—	—	—	(44,563)	(44,563)	—	(44,563)
Balance March 31, 2020	$—	$151,125	$5,538,875	$(148,473)	$(1,006,820)	$4,534,707	$24,291	$4,558,998

See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in thousands)

	Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$29,311	$175,309
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales of investment in unconsolidated joint ventures	(39)	(46,230)
Gain (loss) on investment property transactions	17	(90,916)
Depreciation and amortization	70,870	71,614
Amortization of deferred financing costs and premium on notes payable	(218)	(216)
Equity-classified stock-based compensation expense, net of forfeitures	1,667	1,284
Effect of non-cash adjustments to rental revenues	(11,777)	(13,602)
Income from unconsolidated joint ventures	(1,903)	(3,425)
Operating distributions from unconsolidated joint ventures	2,449	1,829
Changes in other operating assets and liabilities:
Change in receivables and other assets, net	(8,010)	(13,661)
Change in operating liabilities, net	(46,590)	(69,022)
Net cash provided by operating activities	35,777	12,964
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from investment property sales, net	(7)	433,875
Proceeds from sale of interest in unconsolidated joint ventures, net	—	53,104
Property acquisition, development, and tenant asset expenditures	(61,369)	(67,983)
Return of capital distributions from unconsolidated joint venture	25,955	—
Contributions to unconsolidated joint ventures	(351)	(1,238)
Change in notes receivable and other assets	—	26
Net cash provided by (used in) investing activities	(35,772)	417,784
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facility	134,000	280,500
Repayment of credit facility	(77,400)	(532,000)
Repayment of notes payable	(4,030)	(26,849)
Contributions from noncontrolling interests	1,695	1,036
Distributions to nonredeemable noncontrolling interests	(7)	(638)
Common dividends paid	(44,569)	(42,561)
Other	—	(1,265)
Net cash provided by (used in) financing activities	9,689	(321,777)
NET INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	9,694	108,971
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	6,138	17,608
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$15,832	$126,579
See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)
1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of Business: Cousins Properties Incorporated (“Cousins”), a Georgia corporation, is a self-administered and self-managed real estate investment trust (“REIT”). Cousins conducts substantially all of its operations through Cousins Properties LP ("CPLP"). Cousins owns in excess of 99% of CPLP, and CPLP is consolidated with Cousins for financial reporting purposes. CPLP also owns Cousins TRS Services LLC ("CTRS"), a taxable entity that owns and manages its own real estate portfolio and performs certain real estate-related services for other parties.
Cousins, CPLP, CTRS, and their subsidiaries (collectively, the “Company”) develop, acquire, lease, manage, and own primarily Class A office properties and opportunistic mixed-use developments in the Sun Belt markets of the United States with a focus on Atlanta, Austin, Charlotte, Phoenix, Tampa, and Dallas. Cousins has elected to be taxed as a REIT and intends to, among other things, distribute 100% of its net taxable income to stockholders, thereby eliminating any liability for federal income taxes under current law. Therefore, the results included herein do not include a federal income tax provision for Cousins. As of March 31, 2021, the Company's portfolio of real estate assets consisted of interests in 18.9 million square feet of office space and 1.3 million square feet of other space.
Basis of Presentation: The condensed consolidated financial statements are unaudited and were prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, these financial statements reflect all adjustments necessary (which adjustments are of a normal and recurring nature) for the fair presentation of the Company's financial position as of March 31, 2021 and the results of operations for the three months ended March 31, 2021 and 2020. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of results expected for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020. The accounting policies employed are substantially the same as those shown in note 2 to the consolidated financial statements included therein.
For the three months ended March 31, 2021 and 2020, there were no items of other comprehensive income. Therefore, the Company did not present comprehensive income.
The Company evaluates all partnerships, joint ventures, and other arrangements with variable interests to determine if the entity or arrangement qualifies as a variable interest entity ("VIE"), as defined in the Financial Accounting Standard Board's ("FASB") Accounting Standards Codification ("ASC"). If the entity or arrangement qualifies as a VIE and the Company is determined to be the primary beneficiary, the Company is required to consolidate the assets, liabilities, and results of operations of the VIE. At March 31, 2021, the Company had no investments or interests in any VIEs.

2. TRANSACTIONS WITH NORFOLK SOUTHERN RAILWAY COMPANY
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
The Company sold the land to NS for $5 million above its carrying amount, which included $37 million of land purchased in 2018, $6.5 million of land purchased in 2019, and $4 million of site preparation work. The Company purchased 1200 Peachtree from NS for an amount it determined to be $10.3 million below the building’s fair value.
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
The Company determined that control of the services to be provided is being transferred over time and, thus, the Company must recognize the $52.3 million contract price in revenue as it satisfies the performance obligation. The Company determined that the inputs method of measuring progress of satisfying the performance obligation was the most appropriate method of recognizing revenue for the services component. Therefore, the Company began recognizing revenue in the quarter ended March 31, 2019, and will continue to recognize revenue based upon the time spent by the Company’s employees in providing these services as compared to the total estimated time required to satisfy the performance obligation. The Company recognized $3.7 million in fee income in its consolidated statements of operations related to the services provided to NS during both the three months ended March 31, 2021 and 2020. As of March 31, 2021 and December 31, 2020, the Company had deferred income included in the consolidated balance sheet of $4.3 million and $5.7 million, respectively, related to NS.
3. REAL ESTATE
Acquisitions
On March 12, 2021, the Company acquired a 0.24 acre land parcel in Atlanta for a gross purchase price of $8 million which is held in a 95% owned consolidated joint venture.
Dispositions
The Company had two dispositions of consolidated operating properties during the quarter ended March 31, 2020. The Company sold the following properties in 2020 ($ in thousands):

Property	Property Type	Location	Square Feet	Sales Price

Hearst Tower	Office	Charlotte, NC	966,000	$455,500
Woodcrest	Office	Cherry Hill, NJ	386,000	$25,300
The Company sold the properties noted above as part of its ongoing investment strategy, using the proceeds from the dispositions to fund new investment activity. The gain of $90.3 million from the sale of these properties is net of $380,000 of estimated state income tax.

The Company's Burnett Plaza property was classified as held for sale as of March 31, 2021 and December 31, 2020. The major classes of assets and liabilities of this property held for sale were as follows (in thousands):

	March 31, 2021	December 31, 2020
Real estate assets and other assets held for sale
Operating property, net of accumulated depreciation of $8,123 in 2021 and 2020	$114,603	$106,864
Notes and accounts receivable	696	439
Deferred rents receivable	2,742	2,480
Intangible assets, net of accumulated amortization of $5,912 and $6,065 in 2021 and 2020, respectively	15,978	15,830
Other assets	165	133
Total real estate assets and other assets held for sale	$134,184	$125,746

Liabilities of real estate assets held for sale
Accounts payable and accrued expenses	$4,895	$7,399
Deferred income	54	44
Intangible liabilities, net of accumulated amortization of $1,106 and $1,205 in 2021 and 2020, respectively	3,114	3,014
Other liabilities	2,381	2,149
Total liabilities of real estate assets held for sale	$10,444	$12,606
Subsequent to quarter end, on April 7, 2021, the Company sold Burnett Plaza for a gross purchase price of $137.5 million and recorded a gain of $364,000.
Impairment
The Company tests buildings held for investment for impairment whenever changes in circumstances indicate a building’s carrying value may not be recoverable. The test is conducted using undiscounted cash flows for the shorter of the building’s estimated hold period or its remaining useful life. When testing for recoverability of buildings held for investment, projected cash flows are used over its expected hold period. If the expected hold period includes some likelihood of shorter-term hold period from a potential sale, the probability of a sale is layered into the analysis. If any building's held for investment analysis were to fail the impairment test, its book value would be written down to its then current estimated fair value, before any selling expense, and that building would continue to depreciate over its remaining useful life. None of the Company’s buildings were impaired during any periods presented while under the held for investments classification.
The Company may record additional impairment charges in future periods if operating results of individual buildings are materially different from our forecasts, the economy and the office industry weakens, or we shorten our contemplated holding period for additional buildings.

4. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES
The following information summarizes financial data and principal activities of the Company's unconsolidated joint ventures. The information included in the following table entitled summary of financial position is as of March 31, 2021 and December 31, 2020 (in thousands). The information included in the summary of operations table is for the three months ended March 31, 2021 and 2020 (in thousands):

	Total Assets		Total Debt		Total Equity		Company’s Investment
SUMMARY OF FINANCIAL POSITION:	2021	2020	2021	2020	2021	2020	2021		2020
DC Charlotte Plaza LLLP	$172,479	$173,704	$—	$—	$90,542	$90,648	$47,853		$47,941
Austin 300 Colorado Project, LP	166,909	165,586	88,159	86,848	68,760	68,567	38,855		38,488
AMCO 120 WT Holdings, LLC	85,688	85,449	—	—	84,176	84,311	15,716		15,735
HICO Victory Center LP	15,923	16,544	—	—	15,813	15,709	10,638		10,595
Carolina Square Holdings LP	117,694	118,616	134,284	77,034	(35,227)	21,888	(12,988)	(1)	12,430
Crawford Long - CPI, LLC	27,349	29,641	65,892	66,423	(40,280)	(38,253)	(19,323)	(1)	(18,289)	(1)
Other	1,313	1,313	—	—	1,316	1,316	291		292
	$587,355	$590,853	$288,335	$230,305	$185,100	$244,186	$81,042		$107,192

	Total Revenues		Net Income (Loss)		Company's Share of Income (Loss)
SUMMARY OF OPERATIONS:	2021	2020	2021	2020	2021	2020
DC Charlotte Plaza LLLP	$5,059	$5,276	$1,795	$1,789	$836	$750
Austin 300 Colorado Project, LP	1,672	98	193	44	84	22
AMCO 120 WT Holdings, LLC	1,607	138	(135)	(509)	(21)	(141)
Carolina Square Holdings LP	3,977	3,706	1,088	530	520	254
HICO Victory Center LP	83	126	83	126	42	63
Charlotte Gateway Village, LLC	—	6,572	(4)	3,296	(2)	1,647
Crawford Long - CPI, LLC	3,117	3,343	973	1,035	444	497
Other	—	196	—	61	—	333
	$15,515	$19,455	$3,993	$6,372	$1,903	$3,425
(1) Negative bases are included in deferred income on the consolidated balance sheets.
In March 2021, Carolina Square Holdings LP ("Carolina Square"), a 50% owned joint venture with NR 123 Franklin LLC ("Northwood Ravin"), issued a non-recourse mortgage note with a principal balance of $135.7 million. Proceeds from the issuance of this mortgage note were used to repay in full its $77.5 million construction loan that was set to mature May 1, 2021 and to make a pro-rata distribution of $26.0 million to each partner. The mortgage loan bears interest at the London Interbank Offering Rate ("LIBOR") plus 1.80% and matures on March 18, 2026.
In March 2020, the Company sold its 50% owned joint venture interest in Charlotte Gateway Village, LLC ("Gateway"), which owned a 1.1 million square foot office building in Charlotte, to its partner for a gross sales price of $52.2 million. The sale was triggered by the exercise of the partner's purchase option and the proceeds from this sale represent a 17% internal rate of return for the Company on its invested capital, as stipulated in the partnership agreement. The Company recognized a gain of $44.6 million on the sale of its interest in Gateway, net of $188,000 of estimated state income tax.
In February 2020, as part of its strategy to dispose of non-core assets, the Company sold its remaining interest in the Wildwood Associates joint venture, which owned a 6.3 acre parcel of land in Atlanta, to its venture partner for a gross sales price of $900,000. The Company recognized a gain of $1.3 million on the sale of its interest in Wildwood Associates, which included elimination of the remaining negative basis in the joint venture of $520,000.

5. INTANGIBLE ASSETS AND LIABILITIES
At March 31, 2021 and December 31, 2020, intangible assets included the following (in thousands):

	2021	2020
In-place leases, net of accumulated amortization of $222,779 and $212,413 in 2021 and 2020, respectively	$134,924	$145,290
Above-market rents, net of accumulated amortization of $35,131 and $33,548 in 2021 and 2020, respectively	23,377	24,960
Below-market ground lease, net of accumulated amortization of $1,242 and $1,173 in 2021 and 2020, respectively	17,171	17,240
Goodwill	1,674	1,674
	$177,146	$189,164
At March 31, 2021 and December 31, 2020, intangible liabilities included the following (in thousands):

	2021	2020
Below-market rents, net of accumulated amortization of $77,525 and $73,612 in 2021 and 2020, respectively	$64,307	$68,219
Above-market ground lease, net of accumulated amortization of $366 and $354 in 2021 and 2020, respectively	1,615	1,627
	$65,922	$69,846
Aggregate net amortization expense related to intangible assets and liabilities for the three months ended March 31, 2021 and March 31, 2020 was $8.0 million and $12.1 million, respectively. Over the next five years and thereafter, aggregate amortization of these intangible assets and liabilities is anticipated to be as follows (in thousands):

	In-Place Leases	Above-Market Rents	Below-Market Ground Lease	Below-Market Rents	Above-Market Ground Lease
2021 (nine months)	$27,964	$4,340	$207	$(10,623)	$(35)
2022	27,431	4,806	276	(11,755)	(46)
2023	22,527	3,915	276	(10,040)	(46)
2024	17,683	3,061	276	(8,929)	(46)
2025	13,702	2,014	276	(8,197)	(46)
Thereafter	25,617	5,241	15,860	(14,763)	(1,396)
	$134,924	$23,377	$17,171	$(64,307)	$(1,615)
The carrying amount of goodwill did not change during the three months ended March 31, 2021 and 2020.
6. OTHER ASSETS
Other assets on the consolidated balance sheets as of March 31, 2021 and December 31, 2020 included the following (in thousands):

	2021	2020
Predevelopment costs and earnest money	$18,519	$17,841
Furniture, fixtures and equipment, leasehold improvements, and other deferred costs, net of accumulated depreciation of $33,482 and $32,582 in 2021 and 2020, respectively	16,724	17,211
Prepaid expenses and other assets	12,180	6,095
Lease inducements, net of accumulated amortization of $3,588 and $3,316 in 2021 and 2020, respectively	5,979	5,771
Line of credit deferred financing costs, net of accumulated amortization of $4,840 and $4,461 in 2021 and 2020, respectively	2,642	3,021
	$56,044	$49,939
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

7. NOTES PAYABLE
The following table summarizes the terms of notes payable outstanding at March 31, 2021 and December 31, 2020 ($ in thousands):

Description	Interest Rate (1)	Maturity (2)	2021	2020
Unsecured Notes:
Credit Facility, Unsecured	1.16%	2023	$289,000	$232,400
Term Loan, Unsecured	1.31%	2021	250,000	250,000
2019 Senior Notes, Unsecured	3.95%	2029	275,000	275,000
2017 Senior Notes, Unsecured	3.91%	2025	250,000	250,000
2019 Senior Notes, Unsecured	3.86%	2028	250,000	250,000
2019 Senior Notes, Unsecured	3.78%	2027	125,000	125,000
2017 Senior Notes, Unsecured	4.09%	2027	100,000	100,000
			1,539,000	1,482,400
Secured Mortgage Notes:
Fifth Third Center	3.37%	2026	136,222	137,057
Terminus 100	5.25%	2023	114,183	114,997
Colorado Tower	3.45%	2026	114,040	114,660
Promenade	4.27%	2022	91,722	92,593
816 Congress	3.75%	2024	77,784	78,232
Terminus 200	3.79%	2023	73,912	74,354
Legacy Union One	4.24%	2023	66,000	66,000
			673,863	677,893
			$2,212,863	$2,160,293

Unamortized premium			6,658	7,574
Unamortized loan costs			(4,829)	(5,148)
Total Notes Payable			$2,214,692	$2,162,719
(1) Interest rate as of March 31, 2021.
(2) Weighted average maturity of notes payable outstanding at March 31, 2021 was 4.3 years.
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
At March 31, 2021, the Credit Facility's spread over LIBOR was 1.05%. The amount that the Company may draw under the Credit Facility is a defined calculation based on the Company's unencumbered assets and other factors. The total available borrowing capacity under the Credit Facility was $711.0 million at March 31, 2021.
Term Loan
The Company has a $250 million unsecured term loan (the "Term Loan") that matures on December 2, 2021. The Term Loan has financial covenants consistent with those of the Credit Facility. The interest rate applicable to the Term Loan varies according to the Company’s leverage ratio and may, at the election of the Company, be determined based on either (1) the current LIBOR plus a spread of between 1.20% and 1.70%, based on leverage or (2) the greater of Bank of America's prime rate, the federal funds rate plus 0.50%, or the one-month LIBOR plus 1.00% (the “Base Rate”), plus a spread of between 0.00% and 0.75%, based on leverage. At

March 31, 2021, the Term Loan's spread over LIBOR was 1.20%. The Company is in compliance with all covenants of the Term Loan.
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
Secured Mortgage Notes
On February 3, 2020, the Company prepaid in full, without penalty, the $23 million Meridian Mark Plaza mortgage note.
As of March 31, 2021, the Company had $673.9 million outstanding on seven non-recourse mortgage notes. All interest rates on the secured mortgage notes are fixed. Assets with depreciated carrying values of $1.1 billion were pledged as security on these mortgage notes payable.
Other Debt Information
At March 31, 2021 and December 31, 2020, the estimated fair value of the Company’s notes payable was $2.3 billion calculated by discounting the debt's remaining contractual cash flows at estimated rates at which similar loans could have been obtained at March 31, 2021 and December 31, 2020. The estimate of the current market rate, which is the most significant input in the discounted cash flow calculation, is intended to replicate debt of similar maturity and loan-to-value relationship. These fair value calculations are considered to be Level 2 under the guidelines as set forth in ASC 820 as the Company utilizes market rates for similar type loans from third party brokers.
For the three months ended March 31, 2021 and 2020, interest expense was recorded as follows (in thousands):

	2021	2020
Total interest incurred	$18,520	$21,213
Interest capitalized	(1,312)	(5,309)
Total interest expense	$17,208	$15,904
8. OTHER LIABILITIES
Other liabilities on the consolidated balance sheets as of March 31, 2021 and December 31, 2020 included the following (in thousands):

	2021	2020
Ground lease liability	$58,284	$58,619
Prepaid rent	34,466	30,479
Security deposits	13,088	13,098
Restricted stock unit liability	4,607	10,613
Other liabilities	5,450	5,294
	$115,895	$118,103

9. COMMITMENTS AND CONTINGENCIES
Commitments
The Company had no letters of credit outstanding and had outstanding performance bonds totaling $577,000 at March 31, 2021. As a lessor, the Company had $144.0 million in future obligations under leases to fund tenant improvements and other future construction obligations at March 31, 2021.
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
Contingencies
Recent events related to the COVID-19 pandemic and the actions taken to contain it have created substantial uncertainty for all businesses, including the Company. The Company’s condensed consolidated financial statements as of and for the three months ended March 31, 2021 have been prepared in light of these circumstances without any impairments on held for use long-lived investments or significant valuation adjustments to amounts due from tenants. However, circumstances related to the COVID-19 pandemic may result in recording impairments or material valuation adjustments to amounts due from tenants in future periods.
10.    STOCKHOLDERS' EQUITY
In the first quarter of 2020, the Company issued 1.7 million shares of common stock in connection with the redemption of 1.7 million limited partnership units in CPLP. Each of the redeemed limited partnership units in CPLP was "paired" with a share of limited voting preferred stock with a par value of $1 per share. The shares of limited voting preferred stock were automatically redeemed by Cousins without consideration when their paired limited partnership unit in CPLP was redeemed. After this redemption the Company no longer has any preferred stock outstanding.
11. REVENUE RECOGNITION
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
For the three months ended March 31, 2021, the Company recognized rental property revenues of $184.8 million, of which $47.8 million represented variable rental revenue. For the three months ended March 31, 2020, the Company recognized rental property revenues of $189.1 million, of which $54.1 million represented variable rental revenue.
For the three months ended March 31, 2021, the Company recognized fee and other revenue of $4.7 million. For the three months ended March 31, 2020, the Company recognized fee and other revenue of $4.8 million.

12. STOCK-BASED COMPENSATION
The Company maintains the Cousins Properties Incorporated 2019 Omnibus Incentive Stock Plan (the "2019 Plan") under which the Company has several types of stock-based compensation — stock options, restricted stock, and restricted stock units ("RSUs").
The Company's compensation expense for the three months ended March 31, 2021 relates to restricted stock and RSUs awarded in 2021, 2020, 2019, and 2018. Compensation expense for the three months ended March 31, 2020 relates to restricted stock and RSUs awarded in 2020, 2019, 2018, and 2017. Restricted stock, the 2021 RSUs, and the 2020 RSUs are equity-classified awards (settled in shares of the Company) for which compensation expense per share is fixed. The 2019, 2018, and 2017 RSUs are liability-classified awards (settled in cash) for which the expense fluctuates from period to period dependent, in part, on the Company's stock price. For the three months ended March 31, 2021 and 2020, stock-based compensation expense, net of forfeitures, was recorded as follows (in thousands):

	2021	2020
Equity-classified awards:
Restricted stock	$632	$696
Market based RSUs	773	427
Performance based RSUs	256	161
Director grants	6	—
Total equity-classified award expense, net of forfeitures	1,667	1,284

Liability-classified awards
Market based RSUs	113	(1,019)
Performance based RSUs	106	(184)
Time vested RSUs	162	149
Dividend equivalent units	26	34
Total liability-classified award expense, net of forfeitures	407	(1,020)
Total stock-based compensation expense, net of forfeitures	$2,074	$264
Information on the Company's stock compensation plan, including information on the Company's equity-classified and liability-classified awards is discussed in note 16 of the notes to consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.
Grants of Equity-Classified Awards
Under the 2019 Plan, in February 2021 the Company granted three types of equity-classified awards to key employees: (1) RSUs based on the Total Stockholder Return ("TSR") of the Company, as defined in the award documents, relative to that of office peers included in the SNL US Office REIT Index (the "Market-based RSUs"), (2) RSUs based on the ratio of cumulative funds from operations per share to targeted cumulative funds from operations per share (the “Performance-based RSUs”), and (3) restricted stock.
The RSU awards are equity-classified awards to be settled in stock with issuance dependent upon the attainment of required service, market, and performance criteria. For the Market-based RSUs the Company expenses an estimate of the fair value of the awards on the grant date, calculated using a Monte Carlo valuation at grant date, ratably over the vesting period, adjusting only for forfeitures when they occur. The expense of these Market-based RSUs is not adjusted for the number of awards that actually vest. For the Performance-based RSUs, the Company expenses the awards over the vesting period using the grant date fair market value of the Company's stock on the grant date. The expense is recognized ratably over the vesting period and adjusted each quarter based on the number of shares expected to vest and for forfeitures when they occur. The performance period for the Performance-based RSUs and TSR measurement period for the Market-based RSUs awarded is three years starting on January 1 of the year of issuance and ending on December 31. The ultimate settlement of these awards can range from 0% to 200% of the targeted number of units depending on the achievement of the market and performance metrics described above.
The restricted stock vests ratably over three years from the grant date. In February 2021, the Company also issued 185 shares of stock to an independent member of the board of directors reflecting the exercise by a director to receive common stock in lieu of prorated cash compensation for service as committee chair, which vested immediately on the issuance date. The Company records restricted stock in common stock and additional paid-in capital at fair value on the grant date, with the offsetting deferred compensation also recorded in additional paid-in capital. The Company records compensation expense over the vesting period.

The following table summarizes the grants of equity-classified awards made by the Company in February 2021.

Shares and Targeted Units Granted
Market-based RSUs	101,791
Performance-based RSUs	43,622
Restricted stock	102,262
Director grants	185
The Monte Carlo valuation used to determine the grant date fair value of the equity-classified Market-based RSUs included the following assumptions for those RSUs granted in February 2021:

		Assumptions for RSUs Granted
Volatility	(1)	37.50%
Risk-free rate	(2)	0.17%
Stock beta	(3)	1.04%
(1) Based on historical volatility over three years using daily stock price.
(2) Reflects the yield on three-year Treasury bonds as reported by the Federal Reserve in the H.15 release.
(3) Betas are calculated with up to three years of daily stock price data.

13. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2021 and 2020 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2021	2020
Earnings per Common Share - basic:
Numerator:
Net income	$29,311	$175,309
Net income attributable to noncontrolling interests in CPLP from continuing operations	(6)	(302)
Net income attributable to other noncontrolling interests	(195)	(64)
Net income available to common stockholders	$29,110	$174,943

Denominator:
Weighted average common shares - basic	148,624	147,424
Net income per common share - basic	$0.20	$1.19

Earnings per common share - diluted:
Numerator:
Net income	$29,311	$175,309
Net income attributable to other noncontrolling interests	(195)	(64)
Net income available for common stockholders before allocation of net income attributable to noncontrolling interests in CPLP	$29,116	$175,245

Denominator:
Weighted average common shares - basic	148,624	147,424
Add:
Potential dilutive common shares - stock options	4	15
Potential dilutive common shares - restricted stock units, less shares assumed purchased at market price	72	2
Weighted average units of CPLP convertible into common shares	25	1,120
Weighted average common shares - diluted	148,725	148,561
Net income per common share - diluted	$0.20	$1.18

Anti-dilutive stock options represent stock options whose exercise price exceeds the average market value of the Company’s stock. As of March 31, 2021 and December 31, 2020, there were no anti-dilutive stock options included in the calculation of dilutive weighted average shares. As of March 31, 2021, the Company has no stock options outstanding.

14. CONSOLIDATED STATEMENTS OF CASH FLOWS - SUPPLEMENTAL INFORMATION
Supplemental information related to the cash flows, including significant non-cash activity affecting the consolidated statement of cash flows, for the three months ended March 31, 2021 and 2020 is as follows (in thousands):

	2021	2020
Interest paid	$26,634	$27,288
Income taxes paid	155	—
Non-Cash Activity:
Common stock dividends declared and accrued	46,167	44,563
Change in accrued property, acquisition, development, and tenant expenditures	3,481	13,845
Transfers from projects under development to operating properties	—	95,185
Transfer from land held and other assets to projects under development	—	29,121

The following table provides a reconciliation of cash, cash equivalents, and restricted cash recorded on the consolidated balance sheets to cash, cash equivalents, and restricted cash in the consolidated statements of cash flows (in thousands):

	March 31, 2021	December 31, 2020
Cash and cash equivalents	$14,576	$4,290
Restricted cash	1,256	1,848
Total cash, cash equivalents, and restricted cash	$15,832	$6,138
15. REPORTABLE SEGMENTS
The Company's segments are based on the method of internal reporting, which classifies operations by property type and geographical area. The segments by property type are Office and Mixed-Use. The segments by geographical region are Atlanta, Austin, Charlotte, Dallas, Phoenix, Tampa, and Other. Included in Other are properties located in Chapel Hill, Fort Worth, Houston, and a property in Cherry Hill, New Jersey, which was sold in February 2020. These reportable segments represent an aggregation of operating segments reported to the Chief Operating Decision Maker (our Chief Executive Officer) based on similar economic characteristics that include the type of property and the geographical location. Each segment includes both consolidated operations and the Company's share of joint venture operations.
Company management evaluates the performance of its reportable segments in part based on net operating income (“NOI”). NOI represents rental property revenues, less termination fees, less rental property operating expenses. NOI is not a measure of cash flows or operating results as measured by GAAP, is not indicative of cash available to fund cash needs, and should not be considered an alternative to cash flows as a measure of liquidity. All companies may not calculate NOI in the same manner. The Company considers NOI to be an appropriate supplemental measure to net income as it helps both management and investors understand the core operations of the Company's operating assets. NOI excludes fee income, other revenue, corporate general and administrative expenses, reimbursed expenses, interest expense, depreciation and amortization, impairments, gains/loss on sales of real estate, gain/loss on extinguishment of debt, transaction costs and other non-operating items.

Segment net income, amount of capital expenditures, and total assets are not presented in the following tables because management does not utilize these measures when analyzing its segments or when making resource allocation decisions. Information on the Company's segments along with a reconciliation of NOI to net income for years ended three months ended March 31, 2021 and 2020 are as follows (in thousands):

Three Months Ended March 31, 2021	Office	Mixed-Use	Total
Revenues:
Atlanta	$64,792	$359	$65,151
Austin	58,033	—	58,033
Charlotte	21,727	—	21,727
Dallas	4,484	—	4,484
Phoenix	12,738	—	12,738
Tampa	14,571	—	14,571
Other	14,095	1,245	15,340
Total segment revenues	190,440	1,604	192,044
Less: Company's share of rental property revenues from unconsolidated joint ventures	(5,633)	(1,604)	(7,237)
Total rental property revenues	$184,807	$—	$184,807

Three Months Ended March 31, 2020	Office	Mixed-Use	Total
Revenues:
Atlanta	$65,877	$35	$65,912
Austin	48,747	—	48,747
Charlotte	34,537	—	34,537
Dallas	4,471	—	4,471
Phoenix	13,159	—	13,159
Tampa	14,112	—	14,112
Other	16,494	1,262	17,756
Total segment revenues	197,397	1,297	198,694
Less: Company's share of rental property revenues from unconsolidated joint ventures	(8,268)	(1,297)	(9,565)
Total rental property revenues	$189,129	$—	$189,129
NOI by reportable segment for the three months ended March 31, 2021 and 2020 are as follows (in thousands):

Three Months Ended March 31, 2021	Office	Mixed-Use	Total
Net Operating Income:
Atlanta	$43,045	$151	$43,196
Austin	34,278	—	34,278
Charlotte	15,257	—	15,257
Dallas	3,551	—	3,551
Phoenix	9,025	—	9,025
Tampa	9,402	—	9,402
Other	7,541	874	8,415
Total Net Operating Income	$122,099	$1,025	$123,124

Three Months Ended March 31, 2020	Office	Mixed-Use	Total
Net Operating Income:
Atlanta	$44,855	$(60)	$44,795
Austin	29,294	—	29,294
Charlotte	22,113	—	22,113
Dallas	3,639	—	3,639
Phoenix	9,793	—	9,793
Tampa	8,144	—	8,144
Other	9,128	876	10,004
Total Net Operating Income	$126,966	$816	$127,782
The following reconciles Net Operating Income to net income for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2021	2020
Net Operating Income	$123,124	$127,782
Net operating income from unconsolidated joint ventures	(4,754)	(6,035)
Fee income	4,529	4,732
Termination fee income	42	2,844
Other income	214	37
Reimbursed expenses	(368)	(521)
General and administrative expenses	(6,733)	(5,652)
Interest expense	(17,208)	(15,904)
Depreciation and amortization	(70,870)	(71,614)
Transaction costs	—	(365)
Other expenses	(590)	(566)
Income from unconsolidated joint ventures	1,903	3,425
Gain on sales of investments in unconsolidated joint ventures	39	46,230
Gain (loss) on investment property transactions	(17)	90,916
Net income	$29,311	$175,309

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview of 2021 Performance and Company and Industry Trends
Cousins Properties Incorporated ("Cousins") (and collectively, with its subsidiaries, the "Company," "we," "our," or "us") is a publicly traded (NYSE: CUZ), self-administered, and self-managed real estate investment trust, or REIT. Cousins conducts substantially all of its business through Cousins Properties, LP ("CPLP"). Cousins owns in excess of 99% of CPLP and consolidates CPLP. CPLP owns Cousins TRS Services LLC, a taxable entity which owns and manages its own real estate portfolio and performs certain real estate related services for other parties. Our strategy is to create value for our stockholders through ownership of the premier urban office portfolio in the Sun Belt markets, with a particular focus on Atlanta, Austin, Charlotte, Phoenix, Tampa, and Dallas. This strategy is based on a disciplined approach to capital allocation that includes asset acquisitions, selective development projects, and timely dispositions of non-core assets. This strategy is also based on a simple, flexible, and low-leveraged balance sheet that allows us to pursue compelling growth opportunities at the most advantageous points in the cycle. To implement this strategy, we leverage our strong local operating platforms within each of our major markets.
During the quarter, we leased or renewed 271,000 square feet of office space. The weighted average net effective rent of these leases, representing base rent less operating expense reimbursements and leasing costs, was $23.53 per square foot. For those office spaces that were under lease within the past year, net effective rent increased 21.5%. Same property net operating income (defined below) for consolidated properties and our share of unconsolidated properties decreased by 4.1% between the three months ended March 31, 2021 and 2020. The decrease in same property net operating income is primarily driven by decreases in parking revenue resulting from decreased physical occupancy at our properties during the quarter, due to the ongoing COVID-19 pandemic, and the expiration of the lease for a tenant at One South at the Plaza occupying a significant portion of the space.
We acquired a land parcel adjacent to some of our operating properties in Atlanta, Georgia for $8 million through a 95% owned consolidated joint venture.
Subsequent to quarter end, we sold Burnett Plaza for a sale price of $137.5 million, on April 7, 2021, and recognized a gain of $364,000. We used the net proceeds of this sale to pay down our Credit Facility.
On a regular basis we review and, as appropriate, revise our corporate contingency plan, which addresses the steps necessary to respond to an unexpected interruption of business, including the unavailability of our corporate office space. Since March 2020, in accordance with the advice of the CDC due to the threat presented by the ongoing COVID-19 pandemic, our tenants widely adopted remote working for their office employees and the physical occupancy at our buildings decreased accordingly. The rental obligations under our leases have not been materially affected by the COVID-19 pandemic to date, and any requests for rent adjustments are addressed on a case-by-case basis. With the increasing availability of vaccines, we anticipate increases in physical occupancy at our properties, which will result in increased demand for monthly and transient parking.
Although the impact to our business of the COVID-19 pandemic has not been severe to date, the long-term impact of the pandemic on our tenants or prospective tenants and the world-wide economy is uncertain and will depend on the scope, severity, and duration of the pandemic, along with the speed of vaccinations in our markets and a return to the office by our tenants. A prolonged economic downturn resulting from the pandemic could adversely affect many of our tenants or prospective tenants, which could, in turn, adversely impact our business, financial condition, and results of operations.

Results of Operations For The Three Months Ended March 31, 2021
General
Net income available to common stockholders for the three months ended March 31, 2021 and 2020 was $29.1 million and $174.9 million, respectively. We detail below material changes in the components of net income available to common stockholders for the three months ended March 31, 2021 compared to 2020.
Rental Property Revenue, Rental Property Operating Expenses, and Net Operating Income
The following results include the performance of our Same Property portfolio. Our Same Property portfolio include office properties that have been fully operational and owned by us in each of the comparable reporting periods. A fully operational property is one that has achieved 90% economic occupancy or has been substantially complete for at least one year. Properties held for sale at March 31, 2021 are excluded from Same Property.
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
Rental property revenues, rental property operating expenses, and NOI changed between the 2021 and 2020 periods as follows ($ in thousands):

	Three Months Ended March 31, 2021
	2021	2020	$ Change	% Change
Rental Property Revenues
Same Property	$162,619	$167,164	$(4,545)	(2.7)%
Non-Same Properties	22,146	19,121	3,025	15.8%
Termination Fee Income	42	2,844	(2,802)	(98.5)%
Total Rental Property Revenues	$184,807	$189,129	$(4,322)	(2.3)%

Rental Property Operating Expenses
Same Property	$58,596	$58,578	$18	—%
Non-Same Properties	7,799	7,777	22	0.3%
3344 Peachtree Legal Expense Recovery	—	(1,817)	1,817	(100.0)%
Total Rental Property Operating Expenses	$66,395	$64,538	$1,857	2.9%

Net Operating Income
Same Property NOI	$104,023	$108,586	$(4,563)	(4.2)%
Non-Same Properties	14,347	11,344	3,003	26.5%
3344 Peachtree Legal Expense Recovery	—	1,817	(1,817)	(100.0)%
Total NOI	$118,370	$121,747	$(1,560)	(1.3)%
Same property rental property revenues decreased between the 2021 and 2020 periods primarily due to a decrease in 2021 parking revenues resulting from decreased physical occupancy at our properties due to the ongoing COVID-19 pandemic. Same Property operating expenses have been adjusted to remove a $1.8 million one-time credit for construction-related legal expenses that were recovered through settlement during the three months ended March 31, 2020.
Revenues and expenses of Non-Same Property increased between 2021 and 2020 periods primarily as a result of completed development and commencement of operations at Domain 10, Domain 12, and Avalon 10000 and the addition of The RailYard in November 2020, partially offset primarily by the sales of Hearst Tower and Woodcrest in the first quarter of 2020.
General and Administrative Expenses
General and administrative expenses increased $1.1 million, or 19.1%, for the three months ended March 31, 2021 compared to the same period in the prior year. This increase is primarily driven by long-term compensation expense increases as a result of fluctuations in our common stock price for our liability-classified awards.
Interest Expense
Interest expense, net of amounts capitalized, increased $1.3 million, or 8.2%, for the three months ended March 31, 2021 compared to the same period in the prior year. This increase is primarily due to a decrease in interest capitalized in the first quarter of 2021 as a result of the start of preliminary operational activity for projects in their final stages of development after March 31, 2020.
Depreciation and Amortization
Depreciation and amortization changed between the 2021 and 2020 periods as follows ($ in thousands):

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
Depreciation and Amortization
Same Property	$63,546	$68,318	$(4,772)	(7.0)%
Non-Same Properties	7,166	3,089	4,077	132.0%
Non-Real Estate Assets	158	207	(49)	(23.7)%
Total Depreciation and Amortization	$70,870	$71,614	$(744)	(1.0)%
Depreciation and amortization of Same Properties decreased between the 2021 and 2020 periods primarily as a result of tenant move outs at One South at the Plaza since March 31, 2020.

Depreciation and amortization of Non-Same Properties increased between the 2021 and 2020 periods primarily as a result of the completed development and commencement of depreciation at Domain 10, Domain 12, and Avalon 10000 and the addition of The RailYard in November 2020, partially offset by the sale of Gateway Village in March of 2020.
Transaction Costs
Transaction costs for the three months ended March 31, 2020 primarily relate to the merger with TIER REIT, Inc. ("TIER"). These costs include financial advisory, legal, accounting, severance, and other costs of combining our operations with TIER.
Income from Unconsolidated Joint Ventures
Income from unconsolidated joint ventures consisted of the Company's share of the following ($ in thousands):

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
Net operating income	$4,754	$6,035	$(1,281)	(21.2)%
Termination fee income	—	1	(1)	(100.0)%
Other income, net	29	68	(39)	(57.4)%
Depreciation and amortization	(2,365)	(2,347)	(18)	0.8%
Interest expense	(515)	(650)	135	(20.8)%
Net gain on sale of investment property	—	318	(318)	(100.0)%
Income from unconsolidated joint ventures	$1,903	$3,425	$(1,522)	(44.4)%
Net operating income from unconsolidated joint ventures decreased between 2021 and 2020 periods primarily due to the sale of our interest in Gateway Village in March of 2020.
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
Gain (loss) on Investment Property Transactions
The gain (loss) on investment property transactions for the three months ended March 31, 2021 and 2020 are due to the sale of Hearst Tower. The combined sales prices of the Hearst Tower and Woodcrest dispositions in 2020 represented a weighted average capitalization rate of 5.1%. Capitalization rates are calculated by dividing projected annualized NOI by the sales price.
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
FFO is used by industry analysts and investors as a supplemental measure of a REIT’s operating performance. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry investors and analysts have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. Thus, NAREIT created FFO as a supplemental measure of REIT operating performance that excludes historical cost depreciation, among other items, from GAAP net income. The use of FFO, combined with the required primary GAAP presentations, has been fundamentally beneficial, improving the understanding of operating results of REITs among the investing public and making comparisons of REIT operating results more meaningful. Company management evaluates operating performance in part based on FFO. Additionally, we use FFO, along with other measures, to assess performance in connection with evaluating and granting incentive compensation to its officers and other key employees. The reconciliation of net income to FFO is as follows for the three months ended March 31, 2021 and 2020 (in thousands, except per share information):

	Three months ended March 31,
	2021			2020
	Dollars	Weighted Average Common Shares	Per Share Amount	Dollars	Weighted Average Common Shares	Per Share Amount
Net Income Available to Common Stockholders	$29,110	148,624	$0.20	$174,943	147,424	$1.19
Noncontrolling interest related to unitholders	6	25	—	302	1,120	—
Conversion of stock options	—	4	—	—	15	—
Conversion of unvested restricted stock units	—	72	—	—	2	—

Net Income — Diluted	29,116	148,725	0.20	175,245	148,561	1.18
Depreciation and amortization of real estate assets:
Consolidated properties	70,712	—	0.47	71,406	—	0.48
Share of unconsolidated joint ventures	2,365	—	0.02	2,347	—	0.02
Partners' share of real estate depreciation	(211)	—	—	(149)	—	—
Gain/loss on sale of depreciated properties:
Consolidated properties	17	—	—	(90,916)	—	(0.61)
Share of unconsolidated joint ventures	—	—	—	(318)	—	—
Investments in unconsolidated joint ventures	(39)	—	—	(44,894)	—	(0.31)
Funds From Operations	$101,960	148,725	$0.69	$112,721	148,561	$0.76

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
The following table reconciles NOI for consolidated properties to net income (loss) for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2021	2020
Net income	$29,311	$175,309
Net operating income from unconsolidated joint ventures	4,754	6,035
Fee income	(4,529)	(4,732)
Termination fee income	(42)	(2,844)
Other income	(214)	(37)
Reimbursed expenses	368	521
General and administrative expenses	6,733	5,652
Interest expense	17,208	15,904
Depreciation and amortization	70,870	71,614
Acquisition and transaction costs	—	365
Other expenses	590	566
Income from unconsolidated joint ventures	(1,903)	(3,425)
Gain on sale of investment in unconsolidated joint ventures	(39)	(46,230)
Gain/loss on investment property transactions	17	(90,916)
Net Operating Income	$123,124	$127,782
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
As of March 31, 2021, the Company had $289.0 million drawn under the Credit Facility and the ability to borrow the remaining $711.0 million, and $14.6 million of cash and cash equivalents. While we expect to have sufficient liquidity to meet our obligations for the foreseeable future, the COVID-19 pandemic and associated responses could adversely impact our future cash flows and financial condition.

Contractual Obligations and Commitments
The following table sets forth information as of March 31, 2021 with respect to our outstanding contractual obligations and commitments (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 years
Contractual Obligations:
Company debt:
Unsecured credit facility	$289,000	$—	$289,000	$—	$—
Unsecured senior notes	1,000,000	—	—	250,000	750,000
Term loan	250,000	250,000	—	—	—
Mortgage notes payable	673,863	12,338	355,556	85,842	220,127
Interest commitments (1)	340,605	62,978	107,774	90,465	79,388
Ground leases	214,270	3,049	5,566	8,705	196,950
Other operating leases	185	139	40	6	—
Total contractual obligations	$2,767,923	$328,504	$757,936	$435,018	$1,246,465
Commitments:
Unfunded tenant improvements and construction obligations	$144,015	$130,229	$13,786	$—	$—
Performance bonds	577	577	—	—	—
Total commitments	$144,592	$130,806	$13,786	$—	$—
(1)Interest on variable rate obligations is based on rates effective as of March 31, 2021.
In addition, we have several standing or renewable service contracts mainly related to the operation of buildings. These contracts are in the ordinary course of business and are generally one year or less. These contracts are not included in the above table and are usually reimbursed in whole or in part by tenants.
Other Debt Information
Our existing mortgage debt is non-recourse, fixed-rate mortgage notes secured by various real estate assets. We expect to either refinance our non-recourse mortgage loans at maturity or repay the mortgage loans with other capital resources, including our credit facility, unsecured debt, non-recourse mortgages, construction loans, the sale of assets, joint venture equity, the issuance of common stock, the issuance of preferred stock, or the issuance of units of CPLP. Many of our non-recourse mortgages contain covenants which, if not satisfied, could result in acceleration of the maturity of the debt. We expect to either refinance the non-recourse mortgages at maturity or repay mortgages with proceeds from asset sales, debt, or other capital sources. We are in compliance with all covenants of our existing non-recourse mortgages, Credit Facility, unsecured senior notes, and $250 million unsecured term loan (the "Term Loan").
76% of our debt bears interest at a fixed rate. Our variable-interest debt instruments, including our Credit Facility and Term Loan, may use LIBOR as a benchmark for establishing the rate. LIBOR has been the subject of regulatory guidance and proposals for reform and in July 2017, the United Kingdom's Financial Conduct Authority ("FCA") (the authority that regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. In March 2021, the FCA announced that it now intends to cease the US dollar LIBOR setting on June 30, 2023. These reforms may cause LIBOR to no longer be provided or to perform differently than in the past. Recent proposals for LIBOR reforms may result in the establishment of new methods of calculating LIBOR or the establishment of one or more alternative benchmark rates. If LIBOR is no longer widely available, or otherwise at our option, our variable-interest debt instruments, including our Credit Facility and Term Loan, provide for alternate interest rate calculations.
There can be no assurances as to what alternative interest rates may be and whether such interest rates will be more or less favorable than LIBOR and any other unforeseen impacts of the potential discontinuation of LIBOR. The Company intends to continue monitoring the developments with respect to the planned phasing out of US dollar LIBOR after 2023 and work with its lenders to ensure any transition away from LIBOR will have minimal impact on its financial condition, but can provide no assurances regarding the impact of the discontinuation of LIBOR.

Future Capital Requirements
To meet capital requirements for future investment activities over the long-term, we intend to actively manage our portfolio of properties and strategically sell assets to exit our non-core holdings and reposition our portfolio geographically. We expect to continue to utilize cash retained from operations as well third-party sources of capital such as indebtedness to fund future commitments as well as utilize construction facilities for some development assets, if available and under appropriate terms.
We may also generate capital through the issuance of securities that include common or preferred stock, warrants, debt securities, depositary shares, or the issuance of CPLP limited partnership units.
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
Cash Flows
We report and analyze our cash flows based on operating activities, investing activities, and financing activities. The following table sets forth the changes in cash flows (in thousands):

	Three Months Ended March 31,
	2021	2020	Change
Net cash provided by operating activities	$35,777	$12,964	$22,813
Net cash provided by (used in) investing activities	(35,772)	417,784	(453,556)
Net cash provided by (used in) financing activities	9,689	(321,777)	331,466
The reasons for significant increases and decreases in cash flows between the periods are as follows:
Cash Flows from Operating Activities. Cash flows from operating activities increased $22.8 million between the 2021 and 2020 three month periods primarily due to the completed development of and commencement of operations at Domain 10, Domain 12, and 10000 Avalon in 2020, partially offset by operations at Hearst Tower and Woodcrest, which were sold in the first quarter of 2020.
Cash Flows from Investing Activities. Cash flows from investing activities decreased $453.6 million between the 2021 and 2020 three month periods primarily due to cash received from the sales of the Hearst Tower and Woodcrest operating properties, combined with the sales of our interests in the Gateway Village and Wildwood Associates joint ventures in 2020, partially offset by the capital distribution made by the Carolina Square Holdings LP joint venture.
Cash Flows from Financing Activities. Cash flows from financing activities increased $331.5 million between the 2021 and 2020 three month periods primarily due net borrowings on our Credit Facility in the first quarter of 2021 and net repayments on our Credit Facility in the first quarter of 2020.
Capital Expenditures. We incur costs related to our real estate assets that include acquisition of properties, development of new properties, redevelopment of existing or newly purchased properties, leasing costs for new or replacement tenants, and ongoing property repairs and maintenance.
Capital expenditures for assets we develop or acquire and then hold and operate are included in the property acquisition, development, and tenant asset expenditures line item within investing activities on the consolidated statements of cash flows. Amounts accrued are removed from the table below (accrued capital adjustment) to show the components of these costs on a cash basis. Components of costs included in this line item for the three months ended March 31, 2021 and 2020 are as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Operating — building improvements	$16,725	$5,105
Development	16,123	16,982
Operating — leasing costs	14,156	24,894
Purchase of land held for investment	8,174	—
Change in accrued capital expenditures	3,481	13,811
Capitalized personnel costs	1,398	1,882
Capitalized interest	1,312	5,309
Total property acquisition, development, and tenant asset expenditures	$61,369	$67,983

Capital expenditures decreased $6.6 million between the 2021 and 2020 periods primarily due to a decrease in leasing costs driven by a 205,000 square foot reduction in net leased volume and due to timing of payments for accrued capital expenditures. These decreases are partially offset by building improvements and renovations at Buckhead Plaza and One South at the Plaza and the purchase, inclusive of closing costs, of a land parcel in Atlanta.
The amounts of tenant improvement and leasing costs for our office portfolio on a per square foot basis for the three months ended March 31, 2021 and 2020 were as follows:

	2021	2020
New leases	$11.43	$12.33
Renewal leases	$6.01	$6.58
Expansion leases	$11.28	$8.28
The amounts of tenant improvement and leasing costs on a per square foot basis vary by lease and by market. Average leasing costs increased for expansion leases primarily due to one full floor lease signed in the first quarter of 2020 with no free rent and lower than average tenant improvements.
Dividends. We paid common dividends of $44.6 million and $42.6 million in the 2021 and 2020 three month periods, respectively. We expect to fund our future quarterly common dividends with cash provided by operating activities, also using proceeds from investment property sales, distributions from unconsolidated joint ventures, and indebtedness, if necessary.
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
Off Balance Sheet Arrangements
General. We have a number of off balance sheet joint ventures with varying structures, as described in note 8 of our 2020 Annual Report on Form 10-K and note 4 of this Form 10-Q. The joint ventures in which we have an interest are involved in the ownership, acquisition, and/or development of real estate. A venture will fund capital requirements or operational needs with cash from operations or financing proceeds, if possible. If additional capital is deemed necessary, a venture may request a contribution from the partners, and we will evaluate such request.
Debt. At March 31, 2021, our unconsolidated joint ventures had aggregate outstanding indebtedness to third parties of $288.3 million. These loans are generally mortgage or construction loans, which are non-recourse to us. In addition, in certain instances, we provide “non-recourse carve-out guarantees” on these non-recourse loans. Certain of these loans have variable interest rates, which creates exposure to the ventures in the form of market risk from interest rate changes.
In March 2021, Carolina Square Holdings LP, a 50% owned unconsolidated joint venture with NR 123 Franklin LLC, issued a non-recourse mortgage note with a principal of $135.7 million. Proceeds from the issuance of this mortgage note were used to repay in full its $77.5 million construction loan that was set to mature May 1, 2021 and to make a pro-rata distribution of $26.0 million to each partner. The mortgage loan bears interest at LIBOR plus 1.80%, matures on March 18, 2026, and contains standard financial covenants.
Critical Accounting Policies
There have been no material changes in the critical accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes in the market risk associated with our notes payable at March 31, 2021 compared to that as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

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
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer along with the Chief Financial Officer, of the effectiveness, design, and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon the foregoing, the Chief Executive Officer along with the Chief Financial Officer concluded that our disclosure controls and procedures were effective. In addition, based on such evaluation we have identified no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings.
Information regarding legal proceedings is described under the subheading "Litigation" in note 9 to the unaudited condensed consolidated financial statements set forth in this Form 10-Q.
Item 1A. Risk Factors
Risk factors that affect our business and financial results are discussed in Part I, "Item 1A. Risk Factors," of our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes in our risk factors from those previously disclosed in our Annual Report. You should carefully consider the risks described in our Annual Report, which could materially affect our business, financial condition or future results. The risks described in our Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
For information on our equity compensation plans, see note 16 of our Annual Report on Form 10-K, and note 12 to the unaudited condensed consolidated financial statements set forth in this Form 10-Q. We did not make any sales of unregistered securities during the first quarter of 2021. We did not purchase any common shares during the first quarter of 2021.

Item 5.    Other Information.
Results of 2021 Annual Meeting of Stockholders
On April 27, 2021, the Company held its annual meeting of stockholders. Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended. The following matters were submitted to a vote of the stockholders:
Proposal 1 - the votes regarding the election of eight directors for a term expiring in 2021 were as follows:

Name	For	Against	Abstentions	Broker Non-Votes
Charles T. Cannada	115,020,176	10,872,296	68,824	5,672,753
Robert M. Chapman	124,797,914	1,094,514	68,868	5,672,753
M. Colin Connolly	124,499,047	1,391,049	71,200	5,672,753
Scott W. Fordham	124,090,490	1,799,904	70,902	5,672,753
Lillian C. Giornelli	113,241,435	12,649,122	70,739	5,672,753
R. Kent Griffin, Jr.	113,521,798	12,369,462	70,036	5,672,753
Donna W. Hyland	116,659,370	9,238,152	63,774	5,672,753
R. Dary Stone	124,284,854	1,605,271	71,171	5,672,753
Proposal 2 - the advisory votes on executive compensation, often referred to as "say on pay," were as follows:

For	Against	Abstentions	Broker Non-Votes
118,870,146	6,964,004	127,146	5,672,753
Proposal 3 - the votes to ratify the appointment of Deloitte & Touche LLP as the Company's independent registered public accountant firm for the fiscal year ending December 31, 2021 were as follows:

For	Against	Abstentions
126,819,813	4,746,766	67,470

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

3.2		Bylaws of the Registrant, as amended and restated December 4, 2012, filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on December 7, 2012, and incorporated herein by reference.

31.1	†	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	†	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	†	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	†	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	†	The following financial information for the Registrant, formatted in inline XBRL (Extensible Business Reporting Language): (i) the consolidated balance sheets, (ii) the consolidated statements of operations, (iii) the consolidated statements of equity, (iv) the consolidated statements of cash flows, and (v) the notes to condensed consolidated financial statements.

104	†	Cover page interactive data file (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibit 101).

†	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

COUSINS PROPERTIES INCORPORATED
/s/ Gregg D. Adzema
Gregg D. Adzema
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)
Date: April 29, 2021