Form 10-Q
period 2021-06-30
COUSINS PROPERTIES INC
filed 2021-07-29
CIK 25232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 23, 2021
Common Stock, $1 par value per share	148,688,036 shares

FORWARD-LOOKING STATEMENTS

Certain matters contained in this report are “forward-looking statements” within the meaning of the federal securities laws and are subject to uncertainties and risks, as itemized in Item 1A included in the Annual Report on Form 10-K for the year ended December 31, 2020, and as itemized herein. These forward-looking statements include information about possible or assumed future results of the business and the Company's financial condition, liquidity, results of operations, plans, and objectives. They also include, among other things, statements regarding subjects that are forward-looking by their nature, such as:
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
•future changes in interest rates; and
•all statements that address operating performance, events, or developments that the Company expects or anticipates will occur in the future — including statements relating to creating value for stockholders.
Any forward-looking statements are based upon management's beliefs, assumptions, and expectations of the Company's future performance, taking into account information that is currently available. These beliefs, assumptions, and expectations may change as a result of possible events or factors, not all of which are known. If a change occurs, the Company's business, financial condition, liquidity, and results of operations may vary materially from those expressed in forward-looking statements. Actual results may vary from forward-looking statements due to, but not limited to, the following:
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
•changes in national and local economic conditions, the real estate industry, and the commercial real estate markets in which the Company operates (including supply and demand changes), particularly in Atlanta, Austin, Charlotte, Phoenix, Tampa, Dallas, and Nashville where the Company has high concentrations of the Company's lease revenues, including the impact of high unemployment, volatility in the public equity and debt markets, and international economic and other conditions;
•the impact of a public health crisis, including the COVID-19 pandemic, and the governmental and third-party response to such a crisis, which may affect the Company's key personnel, the Company's tenants, and the costs of operating the Company's assets;
•the impact of social distancing, shelter-in-place, border closings, travel restrictions, remote work requirements, and similar governmental and private measures taken to combat the spread of a public health crisis on the Company's operations and the
Company's tenants;
•sociopolitical unrest such as political instability, civil unrest, armed hostilities, or political activism, which may result in a disruption of day-to-day building operations;
•changes to the Company's strategy in regard to the Company's real estate assets may require impairment to be recognized;
•leasing risks, including the ability to obtain new tenants or renew expiring tenants, the ability to lease newly-developed and/or recently-acquired space, the failure of a tenant to commence or complete tenant improvements on schedule or to occupy leased space, and the risk of declining leasing rates;
•changes in the needs of the Company's tenants brought about by the desire for co-working arrangements, trends toward utilizing less office space per employee, and the effect of employees working remotely;
•any adverse change in the financial condition of one or more of the Company's tenants;
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
•potential changes to state, local, or federal regulations applicable to the Company's business;
•material changes in the rates, or the ability to pay, dividends on common shares or other securities;
•potential changes to the tax laws impacting REITs and real estate in general; and
•those additional risks and factors discussed in reports filed with the Securities and Exchange Commission ("SEC") by the Company.
The words “believes,” “expects,” “anticipates,” “estimates,” “plans,” “may,” “intend,” “will,” or similar expressions are intended to identify forward-looking statements. Although the Company believes that the plans, intentions, and expectations reflected in any forward-looking statements are reasonable, the Company can give no assurance that such plans, intentions, or expectations will be achieved. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information, or otherwise, except as required under U.S. federal securities laws.

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2021	December 31, 2020
	(unaudited)
Assets:
Real estate assets:
Operating properties, net of accumulated depreciation of $791,431 and $803,073 in 2021 and 2020, respectively	$5,917,710	$6,232,546
Projects under development	113,841	57,389
Land	153,938	162,406
	6,185,489	6,452,341

Real estate assets and other assets held for sale, net	260,247	125,746
Cash and cash equivalents	9,792	4,290
Restricted cash	1,256	1,848
Accounts receivable	22,626	20,248
Deferred rents receivable	146,712	138,341
Investment in unconsolidated joint ventures	112,718	125,481
Intangible assets, net	155,918	189,164
Other assets	51,212	49,939
Total assets	$6,945,970	$7,107,398
Liabilities:
Notes payable	$2,050,173	$2,162,719
Accounts payable and accrued expenses	172,172	186,267
Deferred income	78,331	62,319
Intangible liabilities, net	55,313	69,846
Other liabilities	111,695	118,103
Liabilities of real estate assets held for sale, net	10,882	12,606
Total liabilities	2,478,566	2,611,860
Commitments and contingencies
Equity:
Stockholders' investment:
Common stock, $1 par value per share, 300,000,000 shares authorized, 151,272,969 and 151,149,289 shares issued and outstanding in 2021 and 2020, respectively	151,273	151,149
Additional paid-in capital	5,546,336	5,542,762
Treasury stock at cost, 2,584,933 shares in 2021 and 2020	(148,473)	(148,473)
Distributions in excess of cumulative net income	(1,113,273)	(1,078,304)
Total stockholders' investment	4,435,863	4,467,134
Nonredeemable noncontrolling interests	31,541	28,404
Total equity	4,467,404	4,495,538
Total liabilities and equity	$6,945,970	$7,107,398

See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues:
Rental property revenues	$181,766	$175,099	$366,573	$364,228
Fee income	4,803	4,690	9,332	9,422
Other	68	126	282	163
	186,637	179,915	376,187	373,813
Expenses:
Rental property operating expenses	63,716	61,621	130,111	126,159
Reimbursed expenses	398	322	766	843
General and administrative expenses	7,313	8,543	14,046	14,195
Interest expense	16,656	13,993	33,864	29,897
Depreciation and amortization	71,456	72,868	142,326	144,482
Transaction costs	—	63	—	428
Other	824	552	1,414	1,118
	160,363	157,962	322,527	317,122

Income from unconsolidated joint ventures	1,795	1,715	3,698	5,140
Gain (loss) on sales of investments in unconsolidated joint ventures	—	(231)	39	45,999
Gain (loss) on investment property transactions	(9)	(201)	(26)	90,715
Net income	28,060	23,236	57,371	198,545
Net loss (income) attributable to noncontrolling interests	93	(135)	(108)	(501)
Net income available to common stockholders	$28,153	$23,101	$57,263	$198,044

Net income per common share — basic and diluted	$0.19	$0.16	$0.39	$1.34
Weighted average shares — basic	148,665	148,548	148,644	147,986
Weighted average shares — diluted	148,740	148,580	148,716	148,570

See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited; in thousands except per share amounts)

Three Months Ended June 30, 2021
	Common Stock	Additional Paid-In Capital	Treasury Stock	Distributions in Excess of Net Income	Stockholders’ Investment	Nonredeemable Noncontrolling Interests	Total Equity
Balance March 31, 2021	$151,240	$5,543,549	$(148,473)	$(1,095,361)	$4,450,955	$30,293	$4,481,248
Net income	—	—	—	28,153	28,153	(93)	28,060
Common stock issued pursuant to stock based compensation	35	1,300	—	—	1,335	—	1,335
Amortization of stock options, restricted stock, and restricted stock units, net of forfeitures	(2)	1,487	—	—	1,485	—	1,485
Contributions from nonredeemable noncontrolling interests	—	—	—	—	—	1,687	1,687
Distributions to nonredeemable noncontrolling interests	—	—	—	—	—	(346)	(346)
Common dividends ($0.31 per share)	—	—	—	(46,065)	(46,065)	—	(46,065)
Balance June 30, 2021	$151,273	$5,546,336	$(148,473)	$(1,113,273)	$4,435,863	$31,541	$4,467,404

Three Months Ended June 30, 2020
	Common Stock	Additional Paid-In Capital	Treasury Stock	Distributions in Excess of Net Income	Stockholders’ Investment	Nonredeemable Noncontrolling Interests	Total Equity
Balance March 31, 2020	$151,125	$5,538,875	$(148,473)	$(1,006,820)	$4,534,707	$24,291	$4,558,998
Net income	—	—	—	23,101	23,101	135	23,236
Common stock issued pursuant to stock based compensation	30	928	—	—	958	—	958
Amortization of stock options, restricted stock, and restricted stock units, net of forfeitures	(2)	1,142	—	—	1,140	—	1,140
Contributions from nonredeemable noncontrolling interests	—	—	—	—	—	780	780
Distributions to nonredeemable noncontrolling interests	—	—	—	—	—	(213)	(213)
Common dividends ($0.30 per share)	—	—	—	(44,570)	(44,570)	—	(44,570)
Balance June 30, 2020	$151,153	$5,540,945	$(148,473)	$(1,028,289)	$4,515,336	$24,993	$4,540,329

See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited; in thousands except per share amounts)

Six Months Ended June 30, 2021
	Preferred Stock	Common Stock	Additional Paid-In Capital	Treasury Stock	Distributions in Excess of Net Income	Stockholders’ Investment	Nonredeemable Noncontrolling Interests	Total Equity
Balance December 31, 2020	$—	$151,149	$5,542,762	$(148,473)	$(1,078,304)	$4,467,134	$28,404	$4,495,538
Net income	—	—	—	—	57,263	57,263	108	57,371
Common stock issued pursuant to stock based compensation	—	126	426	—	—	552	—	552
Amortization of stock options, restricted stock, and restricted stock units, net of forfeitures	—	(2)	3,148	—	—	3,146	—	3,146
Contributions from nonredeemable noncontrolling interests	—	—	—	—	—	—	3,382	3,382
Distributions to nonredeemable noncontrolling interests	—	—	—	—	—	—	(353)	(353)
Common dividends ($0.62 per share)	—	—	—	—	(92,232)	(92,232)	—	(92,232)
Balance June 30, 2021	$—	$151,273	$5,546,336	$(148,473)	$(1,113,273)	$4,435,863	$31,541	$4,467,404

Six Months Ended June 30, 2020
	Preferred Stock	Common Stock	Additional Paid-In Capital	Treasury Stock	Distributions in Excess of Net Income	Stockholders’ Investment	Nonredeemable Noncontrolling Interests	Total Equity
Balance December 31, 2019	$1,717	$149,347	$5,493,883	$(148,473)	$(1,137,200)	$4,359,274	$68,561	$4,427,835
Net income	—	—	—	—	198,044	198,044	501	198,545
Common stock issued pursuant to stock based compensation	—	90	(397)	—	—	(307)	—	(307)
Common stock issued pursuant to unitholder redemption	(1,717)	1,719	45,032	—	—	45,034	(45,034)	—
Amortization of stock options, restricted stock, and restricted stock units, net of forfeitures	—	(3)	2,427	—	—	2,424	—	2,424
Contributions from nonredeemable noncontrolling interests	—	—	—	—	—	—	1,816	1,816
Distributions to nonredeemable noncontrolling interests	—	—	—	—	—	—	(851)	(851)
Common dividends ($0.60 per share)	—	—	—	—	(89,133)	(89,133)	—	(89,133)
Balance June 30, 2020	$—	$151,153	$5,540,945	$(148,473)	$(1,028,289)	$4,515,336	$24,993	$4,540,329

See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in thousands)

	Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$57,371	$198,545
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales of investment in unconsolidated joint ventures	(39)	(45,999)
Gain (loss) on investment property transactions	26	(90,715)
Depreciation and amortization	142,326	144,482
Amortization and write-off of deferred financing costs and premium on notes payable	(272)	(446)
Equity-classified stock-based compensation expense, net of forfeitures	4,487	3,485
Effect of non-cash adjustments to rental revenues	(18,378)	(26,303)
Income from unconsolidated joint ventures	(3,698)	(5,140)
Operating distributions from unconsolidated joint ventures	7,677	3,351
Changes in other operating assets and liabilities:
Change in receivables and other assets, net	(3,383)	(20,243)
Change in operating liabilities, net	(18,427)	(27,429)
Net cash provided by operating activities	167,690	133,588
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from investment property sales, net	127,023	433,673
Proceeds from sale of interest in unconsolidated joint ventures, net	43	52,874
Property acquisition, development, and tenant asset expenditures	(116,009)	(235,466)
Return of capital distributions from unconsolidated joint venture	25,955	—
Contributions to unconsolidated joint ventures	(656)	(2,341)
Change in notes receivable and other assets	—	52
Net cash provided by investing activities	36,356	248,792
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facility	192,000	280,500
Repayment of credit facility	(392,400)	(532,000)
Repayment of notes payable	(8,102)	(30,760)
Payment of deferred financing costs	(3,014)	—
Contributions from noncontrolling interests	3,382	1,816
Distributions to nonredeemable noncontrolling interests	(353)	(851)
Common dividends paid	(90,649)	(87,123)
Issuance of term loan	350,000	—
Repayment of term loan	(250,000)	—
Other	—	(1,368)
Net cash used in financing activities	(199,136)	(369,786)
NET INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	4,910	12,594
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	6,138	17,608
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$11,048	$30,202
See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
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
Cousins, CPLP, CTRS, and their subsidiaries (collectively, the “Company”) develop, acquire, lease, manage, and own primarily Class A office properties and opportunistic mixed-use developments in the Sun Belt markets of the United States with a focus on Atlanta, Austin, Charlotte, Phoenix, Tampa, and Dallas. Cousins has elected to be taxed as a REIT and intends to, among other things, distribute 100% of its net taxable income to stockholders, thereby eliminating any liability for federal income taxes under current law. Therefore, the results included herein do not include a federal income tax provision for Cousins. As of June 30, 2021, the Company's portfolio of real estate assets consisted of interests in 19.0 million square feet of office space and 620,000 square feet of other space.
Basis of Presentation: The condensed consolidated financial statements are unaudited and were prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, these financial statements reflect all adjustments necessary (which adjustments are of a normal and recurring nature) for the fair presentation of the Company's financial position as of June 30, 2021 and the results of operations for the three and six months ended June 30, 2021 and 2020. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of results expected for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020. The accounting policies employed are substantially the same as those shown in note 2 to the consolidated financial statements included therein.
For the three and six months ended June 30, 2021 and 2020, there were no items of other comprehensive income. Therefore, the Company did not present comprehensive income.
The Company evaluates all partnerships, joint ventures, and other arrangements with variable interests to determine if the entity or arrangement qualifies as a variable interest entity ("VIE"), as defined in the Financial Accounting Standard Board's ("FASB") Accounting Standards Codification ("ASC"). If the entity or arrangement qualifies as a VIE and the Company is determined to be the primary beneficiary, the Company is required to consolidate the assets, liabilities, and results of operations of the VIE. At June 30, 2021, the Company had no investments or interests in any VIEs.

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
The Company determined that control of the services to be provided is being transferred over time and, thus, the Company must recognize the $52.3 million contract price in revenue as it satisfies the performance obligation. The Company determined that the inputs method of measuring progress of satisfying the performance obligation was the most appropriate method of recognizing revenue for the services component. Therefore, the Company began recognizing revenue in the quarter ended March 31, 2019, and will continue to recognize revenue based upon the time spent by the Company’s employees in providing these services as compared to the total estimated time required to satisfy the performance obligation. During the three months ended June 30, 2021 and 2020, respectively, the Company recognized $4.2 million and $3.7 million in fee income in its consolidated statements of operations related to the services provided to NS. During the six months ended June 30, 2021 and 2020, respectively, the Company recognized $7.9 million and $7.5 million in fee income in its consolidated statements of operations related to the services provided to NS. As of June 30, 2021 and December 31, 2020 the Company had deferred income of $2.7 million and $5.7 million, respectively, related to NS included in the consolidated balance sheet. Through June 30, 2021, $44.2 million of the $52.3 million contract price for services has been recognized in revenue.
3. REAL ESTATE
Acquisitions
On March 12, 2021, the Company acquired a 0.24 acre land parcel in Atlanta for a gross purchase price of $8 million which is held in a 95% owned consolidated joint venture.
Subsequent to June 30, 2021, on July 28, 2021, the Company acquired 725 Ponce, a 372,000 square foot office building in Midtown Atlanta, for a gross purchase price of $300.2 million.
Dispositions
On April 7, 2021, the Company sold Burnett Plaza in Fort Worth for a gross sales price of $137.5 million and recorded a loss of $19,000.
The Company had two dispositions of consolidated operating properties during the six months ended June 30, 2020. The Company sold the following properties in 2020 ($ in thousands):

Property	Property Type	Location	Square Feet	Sales Price

Hearst Tower	Office	Charlotte, NC	966,000	$455,500
Woodcrest	Office	Cherry Hill, NJ	386,000	$25,300
The Company sold the properties noted above as part of its ongoing business strategy, using the proceeds from the dispositions to fund new investment activity. The gain of $90.3 million from the sale of these two properties is net of $380,000 of estimated state income tax.
Subsequent to June 30, 2021, on July 1, 2021, the Company sold 0.7 acres of land in Tempe adjacent to our 100 Mill development to a hotel developer for $6.4 million. Net proceeds approximated our book value.

Held For Sale Buildings
The Company's One South at the Plaza property in Charlotte was classified as held for sale as of June 30, 2021 as the result of the Company accepting an offer for the sale of the property in the second quarter of 2021, and the Company's Burnett Plaza property in Fort Worth was classified as held for sale as of December 31, 2020 as the result of the Company accepting an offer for the sale of the property in the fourth quarter of 2020. The major classes of assets and liabilities of those properties held for sale were as follows (in thousands):

	June 30, 2021	December 31, 2020
Real estate assets and other assets held for sale
Operating property, net of accumulated depreciation of $25,902 and $8,123 in 2021 and 2020, respectively	$247,034	$106,864
Notes and accounts receivable	398	439
Deferred rents receivable	3,359	2,480
Intangible assets, net of accumulated amortization of $12,326 and $6,065 in 2021 and 2020, respectively	9,228	15,830
Other assets	228	133
Total real estate assets and other assets held for sale	$260,247	$125,746

Liabilities of real estate assets held for sale
Accounts payable and accrued expenses	$2,985	$7,399
Deferred income	110	44
Intangible liabilities, net of accumulated amortization of $4,512 and $1,205 in 2021 and 2020, respectively	6,527	3,014
Other liabilities	1,260	2,149
Total liabilities of real estate assets held for sale	$10,882	$12,606
Subsequent to quarter end, on July 23, 2021, the Company sold One South at the Plaza for a gross sales price of $271.5 million and an estimated gain of $13 million.
Impairment
The Company tests buildings held for investment for impairment whenever changes in circumstances indicate a building’s carrying value may not be recoverable. The test is conducted using undiscounted cash flows for the shorter of the building’s estimated hold period or its remaining useful life. When testing for recoverability of buildings held for investment, projected cash flows are used over its expected hold period. If the expected hold period includes some likelihood of shorter-term hold period from a potential sale, the probability of a sale is layered into the analysis. If any building's held for investment analysis were to fail the impairment test, its book value would be written down to its then current estimated fair value, before any selling expense, and that building would continue to depreciate over its remaining useful life. None of the Company’s held for investment buildings were impaired during any periods presented in the accompanying statement of operations while under the held for investment classification.
The Company also reviews held for sale assets for impairments. If book value is in excess of estimated fair value less estimated selling costs, we impair those assets to fair value less estimated selling costs. There were no held for sale buildings impaired during any periods presented in the accompanying statements of operations.
The Company may record additional impairment charges in future periods if operating results of individual buildings are materially different from our forecasts, the economy and the office industry weakens, or we shorten our contemplated holding period for additional buildings.

4. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES
The following information summarizes financial data and principal activities of the Company's unconsolidated joint ventures. The information included in the following table entitled summary of financial position is as of June 30, 2021 and December 31, 2020 (in thousands). The information included in the summary of operations table is for the six months ended June 30, 2021 and 2020 (in thousands):

	Total Assets		Total Debt		Total Equity (Deficit)		Company’s Investment
SUMMARY OF FINANCIAL POSITION:	2021	2020	2021	2020	2021	2020	2021		2020
DC Charlotte Plaza LLLP	$170,290	$173,704	$—	$—	$90,666	$90,648	$47,000		$47,941
Austin 300 Colorado Project, LP	168,168	165,586	91,716	86,848	68,825	68,567	39,121		38,488
AMCO 120 WT Holdings, LLC	84,876	85,449	—	—	84,233	84,311	15,712		15,735
HICO Victory Center LP	16,120	16,544	—	—	15,895	15,709	10,681		10,595
Carolina Square Holdings LP	118,521	118,616	133,774	77,034	(28,799)	21,888	(15,487)	(1)	12,430
Crawford Long - CPI, LLC	26,672	29,641	65,422	66,423	(40,225)	(38,253)	(19,316)	(1)	(18,289)	(1)
Other	270	1,313	—	—	267	1,316	204		292
	$584,917	$590,853	$290,912	$230,305	$190,862	$244,186	$77,915		$107,192

	Total Revenues		Net Income (Loss)		Company's Share of Income (Loss)
SUMMARY OF OPERATIONS:	2021	2020	2021	2020	2021	2020
DC Charlotte Plaza LLLP	$10,218	$10,429	$3,679	$3,681	$1,712	$1,661
Crawford Long - CPI, LLC	6,369	6,453	2,028	1,787	935	852
Carolina Square Holdings LP	8,789	7,209	1,518	1,228	704	569
Charlotte Gateway Village, LLC	378	6,684	373	3,400	186	1,699
Austin 300 Colorado Project, LP	3,350	195	258	95	109	48
HICO Victory Center LP	164	197	164	197	84	98
AMCO 120 WT Holdings, LLC	4,140	584	(116)	(1,310)	(29)	(272)
Other	—	244	(6)	198	(3)	485
	$33,408	$31,995	$7,898	$9,276	$3,698	$5,140
(1) Negative bases are included in deferred income on the consolidated balance sheets.
In June 2021, the Company's partner at DC Charlotte Plaza, LLLP ("DCCP") exercised their option to purchase the Company's 50% interest in DCCP at a value determined by appraisal and subject to a capitalization rate range of 6.5% to 8.0% per the joint venture agreement. The sale is expected to close at the end of the third quarter of 2021.
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
In March 2020, the Company sold its 50% owned joint venture interest in Charlotte Gateway Village, LLC ("Gateway"), which owned a 1.1 million square foot office building in Charlotte, to its partner for a gross sales price of $52.2 million. The sale was triggered by the exercise of the partner's purchase option and the proceeds from this sale represent a 17% internal rate of return for the Company on its invested capital, as stipulated in the partnership agreement. The Company recognized a gain of $44.7 million on the sale of its interest in Gateway, net of $188,000 of estimated state income tax.
In February 2020, the Company sold its remaining interest in the Wildwood Associates joint venture, which owned a 6.3 acre parcel of land in Atlanta, to its venture partner for a gross sales price of $900,000. The Company recognized a gain of $1.3 million on the sale of its interest in Wildwood Associates, which included elimination of the remaining negative basis in the joint venture of $520,000.
Subsequent to quarter end, on July 28, 2021, Neuhoff Holdings LLC ("Neuhoff"), a 50-50 joint venture, was formed for the purpose of developing a mixed-use property in Nashville. The Company made an initial contribution of $35.1 million for its interest in the land and development costs incurred to date. In addition to the existing assets of the joint venture, Neuhoff also has rights to adjacent parcels for future development.
Subsequent to quarter end, on July 28, 2021, 715 Ponce Holdings LLC, a 50-50 joint venture, was formed for the purpose of developing a property in Midtown Atlanta. The Company made an initial contribution of $4.0 million for its interest in the land held by the joint venture.

5. INTANGIBLE ASSETS AND LIABILITIES
At June 30, 2021 and December 31, 2020, intangible assets included the following (in thousands):

	2021	2020
In-place leases, net of accumulated amortization of $131,911 and $212,413 in 2021 and 2020, respectively	$117,350	$145,290
Above-market rents, net of accumulated amortization of $23,845 and $33,548 in 2021 and 2020, respectively	19,792	24,960
Below-market ground lease, net of accumulated amortization of $1,311 and $1,173 in 2021 and 2020, respectively	17,102	17,240
Goodwill	1,674	1,674
	$155,918	$189,164
At June 30, 2021 and December 31, 2020, intangible liabilities included the following (in thousands):

	2021	2020
Below-market rents, net of accumulated amortization of $50,226 and $73,612 in 2021 and 2020, respectively	$53,709	$68,219
Above-market ground lease, net of accumulated amortization of $378 and $354 in 2021 and 2020, respectively	1,604	1,627
	$55,313	$69,846
Aggregate net amortization expense related to intangible assets and liabilities for the three and six months ended June 30, 2021 was $8.3 million and $16.3 million, respectively. Aggregate net amortization expense related to intangible assets and liabilities for three and six months ended June 30, 2020 was $11.4 million and $23.5 million, respectively. Over the next five years and thereafter, aggregate amortization of these intangible assets and liabilities is anticipated to be as follows (in thousands):

	In-Place Leases	Above-Market Rents	Below-Market Ground Lease	Below-Market Rents	Above-Market Ground Lease
2021 (six months)	$19,519	$2,651	$138	$(8,616)	$(23)
2022	25,432	4,393	276	(10,170)	(46)
2023	20,591	3,564	276	(8,375)	(46)
2024	16,079	2,787	276	(7,358)	(46)
2025	12,258	1,791	276	(6,711)	(46)
Thereafter	23,471	4,606	15,860	(12,479)	(1,397)
	$117,350	$19,792	$17,102	$(53,709)	$(1,604)
The carrying amount of goodwill did not change during the three and six months ended June 30, 2021 and 2020.
6. OTHER ASSETS
Other assets on the consolidated balance sheets as of June 30, 2021 and December 31, 2020 included the following (in thousands):

	2021	2020
Furniture, fixtures and equipment, leasehold improvements, and other deferred costs, net of accumulated depreciation of $18,519 and $32,582 in 2021 and 2020, respectively	$15,233	$17,211
Predevelopment costs and earnest money	15,068	17,841
Prepaid expenses and other assets	12,357	6,095
Lease inducements, net of accumulated amortization of $3,421 and $3,316 in 2021 and 2020, respectively	6,287	5,771
Line of credit deferred financing costs, net of accumulated amortization of $5,219 and $4,461 in 2021 and 2020, respectively	2,267	3,021
	$51,212	$49,939
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

7. NOTES PAYABLE
The following table summarizes the terms of notes payable outstanding at June 30, 2021 and December 31, 2020 ($ in thousands):

Description	Interest Rate (1)	Maturity (2)	2021	2020
Unsecured Notes:
Credit Facility, Unsecured	1.15%	2023	$32,000	$232,400
Term Loan, Unsecured	1.15%	2024	350,000	—
Term Loan, Unsecured	1.30%	2021	—	250,000
2019 Senior Notes, Unsecured	3.95%	2029	275,000	275,000
2017 Senior Notes, Unsecured	3.91%	2025	250,000	250,000
2019 Senior Notes, Unsecured	3.86%	2028	250,000	250,000
2019 Senior Notes, Unsecured	3.78%	2027	125,000	125,000
2017 Senior Notes, Unsecured	4.09%	2027	100,000	100,000
			1,382,000	1,482,400
Secured Mortgage Notes:
Fifth Third Center	3.37%	2026	135,378	137,057
Terminus 100	5.25%	2023	113,360	114,997
Colorado Tower	3.45%	2026	113,415	114,660
Promenade	4.27%	2022	90,841	92,593
Domain 10 (3)	3.75%	2024	77,331	78,232
Terminus 200	3.79%	2023	73,466	74,354
Legacy Union One	4.24%	2023	66,000	66,000
			669,791	677,893
			$2,051,791	$2,160,293

Unamortized premium			5,742	7,574
Unamortized loan costs			(7,360)	(5,148)
Total Notes Payable			$2,050,173	$2,162,719
(1) Interest rate as of June 30, 2021.
(2) Weighted average maturity of notes payable outstanding at June 30, 2021 was 4.7 years.
(3) At December 31, 2020, this mortgage note was secured by the Company's 816 Congress property.
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
At June 30, 2021, the Credit Facility's spread over LIBOR was 1.05%. The amount that the Company may draw under the Credit Facility is a defined calculation based on the Company's unencumbered assets and other factors. The total available borrowing capacity under the Credit Facility was $968.0 million at June 30, 2021.
Term Loan
On June 28 2021, the Company entered into an Amended and Restated Term Loan Agreement (the "New Term Loan") that amended the former term loan agreement. Under the New Term Loan, the Company has borrowed $350 million that matures on

August 30, 2024 with an option to, on up to four successive occasions, extend the maturity date for an additional 180 days. The New Term Loan has financial covenants consistent with those of the Credit Facility. The interest rate applicable to the New Term Loan varies according to the Company’s leverage ratio and may, at the election of the Company, be determined based on either (1) the Eurodollar Rate Loans plus a spread of between 1.05% and 1.65%, (2) the current LIBOR Daily Floating plus a spread of between 1.05% and 1.65%, or (3) the interest rate applicable to Base Rate Loans plus a spread of between 0.05% and 0.65%. At June 30, 2021, the New Term Loan's spread over LIBOR was 1.05%. The Company is in compliance with all covenants of the New Term Loan.
Prior to June 28, 2021, the Company had a $250 million unsecured term loan (the "Old Term Loan") that was scheduled to mature on December 2, 2021. The Old Term Loan had financial covenants consistent with those of the Credit Facility. The interest rate applicable to the Old Term Loan varied according to the Company’s leverage ratio and could have, at the election of the Company, been determined based on either (1) the current LIBOR plus a spread of between 1.20% and 1.70%, based on leverage or (2) the greater of Bank of America's prime rate, the federal funds rate plus 0.50%, or the one-month LIBOR plus 1.00%, plus a spread of between 0.00% and 0.75%, based on leverage.
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
Secured Mortgage Notes
In June of 2021, the Company executed a collateral swap for the mortgage previously secured by the Company's 816 Congress property in Austin. The mortgage is now secured by the Company's Domain 10 property in Austin. All other terms of the note were unchanged.
On February 3, 2020, the Company prepaid in full, without penalty, the $23 million Meridian Mark Plaza mortgage note.
As of June 30, 2021, the Company had $669.8 million outstanding on seven non-recourse mortgage notes. All interest rates on the secured mortgage notes are fixed. Assets with depreciated carrying values of $1.2 billion were pledged as security on these mortgage notes payable.
Other Debt Information
At June 30, 2021 and December 31, 2020, the estimated fair value of the Company’s notes payable was $2.2 billion and $2.3 billion, respectively, calculated by discounting the debt's remaining contractual cash flows at estimated rates at which similar loans could have been obtained at June 30, 2021 and December 31, 2020. The estimate of the current market rate, which is the most significant input in the discounted cash flow calculation, is intended to replicate debt of similar maturity and loan-to-value relationship. These fair value calculations are considered to be Level 2 under the guidelines as set forth in ASC 820 as the Company utilizes market rates for similar type loans from third party brokers.
For the three and six months ended June 30, 2021 and 2020, interest expense was recorded as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Total interest incurred	$18,075	$17,952	$36,595	$39,165
Interest capitalized	(1,419)	(3,959)	(2,731)	(9,268)
Total interest expense	$16,656	$13,993	$33,864	$29,897

8. OTHER LIABILITIES
Other liabilities on the consolidated balance sheets as of June 30, 2021 and December 31, 2020 included the following (in thousands):

	2021	2020
Ground lease liability	$58,139	$58,619
Prepaid rent	30,442	30,479
Security deposits	12,521	13,098
Restricted stock unit liability	5,625	10,613
Other liabilities	4,968	5,294
	$111,695	$118,103

9. COMMITMENTS AND CONTINGENCIES
Commitments
The Company had outstanding performance bonds totaling $647,000 at June 30, 2021. As a lessor, the Company had $258.9 million in future obligations under leases to fund tenant improvements and other future construction obligations at June 30, 2021.
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
Contingencies
Events related to the COVID-19 pandemic and the actions taken to contain it have created substantial uncertainty for all businesses, including the Company. The Company’s condensed consolidated financial statements as of and for the three and six months ended June 30, 2021 and June 30, 2020 have been prepared in light of these circumstances without any impairments on held for use long-lived investments or significant valuation adjustments to amounts due from tenants. However, circumstances related to the COVID-19 pandemic may result in recording impairments or material valuation adjustments to amounts due from tenants in future periods.
10.    STOCKHOLDERS' EQUITY
In the first quarter of 2020, the Company issued 1.7 million shares of common stock in connection with the redemption of 1.7 million limited partnership units in CPLP. Each of the redeemed limited partnership units in CPLP was "paired" with a share of limited voting preferred stock with a par value of $1 per share. The shares of limited voting preferred stock were automatically redeemed by Cousins without consideration when their paired limited partnership unit in CPLP was redeemed. After this redemption, the Company no longer has any preferred stock outstanding.
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
For the three and six months ended June 30, 2021, the Company recognized rental property revenues of $181.8 million and $366.6 million, respectively, of which $48.2 million and $96.0 million, respectively, represented variable rental revenue. For the three and six months ended June 30, 2020, the Company recognized rental property revenues of $175.1 million and $364.2 million, respectively, of which $44.2 million and $98.3 million, respectively, represented variable rental revenue.
For the three and six months ended June 30, 2021, the Company recognized fee and other revenue of $4.9 million and $9.6 million, respectively. For the three and six months ended June 30, 2020, the Company recognized fee and other revenue of $4.8 million and $9.6 million, respectively.
12. STOCK-BASED COMPENSATION
The Company maintains the Cousins Properties Incorporated 2019 Omnibus Incentive Stock Plan (the "2019 Plan") under which the Company has several types of stock-based compensation — stock options, restricted stock, and restricted stock units ("RSUs").
Employee Awards
The Company's stock compensation expense for three and six months ended June 30, 2021 relates to restricted stock and RSUs awarded in 2021, 2020, 2019, and 2018. Stock compensation expense for three and six months ended June 30, 2020 relates to restricted stock and RSUs awarded in 2020, 2019, 2018, and 2017. Restricted stock, the 2021 RSUs, and the 2020 RSUs are equity-classified awards (settled in shares of the Company) for which compensation expense per share is fixed. The 2019, 2018, and 2017 RSUs are liability-classified awards (settled in cash) for which the expense fluctuates from period to period dependent, in part, on the Company's stock price. For the three and six months ended June 30, 2021 and 2020, stock-based compensation expense, net of forfeitures, was recorded as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Equity-classified awards:
Restricted stock	$682	$752	$1,314	$1,448
Market based RSUs	586	287	1,359	714
Performance based RSUs	218	102	474	263
Total equity-classified award expense, net of forfeitures	1,486	1,141	3,147	2,425

Liability-classified awards
Market based RSUs	657	1,458	770	439
Performance based RSUs	151	99	257	(85)
Time vested RSUs	211	130	373	279
Dividend equivalent units	26	93	52	127
Total liability-classified award expense, net of forfeitures	1,045	1,780	1,452	760
Total stock-based compensation expense, net of forfeitures	$2,531	$2,921	$4,599	$3,185
Information on the Company's stock compensation plan, including information on the Company's equity-classified and liability-classified awards is discussed in note 16 of the notes to consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.
Director Awards
Under the 2019 Plan, in June 2021 the Company granted 34,727 shares of stock with a grant date value of $1.3 million to independent members of the board of directors for their service as members of the board. These shares vest on the issuance date and the Company records the related expense over the directors' one year service period.

13. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2021 and 2020 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Earnings per Common Share - basic:
Numerator:
Net income	$28,060	$23,236	$57,371	$198,545
Net income attributable to noncontrolling interests in CPLP from continuing operations	(5)	(5)	(11)	(307)
Net loss (income) attributable to other noncontrolling interests	98	(130)	(97)	(194)
Net income available to common stockholders	$28,153	$23,101	$57,263	$198,044

Denominator:
Weighted average common shares - basic	148,665	148,548	148,644	147,986
Net income per common share - basic	$0.19	$0.16	$0.39	$1.34

Earnings per common share - diluted:
Numerator:
Net income	$28,060	$23,236	$57,371	$198,545
Net loss (income) attributable to other noncontrolling interests	98	(130)	(97)	(194)
Net income available for common stockholders before allocation of net income attributable to noncontrolling interests in CPLP	$28,158	$23,106	$57,274	$198,351

Denominator:
Weighted average common shares - basic	148,665	148,548	148,644	147,986
Add:
Potential dilutive common shares - stock options	—	5	2	10
Potential dilutive common shares - restricted stock units, less shares assumed purchased at market price	50	2	45	2
Weighted average units of CPLP convertible into common shares	25	25	25	572
Weighted average common shares - diluted	148,740	148,580	148,716	148,570
Net income per common share - diluted	$0.19	$0.16	$0.39	$1.34

14. CONSOLIDATED STATEMENTS OF CASH FLOWS - SUPPLEMENTAL INFORMATION
Supplemental information related to the cash flows, including significant non-cash activity affecting the consolidated statement of cash flows, for the six months ended June 30, 2021 and 2020 is as follows (in thousands):

	2021	2020
Interest paid	$34,159	$31,800
Income taxes paid	155	—
Non-Cash Activity:
Transfer from operating properties and related assets and liabilities to assets and liabilities of real estate assets held for sale	249,365	—
Common stock dividends declared and accrued	46,152	44,570
Transfers from projects under development to operating properties	—	277,097
Transfer from land held and other assets to projects under development	—	29,121

The following table provides a reconciliation of cash, cash equivalents, and restricted cash recorded on the consolidated balance sheets to cash, cash equivalents, and restricted cash in the consolidated statements of cash flows (in thousands):

	June 30, 2021	December 31, 2020
Cash and cash equivalents	$9,792	$4,290
Restricted cash	1,256	1,848
Total cash, cash equivalents, and restricted cash	$11,048	$6,138
15. REPORTABLE SEGMENTS
The Company's segments are based on the method of internal reporting, which classifies operations by property type and geographical area. The segments by property type are Office and Other. Included in the Other property type are apartments, apartment retail, and the College Street Garage. The segments by geographical region are Atlanta, Austin, Charlotte, Dallas, Phoenix, Tampa, and Other. Included in the Other geographical region are properties located in Chapel Hill, Houston, Fort Worth (sold in April 2021), and Cherry Hill, New Jersey (sold in February 2020). These reportable segments represent an aggregation of operating segments reported to the Chief Operating Decision Maker (our Chief Executive Officer) based on similar economic characteristics that include the type of property and the geographical location. Each segment includes both consolidated operations and the Company's share of joint venture operations.
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

Segment net income, amount of capital expenditures, and total assets are not presented in the following tables because management does not utilize these measures when analyzing its segments or when making resource allocation decisions. Information on the Company's segments along with a reconciliation of NOI to net income for three and six months ended June 30, 2021 and 2020 are as follows (in thousands):

Three Months Ended June 30, 2021	Office	Other	Total
Revenues:
Atlanta	$65,626	$396	$66,022
Austin	59,677	—	59,677
Charlotte	21,884	591	22,475
Dallas	4,531	—	4,531
Phoenix	12,482	—	12,482
Tampa	14,165	—	14,165
Other	9,026	1,530	10,556
Total segment revenues	187,391	2,517	189,908
Less: Company's share of rental property revenues from unconsolidated joint ventures	(6,216)	(1,926)	(8,142)
Total rental property revenues	$181,175	$591	$181,766

Three Months Ended June 30, 2020	Office	Other	Total
Revenues:
Atlanta	$62,497	$89	$62,586
Austin	52,455	—	52,455
Charlotte	19,954	551	20,505
Dallas	4,487	—	4,487
Phoenix	12,084	—	12,084
Tampa	12,912	—	12,912
Other	15,043	1,176	16,219
Total segment revenues	179,432	1,816	181,248
Less: Company's share of rental property revenues from unconsolidated joint ventures	(4,884)	(1,265)	(6,149)
Total rental property revenues	$174,548	$551	$175,099

Six Months Ended June 30, 2021	Office	Other	Total
Revenues
Atlanta	$130,502	$670	$131,172
Austin	117,710	—	117,710
Charlotte	43,051	1,152	44,203
Dallas	9,014	—	9,014
Phoenix	25,220	—	25,220
Tampa	28,736	—	28,736
Other	23,123	2,775	25,898
Total segment revenues	377,356	4,597	381,953
Less: Company's share of rental property revenues from unconsolidated joint ventures	(11,935)	(3,445)	(15,380)
Total rental property revenues	$365,421	$1,152	$366,573

Six Months Ended June 30, 2020	Office	Other	Total
Revenues
Atlanta	$128,375	$124	$128,499
Austin	101,202	—	101,202
Charlotte	54,490	551	55,041
Dallas	8,958	—	8,958
Phoenix	25,243	—	25,243
Tampa	27,024	—	27,024
Other	31,538	2,438	33,976
Total segment revenues	376,830	3,113	379,943
Less: Company's share of rental property revenues from unconsolidated joint ventures	(13,153)	(2,562)	(15,715)
Total rental property revenues	$363,677	$551	$364,228
NOI by reportable segment for the three and six months ended June 30, 2021 and 2020 are as follows (in thousands):

Three Months Ended June 30, 2021	Office	Other	Total
Net Operating Income:
Atlanta	$43,115	$159	$43,274
Austin	35,955	—	35,955
Charlotte	15,688	175	15,863
Dallas	3,571	—	3,571
Phoenix	8,928	—	8,928
Tampa	8,919	—	8,919
Other	5,254	941	6,195
Total Net Operating Income	$121,430	$1,275	$122,705

Three Months Ended June 30, 2020	Office	Other	Total
Net Operating Income:
Atlanta	$41,738	$(42)	$41,696
Austin	31,229	—	31,229
Charlotte	14,103	377	14,480
Dallas	3,580	—	3,580
Phoenix	8,922	—	8,922
Tampa	7,998	—	7,998
Other	8,397	830	9,227
Total Net Operating Income	$115,967	$1,165	$117,132

Six Months Ended June 30, 2021	Office	Other	Total
Net Operating Income:
Atlanta	$86,218	$253	$86,471
Austin	70,232	—	70,232
Charlotte	30,685	435	31,120
Dallas	7,122	—	7,122
Phoenix	17,953	—	17,953
Tampa	18,321	—	18,321
Other	12,795	1,815	14,610
Total Net Operating Income	$243,326	$2,503	$245,829

Six Months Ended June 30, 2020	Office	Other	Total
Net Operating Income:
Atlanta	$86,593	$(102)	$86,491
Austin	60,523	—	60,523
Charlotte	36,216	377	36,593
Dallas	7,219	—	7,219
Phoenix	18,715	—	18,715
Tampa	16,142	—	16,142
Other	17,525	1,706	19,231
Total Net Operating Income	$242,933	$1,981	$244,914

The following reconciles Net Operating Income to net income for each of the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net Operating Income	$122,705	$117,132	$245,829	$244,914
Net operating income from unconsolidated joint ventures	(5,437)	(4,193)	(10,191)	(10,228)
Fee income	4,803	4,690	9,332	9,422
Termination fee income	782	539	824	3,383
Other income	68	126	282	163
Reimbursed expenses	(398)	(322)	(766)	(843)
General and administrative expenses	(7,313)	(8,543)	(14,046)	(14,195)
Interest expense	(16,656)	(13,993)	(33,864)	(29,897)
Depreciation and amortization	(71,456)	(72,868)	(142,326)	(144,482)
Transaction costs	—	(63)	—	(428)
Other expenses	(824)	(552)	(1,414)	(1,118)
Income from unconsolidated joint ventures	1,795	1,715	3,698	5,140
Gain (loss) on sales of investments in unconsolidated joint ventures	—	(231)	39	45,999
Gain (loss) on investment property transactions	(9)	(201)	(26)	90,715
Net income	$28,060	$23,236	$57,371	$198,545

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
During the quarter, we leased or renewed 484,000 square feet of office space. The weighted average net effective rent of these leases, representing base rent less operating expense reimbursements and leasing costs, was $23.77 per square foot. For those office spaces that were under lease within the past year, net effective rent increased 21.7%. Same property net operating income (defined below) for consolidated properties and our share of unconsolidated properties increased by 1.4% between the three months ended June 30, 2021 and 2020.
On April 7, 2021, the Company sold Burnett Plaza for a gross purchase price of $137.5 million and recorded a loss of $19,000.
Subsequent to quarter end:
•On July 1, 2021, we sold a 0.7 acre land parcel adjacent to our 100 Mill development in Phoenix, AZ, to a hotel developer for a gross sales price of $6.4 million. Net proceeds approximated book value.
•On July 23, 2021, we sold our One South at the Plaza operating property in Charlotte for a gross sales price of $271.5 million and an estimated gain of $13 million.
•On July 28, 2021, we purchased 725 Ponce, a 372,000 square foot office property in Midtown Atlanta, for $300.2 million.
•Entered into 50/50 joint venture to develop Neuhoff, a mixed-use project in Nashville, TN, which will include 448,000 square feet of office and retail space as well as 542 multi-family units for an estimated investment of $275 million.
•Entered into a 50/50 joint venture, with an initial contribution of $4.0 million, which owns a land parcel adjacent to 725 Ponce upon which a 150,000-200,000 square foot property can be developed.
On a regular basis we review and, as appropriate, revise our corporate contingency plan, which addresses the steps necessary to respond to an unexpected interruption of business, including the unavailability of our corporate office space. Since March 2020, in accordance with the advice of the CDC due to the threat presented by the ongoing COVID-19 pandemic, our tenants widely adopted remote working for their office employees and the physical occupancy at our buildings decreased accordingly. The rental obligations under our leases have not been materially affected by the COVID-19 pandemic to date, and any requests for rent adjustments are addressed on a case-by-case basis. With the increased availability of vaccines, we have begun to see increases in physical occupancy at our properties, which we expect will continue to result in increased demand for monthly and transient parking. We cannot predict, however, how the COVID-19 pandemic (including the spread of variant strains) may impact our operations in the future.
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

Results of Operations For The Three and Six Months Ended June 30, 2021
General
Net income available to common stockholders for the three and six months ended June 30, 2021 was $28.2 million and $57.3 million, respectively. For the three and six months ended June 30, 2020 the net income available to common stockholders was $23.1 million and $198.0 million, respectively. We detail below material changes in the components of net income available to common stockholders for the three and six months ended June 30, 2021 compared to 2020.
Rental Property Revenue, Rental Property Operating Expenses, and Net Operating Income
The following results include the performance of our Same Property portfolio. Our Same Property portfolio include office properties that have been fully operational and owned by us in each of the comparable reporting periods. A fully operational property is one that has achieved 90% economic occupancy or has been substantially complete for at least one year. Properties held for sale at June 30, 2021 are excluded from Same Property.
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
Rental property revenues, rental property operating expenses, and NOI changed between the 2021 and 2020 periods as follows ($ in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Rental Property Revenues
Same Property	$158,561	$154,517	$4,044	2.6%	$316,417	$313,631	$2,786	0.9%
Non-Same Properties	22,423	20,043	2,380	11.9%	49,332	47,214	2,118	4.5%
Termination Fee Income	782	539	243	45.1%	824	3,383	(2,559)	(75.6)%
Total Rental Property Revenues	$181,766	$175,099	$6,667	3.8%	$366,573	$364,228	$2,345	0.6%

Rental Property Operating Expenses
Same Property	$56,352	$53,366	$2,986	5.6%	$112,662	$109,216	$3,446	3.2%
Non-Same Properties	7,364	8,255	(891)	(10.8)%	17,449	18,760	(1,311)	(7.0)%
3344 Peachtree Legal Expense Recovery	—	—	—	—%	—	(1,817)	1,817	(100.0)%
Total Rental Property Operating Expenses	$63,716	$61,621	$2,095	3.4%	$130,111	$126,159	$3,952	3.1%

Net Operating Income
Same Property NOI	$102,209	$101,151	$1,058	1.0%	$203,755	$204,415	$(660)	(0.3)%
Non-Same Property NOI	15,059	11,788	3,271	27.7%	31,883	28,454	3,429	12.1%
3344 Peachtree Legal Expense Recovery	—	—	—	—%	—	1,817	(1,817)	(100.0)%
Total NOI	$117,268	$112,939	$4,329	3.8%	$235,638	$234,686	$952	0.4%
Same Property revenues increased for both the three and six month periods primarily due to an increase in economic occupancy at a property in our Tampa market in 2021. Same Property operating expenses have been adjusted to remove a $1.8 million one-time credit for construction-related legal expenses that were recovered through settlement during the six months ended June 30, 2021. Same Property operating expenses, after this adjustment, increased for both the three and six month periods primarily due to an increase in real estate taxes and an increase in operating expenses related to higher physical occupancy at our properties.
Non-Same Property increased for both the three and six month periods primarily as a result of completed development and commencement of operations at Domain 10, Domain 12, 10000 Avalon, and 120 West Trinity and the addition of The RailYard in November 2020, partially offset by the sales of Hearst Tower and Woodcrest in the first quarter of 2020 and the sale of Burnett Plaza in the second quarter of 2021.
General and Administrative Expenses
General and administrative expenses decreased $1.2 million or 14.4%, for the three months ended June 30, 2021 compared to the same period in the prior year. This decrease is primarily driven by variances in stock compensation.
Interest Expense
Interest expense, net of amounts capitalized, increased $2.7 million or 19.0% and $4.0 million or 13.3% for three and six months ended June 30, 2021, respectively, compared to the same periods in the prior year. This increase is primarily due to a decrease in interest capitalized in 2021 as a result of the start of preliminary operational activity for projects in their final stages of development after June 30, 2020.
Depreciation and Amortization
Depreciation and amortization changed between the 2021 and 2020 periods as follows ($ in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Depreciation and Amortization
Same Property	$61,551	$62,421	$(870)	(1.4)%	$122,551	$125,107	$(2,556)	(2.0)%
Non-Same Properties	9,748	10,274	(526)	(5.1)%	19,460	18,921	539	2.8%
Non-Real Estate Assets	157	173	(16)	(9.2)%	315	454	(139)	(30.6)%
Total Depreciation and Amortization	$71,456	$72,868	$(1,412)	(1.9)%	$142,326	$144,482	$(2,156)	(1.5)%
Depreciation and amortization of Non-Same Properties decreased between the three month periods primarily as a result of the sale of Burnett Plaza in April 2021. Depreciation and amortization of Non-Same Properties increased between the six month periods primarily as a result of the completed development and commencement of depreciation at Domain 10, Domain 12, and 10000 Avalon and the addition of The RailYard in November 2020, partially offset by the sale of Burnett Plaza in April 2021.
Transaction Costs
Transaction costs for the six months ended June 30, 2020 primarily relate to the merger with TIER REIT, Inc. ("TIER"). These costs include financial advisory, legal, accounting, severance, and other costs of combining our operations with TIER.
Income from Unconsolidated Joint Ventures
Income from unconsolidated joint ventures consisted of the Company's share of the following ($ in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Net operating income	$5,437	$4,193	$1,244	29.7%	$10,191	$10,228	$(37)	(0.4)%
Termination fee income	7	2	5	250.0%	7	3	4	133.3%
Other income, net	27	8	19	237.5%	56	76	(20)	(26.3)%
Depreciation and amortization	(2,810)	(2,106)	(704)	33.4%	(5,175)	(4,454)	(721)	16.2%
Interest expense	(863)	(550)	(313)	56.9%	(1,378)	(1,199)	(179)	14.9%
Net gain (loss) on sale of investment property	(3)	168	(171)	(101.8)%	(3)	486	(489)	(100.6)%
Income from unconsolidated joint ventures	$1,795	$1,715	$80	4.7%	$3,698	$5,140	$(1,442)	(28.1)%
Net operating income from unconsolidated joint ventures increased between the three month periods primarily due to preliminary operations at our 300 Colorado development.
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
Gain (loss) on Investment Property Transactions
The gain (loss) on investment property transactions for the six months ended June 30, 2021 and 2020 are primarily due to the sale of Burnett Plaza in April 2021 and Hearst Tower in March 2020. The combined sales prices of the Hearst Tower and Woodcrest dispositions in 2020 represented a weighted average capitalization rate of 5.1%. The sales price of the Burnett disposition in 2021 represented a capitalization rate of 8.2%. Capitalization rates are calculated by dividing projected NOI by the sales price. Projected NOI, which may include assumptions of future leasing, is based on our latest full calendar year forecast at the time of sale.

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
FFO is used by industry analysts and investors as a supplemental measure of a REIT’s operating performance. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry investors and analysts have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. Thus, NAREIT created FFO as a supplemental measure of REIT operating performance that excludes historical cost depreciation, among other items, from GAAP net income. The use of FFO, combined with the required primary GAAP presentations, has been fundamentally beneficial, improving the understanding of operating results of REITs among the investing public and making comparisons of REIT operating results more meaningful. Company management evaluates operating performance in part based on FFO. Additionally, we use FFO, along with other measures, to assess performance in connection with evaluating and granting incentive compensation to its officers and other key employees. The reconciliation of net income to FFO is as follows for the three and six months ended June 30, 2021 and 2020 (in thousands, except per share information):

	Three Months Ended June 30,
	2021			2020
	Dollars	Weighted Average Common Shares	Per Share Amount	Dollars	Weighted Average Common Shares	Per Share Amount
Net Income Available to Common Stockholders	$28,153	148,665	$0.19	$23,101	148,548	$0.16
Noncontrolling interest related to unitholders	5	25	—	5	25	—
Conversion of stock options	—	—	—	—	5	—
Conversion of unvested restricted stock units	—	50	—	—	2	—

Net Income — Diluted	28,158	148,740	0.19	23,106	148,580	0.16
Depreciation and amortization of real estate assets:
Consolidated properties	71,299	—	0.48	72,694	—	0.49
Share of unconsolidated joint ventures	2,810	—	0.02	2,106	—	0.01
Partners' share of real estate depreciation	(228)	—	—	(212)	—	—
Loss (gain) on sale of depreciated properties:
Consolidated properties	9	—	—	201	—	—
Share of unconsolidated joint ventures	3	—	—	(168)	—	—
Investments in unconsolidated joint ventures	—	—	—	232	—	—
Funds From Operations	$102,051	148,740	$0.69	$97,959	148,580	$0.66

	Six Months Ended June 30,
	2021			2020
	Dollars	Weighted Average Common Shares	Per Share Amount	Dollars	Weighted Average Common Shares	Per Share Amount
Net Income Available to Common Stockholders	$57,263	148,644	$0.39	$198,044	147,986	$1.34
Noncontrolling interest related to unitholders	11	25	—	307	572	—
Conversion of stock options	—	2	—	—	10	—
Conversion of unvested restricted stock units	—	45	—	—	2	—

Net Income — Diluted	57,274	148,716	0.39	198,351	148,570	1.34
Depreciation and amortization of real estate assets:
Consolidated properties	142,011	—	0.95	144,100	—	0.97
Share of unconsolidated joint ventures	5,175	—	0.03	4,453	—	0.03
Partners' share of real estate depreciation	(439)	—	—	(361)	—	—
Loss (gain) on sale of depreciated properties:
Consolidated properties	26	—	—	(90,715)	—	(0.61)
Share of unconsolidated joint ventures	3	—	—	(486)	—	—
Investments in unconsolidated joint ventures	(39)	—	—	(44,662)	—	(0.31)
Funds From Operations	$204,011	148,716	$1.37	$210,680	148,570	$1.42

Net Operating Income

Company management evaluates the performance of its property portfolio in part based on NOI. NOI represents rental property revenues, less termination fees, less rental property operating expenses. NOI is not a measure of cash flows or operating results as measured by GAAP, is not indicative of cash available to fund cash needs, and should not be considered an alternative to cash flows as a measure of liquidity. All companies may not calculate NOI in the same manner. We consider NOI to be an appropriate supplemental measure to net income as it helps both management and investors understand the core operations of our operating assets. NOI excludes corporate general and administrative expenses, interest expense, depreciation and amortization, impairments, gains/loss on sales of real estate, and other non-operating items.
The following table reconciles NOI for consolidated properties to net income for each of the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$28,060	$23,236	$57,371	$198,545
Fee income	(4,803)	(4,690)	(9,332)	(9,422)
Termination fee income	(782)	(539)	(824)	(3,383)
Other income	(68)	(126)	(282)	(163)
Reimbursed expenses	398	322	766	843
General and administrative expenses	7,313	8,543	14,046	14,195
Interest expense	16,656	13,993	33,864	29,897
Depreciation and amortization	71,456	72,868	142,326	144,482
Transaction Costs	—	63	—	428
Other expenses	824	552	1,414	1,118
Income from unconsolidated joint ventures	(1,795)	(1,715)	(3,698)	(5,140)
Gain/loss on sale of investment in unconsolidated joint ventures	—	231	(39)	(45,999)
Gain/loss on investment property transactions	9	201	26	(90,715)
Net Operating Income	$117,268	$112,939	$235,638	$234,686
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
As of June 30, 2021, we had $32.0 million drawn under the Credit Facility and the ability to borrow the remaining $968.0 million, and $9.8 million of cash and cash equivalents. While we expect to have sufficient liquidity to meet our obligations for the foreseeable future, the COVID-19 pandemic and associated responses could adversely impact our future cash flows and financial condition.

Contractual Obligations and Commitments
The following table sets forth information as of June 30, 2021 with respect to our outstanding contractual obligations and commitments (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 years
Contractual Obligations:
Company debt:
Unsecured credit facility	$32,000	$—	$32,000	$—	$—
Unsecured senior notes	1,000,000	—	—	250,000	750,000
Term loan	350,000	—	—	350,000	—
Mortgage notes payable	669,791	8,267	355,557	85,840	220,127
Interest commitments (1)	327,721	57,496	103,015	87,822	79,388
Ground leases	213,694	2,978	5,523	5,369	199,824
Other operating leases	159	119	35	5	—
Total contractual obligations	$2,593,365	$68,860	$496,130	$779,036	$1,249,339
Commitments:
Unfunded tenant improvements and construction obligations	$258,871	$166,073	$92,798	$—	$—
Performance bonds	647	647	—	—	—
Total commitments	$259,518	$166,720	$92,798	$—	$—
(1)Interest on variable rate obligations is based on rates effective as of June 30, 2021.
In addition, we have several standing or renewable service contracts mainly related to the operation of buildings. These contracts are in the ordinary course of business and are generally one year or less. These contracts are not included in the above table and are usually reimbursed in whole or in part by tenants.
Other Debt Information
In June 2021, we entered into an Amended and Restated Term Loan Agreement (the "New Term Loan") that amended the former term loan agreement. Under the New Term Loan, we have borrowed $350 million that matures on August 30, 2024, with options to, on up to four successive occasions, extend the maturity date for an additional 180 days. See note 7 of Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional information.
Our existing mortgage debt is non-recourse, fixed-rate mortgage notes secured by various real estate assets. We expect to either refinance our non-recourse mortgage loans at maturity or repay the mortgage loans with other capital resources, including our credit facility, unsecured debt, non-recourse mortgages, construction loans, the sale of assets, joint venture equity, the issuance of common stock, the issuance of preferred stock, or the issuance of units of CPLP. Many of our non-recourse mortgages contain covenants which, if not satisfied, could result in acceleration of the maturity of the debt. We expect to either refinance the non-recourse mortgages at maturity or repay mortgages with proceeds from asset sales, debt, or other capital sources. We are in compliance with all covenants of our existing non-recourse mortgages, Credit Facility, unsecured senior notes, and $350 million unsecured term loan.
81% of our debt bears interest at a fixed rate. Our variable-interest debt instruments, including our Credit Facility and New Term Loan, may use LIBOR as a benchmark for establishing the rate. LIBOR has been the subject of regulatory guidance and proposals for reform and in July 2017, the United Kingdom's Financial Conduct Authority ("FCA") (the authority that regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. In March 2021, the FCA announced that it now intends to cease the US dollar LIBOR setting on June 30, 2023. These reforms may cause LIBOR to no longer be provided or to perform differently than in the past. Recent proposals for LIBOR reforms may result in the establishment of new methods of calculating LIBOR or the establishment of one or more alternative benchmark rates. If LIBOR is no longer widely available, or otherwise at our option, our variable-interest debt instruments, including our Credit Facility and New Term Loan, provide for alternate interest rate calculations.
There can be no assurances as to what alternative interest rates may be and whether such interest rates will be more or less favorable than LIBOR and any other unforeseen impacts of the potential discontinuation of LIBOR. We intend to continue monitoring the developments with respect to the planned phasing out of US dollar LIBOR after 2023 and work with its lenders to ensure any transition away from LIBOR will have minimal impact on its financial condition, but can provide no assurances regarding the impact of the discontinuation of LIBOR.

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
Cash Flows
We report and analyze our cash flows based on operating activities, investing activities, and financing activities. The following table sets forth the changes in cash flows (in thousands):

	Six Months Ended June 30,
	2021	2020	Change
Net cash provided by operating activities	$167,690	$133,588	$34,102
Net cash provided by investing activities	36,356	248,792	(212,436)
Net cash used in financing activities	(199,136)	(369,786)	170,650
The reasons for significant increases and decreases in cash flows between the periods are as follows:
Cash Flows from Operating Activities. Cash flows provided by operating activities increased $34.1 million between the 2021 and 2020 six month periods primarily due to the completed development of, and commencement of operations at, Domain 10, Domain 12, and 10000 Avalon in 2020, partially offset by operations at Hearst Tower and Woodcrest, which were sold in the first quarter of 2020 and Burnett Plaza which was sold in April of 2021.
Cash Flows from Investing Activities. Cash flows provided by investing activities decreased $212.4 million between the 2021 and 2020 six month periods primarily due to cash received from the sales of the Hearst Tower and Woodcrest operating properties, combined with the sales of our interests in the Gateway Village and Wildwood Associates joint ventures in 2020, partially offset by the capital distribution made by the Carolina Square Holdings LP joint venture and cash received from the sale of Burnett Plaza in 2021.
Cash Flows from Financing Activities. Cash flows used in financing activities decreased $170.7 million between the 2021 and 2020 six month periods primarily due to higher net repayments of debt from proceeds of sales of Hearst Tower and Gateway in 2020, partially offset by net repayments of debt from proceeds from the sale of Burnett Plaza in 2021.
Capital Expenditures. We incur costs related to our real estate assets that include acquisition of properties, development of new properties, redevelopment of existing or newly purchased properties, leasing costs for new or replacement tenants, and ongoing property repairs and maintenance.

Capital expenditures for assets we develop or acquire and then hold and operate are included in the property acquisition, development, and tenant asset expenditures line item within investing activities on the consolidated statements of cash flows. Amounts accrued are removed from the table below (accrued capital adjustment) to show the components of these costs on a cash basis. Components of costs included in this line item for the three and six months ended June 30, 2021 and 2020 are as follows (in thousands):

	Six Months Ended June 30,
	2021	2020
Development	$38,428	$27,781
Operating — building improvements	35,369	71,432
Operating — leasing costs	22,804	18,443
Purchase of land held for investment	8,173	6,092
Capitalized personnel costs	3,107	3,155
Capitalized interest	2,730	9,268
Acquisition of property	—	82,726
Change in accrued capital expenditures	5,398	16,569
Total property acquisition, development, and tenant asset expenditures	$116,009	$235,466
Capital expenditures decreased $119.5 million between the 2021 and 2020 periods primarily due to the acquisition of the College Street Garage in Charlotte in the second quarter of 2020.
The amounts of tenant improvement and leasing costs for our office portfolio on a per square foot basis for the three months ended June 30, 2021 and 2020 were as follows:

	2021	2020
New leases	$8.52	$13.55
Renewal leases	$6.66	$5.72
Expansion leases	$11.13	—
The amounts of tenant improvement and leasing costs on a per square foot basis vary by lease and by market. Average leasing costs decreased for new leases primarily due to a lease in Austin signed in the second quarter of 2020 with higher than average tenant improvement and leasing costs.
Dividends. We paid common dividends of $90.6 million and $87.1 million in the 2021 and 2020 six month periods, respectively. We expect to fund our future quarterly common dividends with cash provided by operating activities, also using proceeds from investment property sales, distributions from unconsolidated joint ventures, and indebtedness, if necessary.
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
Debt. At June 30, 2021, our unconsolidated joint ventures had aggregate outstanding indebtedness to third parties of $290.9 million. These loans are generally mortgage or construction loans, which are non-recourse to us. In addition, in certain instances, we provide “non-recourse carve-out guarantees” on these non-recourse loans. Certain of these loans have variable interest rates, which creates exposure to the ventures in the form of market risk from interest rate changes.

Critical Accounting Policies
There have been no material changes in the critical accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes in the market risk associated with our notes payable at June 30, 2021 compared to that as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
For information on our equity compensation plans, see note 16 of our Annual Report on Form 10-K, and note 12 to the unaudited condensed consolidated financial statements set forth in this Form 10-Q. We did not make any sales of unregistered securities during the second quarter of 2021. We did not purchase any common shares during the first quarter of 2021.

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
Amended and Restated Term Loan Agreement, dated June 28, 2021, by and among the Registrant, Cousins Properties LP, J.P. Morgan Chase Bank, N.A., Bank of America, N.A., PNC Bank, National Association, Truist Bank, and the other parties thereto, filed as Exhibit 10.1 herein.

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

COUSINS PROPERTIES INCORPORATED
/s/ Gregg D. Adzema
Gregg D. Adzema
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)
Date: July 29, 2021