Form 10-Q
period 2021-09-30
COUSINS PROPERTIES INC
filed 2021-10-28
CIK 25232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 21, 2021
Common Stock, $1 par value per share	148,688,036 shares

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
•potential changes to the tax laws impacting REITs and real estate in general, including proposed tax legislation by the Biden administration; and
•those additional risks and factors discussed in reports filed with the Securities and Exchange Commission ("SEC") by the Company.
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

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2021	December 31, 2020
	(unaudited)
Assets:
Real estate assets:
Operating properties, net of accumulated depreciation of $854,770 and $803,073 in 2021 and 2020, respectively	$6,191,205	$6,232,546
Projects under development	136,123	57,389
Land	150,766	162,406
	6,478,094	6,452,341

Real estate assets and other assets held for sale, net	—	125,746
Cash and cash equivalents	5,532	4,290
Restricted cash	1,236	1,848
Accounts receivable	13,205	20,248
Deferred rents receivable	152,278	138,341
Investment in unconsolidated joint ventures	111,351	125,481
Intangible assets, net	158,189	189,164
Other assets	57,479	49,939
Total assets	$6,977,364	$7,107,398
Liabilities:
Notes payable	$2,047,599	$2,162,719
Accounts payable and accrued expenses	203,627	186,267
Deferred income	76,475	62,319
Intangible liabilities, net	56,521	69,846
Other liabilities	115,600	118,103
Liabilities of real estate assets held for sale, net	—	12,606
Total liabilities	2,499,822	2,611,860
Commitments and contingencies
Equity:
Stockholders' investment:
Common stock, $1 par value per share, 300,000,000 shares authorized, 151,272,969 and 151,149,289 shares issued and outstanding in 2021 and 2020, respectively	151,273	151,149
Additional paid-in capital	5,547,808	5,542,762
Treasury stock at cost, 2,584,933 shares in 2021 and 2020	(148,473)	(148,473)
Distributions in excess of cumulative net income	(1,105,516)	(1,078,304)
Total stockholders' investment	4,445,092	4,467,134
Nonredeemable noncontrolling interests	32,450	28,404
Total equity	4,477,542	4,495,538
Total liabilities and equity	$6,977,364	$7,107,398

See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues:
Rental property revenues	$185,515	$179,024	$552,088	$543,252
Fee income	3,094	4,350	12,426	13,772
Other	123	6	405	169
	188,732	183,380	564,919	557,193
Expenses:
Rental property operating expenses	65,354	62,844	195,465	189,003
Reimbursed expenses	383	373	1,149	1,216
General and administrative expenses	7,968	5,658	22,014	19,853
Interest expense	16,709	15,058	50,573	44,955
Depreciation and amortization	72,073	71,498	214,399	215,980
Transaction costs	—	—	—	428
Other	421	723	1,835	1,841
	162,908	156,154	485,435	473,276

Income from unconsolidated joint ventures	2,128	1,611	5,826	6,751
Gain (loss) on sales of investments in unconsolidated joint ventures	13,121	(59)	13,160	45,940
Gain (loss) on investment property transactions	13,063	(523)	13,037	90,192
Net income	54,136	28,255	111,507	226,800
Net income attributable to noncontrolling interests	(118)	(140)	(226)	(641)
Net income available to common stockholders	$54,018	$28,115	$111,281	$226,159

Net income per common share — basic	$0.36	$0.19	$0.75	$1.53
Net income per common share — diluted	$0.36	$0.19	$0.75	$1.52
Weighted average shares — basic	148,688	148,566	148,659	148,181
Weighted average shares — diluted	148,772	148,606	148,743	148,586

See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited; in thousands except per share amounts)

Three Months Ended September 30, 2021
	Common Stock	Additional Paid-In Capital	Treasury Stock	Distributions in Excess of Net Income	Stockholders’ Investment	Nonredeemable Noncontrolling Interests	Total Equity
Balance June 30, 2021	$151,273	$5,546,336	$(148,473)	$(1,113,273)	$4,435,863	$31,541	$4,467,404
Net income	—	—	—	54,018	54,018	118	54,136
Amortization of stock options, restricted stock, and restricted stock units, net of forfeitures	—	1,472	—	—	1,472	—	1,472
Contributions from nonredeemable noncontrolling interests	—	—	—	—	—	1,635	1,635
Distributions to nonredeemable noncontrolling interests	—	—	—	—	—	(844)	(844)
Common dividends ($0.31 per share)	—	—	—	(46,261)	(46,261)	—	(46,261)
Balance September 30, 2021	$151,273	$5,547,808	$(148,473)	$(1,105,516)	$4,445,092	$32,450	$4,477,542

Three Months Ended September 30, 2020
	Common Stock	Additional Paid-In Capital	Treasury Stock	Distributions in Excess of Net Income	Stockholders’ Investment	Nonredeemable Noncontrolling Interests	Total Equity
Balance June 30, 2020	$151,153	$5,540,945	$(148,473)	$(1,028,289)	$4,515,336	$24,993	$4,540,329
Net income	—	—	—	28,115	28,115	140	28,255
Amortization of stock options, restricted stock, and restricted stock units, net of forfeitures	(4)	934	—	—	930	—	930
Contributions from nonredeemable noncontrolling interests	—	—	—	—	—	2,317	2,317
Distributions to nonredeemable noncontrolling interests	—	—	—	—	—	(169)	(169)
Common dividends ($0.30 per share)	—	—	—	(44,569)	(44,569)	—	(44,569)
Balance September 30, 2020	$151,149	$5,541,879	$(148,473)	$(1,044,743)	$4,499,812	$27,281	$4,527,093

See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited; in thousands except per share amounts)

Nine Months Ended September 30, 2021
	Preferred Stock	Common Stock	Additional Paid-In Capital	Treasury Stock	Distributions in Excess of Net Income	Stockholders’ Investment	Nonredeemable Noncontrolling Interests	Total Equity
Balance December 31, 2020	$—	$151,149	$5,542,762	$(148,473)	$(1,078,304)	$4,467,134	$28,404	$4,495,538
Net income	—	—	—	—	111,281	111,281	226	111,507
Common stock issued pursuant to stock based compensation	—	126	426	—	—	552	—	552
Amortization of stock options, restricted stock, and restricted stock units, net of forfeitures	—	(2)	4,620	—	—	4,618	—	4,618
Contributions from nonredeemable noncontrolling interests	—	—	—	—	—	—	5,017	5,017
Distributions to nonredeemable noncontrolling interests	—	—	—	—	—	—	(1,197)	(1,197)
Common dividends ($0.93 per share)	—	—	—	—	(138,493)	(138,493)	—	(138,493)
Balance September 30, 2021	$—	$151,273	$5,547,808	$(148,473)	$(1,105,516)	$4,445,092	$32,450	$4,477,542

Nine Months Ended September 30, 2020
	Preferred Stock	Common Stock	Additional Paid-In Capital	Treasury Stock	Distributions in Excess of Net Income	Stockholders’ Investment	Nonredeemable Noncontrolling Interests	Total Equity
Balance December 31, 2019	$1,717	$149,347	$5,493,883	$(148,473)	$(1,137,200)	$4,359,274	$68,561	$4,427,835
Net income	—	—	—	—	226,159	226,159	641	226,800
Common stock issued pursuant to stock based compensation	—	90	(397)	—	—	(307)	—	(307)
Common stock issued pursuant to unitholder redemption	(1,717)	1,719	45,032	—	—	45,034	(45,034)	—
Amortization of stock options, restricted stock, and restricted stock units, net of forfeitures	—	(7)	3,361	—	—	3,354	—	3,354
Contributions from nonredeemable noncontrolling interests	—	—	—	—	—	—	4,133	4,133
Distributions to nonredeemable noncontrolling interests	—	—	—	—	—	—	(1,020)	(1,020)
Common dividends ($0.90 per share)	—	—	—	—	(133,702)	(133,702)	—	(133,702)
Balance September 30, 2020	$—	$151,149	$5,541,879	$(148,473)	$(1,044,743)	$4,499,812	$27,281	$4,527,093

See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in thousands)

	Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$111,507	$226,800
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales of investment in unconsolidated joint ventures	(13,160)	(45,940)
Gain on investment property transactions, net	(13,037)	(90,192)
Depreciation and amortization	214,399	215,980
Amortization and write-off of deferred financing costs and premium on notes payable	(356)	(671)
Equity-classified stock-based compensation expense, net of forfeitures	5,959	4,415
Effect of non-cash adjustments to rental revenues	(27,838)	(41,614)
Income from unconsolidated joint ventures	(5,826)	(6,751)
Operating distributions from unconsolidated joint ventures	9,085	5,940
Changes in other operating assets and liabilities:
Change in receivables and other assets, net	3,178	(715)
Change in operating liabilities, net	14,676	(8,245)
Net cash provided by operating activities	298,587	259,007
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from investment property sales, net	389,777	435,539
Proceeds from sale of interest in unconsolidated joint ventures, net	67,143	52,815
Property acquisition, development, and tenant asset expenditures	(488,243)	(306,102)
Return of capital distributions from unconsolidated joint venture	25,955	—
Contributions to unconsolidated joint ventures	(46,038)	(3,752)
Change in notes receivable and other assets	—	(167)
Net cash provided by (used in) investing activities	(51,406)	178,333
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facility	329,000	319,500
Repayment of credit facility	(527,400)	(571,000)
Repayment of notes payable	(12,214)	(34,710)
Payment of deferred financing costs	(3,014)	(70)
Contributions from noncontrolling interests	5,017	4,133
Distributions to nonredeemable noncontrolling interests	(1,197)	(1,020)
Common dividends paid	(136,743)	(131,694)
Issuance of term loan	350,000	—
Repayment of term loan	(250,000)	—
Other	—	(1,368)
Net cash used in financing activities	(246,551)	(416,229)
NET INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	630	21,111
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	6,138	17,608
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$6,768	$38,719
See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
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
Cousins, CPLP, CTRS, and their subsidiaries (collectively, the “Company”) develop, acquire, lease, manage, and own primarily Class A office properties and mixed-use developments in the Sun Belt markets of the United States with a focus on Atlanta, Austin, Charlotte, Phoenix, Tampa, Dallas, and Nashville. Cousins has elected to be taxed as a REIT and intends to, among other things, distribute 100% of its net taxable income to stockholders, thereby eliminating any liability for federal income taxes under current law. Therefore, the results included herein do not include a federal income tax provision for Cousins. As of September 30, 2021, the Company's portfolio of real estate assets consisted of interests in 18.5 million square feet of office space and 620,000 square feet of other space.
Basis of Presentation: The condensed consolidated financial statements are unaudited and were prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, these financial statements reflect all adjustments necessary (which adjustments are of a normal and recurring nature) for the fair presentation of the Company's financial position as of September 30, 2021 and the results of operations for the three and nine months ended September 30, 2021 and 2020. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of results expected for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020. The accounting policies employed are substantially the same as those shown in note 2 to the consolidated financial statements included therein.
For the three and nine months ended September 30, 2021 and 2020, there were no items of other comprehensive income. Therefore, the Company did not present comprehensive income.
The Company evaluates all partnerships, joint ventures, and other arrangements with variable interests to determine if the entity or arrangement qualifies as a variable interest entity ("VIE"), as defined in the Financial Accounting Standard Board's ("FASB") Accounting Standards Codification ("ASC"). If the entity or arrangement qualifies as a VIE and the Company is determined to be the primary beneficiary, the Company is required to consolidate the assets, liabilities, and results of operations of the VIE. In the third quarter, the Company transferred the right to purchase a building to a special purpose entity to facilitate a potential Section 1031 exchange under the Internal Revenue Code of 1986, as amended (the "Code"), and the special purpose entity purchased the building and retained the assets acquired therefrom. To realize the tax deferral available under Section 1031, the Company must identify like-kind property to be disposed of within 45 days of the acquisition date and complete the transfer of the title to the to-be-exchanged building within 180 days of the acquisition date. We concluded that Cousins has a controlling financial interest and is, therefore, the primary beneficiary of the venture. The Company consolidates this VIE entity. As of September 30, 2021, this VIE had total assets of $307.1 million and total liabilities of $305.6 million. The liabilities of this VIE eliminate in the Company's consolidated balance sheet.
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
The Company determined that control of the services to be provided is being transferred over time and, thus, the Company must recognize the $52.3 million contract price in revenue as it satisfies the performance obligation. The Company determined that the inputs method of measuring progress of satisfying the performance obligation was the most appropriate method of recognizing revenue for the services component. Therefore, the Company began recognizing revenue in the quarter ended March 31, 2019, and will continue to recognize revenue based upon the time spent by the Company’s employees in providing these services as compared to the total estimated time required to satisfy the performance obligation. During the three months ended September 30, 2021 and 2020, respectively, the Company recognized $2.5 million and $3.7 million in fee income in its consolidated statements of operations related to the services provided to NS. During the nine months ended September 30, 2021 and 2020, respectively, the Company recognized $10.4 million and $11.2 million in fee income in its consolidated statements of operations related to the services provided to NS. As of September 30, 2021 and December 31, 2020 the Company had deferred income of $3.3 million and $5.7 million, respectively, related to NS included in the consolidated balance sheet. Through September 30, 2021, $46.6 million of the $52.3 million contract price for services has been recognized in revenue.
3. REAL ESTATE
Acquisitions
On July 28, 2021, the Company acquired 725 Ponce, a 372,000 square foot office building in Midtown Atlanta, for $300.8 million, including acquisition costs. The Company accounted for this transaction as an acquisition of an asset, and the following table summarizes the allocation of the purchase price of this property (in thousands):

725 Ponce
Tangible assets:
Operating properties	$292,946
Tangible assets	292,946

Intangible assets:
In-place leases	12,788
Above market leases	1,770
Intangible assets	14,558

Intangible liabilities:
Above market leases	(6,739)
Intangible liabilities	(6,739)
Total net assets acquired	$300,765
On September 27, 2021, the Company acquired a 0.15 acre land parcel in Atlanta for a gross purchase price of $3.1 million related to a potential future development in Midtown Atlanta.
On March 12, 2021, the Company acquired a 0.24 acre land parcel in Atlanta for a gross purchase price of $8.0 million that is held in a 95% owned consolidated joint venture.

In May 2020, the Company acquired a 1,550 space parking garage in Charlotte for a gross purchase price of $85.0 million. This property is included in real estate assets on the condensed consolidated balance sheet and in the Company's Charlotte/Other operating segment.
Subsequent to quarter end, on October 1, 2021, the Company acquired Heights Union, a 294,000 square foot office property in Tampa, for a gross purchase price of $144.8 million.
Dispositions
On July 23, 2021, the Company sold One South at the Plaza in Charlotte for a gross sales price of $271.5 million and a gain of $13.1 million.
On July 1, 2021, the Company sold 0.7 acres of land in Phoenix, adjacent to our 100 Mill development, to a hotel developer for $6.4 million. Net proceeds approximated our book value.
On April 7, 2021, the Company sold Burnett Plaza, a one million square foot office building in Fort Worth, for a gross sales price of $137.5 million and recorded a loss of $19,000.
During March 2020, the Company sold Hearst Tower, a 966,000 square foot office building in Charlotte, for a gross purchase price of $455.5 million. The Company recognized a gain of $90.4 million on the sale.
During February 2020, the Company sold Woodcrest, a 386,000 square foot office property in Cherry Hill, New Jersey, for a gross purchase price of $25.3 million. The Company acquired Woodcrest in a merger and did not record any gain or loss on the sale.
Held For Sale Buildings
The Company's Burnett Plaza property in Fort Worth was classified as held for sale as of December 31, 2020 as the result of the Company accepting an offer for the sale of the property in the fourth quarter of 2020. The major classes of assets and liabilities of those properties held for sale were as follows (in thousands):

December 31, 2020
Real estate assets and other assets held for sale
Operating property, net of accumulated depreciation of $8,123	$106,864
Notes and accounts receivable	439
Deferred rents receivable	2,480
Intangible assets, net of accumulated amortization of $6,065	15,830
Other assets	133
Total real estate assets and other assets held for sale	$125,746

Liabilities of real estate assets held for sale
Accounts payable and accrued expenses	$7,399
Deferred income	44
Intangible liabilities, net of accumulated amortization of $1,205	3,014
Other liabilities	2,149
Total liabilities of real estate assets held for sale	$12,606
Impairment
The Company tests buildings held for investment for impairment whenever changes in circumstances indicate a building’s carrying value may not be recoverable. The test is conducted using undiscounted cash flows for the shorter of the building’s estimated hold period or its remaining useful life. When testing for recoverability of value of buildings held for investment, projected cash flows are used over its expected hold period. If the expected hold period includes some likelihood of shorter-term hold period from a potential sale, the probability of a sale is layered into the analysis. If any building's held for investment analysis were to fail the impairment test, its book value would be written down to its then current estimated fair value, before any selling expense, and that building would continue to depreciate over its remaining useful life. None of the Company’s held for investment buildings were impaired during any periods presented in the accompanying statement of operations while under the held for investment classification.
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
4. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES
The following information summarizes financial data and principal activities of the Company's unconsolidated joint ventures. The information included in the following table entitled summary of financial position is as of September 30, 2021 and December 31, 2020 (in thousands). The information included in the summary of operations table is for the nine months ended September 30, 2021 and 2020 (in thousands):

	Total Assets		Total Debt		Total Equity (Deficit)		Company’s Investment
SUMMARY OF FINANCIAL POSITION:	2021	2020	2021	2020	2021	2020	2021		2020
Neuhoff Holdings LLC	111,250	—	26,932	—	84,318	—	42,159		—
Austin 300 Colorado Project, LP	173,515	165,586	92,252	86,848	70,167	68,567	38,919		38,488
AMCO 120 WT Holdings, LLC	84,640	85,449	—	—	83,406	84,311	15,450		15,735
HICO Victory Center LP	16,230	16,544	—	—	15,929	15,709	10,709		10,595
715 Ponce Holdings LLC	8,051	—	—	—	8,016	—	4,028		—
DC Charlotte Plaza LLLP	—	173,704	—	—	—	90,648	6		47,941
Carolina Square Holdings LP	113,129	118,616	133,264	77,034	(33,999)	21,888	(15,671)	(1)	12,430
Crawford Long - CPI, LLC	26,450	29,641	64,996	66,423	(40,203)	(38,253)	(19,326)	(1)	(18,289)	(1)
Other	112	1,313	—	—	118	1,316	80		292
	$533,377	$590,853	$317,444	$230,305	$187,752	$244,186	$76,354		$107,192

	Total Revenues		Net Income (Loss)		Company's Share of Income (Loss)
SUMMARY OF OPERATIONS:	2021	2020	2021	2020	2021	2020
DC Charlotte Plaza LLLP	15,209	15,476	5,494	5,597	2,549	2,583
Crawford Long - CPI, LLC	9,743	9,784	3,049	2,767	1,412	1,329
Carolina Square Holdings LP	12,478	10,792	1,713	1,936	776	950
Austin 300 Colorado Project, LP	6,388	264	1,600	90	773	45
HICO Victory Center LP	199	241	199	241	111	121
AMCO 120 WT Holdings, LLC	6,385	1,564	234	(2,106)	38	(383)
715 Ponce Holdings LLC	25	—	11	—	7	—
Other	378	6,920	271	3,477	160	2,106
	$50,805	$45,041	$12,571	$12,002	$5,826	$6,751
(1) Negative bases are included in deferred income on the consolidated balance sheets.

On September 30, 2021, the Company sold its 50% owned joint venture interest in DC Charlotte Plaza, LLLP ("DCCP"), which owned a 281,000 square foot office building in Charlotte, to its partner for a gross sales price of $60.8 million. The sale was triggered by the exercise of the partner's purchase option as stipulated in the partnership agreement. The Company recognized a gain of $13.1 million on the sale of its interest in DCCP.
On July 28, 2021, Neuhoff Holdings LLC ("Neuhoff"), a 50-50 joint venture, was formed for the purpose of developing a mixed-use property in Nashville. The Company made an initial contribution of $35.1 million for its interest in the land and development costs incurred to date. In addition to the existing assets of the joint venture, Neuhoff also has rights to adjacent parcels for future development. On September 30, 2021, the joint venture closed on a construction loan with a borrowing capacity up to $312.7 million. The mortgage loan bears interest at the London Interbank Offering Rate ("LIBOR") plus 3.45% and matures on September 30, 2025.
On July 28, 2021, 715 Ponce Holdings LLC ("715 Ponce"), a 50-50 joint venture, was formed for the purpose of developing a property in Midtown Atlanta in the future. The Company made an initial contribution of $4.0 million for its interest in the land held by the joint venture.
In March 2021, Carolina Square Holdings LP ("Carolina Square"), a 50% owned joint venture with NR 123 Franklin LLC ("Northwood Ravin"), issued a non-recourse mortgage note with a principal balance of $135.7 million. Proceeds from the issuance of this mortgage note were used to repay in full its $77.5 million construction loan that was set to mature May 1, 2021 and to make a pro-rata distribution of $26.0 million to each partner. The mortgage loan bears interest at LIBOR plus 1.80% and matures on March 18, 2026.

In March 2020, the Company sold its 50% owned joint venture interest in Charlotte Gateway Village, LLC ("Gateway"), which owned a 1.1 million square foot office building in Charlotte, to its partner for a gross sales price of $52.2 million. The sale was triggered by the exercise of the partner's purchase option, and the proceeds from this sale represent a 17% internal rate of return for the Company on its invested capital, as stipulated in the partnership agreement. The Company recognized a gain of $44.7 million on the sale of its interest in Gateway, net of $188,000 of estimated state income tax.
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
5. INTANGIBLE ASSETS AND LIABILITIES
At September 30, 2021 and December 31, 2020, intangible assets included the following (in thousands):

	2021	2020
In-place leases, net of accumulated amortization of $144,765 and $212,413 in 2021 and 2020, respectively	$119,958	$145,290
Above-market rents, net of accumulated amortization of $25,771 and $33,548 in 2021 and 2020, respectively	19,524	24,960
Below-market ground lease, net of accumulated amortization of $1,380 and $1,173 in 2021 and 2020, respectively	17,033	17,240
Goodwill	1,674	1,674
	$158,189	$189,164
At September 30, 2021 and December 31, 2020, intangible liabilities included the following (in thousands):

	2021	2020
Below-market rents, net of accumulated amortization of $55,946 and $73,612 in 2021 and 2020, respectively	$54,929	$68,219
Above-market ground lease, net of accumulated amortization of $389 and $354 in 2021 and 2020, respectively	1,592	1,627
	$56,521	$69,846
Aggregate net amortization expense related to intangible assets and liabilities for the three and nine months ended September 30, 2021 was $8.2 million and $24.6 million, respectively. Aggregate net amortization expense related to intangible assets and liabilities for the three and nine months ended September 30, 2020 was $10.2 million and $33.7 million, respectively. Over the next five years and thereafter, aggregate amortization of these intangible assets and liabilities is anticipated to be as follows (in thousands):

	In-Place Leases	Above-Market Rents	Below-Market Ground Lease	Below-Market Rents	Above-Market Ground Lease
2021 (three months)	$9,587	$1,333	$69	$(4,248)	$(12)
2022	25,871	4,575	276	(10,284)	(46)
2023	21,515	3,748	276	(8,662)	(46)
2024	17,484	2,971	276	(7,942)	(46)
2025	13,722	1,975	276	(7,366)	(46)
Thereafter	31,779	4,922	15,860	(16,427)	(1,396)
	$119,958	$19,524	$17,033	$(54,929)	$(1,592)
The carrying amount of goodwill did not change during the three and nine months ended September 30, 2021 and 2020.

6. OTHER ASSETS
Other assets on the consolidated balance sheets as of September 30, 2021 and December 31, 2020 included the following (in thousands):

	2021	2020
Furniture, fixtures and equipment, leasehold improvements, and other deferred costs, net of accumulated depreciation of $18,886 and $32,582 in 2021 and 2020, respectively	$14,891	$17,211
Predevelopment costs and earnest money	24,988	17,841
Prepaid expenses and other assets	9,368	6,095
Lease inducements, net of accumulated amortization of $3,678 and $3,316 in 2021 and 2020, respectively	6,347	5,771
Line of credit deferred financing costs, net of accumulated amortization of $5,597 and $4,461 in 2021 and 2020, respectively	1,885	3,021
	$57,479	$49,939
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
7. NOTES PAYABLE
The following table summarizes the terms of notes payable outstanding at September 30, 2021 and December 31, 2020 ($ in thousands):

Description	Interest Rate (1)	Maturity (2)	2021	2020
Unsecured Notes:
Credit Facility, Unsecured	1.13%	2023	$34,000	$232,400
Term Loan, Unsecured	1.13%	2024	350,000	—
Term Loan, Unsecured	1.30%	2021	—	250,000
2019 Senior Notes, Unsecured	3.95%	2029	275,000	275,000
2017 Senior Notes, Unsecured	3.91%	2025	250,000	250,000
2019 Senior Notes, Unsecured	3.86%	2028	250,000	250,000
2019 Senior Notes, Unsecured	3.78%	2027	125,000	125,000
2017 Senior Notes, Unsecured	4.09%	2027	100,000	100,000
			1,384,000	1,482,400
Secured Mortgage Notes:
Fifth Third Center	3.37%	2026	134,529	137,057
Terminus 100	5.25%	2023	112,524	114,997
Colorado Tower	3.45%	2026	112,786	114,660
Promenade	4.27%	2022	89,952	92,593
Domain 10 (3)	3.75%	2024	76,874	78,232
Terminus 200	3.79%	2023	73,015	74,354
Legacy Union One	4.24%	2023	66,000	66,000
			665,680	677,893
			$2,049,680	$2,160,293

Unamortized premium			4,826	7,574
Unamortized loan costs			(6,907)	(5,148)
Total Notes Payable			$2,047,599	$2,162,719
(1) Interest rate as of September 30, 2021.
(2) Weighted average maturity of notes payable outstanding at September 30, 2021 was 4.39 years.
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
The interest rate applicable to the Credit Facility varies according to the Company's leverage ratio, and may, at the election of the Company, be determined based on either (1) the current LIBOR plus a spread of between 1.05% and 1.45%, or (2) the greater of Bank of America's prime rate, the federal funds rate plus 0.50%, or the one-month LIBOR plus 1.0% (the "Base Rate"), plus a spread of between 0.10% and 0.45%, based on leverage.
At September 30, 2021, the Credit Facility's spread over LIBOR was 1.05%. The amount that the Company may draw under the Credit Facility is a defined calculation based on the Company's unencumbered assets and other factors. The total available borrowing capacity under the Credit Facility was $966.0 million at September 30, 2021.
Term Loan
On June 28 2021, the Company entered into an Amended and Restated Term Loan Agreement (the "New Term Loan") that amended the former term loan agreement. Under the New Term Loan, the Company has borrowed $350 million that matures on August 30, 2024 with options to, on up to four successive occasions, extend the maturity date for an additional 180 days. The New Term Loan has financial covenants consistent with those of the Credit Facility. The interest rate applicable to the New Term Loan varies according to the Company’s leverage ratio and may, at the election of the Company, be determined based on either (1) the Eurodollar Rate Loans plus a spread of between 1.05% and 1.65%, (2) the current LIBOR Daily Floating plus a spread of between 1.05% and 1.65%, or (3) the interest rate applicable to Base Rate Loans plus a spread of between 0.05% and 0.65%. At September 30, 2021, the New Term Loan's spread over LIBOR was 1.05%. The Company is in compliance with all covenants of the New Term Loan.
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
Secured Mortgage Notes
In June of 2021, the Company executed a collateral substitution for the mortgage previously secured by the Company's 816 Congress property in Austin. The mortgage is now secured by the Company's Domain 10 property in Austin. All other terms of the note were unchanged.
On February 3, 2020, the Company prepaid in full, without penalty, the $23.0 million Meridian Mark Plaza mortgage note.
As of September 30, 2021, the Company had $665.7 million outstanding on seven non-recourse mortgage notes. All interest rates on the secured mortgage notes are fixed. Assets with depreciated carrying values of $1.2 billion were pledged as security on these mortgage notes payable.

Other Debt Information
At September 30, 2021 and December 31, 2020, the estimated fair value of the Company’s notes payable was $2.2 billion and $2.3 billion, respectively, calculated by discounting the debt's remaining contractual cash flows at estimated rates at which similar loans could have been obtained at September 30, 2021 and December 31, 2020. The estimate of the current market rate, which is the most significant input in the discounted cash flow calculation, is intended to replicate debt of similar maturity and loan-to-value relationship. These fair value calculations are considered to be Level 2 under the guidelines as set forth in ASC 820, as the Company utilizes market rates for similar type loans from third party brokers.
For the three and nine months ended September 30, 2021 and 2020, interest expense was recorded as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Total interest incurred	$18,181	$17,780	$54,775	$56,944
Interest capitalized	(1,472)	(2,722)	(4,202)	(11,989)
Total interest expense	$16,709	$15,058	$50,573	$44,955
8. OTHER LIABILITIES
Other liabilities on the consolidated balance sheets as of September 30, 2021 and December 31, 2020 included the following (in thousands):

	2021	2020
Ground lease liability	$58,547	$58,619
Prepaid rent	32,801	30,479
Security deposits	12,806	13,098
Restricted stock unit liability	6,683	10,613
Other liabilities	4,763	5,294
	$115,600	$118,103
9. COMMITMENTS AND CONTINGENCIES
Commitments
The Company had outstanding performance bonds totaling $527,000 at September 30, 2021. As a lessor, the Company had $244.0 million in future obligations under leases to fund tenant improvements and other future construction obligations at September 30, 2021.
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

Contingencies
Events related to the COVID-19 pandemic and the actions taken to contain it have created substantial uncertainty for all businesses, including the Company. The Company’s condensed consolidated financial statements as of and for the three and nine months ended September 30, 2021 and September 30, 2020 have been prepared in light of these circumstances without any impairments on held for use long-lived investments or significant valuation adjustments to amounts due from tenants. However, circumstances related to the COVID-19 pandemic may result in recording impairments or material valuation adjustments to amounts due from tenants in future periods.
10.    STOCKHOLDERS' EQUITY
In the third quarter of 2021, the Company entered into an Equity Distribution Agreement with six financial institutions known as an at-the-market stock offering program ("ATM program"), under which the Company may offer and sell shares of its common stock from time to time in "at-the-market" offerings with an aggregate gross sales price of up to $500 million. In connection with the ATM program, Cousins may, at its discretion, enter into forward equity sale agreements. The use of a forward equity sale agreement would allow the Company to lock in a share price on the sale of shares of its common stock at the time the agreement is executed, but defer receiving the proceeds from the sale of shares until a later date, allowing the Company to better align such funding with its capital needs. Sales of shares of Cousins' stock through its banking relationships, if any, are made in amounts and at times to be determined by Cousins from time to time, but the Company has no obligation to sell any of the shares in the offering and may suspend sales in connection with the offering at any time. Sales of Cousins' common stock under forward equity sale agreements, if undertaken, meet the derivatives and hedging guidance scope exception as the contracts are related to the Company's own stock. To date, there have been no material sales under forward equity sale agreements, and the Company has not received proceeds related to the issuance of any shares under the ATM program. To the extent unsettled shares sold under forward equity sale agreements are potentially dilutive at period end under the treasury stock method, the impact of such dilution is disclosed in the calculation included in Note 13.
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
For the three and nine months ended September 30, 2021, the Company recognized rental property revenues of $185.5 million and $552.1 million, respectively, of which $52.3 million and $148.3 million, respectively, represented variable rental revenue. For the three and nine months ended September 30, 2020, the Company recognized rental property revenues of $179.0 million and $543.3 million, respectively, of which $47.1 million and $145.4 million, respectively, represented variable rental revenue.
For the three and nine months ended September 30, 2021, the Company recognized fee and other revenue of $3.2 million and $12.8 million, respectively. For the three and nine months ended September 30, 2020, the Company recognized fee and other revenue of $4.4 million and $13.9 million, respectively.

12. STOCK-BASED COMPENSATION
The Company maintains the Cousins Properties Incorporated 2019 Omnibus Incentive Stock Plan (the "2019 Plan") under which the Company has several types of stock-based compensation — stock options, restricted stock, and restricted stock units ("RSUs"). The Company also maintains the Cousins Properties Incorporated 2009 Incentive Stock Plan (the "2009 Plan") and the Cousins Properties Incorporated 2005 Restricted Stock Unit Plan (the "RSU Plan"). Since first quarter 2019, there have been no awards made or permitted under the 2009 Plan or RSU Plan.
Employee Awards
The Company's stock compensation expense for the three and nine months ended September 30, 2021 relates to restricted stock and RSUs awarded in 2021, 2020, 2019, and 2018. Stock compensation expense for the three and nine months ended September 30, 2020 relates to restricted stock and RSUs awarded in 2020, 2019, 2018, and 2017. Restricted stock, the 2021 RSUs, and the 2020 RSUs are equity-classified awards (settled in shares of the Company) for which compensation expense per share is fixed. The 2019, 2018, and 2017 RSUs are liability-classified awards (settled in cash) for which the expense fluctuates from period to period dependent, in part, on the Company's stock price. For the three and nine months ended September 30, 2021 and 2020, stock-based compensation expense, net of forfeitures, was recorded as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Equity-classified awards:
Restricted stock	$682	$568	$1,995	$2,016
Market based RSUs	587	284	1,946	998
Performance based RSUs	203	78	677	340
Total equity-classified award expense, net of forfeitures	1,472	930	4,618	3,354

Liability-classified awards
Market based RSUs	827	503	1,597	942
Performance based RSUs	83	(48)	340	(133)
Time vested RSUs	149	82	522	361
Dividend equivalent units	24	66	76	193
Total liability-classified award expense, net of forfeitures	1,083	603	2,535	1,363
Total stock-based compensation expense, net of forfeitures	$2,555	$1,533	$7,153	$4,717

Information on the Company's stock compensation plan, including information on the Company's equity-classified and liability-classified awards, is discussed in note 16 of the notes to consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.
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
The RSU awards are equity-classified awards to be settled in stock with issuance dependent upon the attainment of required service, market, and performance criteria. For the Market-based RSUs, the Company expenses an estimate of the fair value of the awards on the grant date, calculated using a Monte Carlo valuation at grant date, ratably over the vesting period, adjusting only for forfeitures when they occur. The expense of these Market-based RSUs is not adjusted for the number of awards that actually vest. For the Performance-based RSUs, the Company expenses the awards over the vesting period using the grant date fair market value of the Company's stock on the grant date. The expense is recognized ratably over the vesting period and adjusted each quarter based on the number of shares expected to vest and for forfeitures when they occur. The performance period for the Performance-based RSUs and TSR measurement period for the Market-based RSUs awarded is three years starting on January 1 of the year of issuance and ending on December 31. The ultimate settlement of these awards can range from 0% to 200% of the targeted number of units depending on the achievement of the market and performance metrics described above.

The restricted stock vests ratably over three years from the grant date. The Company records restricted stock in common stock and additional paid-in capital at fair value on the grant date, with the offsetting deferred compensation also recorded in additional paid-in capital. The Company records compensation expense over the vesting period.
The following table summarizes the grants of equity-classified awards made by the Company in February 2021:

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
Director Awards
Under the 2019 Plan, in February 2021 the Company issued 185 shares of stock to an independent member of the board of directors reflecting the exercise by a director to receive common stock in lieu of prorated cash compensation for service as committee chair, which vested immediately on the issuance date. In June 2021 the Company also granted 34,727 shares of stock with a grant date value of $1.3 million to independent members of the board of directors for their service as members of the board. These shares vest on the issuance date, and the Company records the related expense over the directors' one year service period.

13. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2021 and 2020 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Earnings per Common Share - basic:
Numerator:
Net income	$54,136	$28,255	$111,507	$226,800
Net income attributable to noncontrolling interests in CPLP from continuing operations	(9)	(5)	(20)	(312)
Net income attributable to other noncontrolling interests	(109)	(135)	(206)	(329)
Net income available to common stockholders	$54,018	$28,115	$111,281	$226,159

Denominator:
Weighted average common shares - basic	148,688	148,566	148,659	148,181
Net income per common share - basic	$0.36	$0.19	$0.75	$1.53

Earnings per common share - diluted:
Numerator:
Net income	$54,136	$28,255	$111,507	$226,800
Net income attributable to other noncontrolling interests	(109)	(135)	(206)	(329)
Net income available for common stockholders before allocation of net income attributable to noncontrolling interests in CPLP	$54,027	$28,120	$111,301	$226,471

Denominator:
Weighted average common shares - basic	148,688	148,566	148,659	148,181
Add:
Potential dilutive common shares - stock options	—	3	1	5
Potential dilutive common shares - restricted stock units, less shares assumed purchased at market price	59	12	58	12
Weighted average units of CPLP convertible into common shares	25	25	25	388
Weighted average common shares - diluted	148,772	148,606	148,743	148,586
Net income per common share - diluted	$0.36	$0.19	$0.75	$1.52

14. CONSOLIDATED STATEMENTS OF CASH FLOWS - SUPPLEMENTAL INFORMATION
Supplemental information related to the cash flows, including significant non-cash activity affecting the consolidated statement of cash flows, for the nine months ended September 30, 2021 and 2020 is as follows (in thousands):

	2021	2020
Interest paid	$61,235	$56,761
Income taxes paid	155	—
Non-Cash Activity:
Transfer from operating properties and related assets and liabilities to assets and liabilities of real estate assets held for sale	249,365	—
Common stock dividends declared and accrued	46,319	44,569
Transfers from projects under development to operating properties	—	443,932
Transfer from land held and other assets to projects under development	—	29,121
Change in accrued property, acquisition, development, and tenant expenditures	—	35,707
The following table provides a reconciliation of cash, cash equivalents, and restricted cash recorded on the consolidated balance sheets to cash, cash equivalents, and restricted cash in the consolidated statements of cash flows (in thousands):

	September 30, 2021	December 31, 2020
Cash and cash equivalents	$5,532	$4,290
Restricted cash	1,236	1,848
Total cash, cash equivalents, and restricted cash	$6,768	$6,138
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
Company management evaluates the performance of its reportable segments in part based on net operating income (“NOI”). NOI represents rental property revenues, less termination fees, less rental property operating expenses. NOI is not a measure of cash flows or operating results as measured by GAAP, is not indicative of cash available to fund cash needs, and should not be considered an alternative to cash flows as a measure of liquidity. All companies may not calculate NOI in the same manner. The Company considers NOI to be an appropriate supplemental measure to net income as it helps both management and investors understand the core operations of the Company's operating assets. NOI excludes fee income, other revenue, corporate general and administrative expenses, reimbursed expenses, interest expense, depreciation and amortization, impairments, gains/loss on sales of real estate, gain/loss on extinguishment of debt, transaction costs, and other non-operating items.

Segment net income, amount of capital expenditures, and total assets are not presented in the following tables because management does not utilize these measures when analyzing its segments or when making resource allocation decisions. Information on the Company's segments along with a reconciliation of NOI to net income for the three and nine months ended September 30, 2021 and 2020 are as follows (in thousands):

Three Months Ended September 30, 2021	Office	Other	Total
Revenues:
Atlanta	$67,959	$369	$68,328
Austin	65,448	—	65,448
Charlotte	17,527	721	18,248
Dallas	4,337	—	4,337
Phoenix	12,847	—	12,847
Tampa	14,444	—	14,444
Other	8,702	1,155	9,857
Total segment revenues	191,264	2,245	193,509
Less: Company's share of rental property revenues from unconsolidated joint ventures	(6,470)	(1,524)	(7,994)
Total rental property revenues	$184,794	$721	$185,515

Three Months Ended September 30, 2020	Office	Other	Total
Revenues:
Atlanta	$64,742	$110	$64,852
Austin	52,008	—	52,008
Charlotte	19,567	803	20,370
Dallas	4,601	—	4,601
Phoenix	12,689	—	12,689
Tampa	13,179	—	13,179
Other	16,354	1,193	17,547
Total segment revenues	183,140	2,106	185,246
Less: Company's share of rental property revenues from unconsolidated joint ventures	(4,920)	(1,302)	(6,222)
Total rental property revenues	$178,220	$804	$179,024

Nine Months Ended September 30, 2021	Office	Other	Total
Revenues:
Atlanta	$198,461	$1,039	$199,500
Austin	183,158	—	183,158
Charlotte	60,578	1,873	62,451
Dallas	13,351	—	13,351
Phoenix	38,067	—	38,067
Tampa	43,180	—	43,180
Other	31,825	3,930	35,755
Total segment revenues	568,620	6,842	575,462
Less: Company's share of rental property revenues from unconsolidated joint ventures	(18,405)	(4,969)	(23,374)
Total rental property revenues	$550,215	$1,873	$552,088

Nine Months Ended September 30, 2020	Office	Other	Total
Revenues:
Atlanta	$193,117	$234	$193,351
Austin	155,009	—	155,009
Charlotte	74,057	1,354	75,411
Dallas	13,559	—	13,559
Phoenix	37,932	—	37,932
Tampa	40,203	—	40,203
Other	46,092	3,631	49,723
Total segment revenues	559,969	5,219	565,188
Less: Company's share of rental property revenues from unconsolidated joint ventures	(18,072)	(3,864)	(21,936)
Total rental property revenues	$541,897	$1,355	$543,252

NOI by reportable segment for the three and nine months ended September 30, 2021 and 2020 are as follows (in thousands):

Three Months Ended September 30, 2021	Office	Other	Total
Net Operating Income:
Atlanta	$44,333	$180	$44,513
Austin	38,532	—	38,532
Charlotte	12,491	361	12,852
Dallas	3,424	—	3,424
Phoenix	9,299	—	9,299
Tampa	9,434	—	9,434
Other	5,347	747	6,094
Total Net Operating Income	$122,860	$1,288	$124,148

Three Months Ended September 30, 2020	Office	Other	Total
Net Operating Income:
Atlanta	$43,399	$(11)	$43,388
Austin	31,639	—	31,639
Charlotte	14,086	535	14,621
Dallas	3,688	—	3,688
Phoenix	9,205	—	9,205
Tampa	8,230	—	8,230
Other	8,483	762	9,245
Total Net Operating Income	$118,730	$1,286	$120,016

Nine Months Ended September 30, 2021	Office	Other	Total
Net Operating Income:
Atlanta	$130,551	$433	$130,984
Austin	108,764	—	108,764
Charlotte	43,176	796	43,972
Dallas	10,546	—	10,546
Phoenix	27,252	—	27,252
Tampa	27,755	—	27,755
Other	18,142	2,562	20,704
Total Net Operating Income	$366,186	$3,791	$369,977

Nine Months Ended September 30, 2020	Office	Other	Total
Net Operating Income:
Atlanta	$129,992	$(113)	$129,879
Austin	92,161	—	92,161
Charlotte	50,302	912	51,214
Dallas	10,907	—	10,907
Phoenix	27,920	—	27,920
Tampa	24,372	—	24,372
Other	26,008	2,469	28,477
Total Net Operating Income	$361,662	$3,268	$364,930

The following reconciles Net Operating Income to net income for each of the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net Operating Income	$124,148	$120,016	$369,977	$364,930
Net operating income from unconsolidated joint ventures	(5,762)	(4,208)	(15,953)	(14,436)
Fee income	3,094	4,350	12,426	13,772
Termination fee income	1,775	372	2,599	3,755
Other income	123	6	405	169
Reimbursed expenses	(383)	(373)	(1,149)	(1,216)
General and administrative expenses	(7,968)	(5,658)	(22,014)	(19,853)
Interest expense	(16,709)	(15,058)	(50,573)	(44,955)
Depreciation and amortization	(72,073)	(71,498)	(214,399)	(215,980)
Transaction costs	—	—	—	(428)
Other expenses	(421)	(723)	(1,835)	(1,841)
Income from unconsolidated joint ventures	2,128	1,611	5,826	6,751
Gain (loss) on sales of investments in unconsolidated joint ventures	13,121	(59)	13,160	45,940
Gain (loss) on investment property transactions	13,063	(523)	13,037	90,192
Net income	$54,136	$28,255	$111,507	$226,800

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
Overview of 2021 Performance and Company and Industry Trends
Cousins Properties Incorporated ("Cousins") (and collectively, with its subsidiaries, the "Company," "we," "our," or "us") is a publicly traded (NYSE: CUZ), self-administered, and self-managed real estate investment trust, or REIT. Cousins conducts substantially all of its business through Cousins Properties LP ("CPLP"). Cousins owns in excess of 99% of CPLP and consolidates CPLP. CPLP owns Cousins TRS Services LLC, a taxable entity that owns and manages its own real estate portfolio and performs certain real estate related services for other parties. Our strategy is to create value for our stockholders through ownership of the premier urban office portfolio in the Sun Belt markets, with a particular focus on Atlanta, Austin, Charlotte, Phoenix, Tampa, Dallas, and Nashville. This strategy is based on a disciplined approach to capital allocation that includes asset acquisitions, selective development projects, and timely dispositions of non-core assets. This strategy is also based on a simple, flexible, and low-leveraged balance sheet that allows us to pursue compelling growth opportunities at the most advantageous points in the cycle. To implement this strategy, we leverage our strong local operating platforms within each of our major markets.
During the quarter, we leased or renewed 597,000 square feet of office space. The weighted average net effective rent of these leases, representing base rent less operating expense reimbursements and leasing costs, was $24.06 per square foot. For those office spaces that were under lease within the past year, net effective rent increased 31.6%. Same property net operating income (defined below) for consolidated properties and our share of unconsolidated properties decreased by 1.4% between the three months ended September 30, 2021 and 2020.
On July 1, 2021, we sold a 0.7 acre land parcel adjacent to our 100 Mill development in Phoenix, to a hotel developer for a gross sales price of $6.4 million. Net proceeds approximated book value.
On July 23, 2021, we sold our One South at the Plaza operating property in Charlotte, for a gross sales price of $271.5 million and an estimated gain of $13.1 million.
On July 28, 2021, we purchased 725 Ponce, a 372,000 square foot office property in Midtown Atlanta, for $300.8 million, including acquisition costs.
On July 28, 2021, we entered into a 50/50 joint venture to develop Neuhoff, a mixed-use project in Nashville, which will include 448,000 square feet of office and retail space as well as 542 multi-family units for an estimated investment of $281.3 million at our share.
On July 28, 2021, we entered into a 50/50 joint venture to own 715 Ponce, a land parcel adjacent to the 725 Ponce property in Midtown Atlanta. Our initial contribution was $4 million.
Subsequent to quarter end, we acquired Heights Union, a 294,000 square foot office property in Tampa, for a gross purchase price of $144.8 million.
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
Although the impact to our business of the COVID-19 pandemic has not been severe to date, the long-term impact of the pandemic on our tenants or prospective tenants and the worldwide economy is uncertain and will depend on the scope, severity, and duration of the pandemic, along with the speed of vaccinations in our markets and a return to the office by our tenants. A prolonged economic downturn resulting from the pandemic could adversely affect many of our tenants or prospective tenants, which could, in turn, adversely impact our business, financial condition, and results of operations.

Results of Operations For The Three and Nine Months Ended September 30, 2021
General
Net income available to common stockholders for the three and nine months ended September 30, 2021 was $54.0 million and $111.3 million, respectively. For the three and nine months ended September 30, 2020 the net income available to common stockholders was $28.1 million and $226.2 million, respectively. We detail below material changes in the components of net income available to common stockholders for the three and nine months ended September 30, 2021 compared to 2020.
Rental Property Revenue, Rental Property Operating Expenses, and Net Operating Income
The following results include the performance of our Same Property portfolio. Our Same Property portfolio includes office properties that have been fully operational and owned by us in each of the comparable reporting periods. A fully operational property is one that has achieved 90% economic occupancy or has been substantially complete for at least one year.
We use Net Operating Income ("NOI"), a non-GAAP financial measure, to assess the operating performance of our properties. NOI is also widely used by industry analysts and investors to evaluate performance. NOI, which is rental property revenues (excluding termination fee income) less rental property operating expenses, excludes certain components from net income in order to provide results that are more closely related to a property's results of operations. Certain items, such as interest expense, while included in net income, do not affect the operating performance of a real estate asset and are often incurred at the corporate level as opposed to the property level. As a result, we use only those income and expense items that are incurred at the property level to evaluate a property's performance. Depreciation, amortization, and impairment are also excluded from NOI. Same Property NOI allows analysts, investors, and management to analyze continuing operations and evaluate the growth trend of our portfolio.
Rental property revenues, rental property operating expenses, and NOI changed between the 2021 and 2020 periods as follows ($ in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Rental Property Revenues
Same Property	$157,740	$158,189	$(449)	(0.3)%	$474,157	$471,820	$2,337	0.5%
Non-Same Property	26,000	20,463	5,537	27.1%	75,332	67,677	7,655	11.3%
Termination Fee Income	1,775	372	1,403	377.2%	2,599	3,755	(1,156)	(30.8)%
Total Rental Property Revenues	$185,515	$179,024	$6,491	3.6%	$552,088	$543,252	$8,836	1.6%

Rental Property Operating Expenses
Same Property	$56,455	$55,382	$1,073	1.9%	$169,117	$164,598	$4,519	2.7%
Non-Same Property	8,899	7,462	1,437	19.3%	26,348	26,222	126	0.5%
3344 Peachtree Legal Expense Recovery	—	—	—	—%	—	(1,817)	1,817	(100.0)%
Total Rental Property Operating Expenses	$65,354	$62,844	$2,510	4.0%	$195,465	$189,003	$6,462	3.4%

Net Operating Income
Same Property NOI	$101,285	$102,807	$(1,522)	(1.4)%	$305,040	$307,222	$(2,182)	(0.7)%
Non-Same Property NOI	17,101	13,001	4,100	31.5%	48,984	41,455	7,529	18.2%
3344 Peachtree Legal Expense Recovery	—	—	—	—%	—	1,817	(1,817)	(100.0)%
Total NOI	$118,386	$115,808	$2,578	2.2%	$354,024	$350,494	$3,530	1.0%
Same Property operating expenses have been adjusted to remove a $1.8 million one-time credit for construction-related legal expenses that were recovered through settlement during the nine months ended September 30, 2020. Same Property operating expenses, after this adjustment, increased for both the three and nine month periods primarily due to an increase in real estate taxes and an increase in operating expenses related to higher physical occupancy at our properties.
Non-Same Property revenue, expenses, and NOI increased for both the three and nine month periods primarily as a result of completed development and commencement of operations at Domain 10, Domain 11, Domain 12, 10000 Avalon, and 120 West Trinity and the addition of RailYard in November 2020 and 725 Ponce in July 2021, partially offset by the sales of Hearst Tower and Woodcrest in the first quarter of 2020, the sale of Burnett Plaza in the second quarter of 2021, and the sale of One South at the Plaza in the third quarter of 2021.

General and Administrative Expenses
General and administrative expenses increased $2.3 million or 40.8% for the three months ended September 30, 2021 and $2.2 million or 10.9% for the nine months ended September 30, 2021 compared to the same periods in the prior year. This increase is primarily driven by changes in stock compensation expense.
Interest Expense
Interest expense, net of amounts capitalized, increased $1.7 million or 11.0% and $5.6 million or 12.5% for three and nine months ended September 30, 2021, respectively, compared to the same periods in the prior year. This increase is primarily due to a decrease in interest capitalized in 2021 as a result of the start of preliminary operational activity for projects completing development in the second and third quarters of 2021 and an increase in interest related to the increased borrowings from the amended and restated Term Loan.
Depreciation and Amortization
Depreciation and amortization changed between the 2021 and 2020 periods as follows ($ in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Depreciation and Amortization
Same Property	$62,758	$60,584	$2,174	3.6%	$185,309	$185,691	$(382)	(0.2)%
Non-Same Property	9,159	10,760	(1,601)	(14.9)%	28,619	29,755	(1,136)	(3.8)%
Non-Real Estate Assets	156	154	2	1.3%	471	534	(63)	(11.8)%
Total Depreciation and Amortization	$72,073	$71,498	$575	0.8%	$214,399	$215,980	$(1,581)	(0.7)%
Depreciation and amortization of Non-Same Property decreased between the three and nine month periods primarily as a result of the sale of Burnett Plaza in April 2021 and the sale of One South at the Plaza in July 2021, partially offset by the completed development and commencement of depreciation at Domain 10, Domain 12, and 10000 Avalon and the addition of RailYard in November 2020 and 725 Ponce in July of 2021.
Income from Unconsolidated Joint Ventures
Income from unconsolidated joint ventures consisted of the Company's share of the following ($ in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Net operating income	$5,762	$4,208	$1,554	36.9%	$15,953	$14,436	$1,517	10.5%
Termination fee income	74	5	69	1,380.0%	81	8	73	912.5%
Other income, net	36	(23)	59	(256.5)%	92	53	39	73.6%
Depreciation and amortization	(2,917)	(2,125)	(792)	37.3%	(8,092)	(6,578)	(1,514)	23.0%
Interest expense	(804)	(439)	(365)	83.1%	(2,182)	(1,639)	(543)	33.1%
Net gain (loss) on sale of investment property	(23)	(15)	(8)	53.3%	(26)	471	(497)	(105.5)%
Income from unconsolidated joint ventures	$2,128	$1,611	$517	32.1%	$5,826	$6,751	$(925)	(13.7)%
Net operating income from unconsolidated joint ventures and depreciation and amortization increased between the three and nine month periods primarily due to preliminary operations at our 300 Colorado development.
Gain on Sales of Investments in Unconsolidated Joint Ventures
The gain on sales of investments in unconsolidated joint ventures for the three and nine months ended September 2021 includes the sale of our interest in the DC Charlotte Plaza, LLLP ("Dimensional Place") joint venture. The gain on sales of investments in unconsolidated joint ventures for the nine months ended September 30, 2020 includes the sale of our interests in the Wildwood Associates and Gateway Village joint ventures.

Gain (Loss) on Investment Property Transactions
The gain (loss) on investment property transactions for the nine months ended September 30, 2021 and 2020 are primarily due to the sale of One South at the Plaza in July 2021, Burnett Plaza in April 2021, and Hearst Tower in March 2020. The combined sales prices of the Hearst Tower and Woodcrest dispositions in 2020 represented a weighted average capitalization rate of 5.1%. The combined sales price of the Burnett Plaza and One South at the Plaza dispositions in 2021 represented a weighted average capitalization rate of 5.4%. Capitalization rates are calculated by dividing projected NOI by the sales price. Projected NOI, which may include assumptions of future leasing, is based on our latest full calendar year forecast at the time of sale.
Funds From Operations
The table below shows Funds from Operations (“FFO”) and the related reconciliation to net income available to common stockholders. We calculate FFO in accordance with the Nareit definition, which is net income available to common stockholders (computed in accordance with GAAP), excluding extraordinary items, cumulative effect of change in accounting principle, and gains on sale or impairment losses on depreciable property, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures to reflect FFO on the same basis.
FFO is used by industry analysts and investors as a supplemental measure of a REIT’s operating performance. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry investors and analysts have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. Thus, Nareit created FFO as a supplemental measure of REIT operating performance that excludes historical cost depreciation, among other items, from GAAP net income. The use of FFO, combined with the required primary GAAP presentations, has been fundamentally beneficial, improving the understanding of operating results of REITs among the investing public and making comparisons of REIT operating results more meaningful. Company management evaluates operating performance, in part, based on FFO. Additionally, we use FFO, along with other measures, to assess performance in connection with evaluating and granting incentive compensation to our officers and other key employees. The reconciliation of net income to FFO is as follows for the three and nine months ended September 30, 2021 and 2020 (in thousands, except per share information):

	Three Months Ended September 30,
	2021			2020
	Dollars	Weighted Average Common Shares	Per Share Amount	Dollars	Weighted Average Common Shares	Per Share Amount
Net Income Available to Common Stockholders	$54,018	148,688	$0.36	$28,115	148,566	$0.19
Noncontrolling interest related to unitholders	9	25	—	5	25	—
Conversion of stock options	—	—	—	—	3	—
Conversion of unvested restricted stock units	—	59	—	—	12	—

Net Income — Diluted	54,027	148,772	0.36	28,120	148,606	0.19
Depreciation and amortization of real estate assets:
Consolidated properties	71,918	—	0.49	71,345	—	0.48
Share of unconsolidated joint ventures	2,917	—	0.02	2,125	—	0.02
Partners' share of real estate depreciation	(231)	—	—	(209)	—	—
Loss (gain) on sale of depreciated properties:
Consolidated properties	(13,127)	—	(0.09)	523	—	—
Share of unconsolidated joint ventures	23	—	—	15	—	—
Investments in unconsolidated joint ventures	(13,121)	—	(0.09)	59	—	—
Funds From Operations	$102,406	148,772	$0.69	$101,978	148,606	$0.69

	Nine Months Ended September 30,
	2021			2020
	Dollars	Weighted Average Common Shares	Per Share Amount	Dollars	Weighted Average Common Shares	Per Share Amount
Net Income Available to Common Stockholders	$111,281	148,659	$0.75	$226,159	148,181	$1.53
Noncontrolling interest related to unitholders	20	25	—	312	388	(0.01)
Conversion of stock options	—	1	—	—	5	—
Conversion of unvested restricted stock units	—	58	—	—	12	—

Net Income — Diluted	111,301	148,743	0.75	226,471	148,586	1.52
Depreciation and amortization of real estate assets:
Consolidated properties	213,929	—	1.44	215,445	—	1.45
Share of unconsolidated joint ventures	8,092	—	0.05	6,578	—	0.05
Partners' share of real estate depreciation	(670)	—	—	(570)	—	—
Loss (gain) on sale of depreciated properties:
Consolidated properties	(13,101)	—	(0.09)	(90,192)	—	(0.61)
Share of unconsolidated joint ventures	26	—	—	(471)	—	—
Investments in unconsolidated joint ventures	(13,160)	—	(0.09)	(44,603)	—	(0.31)
Funds From Operations	$306,417	148,743	$2.06	$312,658	148,586	$2.10

Net Operating Income

Company management evaluates the performance of its property portfolio, in part, based on NOI. NOI represents rental property revenues, less termination fees, less rental property operating expenses. NOI is not a measure of cash flows or operating results as measured by GAAP, is not indicative of cash available to fund cash needs, and should not be considered an alternative to cash flows as a measure of liquidity. All companies may not calculate NOI in the same manner. We consider NOI to be an appropriate supplemental measure to net income as it helps both management and investors understand the core operations of our operating assets. NOI excludes corporate general and administrative expenses, interest expense, depreciation and amortization, impairments, gains/loss on sales of real estate, and other non-operating items.
The following table reconciles NOI for consolidated properties to net income for each of the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$54,136	$28,255	$111,507	$226,800
Fee income	(3,094)	(4,350)	(12,426)	(13,772)
Termination fee income	(1,775)	(372)	(2,599)	(3,755)
Other income	(123)	(6)	(405)	(169)
Reimbursed expenses	383	373	1,149	1,216
General and administrative expenses	7,968	5,658	22,014	19,853
Interest expense	16,709	15,058	50,573	44,955
Depreciation and amortization	72,073	71,498	214,399	215,980
Transaction Costs	—	—	—	428
Other expenses	421	723	1,835	1,841
Income from unconsolidated joint ventures	(2,128)	(1,611)	(5,826)	(6,751)
Loss (gain) on sale of investment in unconsolidated joint ventures	(13,121)	59	(13,160)	(45,940)
Loss (gain) on investment property transactions	(13,063)	523	(13,037)	(90,192)
Net Operating Income	$118,386	$115,808	$354,024	$350,494

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
As of September 30, 2021, we had $34.0 million drawn under the Credit Facility and the ability to borrow the remaining $966.0 million, and $5.5 million of cash and cash equivalents. While we expect to have sufficient liquidity to meet our obligations for the foreseeable future, the COVID-19 pandemic and associated responses could adversely impact our future cash flows and financial condition.
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
Our existing mortgage debt is non-recourse, fixed-rate mortgage notes secured by various real estate assets. We expect to either refinance our non-recourse mortgage loans at maturity or repay the mortgage loans with other capital resources, including our credit facility, unsecured debt, non-recourse mortgages, construction loans, the sale of assets, joint venture equity, the issuance of common stock, the issuance of preferred stock, or the issuance of units of CPLP. Many of our non-recourse mortgages contain covenants that, if not satisfied, could result in acceleration of the maturity of the debt. We expect to either refinance the non-recourse mortgages at maturity or repay mortgages with proceeds from asset sales, debt, or other capital sources. We are in compliance with all covenants of our existing non-recourse mortgages, Credit Facility, unsecured senior notes, and $350 million unsecured term loan.
81% of our debt bears interest at a fixed rate. Our variable-interest debt instruments, including our Credit Facility and New Term Loan, may use LIBOR as a benchmark for establishing the rate. LIBOR has been the subject of regulatory guidance and proposals for reform, and in July 2017, the United Kingdom's Financial Conduct Authority ("FCA") (the authority that regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. In March 2021, the FCA announced that it now intends to cease the US dollar LIBOR setting on June 30, 2023. These reforms may cause LIBOR to no longer be provided or to perform differently than in the past. Recent proposals for LIBOR reforms may result in the establishment of new methods of calculating LIBOR or the establishment of one or more alternative benchmark rates. If LIBOR is no longer widely available, or otherwise at our option, our variable-interest debt instruments, including our Credit Facility and New Term Loan, provide for alternate interest rate calculations.
There can be no assurances as to what alternative interest rates may be and whether such interest rates will be more or less favorable than LIBOR and any other unforeseen impacts of the potential discontinuation of LIBOR. We intend to continue monitoring the developments with respect to the planned phasing out of US dollar LIBOR after 2023 and work with our lenders to ensure any transition away from LIBOR will have minimal impact on our financial condition, but can provide no assurances regarding the impact of the discontinuation of LIBOR.

Future Capital Requirements
To meet capital requirements for future investment activities over the long-term, we intend to actively manage our portfolio of properties and strategically sell assets to exit our non-core holdings and reposition our portfolio geographically. We expect to continue to utilize cash retained from operations, as well as third-party sources of capital such as indebtedness, to fund future commitments as well as utilize construction facilities for some development assets, if available and under appropriate terms.
We may also generate capital through the issuance of securities that include common or preferred stock, warrants, debt securities, depositary shares, or the issuance of CPLP limited partnership units. We have entered into an Equity Distribution Agreement with six financial institutions known as an at-the-market stock offering program ("ATM program"), under which we may offer and sell shares of our common stock from time to time in "at-the-market" offerings with an aggregate gross sales price of up to $500 million. During the three months ended September 30, 2021, there were 1,599 common shares sold under the ATM Program under forward sale agreements which are currently expected to settle by December 31, 2021 for proceeds of $62,600, net of $600 of compensation to be paid with respect to such sales. We have not received proceeds related to these sales or issued any shares under the ATM program.
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
Cash Flows
We report and analyze our cash flows based on operating activities, investing activities, and financing activities. The following table sets forth the changes in cash flows (in thousands):

	Nine Months Ended September 30,
	2021	2020	Change
Net cash provided by operating activities	$298,587	$259,007	$39,580
Net cash provided by (used in) investing activities	(51,406)	178,333	(229,739)
Net cash used in financing activities	(246,551)	(416,229)	169,678
The reasons for significant increases and decreases in cash flows between the periods are as follows:
Cash Flows from Operating Activities. Cash flows provided by operating activities increased $39.6 million between the 2021 and 2020 nine month periods primarily due to the completed development of, and commencement of operations at, Domain 10, Domain 11, Domain 12, and 10000 Avalon in 2020, and the acquisition of 725 Ponce in July of 2021. These increases were partially offset by the disposition of operations at Hearst Tower and Woodcrest, which were sold in the first quarter of 2020, Burnett Plaza which was sold in April of 2021, and One South at the Plaza which was sold in July of 2021.
Cash Flows from Investing Activities. Cash flows from investing activities decreased $229.7 million between the 2021 and 2020 nine month periods primarily due to the purchase of 725 Ponce in July of 2021 and cash received from the sales of the Hearst Tower and Woodcrest operating properties in 2020, combined with the sales of our interests in the Gateway Village and Wildwood Associates joint ventures in 2020. These decreases were partially offset by the capital distribution made by the Carolina Square Holdings LP joint venture and cash received from the 2021 sales of Burnett Plaza, One South at the Plaza, and our interest in the Dimensional Place joint venture.
Cash Flows from Financing Activities. Cash flows used in financing activities decreased $169.7 million between the 2021 and 2020 nine month periods primarily due to higher net repayments of debt from proceeds of sales of Hearst Tower and Gateway in 2020, compared to net repayments of debt from proceeds from the sales of Burnett Plaza and One South at the Plaza that were partially offset with the acquisition of 725 Ponce and our investment in Neuhoff.

Capital Expenditures. We incur costs related to our real estate assets that include acquisition of properties, development of new properties, redevelopment of existing or newly purchased properties, leasing costs for new or replacement tenants, and ongoing property repairs and maintenance.
Capital expenditures for assets we develop or acquire and then hold and operate are included in the property acquisition, development, and tenant asset expenditures line item within investing activities on the consolidated statements of cash flows. Amounts accrued are removed from the table below (accrued capital adjustment) to show the components of these costs on a cash basis. Components of costs included in this line item for the nine months ended September 30, 2021 and 2020 are as follows (in thousands):

	Nine Months Ended September 30,
	2021	2020
Acquisition of property	$299,347	$95,985
Operating — leasing costs	60,639	65,878
Development	62,383	37,142
Operating — building improvements	37,330	48,639
Purchase of land held for investment	11,352	6,092
Capitalized personnel costs	5,332	4,670
Capitalized interest	4,202	11,989
Change in accrued capital expenditures	7,658	35,707
Total property acquisition, development, and tenant asset expenditures	$488,243	$306,102

Capital expenditures increased $182.1 million between the 2021 and 2020 periods primarily due to the acquisition of 725 Ponce in the third quarter of 2021.

The amounts of tenant improvement and leasing costs for our office portfolio on a per square foot basis for the three months ended September 30, 2021 and 2020 were as follows:

	2021	2020
New leases	$11.83	$10.03
Renewal leases	$6.61	$3.87
Expansion leases	$11.48	$5.05
The amounts of tenant improvement and leasing costs on a per square foot basis vary by lease and by market.
Dividends. We paid common dividends of $136.7 million and $131.7 million in the nine months ended September 30, 2021 and 2020, respectively. We expect to fund our future quarterly common dividends with cash provided by operating activities, also using proceeds from investment property sales, distributions from unconsolidated joint ventures, indebtedness, and proceeds from offerings of equity securities, if necessary.
On a quarterly basis, we review the amount of the common dividend in light of current and projected future cash flows from the sources noted above and also consider the requirements needed to maintain our REIT status. In addition, we have certain covenants under credit agreements that could limit the amount of common dividends paid. In general, common dividends of any amount can be paid as long as leverage, as defined in our credit agreements, is less than 60% and we are not in default. Certain conditions also apply in which we can still pay common dividends if leverage is above that amount. We routinely monitor the status of our common dividend payments in light of the covenants of our credit agreements.
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
Debt. At September 30, 2021, our unconsolidated joint ventures had aggregate outstanding indebtedness to third parties of $317.4 million. These loans are generally mortgage or construction loans, which are non-recourse to us. In addition, in certain instances, we provide “non-recourse carve-out guarantees” on these non-recourse loans. Certain of these loans have variable interest rates, which creates exposure to the ventures in the form of market risk from interest rate changes.
Critical Accounting Policies
There have been no material changes in the critical accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes in the market risk associated with our notes payable at September 30, 2021 compared to that as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.
Item 4.    Controls and Procedures.
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applies judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding our control objectives.
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer along with the Chief Financial Officer, of the effectiveness, design, and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon the foregoing, the Chief Executive Officer along with the Chief Financial Officer concluded that our disclosure controls and procedures were effective. In addition, based on such evaluation, we have identified no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings.
Information regarding legal proceedings is described under the subheading "Litigation" in note 9 to the unaudited condensed consolidated financial statements set forth in this Form 10-Q.
Item 1A. Risk Factors.
Risk factors that affect our business and financial results are discussed in Part I, "Item 1A. Risk Factors," of our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes in our risk factors from those previously disclosed in our Annual Report. You should carefully consider the risks described in our Annual Report, which could materially affect our business, financial condition, or future results. The risks described in our Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
For information on our equity compensation plans, see note 16 of our Annual Report on Form 10-K, and note 12 to the unaudited condensed consolidated financial statements set forth in this Form 10-Q. We did not make any sales of unregistered securities or purchase any common shares during the third quarter of 2021.

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

COUSINS PROPERTIES INCORPORATED
/s/ Gregg D. Adzema
Gregg D. Adzema
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)
Date: October 28, 2021