Form 10-K
period 2021-12-31
COUSINS PROPERTIES INC
filed 2022-02-03
CIK 25232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2021, the aggregate market value of the common stock of Cousins Properties Incorporated held by non-affiliates was $5,507,148,293 based on the closing sales price as reported on the New York Stock Exchange. As of January 28, 2022, 148,688,036 shares of common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s proxy statement for the annual stockholders meeting to be held on April 26, 2022 are incorporated by reference into Part III of this Form 10-K.

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
•changes in national and local economic conditions, the real estate industry, and the commercial real estate markets in which we operate (including supply and demand changes), particularly in Atlanta, Austin, Charlotte, Phoenix, Tampa, Dallas, and Nashville, including the impact of high unemployment, volatility in the public equity and debt markets, and international economic and other conditions;
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
•leasing risks, including the ability to obtain new tenants or renew expiring tenants, the ability to lease newly-developed and/or recently acquired space, the failure of a tenant to commence or complete tenant improvements on schedule or to occupy leased space, and the risk of declining leasing rates;
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

PART I
Item 1.Business
Corporate Profile
Cousins Properties Incorporated (the “Registrant” or “Cousins”) is a Georgia corporation, which has elected to be taxed as a real estate investment trust (“REIT”). Cousins conducts substantially all of its business through Cousins Properties LP ("CPLP"), a Delaware limited partnership. Cousins owns in excess of 99% of CPLP, and CPLP is consolidated with Cousins for financial reporting purposes. CPLP also owns Cousins TRS Services LLC ("CTRS"), a taxable entity that owns and manages its own real estate portfolio and performs certain real estate related services for other parties. Cousins, CPLP, their subsidiaries, and CTRS combined are hereafter referred to as “we,” “us,” “our,” and the “Company.” Cousins' common stock trades on the New York Stock Exchange under the symbol “CUZ.”
Our operations are conducted through a number of segments based on our method of internal reporting, which classifies operations by property type and geographical area.
Company Strategy
Our strategy is to create value for our stockholders through ownership of the premier office portfolio in the Sun Belt markets of the United States, with a particular focus on Atlanta, Austin, Charlotte, Phoenix, Tampa, Dallas, and Nashville. This strategy is based on a disciplined approach to capital allocation that includes opportunistic acquisitions, selective development projects, and timely dispositions of non-core assets with a goal of maintaining a portfolio of new and efficient properties with lower capital expenditure requirements. This strategy is also based on a simple, flexible, and low-leveraged balance sheet that allows us to pursue compelling growth opportunities at the most advantageous points in the cycle. To implement this strategy, we utilize our strong local operating platforms within each of our major markets.
Recent Notable Business Developments
In recent years, we have experienced several significant business developments resulting from transactions that represent a direct outgrowth of our company strategy to create value for our stockholders. These transactions have driven significant portfolio growth and repositioning of our portfolio through entries into new markets, exits of prior markets, and rebalancing among all markets.
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
2021 Activities
During 2021, we completed acquisitions and dispositions of multiple operating properties and land parcels and entered into two joint ventures. At year-end, we had four development projects in process, and our share of the total expected costs of these projects totaled $759.0 million. The following is a summary of our significant 2021 activities:
Investment Activity
•Acquired our partners' 50% interest in 300 Colorado, a 369,000 square foot office building in downtown Austin, for a gross price of $162.5 million.
•Acquired Heights Union, a 294,000 square foot office property in Tampa, for a gross price of $144.8 million.
•Acquired 725 Ponce, a 372,000 square foot office property in Midtown Atlanta, for a gross price of $300.2 million.
•Acquired land parcels totaling 0.7 acres, which are part of our 887 West Peachtree land assemblage in Atlanta, for a gross price of $10.0 million.
•Acquired a 0.2 acre land parcel in Atlanta, which is adjacent to our 3344, 3348, and 3350 Peachtree operating properties, for a gross price of $8.0 million that is held in a 95% owned consolidated joint venture.
•Entered into a 50/50 joint venture, with an initial capital contribution of $4.0 million, which owns the 715 Ponce land parcel adjacent to the 725 Ponce property in Midtown Atlanta.

•Entered into a 50/50 joint venture to develop Neuhoff, a mixed-use project in Nashville, which will include 448,000 square feet of office and retail space as well as 542 multi-family units, for an estimated investment of $281.3 million at our share.
Disposition Activity
•Sold 816 Congress, a 435,000 square foot office building in downtown Austin, for a gross price of $174.0 million.
•Sold One South at the Plaza, an 891,000 square foot office property in Charlotte, for a gross price of $271.5 million.
•Sold 0.7 acres of land in Phoenix, adjacent to our 100 Mill development, to a hotel developer for a gross price of $6.4 million.
•Sold Burnett Plaza, a one million square foot office building in Fort Worth, for a gross price of $137.5 million.
•Sold our 50% investment in Dimensional Place, a 281,000 square foot office property in Charlotte, to our joint venture partner for a gross price of $60.8 million.
Portfolio Activity
•Leased or renewed 2.1 million square feet of office space.
•Increased second generation net rent per square foot by 15.1% on a cash-basis.
•Increased same property net operating income by 3.5% on a cash-basis.
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
We publish reports reflecting our corporate social responsibility practices (including sustainability), which is available on the Sustainability page of our website at www.cousins.com. Since 2016, we have participated in the Global Real Estate Sustainability Benchmark ("GRESB") Annual Survey, which measures the environmental performance of property portfolios around the world and is endorsed by many large institutional investors. In each of these GRESB Surveys, we received a rating of "Green Star," the highest rating within the Survey, with a total score each year above the GRESB overall participant average. Since 2017, we scored above our peer group average in the GRESB Public Disclosure assessment, which GRESB has indicated is intended to represent an overall measure of disclosure by listed real estate companies on matters related to the environment, social, and governance practices, based on a selection of indicators aligned with the GRESB Annual Sustainability Benchmark assessment. Our 2021 scores along with additional information on our sustainability and other corporate social responsibility initiatives will be included under the caption "Sustainability and Corporate Responsibility" in the Proxy Statement relating to our 2022 Annual Meeting of Stockholders. Except for the documents specifically incorporated by reference into this Annual Report on Form 10-K, information contained on our website or that can be accessed through our website is not incorporated by reference into this Annual Report on Form 10-K.

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
Human Capital
Our executive offices are located at 3344 Peachtree Road NE, Suite 1800, Atlanta, Georgia 30326-4802, and we maintain regional offices in each of our additional key markets of Austin, Charlotte, Phoenix, Tampa, and Dallas.
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
All of our employees are responsible for upholding our Code of Business Conduct and Ethics (the “Code”) and our Core Values, which includes the embrace of diversity in the backgrounds, cultures, interests, and experiences within our Company, and we strive to have a workforce that reflects the diversity of qualified talent that is available in the markets we serve. Our Code and Core Values are available on our website at www.cousins.com. As of December 31, 2021, we had 294 full-time employees, which include the seven executive officers listed on page 23, with women representing 39% of our workforce and with 39% of the workforce self-identifying as a minority. In addition, as of December 31, 2021, 44% of our supervisors and 33% of our Board of Directors were women, including the Chair of our Audit Committee. We also recognize the importance of experienced leadership; as of December 31, 2021, the average tenure for the executive team was eleven years.
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
We also strive to provide pay, benefits, and services that help meet the varying needs of our employees. Our general total rewards packages include market-competitive pay, performance-conditioned annual incentive compensation, stock- and performance-based long-term incentive compensation for key employees, healthcare and retirement benefits, paid time off, and family leave. Through a combination of Company giving and direct voluntary participation by our employees, we donate funds to support meaningful organizations in communities across our geographical footprint.
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
Our Corporate Governance Guidelines, Director Independence Standards, Code of Business Conduct and Ethics (including our Vendor Code of Conduct), and the Charters of the Audit Committee and the Compensation, Succession, Nominating, and Governance Committee of the Board of Directors are also available on the “Investor Relations” page of our website. The information contained on our website is not incorporated herein by reference. Copies of these documents (without exhibits, when applicable) are also available free of charge upon request to us at 3344 Peachtree Road NE, Suite 1800, Atlanta, Georgia 30326-4802, Attention: Investor Relations or by telephone at (404) 407-1104 or by facsimile at (404) 407-1105. In addition, the SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC at www.sec.gov.
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
Our ability to collect rent from tenants may affect our ability to pay for adequate maintenance, insurance, and other operating costs (including real estate taxes). Also, the expense of owning and operating a property is not necessarily reduced when circumstances such as reduced occupancy or other market factors cause a reduction in income from the property. If a property is mortgaged and we are unable to meet the mortgage payments, the lender could foreclose on the mortgage and take title to the property. In addition, interest rates, financing availability, law changes, and governmental regulations (including those governing usage, zoning, and taxes) may adversely affect our financial condition.
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
Leasing risk. Our properties were 91.6% leased at December 31, 2021. Our operating revenues are dependent upon entering into leases with, and collecting rents from, our tenants. Tenants whose leases are expiring may want to decrease the space they lease and/or may be unwilling to continue their lease. When leases expire or are terminated, replacement tenants may not be available upon acceptable terms and market rental rates may be lower than the previous contractual rental rates. Also, our tenants may approach us for additional concessions in order to remain open and operating. The granting of these concessions may adversely affect our results of operations and cash flows to the extent that they result in reduced rental rates, additional capital improvements, or allowances paid to, or on behalf of, the tenants.
Tenant and market concentration risk. As of December 31, 2021, our top 20 tenants represented 36.9% of our annualized base rental revenues with no single tenant accounting for more than 5.2% of our annualized base rental revenues. The inability of any of our significant tenants to pay rent or a decision by a significant tenant to vacate their premises prior to, or at the conclusion of, their lease term could have a significant negative impact on our results of operations or financial condition if a suitable replacement tenant is not secured in a timely manner.
For the three months ended December 31, 2021, 39.8% of our net operating income for properties owned was derived from the metropolitan Atlanta area, 26.8% was derived from the Austin area, 9.1% was derived from the Charlotte area, 9.0% was derived from the Tampa area, and 7.7% was derived from the Phoenix area. Any adverse economic conditions impacting Atlanta, Austin, Charlotte, Tampa, or Phoenix could adversely affect our overall results of operations and financial condition.
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
Environmental issues. Federal, state, and local laws and regulations relating to the protection of the environment may require a current or previous owner or operator of real estate to investigate and clean up hazardous or toxic substances or petroleum product released at a property. If determined to be liable, the owner or operator may have to pay a governmental entity or third parties for property damage and for investigation and clean-up costs incurred by such parties in connection with the contamination, or perform such investigation and clean-up itself. Although certain legal protections may be available to prospective purchasers of property, these laws typically impose clean-up responsibility and liability without regard to whether the owner or operator knew of or caused the presence of the regulated substances. Even if more than one person may have been responsible for the release of regulated substances at the property, each person covered by the environmental laws may be held responsible for all of the clean-up costs incurred. In addition, third parties may sue the owner or operator of a site for damages and costs resulting from regulated substances emanating from that site. We manage this risk through Phase I Environmental Site Assessments and, as necessary, Phase II Environmental Site Assessments, which include environmental sampling on properties we acquire or develop.
We are not currently aware of any environmental liabilities at locations that we believe could have a material adverse effect on our business, assets, financial condition, or results of operations. Unidentified environmental liabilities could arise, however, and could have an adverse effect on our financial condition and results of operations.
Inquiries about indoor air quality and water quality may necessitate special investigation and, depending on the results, remediation beyond our regular testing and maintenance programs. Indoor air quality and water quality issues can stem from inadequate ventilation, chemical contaminants from indoor or outdoor sources, and biological contaminants such as molds, pollen, viruses, and bacteria. Indoor exposure to chemical or biological contaminants above certain levels can be alleged to be connected to allergic reactions or other health effects and symptoms in susceptible individuals. If these conditions were to occur at one of our properties, we may be subject to third-party claims for personal injury or may need to undertake a targeted remediation program, including without limitation, steps to increase indoor ventilation rates and eliminate sources of contaminants. Such remediation programs could be costly, necessitate the temporary relocation of some or all of the property’s tenants, or require rehabilitation of the affected property.
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
Climate change risks. The physical effects of climate change could have a material adverse effect on our properties, operations, and business. To the extent climate change causes changes in weather patterns or severity, our markets could experience increase in storm intensity (including floods, tornadoes, hurricanes, or ice storms), rising sea-levels, and changes in precipitation, temperature, air quality, and quality and availability of water. Over time, these conditions could result in physical damage to, or declining demand for, our properties or our inability to operate the buildings efficiently or at all. Climate change may also indirectly affect our business by increasing the cost of (or making unavailable) property insurance on terms we find acceptable, increasing the cost of required resources, including energy, other fuel sources, water, and waste removal services, and increasing the risk and severity of flood and earthquakes at our properties. Should the impact of climate change be severe or occur for lengthy periods of time, our financial condition or results of operations could be adversely impacted. In addition, compliance with new or more stringent laws or regulations or stricter interpretations of existing laws may require material expenditure by us. For example, various federal, state, and local laws and regulations have been implemented or are under consideration to mitigate the effects of climate change caused by greenhouse gas emissions. Among other things, "green" building codes may seek to reduce emissions through the imposition of standards for design, construction materials, water and energy usage and efficiency, and waste management. Such codes could require us to make improvements to our existing properties, increase the costs of maintaining or improving our existing properties or developing new properties, or increase taxes and fees assessed on us or our properties. Expenditures required for compliance with such codes may affect our cash flow and results of operations.
Joint venture structure risks. We hold ownership interests in a number of joint ventures with varying structures and may in the future invest in additional real estate through such structures. Our venture partners may have rights to take actions over which we have no control, or the right to withhold approval of actions that we propose, either of which could adversely affect our interests in the related joint ventures, and in some cases, our overall financial condition and results of operations. These structures involve participation by other parties whose interests and rights may not be the same as ours. For example, a venture partner may have economic and/or other business interests or goals that are incompatible with our business interests or goals and that venture partner may be in a position to take action contrary to our interests. In addition, such venture partners may default on their obligations, including loans secured by property owned by the joint venture that could have an adverse impact on the financial condition and operations of the joint venture. Such defaults may result in our fulfilling the defaulting partners' obligations that may, in some cases, require us to contribute additional capital to the ventures. Furthermore, the success of a project may be dependent upon the expertise, business judgment, diligence, and effectiveness of our venture partners in matters that are outside our control. Thus, the involvement of venture partners could adversely impact the development, operation, ownership, financing, or disposition of the underlying properties.
Title insurance risk. We did not acquire new title insurance policies in connection with the merger with TIER in 2019, instead relying on existing policies benefiting those entities' subsidiaries. We generally do acquire title insurance policies for all developed and acquired properties; however, these policies may be for amounts less than the current or future values of the covered properties. If there were a title defect related to any of these properties, or to any of the properties acquired in connection with the merger with TIER where title insurance policies are ruled unenforceable, we could lose both our capital invested in and our anticipated profits from such property.
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

Ground lease risks. As of December 31, 2021, we had interests in nine land parcels in various markets that we lease individually on a long-term basis. As of December 31, 2021, we had 2.2 million aggregate square feet of rental space located on these leased parcels, from which we recognized 10.2% of total Net Operating Income ("NOI") in the fourth quarter of 2021. In the future, we may invest in additional properties on some of these parcels or additional parcels subject to ground leases. Many of these ground leases and other restrictive agreements impose significant limitations on our uses of the subject property and restrict our ability to sell or otherwise transfer our interests in the property. These restrictions may limit our ability to timely sell or exchange the property, impair the property's value, or negatively impact our ability to find suitable tenants for the property. In addition, if we default under the terms of any particular lease, we may lose the ownership rights to the property subject to the lease. Upon expiration of a lease, we may not be able to renegotiate a new lease on favorable terms, if at all. The loss of the ownership rights to these properties or an increase of rental expense could have an adverse effect on our financial condition and results.
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
•Construction loans. Construction loans generally relate to specific assets under construction and fund costs above an initial equity amount as negotiated with the lender. Terms and conditions of construction loans vary, but they generally carry a term of two to five years, charge interest at variable rates, require the lender to be satisfied with the nature and amount of construction costs prior to funding, and require the lender to be satisfied with the level of pre-leasing prior to funding. Construction loans can require a portion of the loan to be recourse to us. In addition, construction loans generally require a completion guarantee by the borrower and may require a limited payment guarantee from the Company which may be disproportionate to any guaranty required from a joint venture partner. There may be times when construction loans are not available, or are only available upon unfavorable terms, which could have an adverse effect on our ability to fund development projects or on our ability to achieve the returns we expect.
•Joint ventures. Joint ventures, including partnerships or limited liability companies, tend to be complex arrangements, and there are only a limited number of parties willing to undertake such investment structures. There is no guarantee that we will be able to undertake these ventures at the times we need capital and at favorable terms.
•Common stock. We can also provide no assurance that conditions will be favorable for future issuances of common stock when we need capital. In addition, common stock issuances may have a dilutive effect on our earnings per share and funds from operations per share. The actual amount of dilution, if any, from any future offering of common stock will be based on numerous factors, particularly the use of proceeds and any return generated from these proceeds. The per share trading price of our common stock could decline as a result of the sale of shares of our common stock in the market in connection with an offering or as a result of the perception or expectation that such sales could occur.
•Preferred stock. The availability of preferred stock at favorable terms and conditions is dependent upon a number of factors including the general condition of the economy, the overall interest rate environment, the condition of the capital markets, and the demand for this product by potential holders of the securities. Issuance of preferred stock, if convertible, could be dilutive to earnings per share and have an adverse effect on the trading price of common stock. We can provide no assurance that conditions will be favorable for future issuances of preferred stock when we need the capital, which could have an adverse effect on our ability to fund acquisition and development activities.
•Operating partnership units. The issuance of units of CPLP in connection with property, portfolio, or business acquisitions could be dilutive to our earnings per share and could have an adverse effect on the per share trading price of our common stock.
Any additional indebtedness incurred may have a material adverse effect on our financial condition and results of operations.
As of December 31, 2021, we had $2.2 billion of outstanding indebtedness. The incurrence of additional indebtedness could have adverse consequences on our business, such as:
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
Planned discontinuation of LIBOR could have an adverse impact on operations.
The London Interbank Offered Rate ("LIBOR") has been the subject of regulatory guidance and proposals for reform, and in March 2021, the United Kingdom's Financial Conduct Authority (the authority that regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after June 30, 2023. Changes in, or the planned discontinuation of, LIBOR would cause changes in how interest is calculated on our variable rate debt including our Credit Facility and term loan. Recent proposals for LIBOR reforms may result in the establishment of new methods of calculating LIBOR or the establishment of one or more alternative benchmark rates. Our variable-interest debt instruments, including our Credit Facility and term loan facilities, provide for alternate interest rate calculations if LIBOR is no longer widely available or should the alternative interest rate prove more favorable. There can be no assurances as to what alternative interest rates may be and whether such interest rates, such as the Secured Overnight Financing Rate ("SOFR"), will be more or less favorable than LIBOR and any other unforeseen impacts of the potential discontinuation of LIBOR.

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
•Governmental approvals. All necessary zoning, land-use, building, occupancy, and other required governmental permits and authorizations may not be obtained, may only be obtained subject to onerous conditions, or may not be obtained on a timely basis resulting in possible delays, decreased profitability, and increased management time and attention.
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
•Risks associated with the development of mixed-use properties. We operate, are currently developing, and may in the future develop properties, either alone or through joint ventures, that are known as "mixed-use" developments. This means that in addition to the development of office space, the project may also include space for retail, residential, or other commercial purposes. We do not have as much experience in developing and managing non-office real estate as we do office real estate and, as a result, we may seek to develop the non-office component ourselves, sell the right to that component to a third-party developer, or we may partner with a third party who has more non-office real estate experience. If we do choose to develop other components ourselves, we would be exposed not only to those risks typically associated with the development of commercial real estate generally, but also to specific risks associated with the development and ownership of non-office real estate. In addition, even if we sell the rights to develop the other components or elect to participate in the development through a joint venture, we may be exposed to the risks associated with the failure of the other party to complete the development as expected. These include the risk that the other party would default on its obligations necessitating that we complete the other component ourselves, including potential financing of the project. If we decide not to sell or participate in a joint venture and instead hire a third party manager, we would be dependent on them and their key personnel to provide services to us, and we may not find a suitable replacement if the management agreement is terminated or if key personnel leave or otherwise become unavailable to us.
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
In recent years, numerous legislative, judicial, and administrative changes have been made in the provisions of federal and state income tax laws applicable to investments similar to an investment in our shares. In particular, the comprehensive tax reform legislation enacted in December 2017 and commonly known as the Tax Cuts and Jobs Act ("TCJA") made many significant changes to the U.S. federal income tax laws that have profoundly impacted the taxation of individuals and corporations (including both regular C corporations and corporations that have elected to be taxed as REITs). A number of changes that affect noncorporate taxpayers will expire at the end of 2025 unless Congress acts to extend them. Among other changes, the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, signed into law on March 27, 2020, makes certain changes to the TCJA. These changes have impacted us and our stockholders in various ways, some of which are adverse or potentially adverse compared to prior law. To date, the IRS has issued only limited guidance with respect to certain of the new provisions, and there are numerous interpretive issues that will require further guidance. It is highly likely that technical corrections of legislation will be needed to clarify certain aspects of the new law and give proper effect to Congressional intent. There can be no assurance, however, that technical clarifications or changes needed to prevent unintended or unforeseen tax consequences will be enacted by Congress in the near future. Additional changes to tax laws are likely to continue to occur in the future, and we cannot assure investors that any such changes will not adversely affect the taxation of our stockholders. Any such changes could have an adverse effect on an investment in shares or on the market value or the resale potential of our properties. Investors are urged to consult with their own tax advisor with respect to the impact of recent legislation on ownership of shares and the status of legislative, regulatory, or administrative developments and proposals, and their potential effect on ownership of shares.

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
Public health crises, pandemics, and epidemics, such as the ongoing COVID-19 pandemic, have had, and could continue to have, a material adverse effect on global, national, and local economies, as well as on our business and our tenants’ businesses. The potential impact of a pandemic, epidemic, or outbreak of a contagious disease on our tenants and our properties is difficult to predict or assess. The extent to which the ongoing COVID-19 pandemic, including the outbreaks in Atlanta, Austin, Charlotte, Phoenix, Tampa, Dallas, and Nashville and actions taken to contain or slow them, continues to impact our operations and those of our tenants, will depend on future developments. These may include the scope, severity, and duration of the pandemic, and the actions taken to mitigate its impact including the availability and effectiveness of vaccines or other treatments; all of which are highly uncertain and unpredictable, but could be material. The long-term impact of COVID-19 on the U.S. and global economies is uncertain and could result in prolonged world-wide economic downturns and recessions that may lead to corporate bankruptcies among our tenants. Any of these developments and other effects of the ongoing global pandemic of COVID-19 or any other pandemic, epidemic, or outbreak of contagious disease, could adversely affect us.
In addition to the general economic impact of a pandemic, epidemic, or outbreak of a contagious disease, if an outbreak of COVID-19 occurs within the workforce of our tenants or otherwise disrupts their management and other personnel, the business and operating results of our tenants could be negatively impacted. Large-scale “shelter in place”, “stay safe”, or "social distancing" executive orders and health guidance in Atlanta, Austin, Charlotte, Phoenix, Tampa, Dallas, or Nashville, where we have high concentrations of our lease revenues and/or development activity, have caused many of our tenants, including retailers, restaurants, and our business partners, to stay closed or operate at reduced capacity for an extended period of time. Although many (but not all) of these restrictions have been gradually lifted, national "social distancing" guidance has remained, and it remains unclear whether an initial surge in the level of business activity is likely to be sustained, especially if the areas in which our properties are located experience a resurgence in COVID-19 cases and/or are subject to the reimposition of previously lifted business restrictions, the imposition of new business restrictions, or the issuance of new or revised local or national health guidance. The negative impact upon our tenants may include an immediate reduction in cash flow available to pay rent under our leases, and although various governmental financial programs may mitigate this, governmental assistance may not be available to all affected tenants or may be significantly delayed or discontinued. In turn, our tenants' inability to pay rent under our leases could adversely affect our own liquidity, and there can be no guarantee that additional liquidity will be readily available or available on favorable terms in the future. Large-scale executive orders and other measures taken to curb the spread of COVID-19 may also negatively impact the ability of our properties and developments to continue to obtain necessary goods and services or provide adequate staffing, which may also adversely affect our operating results and reputation. Any increased costs or lost revenue as a result of tenant financial difficulty, or their need to comply with executive orders or any OSHA regulations, or other health agencies or departments may not be fully recoverable under our leases or adequately covered by insurance, which could impact our profitability. In addition to the potential consequences listed above, these same factors may cause prospective tenants to delay their leasing decisions or to lease less space. Even after the pandemic has ceased to be active, the prevalence of work-from-home policies during the pandemic may alter tenant preferences in the long-term with respect to the demand for leasing office space.
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
•material changes in market concentrations;
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
•general market and economic conditions; in particular, market and economic conditions of Atlanta, Austin, Charlotte, Phoenix, Tampa, Dallas, and Nashville; and
•the realization of any of the other risk factors described in this report.
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
Public attention to environmental, social, and governance matters
Recently, more attention is being directed towards publicly-traded companies regarding environmental, social, and governance ("ESG") matters. Our efforts to improve our ESG profile and practices, including reducing emissions and improve the efficiency of our building operations, may require capital expenditures and may result in short- or long-term increases in our operating costs, all of which could adversely impact our financial condition or results of operations. A failure, or a perceived failure, to respond to investor, customer, employee, or other stakeholder expectations related to ESG concerns, or to comply with regulatory requirements, including a failure, or a perceived failure, to achieve any voluntarily adopted goals or initiatives, could negatively impact our reputation, ability to do business with certain partners, access to capital, stock price, and customer and employee attraction and retention. In addition, organizations that provide information to investors on corporate governance and other matters have developed rating systems for evaluating companies on their approach to ESG. Unfavorable ESG ratings may lead to negative investor sentiment, which could have a negative impact on our stock price.
Additionally, while we strive to create and maintain an inclusive culture and a diverse workforce where everyone feels valued and respected, a failure, or a perceived failure, to properly address matters of culture, including inclusivity and diversity matters, could result in a reputational harm or an inability to attract and retain customers or employees.
Item 1B.Unresolved Staff Comments
Not applicable.

Item 2.Properties
The following table sets forth certain information related to operating properties in which we have an ownership interest. Except as noted, all information presented is as of December 31, 2021 ($ in thousands):
Operating Properties (1)

							Company's Share
Office Properties	Rentable Square Feet		Financial Statement Presentation	Company's Ownership Interest	End of Period Leased	Weighted Average Occupancy (2)	% of Total Net Operating Income (3)	Property Level Debt (4)	Annualized Rent (5)
Spring & 8th (6)	765,000		Consolidated	100%	100.0%	100.0%	6.3%	$—
Terminus (6)	1,226,000		Consolidated	100%	90.6%	81.4%	6.1%	187,431
Northpark (6)	1,539,000		Consolidated	100%	87.1%	85.7%	5.7%	—
725 Ponce (7)	372,000		Consolidated	100%	100.0%	99.0%	3.9%	—
3344 Peachtree	484,000		Consolidated	100%	97.7%	95.3%	3.3%	—
Buckhead Plaza (6)	666,000		Consolidated	100%	87.0%	76.7%	3.3%	—
Avalon (8)	480,000		Consolidated	90%	99.5%	83.7%	2.9%	—
Promenade Tower (fka Promenade)	777,000		Consolidated	100%	75.5%	73.4%	2.2%	89,011
Promenade Central (fka 1200 Peachtree)	370,000		Consolidated	100%	100.0%	100.0%	1.9%	—
3348 Peachtree	258,000		Consolidated	100%	89.9%	90.1%	1.3%	—
Emory University Hospital Midtown	358,000		Unconsolidated	50%	98.2%	94.3%	0.9%	32,283
Meridian Mark Plaza	160,000		Consolidated	100%	100.0%	100.0%	0.9%	—
3350 Peachtree	413,000		Consolidated	100%	52.5%	49.1%	0.8%	—
120 West Trinity Office (7)	43,000		Unconsolidated	20%	90.4%	87.2%	0.1%	—
ATLANTA	7,911,000				89.1%	84.9%	39.6%	308,725

The Domain (8)	1,899,000		Consolidated	100%	100.0%	96.9%	11.0%	75,522
One Eleven Congress	519,000		Consolidated	100%	84.6%	84.6%	3.5%	—
The Terrace (6)	619,000		Consolidated	100%	86.9%	85.4%	3.5%	—
San Jacinto Center	399,000		Consolidated	100%	95.6%	93.5%	3.5%	—
Colorado Tower	373,000		Consolidated	100%	100.0%	100.0%	3.3%	111,701
Domain Point (6)	240,000		Consolidated	96.5%	96.6%	83.3%	1.2%	—
Research Park V	173,000		Consolidated	100%	97.1%	97.1%	0.8%	—
AUSTIN	4,222,000				95.5%	92.9%	26.8%	187,223

Corporate Center	1,227,000		Consolidated	100%	95.7%	96.0%	6.2%	—
Heights Union (6) (7) (9)	294,000		Consolidated	100%	93.0%	57.6%	1.1%	—
The Pointe	253,000		Consolidated	100%	90.5%	87.8%	1.0%	—
Harborview Plaza	205,000		Consolidated	100%	80.2%	77.9%	0.7%	—
TAMPA (10)	1,979,000				93.1%	92.6%	9.0%	—

Fifth Third Center	692,000		Consolidated	100%	94.4%	94.4%	3.8%	133,358
The RailYard (7)	329,000		Consolidated	100%	98.2%	96.8%	2.6%	—
550 South (fka NASCAR Plaza)	394,000		Consolidated	100%	97.9%	97.7%	2.2%	—
CHARLOTTE	1,415,000				96.3%	95.9%	8.6%	133,358

Hayden Ferry (6)	792,000		Consolidated	100%	94.6%	94.6%	5.2%	—
Tempe Gateway	264,000		Consolidated	100%	78.1%	78.1%	1.3%	—
111 West Rio	225,000		Consolidated	100%	100.0%	100.0%	1.2%	—
PHOENIX	1,281,000	1281000			92.2%	92.2%	7.7%	—

Legacy Union One	319,000		Consolidated	100%	100.0%	100.0%	2.1%	66,718
5950 Sherry Lane	197,000		Consolidated	100%	77.2%	79.3%	0.9%	—
DALLAS	516,000				91.3%	92.1%	3.0%	66,718

BriarLake Plaza - Houston (6)	835,000		Consolidated	100%	79.9%	80.5%	3.6%	—
Carolina Square - Chapel Hill	158,000		Unconsolidated	50%	98.5%	94.1%	0.4%	22,392
OTHER OFFICE	993,000				81.5%	81.7%	4.0%	22,392

TOTAL OFFICE (10)	18,317,000				91.5%	89.0%	98.7%	$718,416	$687,665
Table continued on next page

						Company's Share
Office Properties	Rentable Square Feet	Financial Statement Presentation	Company's Ownership Interest	End of Period Leased	Weighted Average Occupancy (2)	% of Total Net Operating Income (3)	Property Level Debt (4)	Annualized Rent (5)
Other Properties
Carolina Square Apartment - Chapel Hill (246 units) (7)	266,000	Unconsolidated	50%	100.0%	98.4%	0.5%	$37,699
Carolina Square Retail - Chapel Hill (7)	44,000	Unconsolidated	50%	89.8%	87.1%	0.1%	6,236
College Street Garage - Charlotte (7)	NA	Consolidated	100%	NA	NA	0.5%	—
120 West Trinity Apartment - Atlanta (330 Units) (7)	310,000	Unconsolidated	20%	98.8%	96.3%	0.2%	—
TOTAL OTHER (10)	620,000			98.6%	96.6%	1.3%	$43,935	$6,178

TOTAL (10)	18,937,000			91.6%	89.1%	100.0%	$762,351	$693,843
(1)Operating properties exclude properties on our development pipeline and properties sold as of and prior to December 31, 2021.
(2)The weighted average economic occupancy of the property over the period for which the property was available for occupancy during the three months ended December 31, 2021.
(3)The Company's share of net operating income for the three months ended December 31, 2021.
(4)The Company's share of property-specific mortgage debt, including premiums and net of unamortized loan costs, as of December 31, 2021.
(5)The Company's share of annualized rent represents the sum of the annualized rent including tenant's share of estimated operating expenses, if applicable, each tenant is paying as of the end of the reporting period. If a tenant is not paying rent due to a free rent concession, annualized rent is calculated based on the annualized contractual rent the tenant will pay in the first period it is required to pay rent. Included in this amount is $17.6 million of annualized base rent for tenants in a free rent period.
(6)Contains two or more buildings that are grouped together for reporting purposes.
(7)Not included in Same Property as of December 31, 2021.
(8)Contains two or more buildings that are grouped together for reporting purposes, some of which are not included in Same Property as of December 31, 2021.
(9)Heights Union is a recently developed property acquired by Cousins on October 1, 2021. The occupancy at December 31, 2021 is 57.6%, and stabilized occupancy of greater than 90% is anticipated to be achieved in the second quarter of 2022.
(10)The square footage of Heights Union has been excluded from the calculation of weighted average occupancy for the fourth quarter and leased at December 31, 2021. See note 9.

Office Lease Expirations
As of December 31, 2021, our leases expire as follows:

Year of Expiration	Square Feet Expiring (1)	% of Leased Space (1)	Annual Contractual Rent (in thousands) (1) (2)	% of Annual Contractual Rent (1)	Annual Contractual Rent/Sq. Ft.

2022	969,877	6.5%	$38,589	4.9%	$36.59
2023	1,411,701	8.8%	61,528	7.9%	43.58
2024	1,099,401	6.9%	49,081	6.3%	43.82
2025	1,985,274	12.3%	89,147	11.4%	44.90
2026	1,446,994	9.0%	69,375	8.9%	47.84
2027	1,657,712	10.3%	72,945	9.3%	43.75
2028	1,169,744	7.4%	59,438	7.6%	49.50
2029	1,427,546	8.9%	71,289	9.1%	49.61
2030	1,276,508	7.9%	80,763	10.3%	63.27
2031 & Thereafter	3,480,984	22.0%	190,344	24.3%	53.88

Total	15,925,741	100.0%	$782,499	100.0%	$48.49

(1) Company's share of leases expiring after December 31, 2021. Expiring square footage for which new leases have been executed is reflected based on the expiration date of the new lease.
(2) Annual Contractual Rent is the estimated rent in the year of expiration. It includes the minimum base rent and an estimate of the tenant's share of operating expenses, if applicable, as defined in the respective leases.

Top 20 Office Tenants
As of December 31, 2021, our top 20 office tenants were as follows:

	Tenant (1)	Number of Properties Occupied	Number of Markets Occupied	Company's Share of Square Footage	Company's Share of Annualized Rent (in thousands) (2)	Percentage of Company's Share of Annualized Rent	Weighted Average Remaining Lease Term (Years)
1	NCR Corporation	1	1	762,090	$35,974	5.2%	11.6
2	Amazon	4	3	692,474	33,996	4.9%	7.1
3	Meta Platforms (fka Facebook)	1	1	422,252	22,477	3.4%	8.2
4	Expedia	1	1	430,547	22,071	3.2%	6.8
5	Pioneer Natural Resources Company	2	1	359,660	21,697	3.2%	9.7
6	Bank of America	2	2	344,601	11,741	1.8%	3.9
7	Apache Corporation	1	1	210,012	9,271	1.3%	2.8
8	Norfolk Southern	1	1	370,286	9,077	1.3%	—
9	Wells Fargo Bank, Na	4	3	198,376	8,775	1.3%	4.0
10	Ovintiv USA (3)	1	1	318,582	8,069	1.2%	5.5
11	Allstate	2	2	214,380	7,750	1.1%	5.7
12	SVB Financial Group	1	1	188,940	7,624	1.1%	4.1
13	ADP	1	1	225,000	7,597	1.1%	6.3
14	WeWork Companies	4	2	169,050	7,422	1.1%	11.8
15	Regus Equity Business Centers	6	4	158,740	7,407	1.1%	6.0
16	Westrock Shared Service	1	1	205,185	7,162	1.0%	8.3
17	Workrise Technologies	1	1	93,210	6,578	1.0%	6.6
18	McGuirewoods	2	2	187,119	6,499	0.9%	4.9
19	BlackRock	1	1	131,656	6,415	0.9%	14.4
20	Samsung Engineering America	1	1	133,860	6,196	0.8%	4.9
	Total			5,816,020	$253,798	36.9%	6.9

(1)	In some cases, the actual tenant may be an affiliate of the entity shown.
(2)	Annualized Rent represents the annualized rent including tenant's share of estimated operating expenses, if applicable, paid by the tenant as of December 31, 2021. If the tenant is in a free rent period as of December 31, 2021, Annualized Rent represents the annualized contractual rent the tenant will pay in the first month it is required to pay full rent.
(3)	Ovintiv USA Inc. has multiple subleases for substantially all of its space. In the event of termination of the Ovintiv lease, such subleases would become direct leases with the Company.
Note:	This schedule includes leases that have commenced. Leases that have been signed but have not commenced are excluded.

Tenant Industry Diversification
As of December 31, 2021, our tenant industry diversification was as follows:

Industry (1)	Percentage of Company's Share of Annualized Rent (2)
Technology	23.0%
Professional Services	15.7%
Financial	15.0%
Legal	9.2%
Energy	7.0%
Consumer Goods & Services	6.8%
Health Care	6.1%
Real Estate	4.5%
Other	3.6%
Insurance	3.4%
Marketing/Media/Creative	2.1%
Construction/Design	2.1%
Transportation	1.5%
Total	100%

(1)	Management uses SIC codes when available, along with judgment, to determine tenant industry classification.
(2)	Annualized Rent represents the annualized rent including tenant's share of estimated operating expenses, if applicable, paid by the tenant as of the date of this report. If the tenant is in a free rent period as of the date of this report, Annualized Rent represents the annualized contractual rent the tenant will pay in the first month it is required to pay full rent.
Development Pipeline (1)
As of December 31, 2021, information on our projects under development was as follows ($ in thousands):

Project	Type	Market	Company's Ownership Interest	Construction Start Date	Square Feet/Units	Estimated Project Cost (1) (2)	Company's Share of Estimated Project Cost (2)	Project Cost Incurred to Date (2)	Company's Share of Project Cost Incurred to Date (2)	Percent Leased	Initial Revenue Recognition(3)

300 Colorado	Office	Austin	100%	4Q18	369,000	$193,000	$193,000	$163,839	$163,839	88%	1Q21

100 Mill	Office	Phoenix	90%	1Q20	287,000	153,000	137,700	119,584	107,626	81%	1Q22

Neuhoff (4)	Mixed	Nashville	50%	3Q21		562,500	281,300	131,315	65,658
Commercial					448,000					—%	2Q23
Apartments					542					—%	2Q24

Domain 9	Office	Austin	100%	2Q21	338,000	147,000	147,000	48,359	48,359	97%	1Q24

Total						$1,055,500	$759,000	$463,097	$385,481

(1)	This schedule shows projects currently under active development through the substantial completion of construction as well as properties in an initial lease up period prior to stabilization. Amounts included in the estimated project cost column are the estimated costs of the project through stabilization. Significant estimation is required to derive these costs, and the final costs may differ from these estimates.
(2)	Estimated and incurred project costs are construction costs plus financing costs on project-specific debt. Neuhoff has a project-specific construction loan, and 300 Colorado had a project-specific loan that was paid off concurrent with the purchase of our partners' 50% interest in December 2021. The above excludes any financing cost assumptions for projects without project-specific debt and any other incremental capitalized costs required by GAAP. They also exclude fair value adjustments for legacy TIER projects that were recorded as a result of the 2019 merger.
(3)	Initial revenue recognition represents the quarter within which the Company recognized or estimates it will begin recognizing revenue under GAAP.
(4)	The Neuhoff estimated project cost will be funded with a combination of $250.6 million of equity contributed by the joint venture partners, followed by a $312.7 million construction loan.

Land Holdings
As of December 31, 2021, we owned the following land holdings, either directly or indirectly through joint ventures:

	Market	Company's Ownership Interest	Financial Statement Presentation	Total Developable Land (Acres)	Cost Basis of Land (in thousands)

3354/3356 Peachtree	Atlanta	95%	Consolidated	3.2
715 Ponce	Atlanta	50%	Unconsolidated	1.0
887 West Peachtree (fka 901 West Peachtree) (1)	Atlanta	100%	Consolidated	1.6
The Avenue Forsyth-Adjacent Land	Atlanta	100%	Consolidated	10.4
Domain Point 3	Austin	90%	Consolidated	1.7
Domain Central	Austin	100%	Consolidated	5.6
South End Station	Charlotte	100%	Consolidated	3.4
303 Tremont	Charlotte	100%	Consolidated	2.4
Legacy Union 2 & 3	Dallas	95%	Consolidated	4.0
Victory Center	Dallas	75%	Unconsolidated	3.0
Corporate Center 5 & 6 (2)	Tampa	100%	Consolidated	14.1

Total				50.4	$175,487
Company's Share				48.6	$166,267

(1)	Includes a long-term ground lease with future obligation to purchase.
(2)	Corporate Center 5 is controlled through a long-term ground lease.

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
Item 4.Mine Safety Disclosures
Not applicable.

Item X.Information about our Executive Officers
The Executive Officers of the Registrant, as of the date hereof, are as follow:

Name	Age	Office Held
M. Colin Connolly	45	President, Chief Executive Officer and Director
Gregg D. Adzema	56	Executive Vice President and Chief Financial Officer
J. Kennedy Hicks	38	Executive Vice President, Investments & Managing Director
Richard G. Hickson IV	47	Executive Vice President, Operations
John S. McColl	59	Executive Vice President
Pamela F. Roper	48	Executive Vice President, General Counsel, and Corporate Secretary
Jeffrey D. Symes	56	Senior Vice President and Chief Accounting Officer
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
Our common stock trades on the New York Stock Exchange (ticker symbol CUZ). On January 28, 2022, there were 9,655 stockholders of record of our common stock.
Purchases of Equity Securities
There were no purchases of common stock by the Company during the fourth quarter of 2021.

Performance Graph
The following graph compares the five-year cumulative total return of our common stock with the NYSE Composite Index, the FTSE Nareit Equity Index, and the FTSE Nareit Equity Office Index. The graph assumes a $100 investment in each of the indices on December 31, 2016 and the reinvestment of all dividends.

Total Return Performance
180
160
140
120
100
80
Index Value
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
Cousins Properties Incorporated
FTSE Nareit Equity Index
NYSE Composite Index
FTSE Nareit Equity Office Index

COMPARISON OF CUMULATIVE TOTAL RETURN OF ONE OR MORE COMPANIES, PEER
GROUPS, INDUSTRY INDICES, AND/OR BROAD MARKETS

	Fiscal Year Ended
Index	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
Cousins Properties Incorporated	100.00	112.47	98.16	132.10	112.60	138.84
NYSE Composite Index	100.00	118.73	108.10	135.68	145.16	175.17
FTSE Nareit Equity Index	100.00	105.23	100.36	126.45	116.34	166.64
FTSE Nareit Equity Office Index	100.00	105.25	89.99	118.26	96.46	117.68

Item 7.Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the selected financial data and the consolidated financial statements and notes.
Overview of 2021 Performance and Company and Industry Trends
Our strategy is to create value for our stockholders through ownership of the premier urban office portfolio in the Sun Belt markets, with a particular focus on Atlanta, Austin, Charlotte, Phoenix, Tampa, Dallas, and Nashville. This strategy is based on a disciplined approach to capital allocation that includes opportunistic acquisitions, selective development projects, and timely dispositions of non-core assets with a goal of maintaining a portfolio of new and efficient properties with lower capital expenditure requirements. This strategy is also based on a simple, flexible, and low-leveraged balance sheet that allows us to pursue compelling growth opportunities at the most advantageous points in the cycle. To implement this strategy, we utilize our strong local operating platforms within each of our major markets.
During 2021, we completed multiple strategic acquisitions of operating properties and land parcels and entered into two joint ventures. We acquired 725 Ponce, a 372,000 square foot office property in Midtown Atlanta, for a gross price of $300.2 million; Heights Union, a 294,000 square foot office property in Tampa, for a gross price of $144.8 million; and our partners' 50% interest in 300 Colorado, a 369,000 square foot office building in downtown Austin, for a gross price of $162.5 million. We also acquired a 0.7 acre land parcel in Atlanta for a gross price of $10.0 million related to a potential future development in Midtown Atlanta and a 0.2 acre land parcel in Atlanta, adjacent to our 3344, 3348, and 3350 operating properties, for a gross price of $8.0 million that is held in a 95% owned consolidated joint venture. We entered into a 50/50 joint venture to develop Neuhoff, a mixed-use project in Nashville, which will include 448,000 square feet of office and retail space as well as 542 multi-family units, for an estimated investment of $281.3 million at our share. In addition, we entered into a 50/50 joint venture to own 715 Ponce, a land parcel adjacent to 725 Ponce, with an initial contribution of $4.0 million.
During 2021, we completed multiple dispositions of operating properties and interests in joint ventures, using the proceeds to fund the investment activity mentioned above. We sold 816 Congress, a 435,000 square foot office building in downtown Austin, for a gross price of $174.0 million; One South at the Plaza, an 891,000 square foot office property in Charlotte, for a gross price of $271.5 million; Burnett Plaza, a one million square foot office building in Fort Worth, for a gross price of $137.5 million; and a 0.7 acre land parcel in Phoenix, adjacent to our 100 Mill development, to a hotel developer for a gross price of $6.4 million. In addition, we sold our 50% investment in Dimensional Place, a 281,000 square foot office property in Charlotte, for a gross price of $60.8 million. We sold
In 2021, we leased or renewed 2.1 million square feet of office space. The weighted average net effective rent per square foot, representing base rent excluding operating expense reimbursements and leasing costs, for new or renewed non-amenity leases with terms greater than one year, was $25.55 per square foot. Cash-basis net effective rent per square foot increased 15.1% on spaces that had been previously occupied in the past year. Cash-basis net effective rent represents net rent at the end of the term paid by the prior tenant compared to the net rent at the beginning of the term paid by the current tenant. Our same property net operating income for the year decreased 0.5% on a straight-line basis and increased 3.5% on a cash-basis.
On a regular basis we review and, as appropriate, revise our corporate contingency plan, which addresses the steps necessary to respond to an unexpected interruption of business, including the unavailability of our corporate office space. Since March 2020, in accordance with the advice of the CDC due to the threat presented by the ongoing COVID-19 pandemic, our tenants widely adopted remote working for their office employees, and we increased our janitorial cleaning protocols in our buildings. The rental obligations under our leases have not been materially affected by the COVID-19 pandemic to date, and any requests for rent adjustments are addressed on a case-by-case basis. We also have worked closely with essential vendors, including the contractors and others involved in our development projects, to assess potential impact of appropriate and necessary distancing measures upon our operations and our development delivery timelines. During 2021, many, but not all, of our tenants began to bring employees back to the office at least a few days a week, decreasing the time their teams were working remotely and increasing the physical occupancy at our properties.
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

Market Conditions
We believe that the Sun Belt region, and in particular the seven core Sun Belt markets in which we operate, possess some of the most attractive economic and real estate fundamentals in the nation. Our markets are located in states that lead the nation in new job growth and net migration as residents relocate from the Northeast, Midwest, and West Coast to our markets. This migration, when combined with relatively low levels of new supply, has led to steady office absorption and positive rent growth, supporting healthy office fundamentals. We believe that we are well positioned to benefit from, and ultimately outperform in, the current real estate environment.
Our Atlanta portfolio totals 7.9 million square feet, representing 39.8% of our Net Operating Income for the fourth quarter of 2021 and was 89.1% leased at December 31, 2021. Market-wide Class A leasing activity in Atlanta represented 51.3% of total leasing activity in 2021 while representing only 40.7% of total inventory, and construction as a percentage of the total market square footage was 3.0% at December 31, 2021. Atlanta recorded its highest annual total for construction completions in market history, delivering 3.4 million square feet of new product in 2021; of which, 81% has already been leased. We believe our portfolio of operating assets and land holdings for future development, which is well located primarily in the Midtown, Buckhead, and Central Perimeter submarkets, with direct access to mass transit, is well positioned to meet the strong demand in the market.
Our Austin portfolio totals 4.2 million square feet, representing 26.8% of our Net Operating Income for the fourth quarter of 2021 and was 95.5% leased at December 31, 2021. In addition, we have two projects under development in Austin. Domain 9 is a 338,000 square foot project, located in the Domain submarket, and the office portion is 100% leased. 300 Colorado, a 369,000 square foot office property, is located in the central business district and is 88% leased. Market-wide Class A leasing activity in Austin represented 55.8% of total leasing activity in 2021 while representing only 40.9% of total inventory, and construction as a percentage of the total market square footage was 13.1% at December 31, 2021. Our portfolio is predominantly in the central business district and Domain submarket where vacancy is 18.7% and 6.0%, respectively. We believe that our dominant presence in Austin, combined with strong demand for Class A office space, is favorable for our existing portfolio.
Our Charlotte portfolio totals 1.4 million square feet, representing 9.1% of our Net Operating Income for the fourth quarter of 2021 and was 96.3% leased at December 31, 2021. Class A leasing activity in Charlotte represented 47.4% of total leasing activity in 2021 while representing only 41.5% of total inventory, and construction as a percentage of the total market square footage was 8.1% at December 31, 2021. Our portfolio is located in the Uptown and South End submarkets where rent growth has significantly surpassed the national average. The overall market has benefited from Charlotte's strong population growth, which has increased at three times the national rate over the past decade. Strong demand and favorable economics have spurred a high level of new development across the market, specifically in Uptown and South End where approximately 3.0 million square feet is currently under construction.
Our Tampa portfolio totals 2.0 million square feet, representing 9.0% of Net Operating Income for the fourth quarter of 2021 and was 93.1% leased at December 31, 2021. Market-wide Class A leasing activity in Tampa represented 40.9% of total leasing activity in 2021 while representing only 26.5% of total inventory, and construction as a percentage of the total market square footage was 1.0% at December 31, 2021. Metro-wide, the Tampa office market is experiencing low vacancy rates, and the Westshore submarket, where the majority of our portfolio is located, continues to achieve some of the highest rents in the metropolitan area, in part due to its central location and proximity to the Tampa airport.
Our Phoenix portfolio totals 1.3 million square feet, representing 7.7% of our Net Operating Income for the fourth quarter of 2021 and was 92.2% leased at December 31, 2021. We have one project under development in Phoenix - 100 Mill, a 287,000 square foot project, is 81% leased. Market-wide Class A leasing activity in Phoenix represented 38.3% of total leasing activity in 2021 while representing only 33.6% of total inventory, and construction as a percentage of the total market square footage was 2.2% at December 31, 2021. Phoenix has experienced population growth at more than twice the national average, more than two-thirds of which was from new residents from outside the metropolitan area. Our portfolio is located in the Tempe submarket, in close proximity to Arizona State University and its 80,000 students, where Class A office vacancy is 8.6%.
Our Dallas portfolio totals 516,000 square feet, representing 3.0% of Net Operating Income for the fourth quarter of 2021 and was 91.3% leased at December 31, 2021. Market-wide Class A leasing activity in Dallas represented 49.5% of total leasing activity in 2021 while representing only 44.0% of total inventory, and construction as a percentage of the total market square footage was 3.0% at December 31, 2021.
Our Nashville portfolio includes a mixed-used development of 448,000 square feet of commercial space and 542 residential units located in the Germantown submarket. Market-wide Class A leasing activity in Nashville represented 61.1%

of total leasing activity in 2021 while representing only 33.1% of total inventory, and construction as a percentage of total market square footage was 10.2%.
Critical Accounting Policies and Estimates
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
Most of our leases involve some form of improvements to leased space. We make significant judgments in reviewing various factors to assist in determining whether we or our tenants own the improvements. Those factors include, but are not limited to, whether or not the:
•Lease agreement’s terms obligate the tenant to construct or install specifically-identified assets (i.e., the leasehold improvements);
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
Real Estate Carrying Value
The carrying values of our real estate assets are subject to several processes that involve a significant use of judgments and estimates. Those processes primarily include (i) purchase price allocations for acquired assets, (ii) depreciation and amortization, and (iii) impairment. The judgments and estimates used in each of these processes have a material impact on our financial condition, results of operations, and cash flows.
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

Development Cost Capitalization
We are involved in all stages of real estate ownership, including development. Prior to the point at which a project becomes probable of being developed (defined as more likely than not), we expense predevelopment costs. After we determine a project is probable, all subsequently-incurred predevelopment costs, as well as interest and real estate taxes on qualifying assets and certain internal personnel and associated costs directly related to the project under development, are capitalized in accordance with accounting rules. If we abandon development of a project that had earlier been deemed probable, we charge all previously capitalized costs to expense. If this occurs, our predevelopment expenses could rise significantly. The determination of whether a project is probable requires judgment. If we determine that a project is probable, interest, general and administrative, and other expenses could be materially different than if we determine the project is not probable.
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
Once a certain project is constructed and deemed substantially complete and ready for occupancy, carrying costs, such as real estate taxes, interest, internal personnel costs, and associated costs, are expensed as incurred. Determination of when construction of a project is substantially complete and held available for occupancy requires judgment. We consider projects and/or project phases to be both substantially complete and held for occupancy at the earlier of the date on which the project or phase reached economic occupancy of 90% or one year from cessation of major construction activity. Our judgment of the date the project is substantially complete has a direct impact on our operating expenses and net income for the period.
Results of Operations For The Year Ended December 31, 2021
General
Our financial results for the year ended December 31, 2021 have been affected by the various acquisitions, dispositions, and development activities during 2021 as well as the Merger and transactions with Norfolk Southern Railway Company ("NS") in 2019. Net income available to common stockholders for the year ended 2021 and 2020 was $278.6 million and $237.3 million, respectively. We detail below material changes in the components of net income available to common stockholders for the year ended 2021 compared to 2020.
See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations" from our 2020 Annual Report on Form 10-K for a comparison of 2020 to 2019 financial results.
Rental Property Revenues and Rental Property Operating Expenses
The following results include the performance of our Same Property portfolios. Our Same Property portfolios include office properties that were stabilized and owned by us for the entirety of each comparable reporting periods presented. A stabilized property is one that has achieved 90% economic occupancy or has been substantially complete and owned by us for one year. Same Property amounts for the 2021 versus 2020 comparison are from properties that were stabilized and owned as of January 1, 2020 through December 31, 2021.
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

Rental property revenues, rental property operating expenses, and NOI changed between the 2021 and 2020 periods as follows ($ in thousands):

	Year Ended December 31,
	2021	2020	$ Change	% Change
Rental Property Revenues
Same Property	$610,918	$605,765	$5,153	1%
Non-Same Property	123,040	112,283	10,757	10%
Termination Fee Income	5,105	3,835	1,270	33%
Total Rental Property Revenues	$739,063	$721,883	$17,180	2%

Rental Property Operating Expenses
Same Property	$215,361	$207,856	$7,505	4%
Non-Same Property	44,100	44,811	(711)	(2)%
3344 Peachtree Legal Expense Recovery	—	(1,817)	1,817	(100)%
Total Rental Property Operating Expenses	$259,461	$250,850	$8,611	3%

Net Operating Income
Same Property NOI	$395,557	$397,909	$(2,352)	(1)%
Non-Same Property NOI	78,940	67,472	11,468	17%
3344 Peachtree Legal Expense Recovery	—	1,817	(1,817)	(100)%
Total NOI	$474,497	$467,198	$7,299	2%
Same Property rental property revenues increased between 2021 and 2020 primarily due to the increased occupancy at Corporate Center and 3344 Peachtree, offset by a decrease in occupancy at 3350 Peachtree. Same property rental property operating expenses increased between 2021 and 2020 primarily due to an Atlanta real estate tax credit received in 2020 and an increase in physical occupancy.
Revenues of Non-Same Property increased between 2021 and 2020 primarily as a result of the stabilization of operations at the recently completed developments at the Domain and 10000 Avalon and the addition of The RailYard in December 2020, 725 Ponce in July 2021, Heights Union in October 2021, and 300 Colorado in December 2021, partially offset by the sale of Hearst Tower in 2020 and the sales of One South at the Plaza, Burnett Plaza, and 816 Congress in 2021.
Fee Income
Fee income decreased $2.7 million (14.6%) between 2021 and 2020 primarily driven by timing of fee income related to the 2019 transactions with NS.
General and Administrative Expenses
General and administrative expenses increased $2.3 million (8.5%) between 2021 and 2020 primarily driven by changes in stock compensation expense related to liability-classified awards, most of which became fully earned as of December 31, 2021.
Interest Expense
Interest expense, net of amounts capitalized, increased $6.4 million (10.6%) between 2021 and 2020 primarily due to a decrease in interest capitalized in 2021 as a result of the start of preliminary operational activity for projects completing development in the second and third quarters of 2021 and an increase in interest related to the increased borrowings from the amended and restated Term Loan and an increase in our average outstanding balance on our Line of Credit, partially offset by lower interest rates compared to 2020.

Depreciation and Amortization
Depreciation and amortization changed between the 2021 and 2020 periods as follows ($ in thousands):

	Year Ended December 31,
	2021	2020	$ Change	% Change
Depreciation and Amortization
Same Property	$242,352	$240,116	$2,236	1%
Non-Same Property	45,117	47,844	(2,727)	(6)%
Non-Real Estate Assets	623	688	(65)	(9)%
Total Depreciation and Amortization	$288,092	$288,648	$(556)	—%
Depreciation and amortization of Same Property increased between 2021 and 2020 primarily due to the accelerated depreciation of tenant improvements owned by us resulting from an early termination at the Domain.
Depreciation and amortization of Non-Same Property decreased between 2021 and 2020 primarily due to the sales of One South at the Plaza and Burnett Plaza in 2021, partially offset by the recently completed developments at the Domain and 10000 Avalon and the additions of The RailYard in December 2020 and 725 Ponce in July 2021.
Income from Unconsolidated Joint Ventures
Income from unconsolidated joint ventures consisted of the following in 2021 and 2020 ($ in thousands):

	Year Ended December 31,
	2021	2020	$ Change	% Change
Net operating income
Same Property	$6,203	$5,795	$408	7%
Non-Same Property	13,020	13,041	(21)	—%
Termination fee income	81	9	72	800%
Other income	121	61	60	98%
Depreciation and amortization	(9,674)	(8,740)	(934)	(11)%
Interest expense	(2,911)	(2,071)	(840)	(41)%
Net gain (loss) on sale of investment property	(39)	(148)	109	74%
Income from unconsolidated joint ventures	$6,801	$7,947	$(1,146)	(14)%
Income from unconsolidated joint ventures decreased between 2021 and 2020 primarily due to increased interest from the issuance of the Carolina Square $135.7 million non-recourse mortgage note which was used to fund the repayment in full of its $77.5 million construction loan and an increase in depreciation expense from 300 Colorado which began operations in 2021 prior to being consolidated.
Gain on Sales of Investments in Unconsolidated Joint Ventures
The gain on sales of investments in unconsolidated joint ventures for the year ended December 31, 2021 primarily includes the sale of our interest in the Dimensional Place joint venture. The gain on investment property transactions for the year ended December 31, 2020 primarily includes the sale of our interests in the Wildwood Associates and Gateway Village joint ventures.
Gain on Investment Property Transactions
The gain on investment property transactions for the year ended December 31, 2021 primarily includes the sales of 816 Congress in December 2021, One South at the Plaza in July 2021, and Burnett Plaza in April 2021, as well as the gain resulting from the consolidation of 300 Colorado in December 2021. The gain on investment property transactions for the year ended December 31, 2020 primarily includes the sale of Hearst Tower. The combined sales prices of the 816 Congress, One South at the Plaza, and Burnett Plaza dispositions in 2021 and the Hearst Tower and Woodcrest dispositions in 2020 represented weighted average capitalization rates of 5.4% and 5.1%, respectively. Capitalization rates are calculated by dividing projected annualized NOI by the sales price.

Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests includes the outside parties' share of the net income of CPLP as well as that of certain other consolidated entities. Net income attributable to noncontrolling interests decreased $426,000 (51.0%) between 2021 and 2020 primarily driven by the redemption of 1.7 million limited partnership units in CPLP completed in the first quarter of 2020, partially offset by the increase in net income in 2021.
Funds from Operations
The table below shows Funds from Operations Available to Common Stockholders (“FFO”), a non-GAAP financial measure, and the related reconciliation to net income available to common stockholders for the Company. The Company calculates FFO in accordance with Nareit's definition, which is net income available to common stockholders (computed in accordance with GAAP), excluding extraordinary items, cumulative effect of change in accounting principle and gains on sale or impairment on depreciable property, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures to reflect FFO on the same basis.
FFO is used by industry analysts and investors as a supplemental measure of a REIT’s operating performance. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry investors and analysts have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. Thus, Nareit created FFO as a supplemental measure of REIT operating performance that excludes historical cost depreciation, among other items, from GAAP net income. The use of FFO, combined with the required primary GAAP presentations, has been fundamentally beneficial, improving the understanding of operating results of REITs among the investing public and making comparisons of REIT operating results more meaningful. Our management evaluates operating performance in part based on FFO. Additionally, our management uses FFO, along with other measures, to assess performance in connection with evaluating and granting incentive compensation to our officers and other key employees. The reconciliations of net income available to common stockholders to FFO and earnings per share to FFO per share are as follows for the years ended December 31, 2021 and 2020 (in thousands, except per share information):

	Year Ended December 31,
	2021			2020
	Dollars	Weighted Average Common Shares	Per Share Amount	Dollars	Weighted Average Common Shares	Per Share Amount
Net Income Available to Common Stockholders	$278,586	148,666	$1.87	$237,278	148,277	$1.60
Noncontrolling interest related to unitholders	56	25	—	315	297	—
Conversion of stock options	—	1	—	—	8	—
Conversion of unvested restricted stock units	—	199	—	—	54	—

Net Income — Diluted	278,642	148,891	1.87	237,593	148,636	1.60
Depreciation and amortization of real estate assets:
Consolidated properties	287,469	—	1.93	287,960	—	1.94
Share of unconsolidated joint ventures	9,674	—	0.06	8,740	—	0.06
Partners' share of real estate depreciation	(929)	—	(0.01)	(742)	—	—
Loss (gain) on sale of depreciated properties:
Consolidated properties	(152,611)	—	(1.01)	(90,105)	—	(0.61)
Share of unconsolidated joint ventures	39	—	—	(450)	—	—
Investments in unconsolidated joint ventures	(13,083)	—	(0.09)	(44,578)	—	(0.31)
Impairment	—	—	—	14,829	—	0.10
Funds From Operations	$409,201	148,891	$2.75	$413,247	148,636	$2.78

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
The following table reconciles net income to NOI for consolidated properties for each period (in thousands):

	Year Ended December 31,
	2021	2020

Net Income	$278,996	$238,114
Fee income	(15,559)	(18,226)
Termination fee income	(5,105)	(3,835)
Other income	(451)	(231)
Reimbursed expenses	2,476	1,580
General and administrative expenses	29,321	27,034
Interest expense	67,027	60,605
Impairment	—	14,829
Depreciation and amortization	288,092	288,648
Transaction costs	—	428
Other expenses	2,131	2,091
Income from unconsolidated joint ventures	(6,801)	(7,947)
Gain on sale of investment in unconsolidated joint ventures	(13,083)	(45,767)
Gain on investment property transactions	(152,547)	(90,125)
Net Operating Income	$474,497	$467,198
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

Our material cash needs for 2022 include $223.8 million of unfunded tenant improvements and construction obligations and $102.4 million of debt maturities. Those and other 2022 cash needs are expected to be met by a combination of some or all of the sources noted above.

Financial Condition
A key component of our strategy is to maintain a conservative balance sheet with leverage and liquidity that enables us to be positioned for future growth. Our leverage metrics at December 31, 2021, which include net debt to EBITDAre, net debt to undepreciated assets, and net debt to total market capitalization, were among the strongest within our sector of public office REITs. As of December 31, 2021, we had $228.5 million outstanding under our Credit Facility with the ability to borrow an additional $771.5 million. We also had $10.2 million in cash, cash equivalents, and restricted cash on hand at December 31, 2021.
The following table sets forth information as of December 31, 2021 with respect to our outstanding contractual obligations and commitments (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual Obligations:
Company debt:
Unsecured credit facility	$228,500	$—	$228,500	$—	$—
Unsecured senior notes	1,000,000	—	—	250,000	750,000
Term loan	350,000	—	350,000	—	—
Mortgage notes payable	911,525	102,401	332,242	476,882	—
Interest commitments (1)	302,347	59,703	146,722	85,059	10,863
Ground leases	189,228	2,083	4,183	4,288	178,675
Total contractual obligations	$2,981,600	$164,187	$1,061,647	$816,229	$939,538
Commitments:
Unfunded tenant improvements and construction obligations	$255,634	$223,849	$31,785	$—	$—
Total commitments	$255,634	$223,849	$31,785	$—	$—
(1)Interest on variable rate obligations is based on rates effective as of December 31, 2021.
Credit Facility
Our $1 billion Credit Facility matures on January 3, 2023. The Credit Facility contains financial covenants that require, among other things, the maintenance of an unencumbered interest coverage ratio of at least 1.75x; a fixed charge coverage ratio of at least 1.50x; a secured leverage ratio of no more than 40%; and an overall leverage ratio of no more than 60%. The Credit Facility also contains customary representations and warranties and affirmative and negative covenants, as well as customary events of default. The amounts outstanding under the Credit Facility may be accelerated upon the occurrence of any events of default. We are in compliance with all covenants of the Credit Facility. We expect to negotiate a new credit facility prior to the current maturity date which will have a borrowing capacity that meets or exceeds the current facility and extends the maturity date.
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
At December 31, 2021, the Credit Facility's spread over LIBOR was 1.05%. The amount that we may draw under the Credit Facility is a defined calculation based on the Company's unencumbered assets and other factors. The total available borrowing capacity under the Credit Facility was $771.5 million at December 31, 2021.
Term Loan
On June 28, 2021, we entered into an Amended and Restated Term Loan Agreement (the "Term Loan") that amended the former term loan agreement. Under the Term Loan, we have borrowed $350 million that matures on August 30, 2024 with options to, on up to four successive occasions, extend the maturity date for an additional 180 days. The Term Loan has financial covenants consistent with those of the Credit Facility. The interest rate applicable to the Term Loan varies according to our leverage ratio and may, at our election, be determined based on either (1) the Eurodollar Rate Loans plus a spread of between 1.05% and 1.65%, (2) the current LIBOR Daily Floating plus a spread of between 1.05% and 1.65%, or (3) the interest rate applicable to Base Rate Loans plus a spread of between 0.05% and 0.65%. At December 31, 2021, the Term Loan's spread over LIBOR was 1.05%. We are in compliance with all covenants of the Term Loan.
Unsecured Senior Notes
At December 31, 2021, we had $1 billion in unsecured senior notes outstanding that were issued in five tranches with maturity dates that range from 2025 to 2029. The weighted average fixed interest rates on these notes is 3.91%.
The unsecured senior notes contain financial covenants that are consistent with those of our Credit Facility. The senior notes also contain customary representations and warranties and affirmative and negative covenants, as well as customary events of default. We are in compliance with all covenants of the unsecured senior notes.
Secured Mortgage Notes
In June 2021, the Company executed a collateral substitution for the mortgage previously secured by the Company's 816 Congress property in Austin. The mortgage is now secured by the Company's Domain 10 property in Austin. All other terms of the note were unchanged.
On February 3, 2020, the Company prepaid in full, without penalty, the $23.0 million Meridian Mark Plaza mortgage note.
As of December 31, 2021, the Company had $661.5 million outstanding on seven non-recourse mortgage notes. All interest rates on the secured mortgage notes are fixed. Assets with depreciated carrying values of $1.1 billion were pledged as security on these mortgage notes payable.
Joint Venture Commitments and Debt
We have a number of off balance sheet joint ventures with varying structures, as described in note 7 to our consolidated financial statements. The joint ventures in which we have an interest are involved in the ownership and/or development of real estate. A venture will fund capital requirements or operational needs with cash from operations or financing proceeds. If additional capital is deemed necessary, a venture may request a contribution from the partners, and we will evaluate such request. Except as previously discussed, based on the nature of the activities conducted in these ventures, management cannot estimate with any degree of accuracy amounts that we may be required to fund in the short or long-term. However, management does not believe that additional funding of these ventures will have a material adverse effect on our financial condition or results of operations.
At December 31, 2021, our unconsolidated joint ventures had aggregate outstanding indebtedness to third parties of $225.6 million. This debt represents mortgage or construction loans, most of which are non-recourse to us. In addition, in certain instances, we provide “non-recourse carve-out guarantees” on these non-recourse loans.
Other Debt Information
Our existing mortgage debt is primarily non-recourse, fixed-rate mortgage notes secured by various real estate assets. We expect to either refinance our non-recourse mortgage loans at maturity or repay the mortgage loans with other capital sources, including our credit facility, unsecured debt, non-recourse mortgages, construction loans, the sale of assets, joint venture equity, the issuance of common stock, the issuance of preferred stock, or the issuance of units of CPLP. Many of our non-recourse mortgages contain covenants which, if not satisfied, could result in acceleration of the maturity of the debt. We expect to either refinance the non-recourse mortgages at maturity or repay the mortgages with proceeds from asset sales, debt, or other capital sources. We are in compliance with all covenants of our existing non-recourse mortgages.
75% of our debt bears interest at a fixed rate. Our variable-interest debt instruments, including our Credit Facility and Term Loan, may use LIBOR, SOFR, or other indexes as allowed as a benchmark for establishing the rate. LIBOR has been the subject of regulatory guidance and proposals for reform and in March 2021, the United Kingdom's Financial Conduct Authority (the authority that regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after June 30, 2023. These reforms may cause LIBOR to no longer be provided or to perform differently than in the past. Recent proposals for LIBOR reforms may result in the establishment of new methods of calculating LIBOR or the establishment of one or more alternative benchmark rates. If LIBOR is no longer widely available, or otherwise at our option, our variable-interest debt instruments, including our Credit Facility and term loan facilities, provide for alternate interest rate calculations as mentioned above.
There can be no assurances as to what alternative interest rates may be and whether such interest rates will be more or less favorable than LIBOR and any other unforeseen impacts of the potential discontinuation of LIBOR. The Company intends to continue monitoring the developments with respect to the planned phasing out of LIBOR after 2022 and work with its lenders to ensure any transition away from LIBOR will have minimal impact on its financial condition, but can provide no assurances regarding the impact of the discontinuation of LIBOR.
Future Capital Requirements
To meet capital requirements for future investment activities over the long-term, we intend to actively manage our portfolio of properties and strategically sell assets to exit our non-core holdings and reposition our portfolio of income-producing assets. We expect to continue to utilize cash retained from operations as well as third-party sources of capital such as indebtedness to fund future commitments as well as utilize construction facilities for some development assets, if available and under appropriate terms.
We may also generate capital through the issuance of securities that include common or preferred stock, warrants, debt securities, depository shares or the issuance of CPLP limited partnership units.
Our business model also includes raising or recycling capital which can assist in meeting obligations and funding development and acquisition activity. If one or more sources of capital are not available when required, we may be forced to reduce the number of projects we acquire or develop and/or raise capital on potentially unfavorable terms, or we may be unable to raise capital, which could have an adverse effect on our financial position or results of operations.
Cash Flows
We report and analyze our cash flows based on operating activities, investing activities, and financing activities. Cash, cash equivalents, and restricted cash totaled $10.2 million and $6.1 million at December 31, 2021 and 2020, respectively. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Cash Flows" from our 2020 Annual Report on Form 10-K for a discussion of the changes in cash flows between 2020 and 2019 . The following table sets forth the changes in cash flows (in thousands):

	Year Ended December 31,		$ Change
	2021	2020
Net cash provided by operating activities	$389,478	$351,088	$38,390
Net cash used in investing activities	(191,066)	(132,463)	(58,603)
Net cash used in financing activities	(194,382)	(230,095)	35,713
The reasons for significant increases and decreases in cash flows between the periods are as follows:
Cash Flows from Operating Activities. Cash provided by operating activities increased $38.4 million between the 2021 and 2020 periods primarily due to net cash received from operations at the recently stabilized developments at the Domain and 10000 Avalon and the addition of The RailYard in November 2020, 725 Ponce in July 2021, Heights Union in October 2021, and 300 Colorado in December 2021 partially offset by the sale of Hearst Tower in 2020 and the sales of One South at the Plaza, Burnett Plaza, and 816 Congress in 2021.
Cash Flows from Investing Activities. Cash used in investing activities increased $58.6 million between the 2021 and 2020 periods primarily due to cash used in the purchase of 725 Ponce, Heights Union, and our partners interest in 300 Colorado, partially offset by the cash received from the sales of 816 Congress, Burnett Plaza, and One South at the Plaza in 2021.
Cash Flows from Financing Activities. Cash flows used in financing activities decreased $35.7 million between the 2021 and 2020 periods primarily due to the $250 million repayment of our prior Term Loan and issuance of the $350 million Amended and Restated Term Loan in 2021 offset partially by repayment of the 300 Colorado construction loan assumed in the acquisition.
Capital Expenditures. We incur capital expenditures related to our real estate assets that include the acquisition of properties, the development of new properties, the redevelopment of existing or newly purchased properties, leasing costs for new or replacement tenants, and ongoing property repairs and maintenance.

Capital expenditures for assets we develop or acquire and then hold and operate are included in the property acquisition, development, and tenant asset expenditures line item within investing activities on the statements of cash flows. Components of expenditures included in this line item for the years ended December 31, 2021 and 2020 are as follows (in thousands):

	2021	2020
Acquisition of properties	$524,271	$285,606
Projects under development	93,867	43,902
Operating properties—building improvements	60,281	139,247
Operating properties—leasing costs	92,902	40,744
Purchase of land held for investment	18,267	64,001
Capitalized interest	6,257	14,324
Capitalized salaries	7,332	6,033
Accrued capital expenditures adjustment	(15,367)	25,745
Total property acquisition, development and tenant asset expenditures	$787,810	$619,602

Capital expenditures increased $168.2 million between December 31, 2021 and 2020 primarily due to the acquisitions of 725 Ponce, Heights Union, our partners' interest in 300 Colorado, and the start of development of a new office property at the Domain, partially offset by a decrease in building improvements at operating properties and decrease in land purchases. Tenant improvements and leasing costs, as well as related capitalized personnel costs, are a function of the number and size of executed new leases or renewals of existing leases. The amount of tenant improvements and leasing costs on a per square foot basis for 2021 and 2020 was as follows:

	2021	2020
New leases	$10.58	$12.04
Renewal leases	$6.90	$5.46
Expansion leases	$11.23	$8.62
The amounts of tenant improvement and leasing costs on a per square foot basis vary by lease and by market.
Dividends. We paid common dividends of $182.8 million and $176.3 million in 2021 and 2020, respectively. We funded these dividends with cash provided by operating activities. We expect to fund our future quarterly common dividends with cash provided by operating activities, also using proceeds from investment property sales, distributions from unconsolidated joint ventures, and indebtedness, if necessary.
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

Item 7A.Quantitative and Qualitative Disclosure about Market Risk
Our primary exposure to market risk results from our debt, which bears interest at both fixed and variable rates. We attempt to mitigate this risk by limiting our debt exposure in total and our maturities in any one year and weighting more towards fixed-rate debt in our portfolio. The fixed rate debt obligations limit the risk of fluctuating interest rates. As of December 31, 2021 and 2020, we had $1.7 billion of fixed rate debt outstanding at a weighted average interest rate of 3.95%.
At December 31, 2021, we had $578.5 million of variable rate debt outstanding, which consisted of the Credit Facility with $228.5 million outstanding at an interest rate of 1.15% and the $350.0 million Term Loan with an interest rate of 1.15%. At December 31, 2020, we had $482.4 million of variable rate debt outstanding, which consisted of the Credit Facility with $232.4 million outstanding at an interest rate of 1.19% and the $250.0 million Term Loan with an interest rate of 1.34%. Based on our average variable rate debt balances in 2021, interest incurred would have increased by $5.3 million in 2021 if these interest rates had been 1% higher.
The information presented above should be read in conjunction with note 10 of notes to consolidated financial statements included in this Annual Report on Form 10-K.
Item 8.Financial Statements and Supplementary Data
The financial statements and financial statement schedules required under Regulation S-X are filed pursuant to Item 15 of Part IV of this report.
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
Report of Management on Internal Control over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.
Management, under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. The framework on which the assessment was based is described in “Internal Control – Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, we concluded that we maintained effective internal control over financial reporting as of December 31, 2021. Deloitte & Touche LLP, our independent registered public accounting firm, issued an opinion on the effectiveness of our internal control over financial reporting as of December 31, 2021, which follows this report of management.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Cousins Properties Incorporated

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Cousins Properties Incorporated and subsidiaries (the "Company") as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 3, 2022, expressed an unqualified opinion on those consolidated financial statements.

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
February 3, 2022

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by Items 401, 405, 406, and 407 of Regulation S-K is presented in Item X in Part I of this report and is included under the captions “Proposal 1 - Election of Directors” and “Delinquent Section 16(a) Reports” in the Proxy Statement relating to the 2022 Annual Meeting of the Registrant’s Stockholders and is incorporated herein by reference. The Company has the Code, which is applicable to its Board of Directors and all of its employees. The Code is publicly available on the “Investor Relations” page of its website site at www.cousins.com. Section 1 of the Code applies to the Company’s senior executive and financial officers and is a “code of ethics” as defined by applicable SEC rules and regulations. If the Company makes any amendments to the Code other than technical, administrative or other non-substantive amendments, or grants any waivers, including implicit waivers, from a provision of the Code to the Company’s senior executive or financial officers, the Company will disclose on its website the nature of the amendment or waiver, its effective date and to whom it applies.
Item 11. Executive Compensation
The information required by Items 402 and 407 of Regulation S-K is included under the captions “Executive Compensation,” “Director Compensation,” and "Compensation Committee Interlocks and Insider Participation" in the Proxy Statement relating to the 2022 Annual Meeting of the Registrant’s Stockholders and is incorporated herein by reference.
Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information under the captions “Beneficial Ownership of Common Stock” and "Equity Compensation Plan Information" in the Proxy Statement relating to the 2022 Annual Meeting of the Registrant’s Stockholders is incorporated herein by reference.
Item 13.Certain Relationships and Related Transactions, and Director Independence
The information under the caption “Certain Transactions” and “Director Independence” in the Proxy Statement relating to the 2022 Annual Meeting of the Registrant’s Stockholders is incorporated herein by reference.
Item 14.Principal Accountant Fees and Services
The information under the caption “Summary of Fees to Independent Registered Public Accounting Firm” in the Proxy Statement relating to the 2022 Annual Meeting of the Registrant’s Stockholders has fee information for fiscal years 2021 and 2020 and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)1.     Financial Statements
A.The following consolidated financial statements of the Registrant, together with the applicable report of independent registered public accounting firm, are filed as a part of this report:
2.Financial Statement Schedule
The following financial statement schedule for the Registrant is filed as a part of this report:

Page Number
A. Schedule III—Real Estate and Accumulated Depreciation—December 31, 2021	S-1 through S-4
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

10(a)(xxxi)*
Cousins Properties Incorporated 2019 Omnibus Incentive Stock Plan — Director Stock Grant Certificate, filed as Exhibit 10(a)(xl) to the Registrant's Form 10-Q filed for the quarter ended March 31, 2020 and incorporated herein by reference.

10(a)(xxxii)*	Cousins Properties Incorporated 2019 Omnibus Incentive Stock Plan — Stock Grant Certificate, filed as exhibit 10(a)(xxxii) to the Registrant's Form 10-K filed for the year ended December 31, 2021.

10(a)(xxxiii)*
Cousins Properties Incorporated 2019 Omnibus Incentive Stock Plan — Restricted Stock Unit Certificate, filed as exhibit 10(a)(xxxiii) to the Registrant's Form 10-K filed for the year ended December 31, 2021.

10(a)(xxxiv)*
Cousins Properties Incorporated 2019 Omnibus Incentive Stock Plan — Director Stock Grant Certificate, filed as exhibit 10(a)(xxxiv) to the Registrant's Form 10-K filed for the year ended December 31, 2021.

10(a)(xxxv)*	Cousins Properties Incorporated 2021 Employee Stock Purchase Plan, filed as exhibit 10(a)(xxxv) to the Registrant's Form 8-K filed on November 1, 2021 and incorporated herein by reference.

10(a)(xxxvi)*†	Amendment Number One to the Cousins Properties Incorporated 2019 Omnibus Incentive Stock Plan.

10(b)	Form of Indemnification Agreement, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 18, 2007, and incorporated herein by reference.

10(c)	Agreement of Limited Partnership of Cousins Properties LP., filed as Exhibit 10.1 to the Registrant's Current Form on Form 8-K filed on October 7, 2016, and incorporated herein by reference.

10(d)
Retirement Agreement and General Release for Lawrence L. Gellerstedt, Executive Chairman of the Board, filed as exhibit 10(b) to the Registrant's Form 10-Q filed for the quarter ended March 31, 2020, and incorporated herein by reference.

10(e)
Amended and Restated Term Loan Agreement, dated June 28, 2021, by and among the Registrant, Cousins Properties LP, J.P. Morgan Chase Bank, N.A., Bank of America, N.A., PNC Bank, National Association, Truist Bank, and the other parties thereto, filed as Exhibit 10.1 to the Registrant's Form 10-Q filed for the quarter ended June 30, 2021, and incorporated herein by reference.

10(f)
Equity Distribution Agreement, dated August 3, 2021, between Cousins Properties Incorporated, Cousin Properties LP and Morgan Stanley & Co. LLC, BofA Securities, Inc., J.P. Morgan Securities LLC, TD Securities (USA) LLC, Truist Securities, Inc. and Wells Fargo Securities, LLC, as managers, Morgan Stanley & Co. LLC, Bank of America, N.A., JPMorgan Chase Bank, National Association, The Toronto-Dominion Bank, Truist Bank and Wells Fargo Bank, National Association, as forward purchasers, and Morgan Stanley & Co. LLC, BofA Securities, Inc., J.P. Morgan Securities LLC, TD Securities (USA) LLC, Truist Securities, Inc. and Wells Fargo Securities, LLC, as forward sellers; filed as Exhibit 1.1 to the Registrant's Current Form 8-K filed on August 3, 2021, and incorporated herein by reference.

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

Cousins Properties Incorporated (Registrant)
Dated:	February 3, 2022
		BY:	/s/ Gregg D. Adzema
Gregg D. Adzema
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Capacity	Date
/s/ M. Colin Connolly	Chief Executive Officer, President, and Director	February 3, 2022
M. Colin Connolly	(Principal Executive Officer)

/s/ Gregg D. Adzema	Executive Vice President and Chief Financial Officer	February 3, 2022
Gregg D. Adzema	(Principal Financial Officer)

/s/ Jeffrey D. Symes	Senior Vice President and Chief Accounting Officer	February 3, 2022
Jeffrey D. Symes	(Principal Accounting Officer)

/s/ Charles T. Cannada	Director	February 3, 2022
Charles T. Cannada

/s/ Robert M. Chapman	Chairman of the Board and Director	February 3, 2022
Robert M. Chapman

/s/ Scott W. Fordham	Director	February 3, 2022
Scott W. Fordham

/s/ Lillian C. Giornelli	Director	February 3, 2022
Lillian C. Giornelli

/s/ R. Kent Griffin, Jr.	Director	February 3, 2022
R. Kent Griffin, Jr.

/s/ Donna W. Hyland	Director	February 3, 2022
Donna W. Hyland

/s/ Dionne Nelson	Director	February 3, 2022
Dionne Nelson

/s/ R. Dary Stone	Director	February 3, 2022
R. Dary Stone

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Cousins Properties Incorporated

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cousins Properties Incorporated and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and the financial statement schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 3, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Revenue Recognition - Refer to Note 2 to the financial statements

Critical Audit Matter Description

Rental property revenues are derived from operating leases to tenants. The Company recognizes fixed lease payments, which excludes certain rental property revenue such as percentage rent and revenue related to the recovery of certain operating expenses from tenants, on a straight-line basis over the term of the lease. The timing and amount of rental revenue recognition is largely dependent on whether the Company is the owner of tenant improvements at the leased property. In determining whether the Company or the tenant owns such tenant improvements, management of the Company considers a number of factors, including, among other things: (1) whether the tenant is obligated by the terms of the lease agreement to construct or install the leasehold improvements; (2) whether the landlord can require the lessee to make specified improvements or otherwise enforce its economic rights to those assets; (3) whether the tenant is permitted to alter or remove the leasehold improvements without the landlord’s consent or without compensating the landlord for any lost utility or diminution in fair value; (4) whether the tenant is required to provide the landlord with documentation supporting the cost of tenant improvements prior to reimbursement by the landlord; (5) whether the Company is obligated to fund cost overruns for the construction of leasehold improvements; (6) whether the leasehold improvements are unique to the tenant or could reasonably be used by other parties; and (7) whether the economic life of the leasehold improvements is such that a significant residual value of the assets is expected to accrue to the benefit of the landlord at the end of the lease terms.

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
•We selected a sample of lease agreements and performed the following to evaluate the appropriateness of management’s conclusions regarding the owner of the tenant improvements and the timing and amount of revenue recognition:

–Evaluated the reasonableness and consistency of the factors considered by management to determine the owner of the tenant improvements and compared such factors to the terms in the lease agreement or other supporting documents.
–Tested tenant improvement costs (including the amounts funded by the Company or the tenant) by reconciling the amounts recorded by the Company to invoices or other supporting documents and evaluated whether the costs were consistent with the terms of the lease agreement and the Company’s ownership determination.
–Tested the timing and amounts recognized as rental property revenues, including any amortization of deferred revenue or lease incentives, by independently calculating such rental revenue amounts to be recognized and comparing it to the amounts recorded by the Company.

/s/ Deloitte & Touche LLP
Atlanta, Georgia
February 3, 2022
We have served as the Company's auditor since 2002.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,
	2021	2020
Assets:
Real estate assets:
Operating properties, net of accumulated depreciation of $874,988 and $803,073 in 2021 and 2020, respectively	$6,506,910	$6,232,546
Projects under development	174,803	57,389
Land	157,681	162,406
	6,839,394	6,452,341

Real estate assets and other assets held for sale, net	—	125,746
Cash and cash equivalents	8,937	4,290
Restricted cash	1,231	1,848
Accounts receivable	12,553	20,248
Deferred rents receivable	154,866	138,341
Investment in unconsolidated joint ventures	77,811	125,481
Intangible assets, net	168,553	189,164
Other assets	48,689	49,939
Total assets	$7,312,034	$7,107,398
Liabilities:
Notes payable	$2,237,509	$2,162,719
Accounts payable and accrued expenses	224,523	186,267
Deferred income	74,515	62,319
Intangible liabilities, net	63,223	69,846
Other liabilities	111,864	118,103
Liabilities of real estate assets held for sale, net	—	12,606
Total liabilities	2,711,634	2,611,860
Commitments and contingencies
Equity:
Stockholders' investment:
Common stock, $1 par value per share, 300,000,000 shares authorized, 151,272,969 and 151,149,289 shares issued and outstanding in 2021 and 2020, respectively	151,273	151,149
Additional paid-in capital	5,549,308	5,542,762
Treasury stock at cost, 2,584,933 shares in 2021 and 2020	(148,473)	(148,473)
Distributions in excess of cumulative net income	(985,338)	(1,078,304)
Total stockholders' investment	4,566,770	4,467,134
Nonredeemable noncontrolling interests	33,630	28,404
Total equity	4,600,400	4,495,538
Total liabilities and equity	$7,312,034	$7,107,398
See notes to consolidated financial statements.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2021	2020	2019
Revenues:
Rental property revenues	$739,063	$721,883	$628,751
Fee income	15,559	18,226	28,518
Other	451	231	246
	755,073	740,340	657,515
Expenses:
Rental property operating expenses	259,461	250,850	222,146
Reimbursed expenses	2,476	1,580	4,004
General and administrative expenses	29,321	27,034	37,007
Interest expense	67,027	60,605	53,963
Impairment	—	14,829	—
Depreciation and amortization	288,092	288,648	257,149
Transaction costs	—	428	52,881
Other	2,131	2,091	1,109
	648,508	646,065	628,259
Income from unconsolidated joint ventures	6,801	7,947	12,666
Gain on sales of investments in unconsolidated joint ventures	13,083	45,767	—
Gain on investment property transactions	152,547	90,125	110,761
Net income	278,996	238,114	152,683
Net income attributable to noncontrolling interests	(410)	(836)	(2,265)
Net income available to common stockholders	$278,586	$237,278	$150,418

Net income per common share — basic and diluted	$1.87	$1.60	$1.17
Weighted average shares — basic	148,666	148,277	128,060
Weighted average shares — diluted	148,891	148,636	129,831
Dividends declared per common share	$1.24	$1.20	$1.16
See notes to consolidated financial statements.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except per share data)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Treasury Stock	Distributions in Excess of Cumulative Net Income	Stockholders’ Investment	Nonredeemable Noncontrolling Interests	Total Equity
Balance December 31, 2018	$1,717	$107,681	$3,934,385	$(148,473)	$(1,129,445)	$2,765,865	$55,291	$2,821,156

Net income	—	—	—	—	150,418	150,418	2,265	152,683
Common stock issued in merger	—	41,576	1,556,613	—	—	1,598,189	—	1,598,189
Common stock issued pursuant to stock based compensation	—	91	416	—	—	507	—	507
Amortization of stock based compensation, net of forfeitures	—	(1)	2,469	—	—	2,468	—	2,468
Nonredeemable noncontrolling interests acquired in merger	—	—	—	—	—	—	5,329	5,329
Contributions from nonredeemable noncontrolling interests	—	—	—	—	—	—	8,087	8,087
Distributions to nonredeemable noncontrolling interests	—	—	—	—	—	—	(2,411)	(2,411)
Common dividends ($1.16 per share)	—	—	—	—	(158,173)	(158,173)	—	(158,173)
Balance December 31, 2019	1,717	149,347	5,493,883	(148,473)	(1,137,200)	4,359,274	68,561	4,427,835

Net income	—	—	—	—	237,278	237,278	836	238,114
Common stock issued pursuant to stock based compensation	—	90	(397)	—	—	(307)	—	(307)
Common stock issued pursuant to unitholder redemption	(1,717)	1,719	45,032	—	—	45,034	(45,034)	—
Amortization of stock based compensation, net of forfeitures	—	(7)	4,244	—	—	4,237	—	4,237
Contributions from nonredeemable noncontrolling interests	—	—	—	—	—	—	5,197	5,197
Distributions to nonredeemable noncontrolling interest	—	—	—	—	—	—	(1,156)	(1,156)
Common dividends ($1.20 per share)	—	—	—	—	(178,382)	(178,382)	—	(178,382)
Balance December 31, 2020	—	151,149	5,542,762	(148,473)	(1,078,304)	4,467,134	28,404	4,495,538

Net income	—	—	—	—	278,586	278,586	410	278,996
Common stock issued pursuant to stock based compensation	—	126	426	—	—	552	—	552
Amortization of stock based compensation, net of forfeitures	—	(2)	6,120	—	—	6,118	—	6,118
Contributions from nonredeemable noncontrolling interests	—	—	—	—	—	—	6,154	7,135
Distributions to nonredeemable noncontrolling interests	—	—	—	—	—	—	(1,338)	(2,319)
Common dividends ($1.24 per share)	—	—	—	—	(185,620)	(185,620)	—	(185,620)
Balance December 31, 2021	$—	$151,273	$5,549,308	$(148,473)	$(985,338)	$4,566,770	$33,630	$4,600,400

See notes to consolidated financial statements.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$278,996	$238,114	$152,683
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales of investment in unconsolidated joint ventures	(13,083)	(45,767)	—
Gain on investment property transactions	(152,547)	(90,125)	(110,761)
Impairment	—	14,829	—
Depreciation and amortization	288,092	288,648	257,149
Amortization and write-off of deferred financing costs and premium on notes payable	(437)	(888)	1,500
Equity-classified stock-based compensation expense, net of forfeitures	7,459	5,298	3,830
Effect of non-cash adjustments to rental revenues	(39,473)	(52,593)	(44,839)
Income from unconsolidated joint ventures	(6,801)	(7,947)	(12,666)
Operating distributions from unconsolidated joint ventures	11,542	9,303	11,792
Changes in other operating assets and liabilities:
Change in receivables and other assets, net	5,500	(2,439)	(10,079)
Change in operating liabilities, net	10,230	(5,345)	54,568
Net cash provided by operating activities	389,478	351,088	303,177
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from investment property sales, net	555,333	435,833	62,667
Proceeds from sale of interest in unconsolidated joint ventures, net	67,066	53,601	—
Property acquisition, development, and tenant asset expenditures	(787,810)	(619,602)	(482,633)
Return of capital distributions from unconsolidated joint venture	39,422	—	—
Cash and restricted cash acquired in merger	—	—	85,989
Contributions to unconsolidated joint ventures	(65,077)	(4,285)	(23,361)
Distributions from unconsolidated joint ventures	—	2,151	10
Change in notes receivable and other assets	—	(161)	(96)
Net cash used in investing activities	(191,066)	(132,463)	(357,424)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facility	855,500	575,500	1,212,000
Repayment of credit facility	(859,400)	(594,600)	(960,500)
Repayment of notes payable	(109,469)	(38,700)	(691,179)
Issuance of unsecured senior notes	—	—	650,000
Payment of deferred financing costs	(2,989)	(73)	(2,868)
Contributions from noncontrolling interests	6,154	5,197	8,087
Distributions to nonredeemable noncontrolling interests	(1,338)	(1,156)	(2,411)
Common dividends paid	(182,840)	(176,263)	(142,941)
Issuance of term loan	350,000	—	—
Repayment of term loan	(250,000)	—	—
Other	—	—	(1,028)
Net cash provided by (used in) financing activities	(194,382)	(230,095)	69,160
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	4,030	(11,470)	14,913
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	6,138	17,608	2,695
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$10,168	$6,138	$17,608
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
Cousins, CPLP, CTRS, and their subsidiaries (collectively, the “Company”) develop, acquire, lease, manage, and own primarily Class A office properties and opportunistic mixed-use developments in the Sun Belt markets of the United States with a focus on Atlanta, Austin, Charlotte, Phoenix, Tampa, Dallas, and Nashville. Cousins has elected to be taxed as a REIT and intends to, among other things, distribute at least 100% of its net taxable income to stockholders, thereby eliminating any liability for federal income taxes under current law. Therefore, the results included herein do not include a federal income tax provision for Cousins. As of December 31, 2021, the Company’s portfolio of real estate assets consisted of interests in 18.3 million square feet of office space and 620,000 square feet of other space.
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
For the three years ended December 31, 2021, there were no items of other comprehensive income. Therefore, the Company did not present comprehensive income.
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
In 2020, the Company transferred the right to purchase a building to a special purpose entity to facilitate a potential reverse Section 1031 exchange under the Internal Revenue Code of 1986, as amended (the "Code"), and the special purpose entity purchased the building and retained the assets acquired therefrom. To realize the tax deferral available under Section 1031 exchange, the Company must identify the like-kind property to be disposed of within 45 days of the acquisition date and complete the transfer of the title to the to-be-exchanged building within 180 days of the acquisition date. We concluded that Cousins had a controlling financial interest and was, therefore, the primary beneficiary of the venture. The Company consolidated this VIE entity. As of December 31, 2020, this VIE had total assets of $210.2 million and total liabilities of $209.7 million. The liabilities of this VIE eliminate in our consolidated balance sheet. As of December 31, 2021, the Company did not have any partnerships, joint ventures, or other arrangements with variable interests that qualified as a VIE.
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
The Company capitalizes interest, real estate taxes, and certain operating expenses on the unoccupied portion of recently completed development properties until the date a project is substantially complete and held for occupancy, which is the earlier of (1) the date on which the project achieves 90% economic occupancy or (2) one year from cessation of major construction activity.

Impairment: We review our real estate assets on a property-by-property basis for impairment. This review includes our operating properties, properties under development, and land holdings.
The first step in this process is to determine whether an asset is considered to be held and used or held for sale, in accordance with accounting guidance. In order to be considered a real estate asset held for sale, we must, among other things, have the authority to commit to a plan to sell the asset in its current condition, have commenced the plan to sell the asset, and have determined that it is probable that the asset will sell within one year. If we determine that an asset is held for sale, we record an impairment loss if the fair value less costs to sell is less than the carrying amount. All real estate assets not meeting the held for sale criteria are considered to be held and used.
In the impairment analysis for assets held and used, we must determine whether there are indicators of impairment. For operating properties, these indicators could include a decline in a property’s leasing percentage, a current period operating loss or negative cash flows combined with a history of losses at the property, a decline in lease rates for that property or others in the property’s market, a significant change in the market value of the property, or an adverse change in the financial condition of significant tenants. For projects under development, indicators could include material budget overruns, significant delays in construction, occupancy, or stabilization schedule, regulatory changes or economic trends that have a significant impact on the market, or an adverse change in the financial condition of significant future tenants. For land holdings, indicators could include an overall decline in the market value of land in the region, a decline in development activity for the intended use of the land, or other adverse economic and market conditions.
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
Investment in Joint Ventures
For joint ventures that the Company does not control, but over which it exercises significant influence, the Company uses the equity method of accounting. The Company's judgment with regard to its level of influence or control of an entity involves consideration of various factors including the form of its ownership interest; its representation in the entity's governance; its ability to participate in policy-making decisions; and the rights of other investors to participate in the decision-making process, to replace the Company as manager, and/or to liquidate the venture. These ventures are recorded at cost and adjusted for equity in earnings (losses) and cash contributions and distributions. Any difference between the carrying amount of these investments on the Company’s consolidated balance sheet and the underlying equity in net assets on the joint venture’s balance sheet is adjusted as the related underlying assets are depreciated, amortized, or sold. The Company generally allocates income and loss from an unconsolidated joint venture based on the venture's distribution priorities, which may be different from its stated ownership percentage.
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
Noncontrolling Interest
The Company consolidates CPLP and certain joint ventures in which it owns a controlling interest. In cases where the entity’s documents do not contain a required redemption clause, the Company records the partner’s share of the entity in the equity section of the balance sheets in nonredeemable noncontrolling interests. In cases where the entity’s documents contain a provision requiring the Company to purchase the partner’s share of the venture at a certain value upon demand or at a future date, if any, the Company records the partner’s share of the entity in redeemable noncontrolling interests on the balance sheets. The outside partners' interests in CPLP are redeemable upon demand into cash or shares of common stock of the Company at the Company's sole discretion. Therefore, noncontrolling interests associated with CPLP are considered nonredeemable noncontrolling interests. The noncontrolling partners' share of all consolidated entities' income is reflected in net income attributable to noncontrolling interest on the statements of operations.
Revenue Recognition
Rental Property Revenues: The Company recognizes contractual revenues from leases on a straight-line basis over the term of the respective lease. If we determine the improvements are our assets, we capitalize the cost of the improvements and recognize depreciation expense associated with such improvements over the shorter of the estimated useful life or the term of the lease. If the improvements are tenant assets, we defer the cost of improvements funded by us as a lease incentive asset and amortize it as a reduction of rental revenue over the term of the lease. Our determination of whether improvements are our assets or tenant assets also affects when we commence revenue recognition in connection with a lease. The Company records deferred revenue for the portion of company owned tenant improvements funded or reimbursed by tenants and amortizes this amount on a straight-line basis into rental income over the term of the related lease. As of December 31, 2021 and 2020, the Company had unamortized deferred income related to tenant funded tenant improvements of $30.2 million and $31.6 million, respectively, included in deferred income on the consolidated balance sheets.
Certain leases also provide for percentage rents based upon the level of sales achieved by the lessee. Percentage rents are recognized once the specified sales target is achieved. In addition, leases typically provide for reimbursement of the tenants' share of real estate taxes, insurance, and other operating expenses to the Company. Operating expense reimbursements are recognized as the related expenses are incurred. During 2021, 2020, and 2019, the Company recognized $155.5 million, $142.5 million, and $122.4 million, respectively, in revenues from tenants related to operating expense reimbursements.
The Company makes valuation adjustments to all tenant-related accounts receivable based upon its estimate of the likelihood of collectibility of amounts due from the tenant. The amount of any valuation adjustment is based on the tenant’s credit and business risk, history of payment, and other factors considered by management.

In limited circumstances to date, the Company has entered into lease amendments with certain tenants, a majority of which are small retail operators who have experienced disruptions in their business as a result of the COVID-19 pandemic. Some of these agreements forgive rents and extend the lease term for the equivalent number of months at the end of the original lease and others provide for forgiveness without extension. Rent forgiveness, with or without extensions, is accounted for as lease modifications, and the Company recognizes the effects over time through straight-line rent over the lease term. Other agreements provide for payment deferrals without extensions. The Company accounts for these deferral agreements as lease modifications and has included these deferred payments in deferred rents receivable on the accompanying consolidated balance sheets.
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
When the Company gains control of a previously unconsolidated investment accounted for under the equity method of accounting, it records a gain for the difference between the carrying value of its equity method investment and the fair value of that investment on the date control is gained.
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
Stock Compensation
The Company accounts for stock-based employee compensation using the fair value based method of accounting. We classify share-based payment awards granted in exchange for employee services as either equity awards or liability awards. Equity-classified awards are measured based on the fair value on the date of grant. Awards that are to be settled in cash are classified as liability awards. The value of all of the Company's share-based awards is recognized over the period during which an employee is required to provide services in exchange for the award - the requisite service period (usually the vesting period). No compensation costs are recognized for awards for which employees do not complete the requisite service period.
Earnings per Share
Net income per share-basic is calculated as net income available to common stockholders divided by the weighted average number of common shares outstanding during the period, including nonvested restricted stock which has nonforfeitable dividend rights. Net income per share-diluted is calculated as net income available to common stockholders plus noncontrolling interests in CPLP divided by the diluted weighted average number of common shares outstanding during the period. Diluted weighted average number of common shares uses the same weighted average share number as in the basic calculation and adds the potential dilution that would occur if i) the outside units in CPLP were converted into the Company's common stock, ii) any stock options were exercised, iii) any forward sales contracts of our common stock were settled, and

iv) equity-based restricted stock units ("RSUs") as well as shares to be issued under the Employee Stock Purchase Plan (“ESPP”) were vested and settled resulting in additional common shares outstanding, all calculated using the treasury stock method, as applicable. Stock options are dilutive when the average market price of the Company’s stock during the period exceeds the option exercise price. RSUs are dilutive if the shares to be granted (assuming the end of the reporting period is the end of the measurement of any required market and performance achievement) exceed the shares assumed to be repurchased under the treasury stock method (using related unamortized compensation costs as proceeds). Shares to be issued under the ESPP are dilutive if the estimated shares to be purchased under the plan based on current enrollment elections exceed the shares assumed to be repurchased under the treasury stock method (using both employee ESPP contributions and related unamortized compensation costs as proceeds).
On January 1, 2021, the Company early adopted ASU 2020-06, "Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40)" ("ASU 2020-06"). The adoption of ASU 2020-06 could potentially impact the denominator in our diluted earnings per share calculation in the future. For the year ended December 31, 2021, it did not impact the denominator.
Cash and Cash Equivalents
Cash and cash equivalents include unrestricted cash and highly-liquid money market instruments. Highly-liquid money market instruments include securities and repurchase agreements with original maturities of three months or less, money market mutual funds, and United States Treasury Bills with maturities of 30 days or less.
Restricted Cash
Restricted cash primarily includes escrow accounts held by lenders for reserves or to pay real estate taxes.
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
3.    TRANSACTIONS WITH TIER REIT, INC.
    On June 14, 2019, pursuant to the Agreement and Plan of Merger dated March 25, 2019 (the “Merger Agreement”), by and among the Company and TIER REIT, Inc. (“TIER”), TIER merged with and into a subsidiary of the Company (the “Merger”) with this subsidiary continuing as the surviving corporation of the Merger. The Merger has enhanced the Company's position in its existing markets of Austin and Charlotte, provided a strategic entry into Dallas, and rebalanced the Company's portfolio across its markets. In accordance with the terms and conditions of the Merger Agreement, each share of TIER common stock issued and outstanding immediately prior to the Merger, was converted into 2.98 newly issued, pre-reverse split shares of the Company’s common stock with fractional shares being settled in cash. In the Merger, former TIER common stockholders received approximately 166 million pre-reverse split shares of common stock of the Company. As discussed in note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020, immediately following the Merger, the Company completed a 1-for-4 reverse stock split.
The Merger has been accounted for as a business combination with the Company as the accounting acquirer, which requires, among other things, that the assets acquired and liabilities assumed be recognized at their acquisition date fair value. The total value of the transaction is based on the closing stock price of the Company's common stock on June 13, 2019, the day immediately prior to the closing of the Merger. Based on the shares issued in the transaction, the total fair value of the assets acquired net of liabilities assumed in the Merger was $1.6 billion. During the years ended December 31, 2020 and December 31, 2019, the Company incurred expenses related to the Merger of $428,000 and $52.9 million, respectively. During 2021, there were no expenses incurred related to the Merger.

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

Year ended December 31, 2019
(unaudited, in thousands)
Revenues	$750,080
Net income	232,136
Net income available to common stockholders	229,503

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
•Purchased a building from NS (“Promenade Central fka 1200 Peachtree”) for $82 million subject to a three-year market rate lease with NS that covers the entire building.

The Company sold the land to NS for $5.0 million above its carrying amount, which included $37.0 million of land purchased in 2018, $6.5 million of land purchased in 2019, and $4.0 million of site preparation work. The Company purchased Promenade Central fka 1200 Peachtree from NS for an amount it determined to be $10.3 million below the building’s fair value.
The Company determined that all contracts and transactions associated with NS should be combined for accounting purposes, and the amounts exchanged under the combined contracts should be allocated to the various components of the overall transaction at fair value or market value as discussed below. The Company determined that the purchase of Promenade Central fka 1200 Peachtree should be recorded at fair value of $92.3 million. The Company determined that the lease with NS at the Promenade Central fka 1200 Peachtree building was at market value under ASC 842. The land sale was accounted for under ASC 610-20, and no gain or loss was recorded on the derecognition of this non-financial asset as the fair value was determined to equal the carrying amount. Consideration related to various services provided to NS, and accounted for under ASC 606, was determined to be $52.3 million and represents the negotiated market value for the services agreed to by the Company and NS in the contracts. This amount included non-cash consideration of the $10.3 million discount on the purchase of Promenade Central fka 1200 Peachtree as well as cash consideration of $5.0 million from the land sale contract (difference between fair value and contract amount), $5.0 million from the Development Agreement, and $32.0 million from the Consulting Agreement. Since all of the agreements and contracts above were executed for the purpose of delivering and constructing a corporate headquarters for NS and all of the services and deliverables are highly interdependent, the Company determined that the services represent a single performance obligation under ASC 606.
The Company determined that control of the services to be provided is being transferred over time and, thus, the Company must recognize the $52.3 million contract price in revenue as it satisfies the performance obligation. The Company determined that the inputs method of measuring progress of satisfying the performance obligation was the most appropriate method of recognizing revenue for the services component. Therefore, the Company began recognizing revenue on March 1, 2019, based upon the time spent by the Company’s employees in providing these services as compared to the total estimated time required to satisfy the performance obligation. During the years ended December 31, 2021, 2020, and 2019, the Company recognized $11.9 million, $14.9 million, and $21.4 million, respectively, in fee income in the consolidated statements of operations related to the services provided to NS. As of December 31, 2021 and December 31, 2020, the Company had deferred income related to NS included in the consolidated balance sheet of $1.8 million and $5.7 million, respectively.

5.    REAL ESTATE
Acquisitions

During 2021 and 2020, the Company acquired three and one office properties, respectively. The following table summarizes these transactions and the resulting purchase price allocations ($ in thousands):

	300 Colorado		Heights Union	725 Ponce	The RailYard
Gross Purchase Price	$162,500	(1)	$144,800	$300,200	$201,000
Acquisition Date	December 2021		October 2021	July 2021	December 2020
Square Feet	369,000		294,000	372,000	329,000
Market	Austin		Tampa	Atlanta	Charlotte
Purchase Price Allocation
Tangible assets
Operating properties	$297,259		$133,489	$292,946	$201,153
	297,259		133,489	292,946	201,153

Intangible assets
In-place leases	13,974		5,894	12,788	8,850
Below market ground lease	840		—	—	—
Above market leases	21		1,322	1,770	439
	14,835		7,216	14,558	9,289

Intangible liabilities
Below market leases	(10,369)		(2,501)	(6,739)	(9,129)
	(10,369)		(2,501)	(6,739)	(9,129)

Total net assets acquired (2)	$301,725		$138,204	$300,765	$201,313
(1) Purchase price represents cost of acquiring partners' 50% interest in 300 Colorado Project LP, resulting in consolidation of this previously unconsolidated property (see note 7 for more information on this transaction).
(2) Represents net purchase price, including acquisition costs.
During 2021 and 2020, the Company acquired multiple land parcels. The following table summarizes these transactions ($ in thousands):

	Market	Acres	Gross Purchase Price
2021:
887 West Peachtree (fka 901 West Peachtree)	Atlanta	0.7	$10,000
3354/3356 Peachtree	Atlanta	0.2	$8,000
2020:
South End Station	Charlotte	3.4	$28,100
303 Tremont	Charlotte	2.4	$18,800
During 2020, the Company also acquired a 1,550 space parking garage in Charlotte for a gross price of $85.3 million, including acquisition costs.

Dispositions
During 2021 and 2020, the Company sold three and two office properties, respectively. The following table summarizes these transactions ($ in thousands):

Property	Location	Date	Square Feet	Sales Price	Gain/(Loss) on Sale, net
2021:
816 Congress	Austin	December 2021	435,000	$174,000	$77,400
One South at the Plaza	Charlotte	July 2021	891,000	$271,500	$12,700
Burnett Plaza	Fort Worth	April 2021	1,000,000	$137,500	$(19)
2020:
Hearst Tower	Charlotte	March 2020	966,000	$455,500	$90,300
Woodcrest	Cherry Hill, NJ	February 2020	386,000	$25,300	$—
The Company sold the properties noted above as part of its ongoing investment strategy, using these proceeds to fund new investment activity. The Company recorded a gain of $90.2 million from the 2021 sales. The Company recorded a gain of $90.3 million from the 2020 sales, which is net of $459,000 of state income tax. The Company did not sell any operating properties in 2019.
In July 2021, the Company sold 0.7 acres of land in Phoenix, adjacent to our 100 Mill development, to a hotel developer for $6.4 million. Net proceeds approximated our book value.
During February 2019, the Company sold air rights that cover eight acres in Downtown Atlanta for a gross price of $13.3 million and recorded a gain of $13.1 million.
Held for Sale Building
The Company's Burnett Plaza property in Fort Worth was classified as held for sale as of December 31, 2020 as the result of the Company accepting an offer for the sale of the property in the fourth quarter of 2020. The major classes of assets and liabilities of this property held for sale were as follows (in thousands):

December 31, 2020
Real estate asset and other assets held for sale
Operating property, net of accumulated depreciation of $8,123	$106,864
Notes and accounts receivable	439
Deferred rents receivable	2,480
Intangible assets, net of accumulated amortization of $6,065	15,830
Other assets	133
Total real estate asset and other assets held for sale	$125,746

Liabilities of real estate asset held for sale
Accounts payable and accrued expenses	$7,399
Deferred income	44
Intangible liabilities, net of accumulated amortization of $1,205	3,014
Other liabilities	2,149
Total liabilities of real estate asset held for sale	$12,606
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
6.    LEASES
At December 31, 2021, the Company had three properties subject to operating ground leases with a weighted average remaining term of 79 years and one finance ground lease with a remaining term of four years. At December 31, 2021, the Company had right-of-use assets from operating ground leases of $46.1 million included in operating properties or land on the consolidated balance sheet and right-of-use assets from finance ground leases of $3.7 million included in land on the consolidated balance sheet. At December 31, 2021, the Company had lease liabilities for operating and finance ground leases of $49.5 million and $3.6 million, respectively, included in other liabilities on the consolidated balance sheet. The weighted average discount rate used in determining these liabilities associated with ground leases at December 31, 2021 was 4.3%.
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
For the years ended December 31, 2021, 2020, and 2019, the Company recognized operating ground lease expense of $4.1 million, $4.3 million, and $3.9 million, respectively. For the year ended December 31, 2021 the Company had no variable lease expenses related to ground lease expense, and recognized interest expense related to finance ground leases of $162,000. For the year ended December 31, 2021, the Company paid $2.3 million in cash related to operating ground leases and made $162,000 in cash payments related to financing ground leases.
The following table represents the undiscounted cash flows of our scheduled obligations for future minimum payments for ground leases as of December 31, 2021, with a reconciliation of these cash flows to the related ground lease liabilities in accordance with ASC 842 (in thousands):

	Operating Ground Leases	Finance Ground Leases
2022	$1,921	$162
2023	1,925	162
2024	1,933	162
2025	1,958	3,676
2026	2,006	—
Thereafter	175,323	—
	$185,066	$4,162

Discount	(135,596)	(607)
Lease liability	$49,470	$3,555

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
7.    INVESTMENT IN UNCONSOLIDATED JOINT VENTURES
The following information summarizes financial data and principal activities of the Company’s unconsolidated joint ventures. The information included in the following table entitled summary of financial position is as of December 31, 2021 and 2020 (in thousands). The information included in the summary of operations table is for the years ended December 31, 2021, 2020, and 2019 (in thousands).

SUMMARY OF FINANCIAL POSITION
	Total Assets		Total Debt		Total Equity (Deficit)		Company's Investment
	2021	2020	2021	2020	2021	2020	2021		2020
Operating Properties:
AMCO 120 WT Holdings, LLC	$83,546	$85,449	$—	$—	$82,739	$84,311	$15,347		$15,735
Carolina Square Holdings LP	113,011	118,616	132,654	77,034	(34,066)	21,888	(15,786)	(1)	12,430
Crawford Long - CPI, LLC	24,709	29,641	64,566	66,310	(40,221)	(38,253)	(19,356)	(1)	(18,289)	(1)
Under Development:
Neuhoff Holdings LLC	133,691	—	28,390	—	93,218	—	47,529		—
Land:
715 Ponce Holdings LLC	8,150	—	—	—	8,150	—	4,165		—
HICO Victory Center LP	16,421	16,544	—	—	15,962	15,709	10,723		10,595
Other:
Austin 300 Colorado Project, LP (purchased outside interest December 2021)	—	165,586	—	86,848	—	68,567	—		38,488
DC Charlotte Plaza LLLP (sold September 2021)	—	173,704	—	—	—	90,648	—		47,941
Other	518	1,313	—	—	11	1,316	47		292
	$380,046	$590,853	$225,610	$230,192	$125,793	$244,186	$42,669		$107,192
(1) These negative balances are included in deferred income on the consolidated balance sheets.

SUMMARY OF OPERATIONS
	Total Revenues			Net Income (Loss)			Company's Income (Loss) from Investment
	2021	2020	2019	2021	2020	2019	2021	2020	2019
Operating Properties:
AMCO 120 WT Holdings, LLC	$8,894	$3,000	$40	$639	$2,740	$(341)	$115	$(552)	$(68)
Carolina Square Holdings LP	16,518	14,581	12,344	2,187	3,061	470	982	1,472	133
Crawford Long - CPI, LLC	13,118	12,650	12,664	4,032	3,797	3,897	1,869	1,808	1,866
Under Development:
Neuhoff Holdings LLC	51	—	—	51	—	—	25	—	—
Land:
715 Ponce Holdings LLC	84	—	—	55	—	—	27	—	—
HICO Victory Center LP	232	356	513	232	356	513	125	178	276
Other:
Austin 300 Colorado Project, LP (purchased outside interest December 2021)	8,747	841	422	2,012	466	199	972	233	100
Charlotte Gateway Village, LLC (sold March 2020)	378	6,692	27,708	369	3,202	10,285	185	1,658	5,143
DC Charlotte Plaza LLLP (sold September 2021)	15,217	20,439	15,636	5,491	7,272	5,894	2,539	3,380	2,947
Terminus Office Holdings LLC (purchased outside interest October 2019)	—	—	34,964	—	—	4,962	—	(23)	2,381
Other	—	4,300	180	(151)	515	(194)	(38)	(207)	(112)
	$63,239	$62,859	$104,471	$14,917	$21,409	$25,685	$6,801	$7,947	$12,666
Joint Ventures with Operating Properties
AMCO 120 WT Holdings, LLC ("AMCO") — AMCO is a joint venture between the Company, with a 20% interest, and affiliates of AMLI Residential (“AMLI”), with an 80% interest, formed to develop, own, and operate 120 West Trinity, a mixed-use property in Decatur, Georgia. The property contains 33,000 square feet of office space, 19,000 square feet of retail space, and 330 apartment units. Initial contributions to the joint venture for the purchase of land were funded entirely by AMLI. Subsequent contributions are funded in proportion to the members' percentage interests. The assets of the venture in the above table include a cash balance of $42,000 at December 31, 2021.
Carolina Square Holdings LP ("Carolina Square") — Carolina Square is a 50-50 joint venture between the Company and NR 123 Franklin LLC ("Northwood Ravin"), that owns and operates a mixed-use property in Chapel Hill, North Carolina. This property contains 158,000 square feet of office space, 44,000 square feet of retail space, and 246 apartment units. In March 2021, Carolina Square issued a non-recourse mortgage note with a principal balance of $135.7 million. Proceeds from the issuance of this mortgage note were used to repay in full its $77.5 million construction loan that was set to mature May 1, 2021 and to make a pro-rata distribution of $26.0 million to each partner. The mortgage bears interest at The London Interbank Offered Rate ("LIBOR") plus 1.80% and matures on March 18, 2026. The assets of the venture in the table above include a cash balance of $4.7 million at December 31, 2021.
Crawford Long—CPI, LLC ("Crawford Long") — Crawford Long is a 50-50 joint venture between the Company and Emory University that owns Emory University Hospital Midtown, a 358,000 square foot medical office building located in Atlanta, Georgia. Crawford Long has a $64.6 million, 3.5% fixed rate mortgage note which matures on June 1, 2023. The assets of the venture in the above table include a cash balance of $2.0 million at December 31, 2021.
Joint Ventures with Properties Under Development
Neuhoff Holdings LLC ("Neuhoff") — Neuhoff is a 50-50 joint venture between the Company and Neuhoff Acquisition LLC ("JPM") formed for the purpose of developing a mixed-use property in Nashville, Tennessee. The Company made an initial contribution of $35.1 million for its interest in the land and development costs incurred to date. In addition to the existing assets of the joint venture, Neuhoff also has rights to adjacent parcels for future development. On September 30, 2021, the joint venture closed on a construction loan with a borrowing capacity up to $312.7 million. The mortgage bears interest at the London Interbank Offering Rate ("LIBOR") plus 3.45% to 3.60% and matures on September 30, 2025. The assets of the venture in the above table include a cash balance of $732,000 at December 31, 2021.

Joint Ventures with Land Holdings
715 Ponce Holdings LLC ("715 Ponce") — 715 Ponce is a 50-50 joint venture between the Company and 715 Acquisition LLC ("JPM") formed for the purpose of developing a property in Midtown Atlanta, Georgia in the future. The Company made an initial contribution of $4.0 million for its interest in the land held by the joint venture. The assets of the venture in the above table include a cash balance of $99,000 at December 31, 2021.
HICO Victory Center LP ("HICO") — HICO is a joint venture between the Company and Hines Victory Center Associates Limited Partnership ("Hines Victory"), formed for the purpose of acquiring and subsequently developing an office parcel in Dallas, Texas. Pursuant to the joint venture agreement, all pre-development expenditures, other than land, are funded equally by the partners. The Company funded 75% of the cost of land while Hines Victory funded 25%. If the partners decide to commence construction of an office building, the capital accounts and economics of the venture will be adjusted such that the Company will own at least 90% of the venture and Hines will own up to 10%. As of December 31, 2021, the Company accounted for its investment in HICO under the equity method because it does not control the activities of the venture. If the partners decide to construct an office building within the venture, the Company expects to consolidate the venture. The assets of the venture in the table above include a cash balance of $453,000 at December 31, 2021.
Other Joint Ventures
Austin 300 Colorado Project, LP ("300 Colorado") — 300 Colorado was a 50-50 joint venture between the Company, 3C Block 28 Partners, LP ("3CB"), and 3C RR Xylem, LP ("3CRR"), formed to develop, own, and operate a 369,000 square foot office property in Austin, Texas. On December 2, 2021, the Company purchased the remaining 50% interest from its partners for a gross price of $162.5 million. As a result, the Company consolidated 300 Colorado and recorded the assets and liabilities at fair value on the transaction date. The construction loan was paid off concurrent with the Company's purchase of its partners' interest. Upon consolidation, the Company recognized a $62.5 million gain on this acquisition achieved in stages and recorded this amount in gain on investment property transactions.
Charlotte Gateway Village, LLC ("Gateway") — Gateway was a 50-50 joint venture between the Company and Bank of America Corporation (“BOA”), which owned and operated Gateway Village, a 1.1 million square foot office building in Charlotte, North Carolina. On March 31, 2020 the Company sold its interest in Gateway to its partner for a gross purchase price of $52.2 million. The sale was triggered by the exercise of the partner's purchase option and the proceeds from this sale represented a 17% internal rate of return for the Company on its invested capital, as stipulated in the partnership agreement. The Company recognized a gain of $44.6 million on the sale of its interest in Gateway included in gain on sales of investments in unconsolidated joint ventures, net of $227,000 of state income tax.
DC Charlotte Plaza LLLP ("Charlotte Plaza") — Charlotte Plaza was a 50-50 joint venture between the Company and Dimensional Fund Advisors ("DFA"), formed to develop, own, and operate DFA's 281,000 square foot regional headquarters building in Charlotte, North Carolina. On September 30, 2021, the Company sold its interest in Charlotte Plaza for a gross price of $60.8 million. The sale was triggered by the exercise of the partner's purchase option as stipulated in the partnership agreement. The Company recognized a gain of $13.1 million on the sale of its interest in Charlotte Plaza and recorded this amount in gain on sales of investments in unconsolidated joint ventures.
Terminus Office Holdings LLC ("TOH") — TOH was a 50-50 joint venture between the Company and institutional investors advised by J.P. Morgan Asset Management ("JPM"), which owned and operated two office buildings in Atlanta, Georgia. On October 1, 2019 the Company purchased JPM's 50% interest in TOH for $148 million in a transaction that valued Terminus 100 and Terminus 200 at $503 million. As a result, the Company consolidated TOH and recorded the assets and liabilities at fair value on the transaction date. Upon consolidation, the Company recognized a $92.8 million gain on this acquisition achieved in stages and recorded this amount in gain on investment property transactions.
CL Realty, LLC ("CL Realty") — CL Realty was a 50-50 joint venture between the Company and Forestar Group, Inc., that owned land near Padre Island in Texas. In December 2020, CL Realty sold the land to a third party. The Company's share of net proceeds was $2.2 million and share of loss on the sale, included in income from unconsolidated joint ventures, was $598,000.
TEMCO Associates, LLC ("Temco") — Temco was a 50-50 joint venture between the Company and Forestar Group, Inc., that owned a golf course in Georgia. In December 2020, the Company sold its remaining interest in Temco, to its venture partner for a gross purchase price of $786,000 and recognized a loss of $145,000 on the sale, included in gain on sales of investments in unconsolidated joint ventures.

Wildwood Associates ("Wildwood") — Wildwood was a 50-50 joint venture between the Company and IBM which owned 6.3 acres of undeveloped land in the Wildwood Office Park in Atlanta, Georgia. In February 2020 the Company sold its remaining interest in the Wildwood Associates joint venture to its venture partner for a gross purchase price of $900,000. The Company recognized a gain of $1.3 million on the sale of its interest in Wildwood Associates, which included elimination of the remaining negative basis in the joint venture of $520,000 and which is included in gain on sales of investments in unconsolidated joint ventures.
At December 31, 2021, the Company's unconsolidated joint ventures had aggregate outstanding indebtedness to third parties of $225.6 million. These loans are mortgage or construction loans, most of which are non-recourse to the Company, except as described above. In addition, in certain instances, the Company provides “non-recourse carve-out guarantees” on these non-recourse loans.
The Company recognized $3.3 million, $2.6 million, and $7.1 million of development, leasing, and management fees, including salary and expense reimbursements, from unconsolidated joint ventures in 2021, 2020, and 2019, respectively.
8.    INTANGIBLE ASSETS AND LIABILITIES
At December 31, 2021 and 2020, intangible assets and liabilities included the following (in thousands):

	2021	2020
Intangible Assets:
In-place leases, net of accumulated amortization of $134,930 and $212,413 in 2021 and 2020, respectively	$129,538	$145,290
Above-market leases, net of accumulated amortization of $25,423 and $33,548 in 2021 and 2020, respectively	19,537	24,960
Below-market ground leases, net of accumulated amortization of $1,449 and $1,173 in 2021 and 2020, respectively	17,804	17,240
Goodwill	1,674	1,674
	$168,553	$189,164

Intangible Liabilities:
Below-market leases, net of accumulated amortization of $55,079 and $73,612 in 2021 and 2020	$63,223	$68,219
Above-market ground leases, net of accumulated amortization of $354 in 2020	—	1,627
	$63,223	$69,846
Aggregate net amortization expense related to intangible assets and liabilities was $32.7 million, $43.1 million, and $45.6 million for the years ended December 31, 2021, 2020, and 2019, respectively. Over the next five years and thereafter, aggregate amortization of these intangible assets and liabilities is anticipated to be as follows (in thousands):

	In-Place Leases	Above-Market Leases	Below-Market Ground Leases	Below-Market Leases	Total
2022	$27,424	$4,542	$411	$(11,169)	$21,208
2023	23,196	3,769	400	(9,635)	17,730
2024	19,210	3,007	400	(8,920)	13,697
2025	15,452	2,013	400	(8,354)	9,511
2026	12,056	1,591	400	(6,583)	7,464
Thereafter	32,200	4,615	15,793	(18,562)	34,046
	$129,538	$19,537	$17,804	$(63,223)	$103,656
Weighted average remaining lease term	6 years	7 years	63 years	7 years
The carrying amount of goodwill did not change during the years ended December 31, 2021 and 2020.

9.    OTHER ASSETS
At December 31, 2021 and 2020, other assets included the following (in thousands):

	2021	2020
Predevelopment costs and earnest money	$20,677	$17,841
Furniture, fixtures and equipment, leasehold improvements, and other deferred costs, net of accumulated depreciation of $18,560 and $32,582 in 2021 and 2020, respectively	13,772	17,211
Prepaid expenses and other assets	6,998	6,095
Lease inducements, net of accumulated amortization of $3,721 and $3,316 in 2021 and 2020, respectively	5,735	5,771
Line of credit deferred financing costs, net of accumulated amortization of $5,976 and $4,461 in 2021 and 2020, respectively	1,507	3,021
	$48,689	$49,939
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
10.    NOTES PAYABLE
The following table summarizes the terms of notes payable outstanding at December 31, 2021 and 2020 ($ in thousands):

Description	Interest Rate (1)	Maturity (2)	2021	2020
Unsecured Notes:
Credit Facility, Unsecured	1.15%	2023	$228,500	$232,400
Term Loan, Unsecured	1.15%	2024	350,000	250,000
2019 Senior Notes, Unsecured	3.95%	2029	275,000	275,000
2017 Senior Notes, Unsecured	3.91%	2025	250,000	250,000
2019 Senior Notes, Unsecured	3.86%	2028	250,000	250,000
2019 Senior Notes, Unsecured	3.78%	2027	125,000	125,000
2017 Senior Notes, Unsecured	4.09%	2027	100,000	100,000
			1,578,500	1,482,400
Secured Mortgage Notes:
Fifth Third Center	3.37%	2026	133,672	137,057
Colorado Tower	3.45%	2026	112,150	114,660
Terminus 100	5.25%	2023	111,678	114,997
Promenade	4.27%	2022	89,052	92,593
Domain 10 (3)	3.75%	2024	76,412	78,232
Terminus 200	3.79%	2023	72,561	74,354
Legacy Union One	4.24%	2023	66,000	66,000
			661,525	677,893
			$2,240,025	$2,160,293
Unamortized premium			3,910	7,574
Unamortized loan costs			(6,426)	(5,148)
Total Notes Payable			$2,237,509	$2,162,719
(1) Interest rate as of December 31, 2021.
(2) Weighted average maturity of notes payable outstanding at December 31, 2021 was 3.9 years.
(3) At December 31, 2020, this mortgage was secured by the Company's 816 Congress property.

Credit Facility
The Company has a $1 billion senior unsecured line of credit (the "Credit Facility") that matures on January 3, 2023. The Credit Facility contains financial covenants that require, among other things, the maintenance of an unencumbered interest coverage ratio of at least 1.75x; a fixed charge coverage ratio of at least 1.50x; a secured leverage ratio of no more than 40%; and an overall leverage ratio of no more than 60%. The Credit Facility also contains customary representations and warranties and affirmative and negative covenants, as well as customary events of default. The amounts outstanding under the Credit Facility may be accelerated upon the occurrence of any events of default. The Company is in compliance with all covenants of the Credit Facility. The Company expects to negotiate a new credit facility prior to the current maturity date which will have a borrowing capacity that meets or exceeds the current facility and extends the maturity date.
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
At December 31, 2021, the Credit Facility's spread over LIBOR was 1.05%. The amount that the Company may draw under the Credit Facility is a defined calculation based on the Company's unencumbered assets and other factors. The total available borrowing capacity under the Credit Facility was $771.5 million at December 31, 2021.
Term Loan
On June 28, 2021, the Company entered into an Amended and Restated Term Loan Agreement (the "New Term Loan") that amended the former term loan agreement. Under the New Term Loan, the Company has borrowed $350 million that matures on August 30, 2024 with options to, on up to four successive occasions, extend the maturity date for an additional 180 days. The New Term Loan has financial covenants consistent with those of the Credit Facility. The interest rate applicable to the New Term Loan varies according to the Company's leverage ratio and may, at the election of the Company, be determined based on either (1) the Eurodollar Rate Loans plus a spread of between 1.05% and 1.65%, (2) the current LIBOR Daily Floating plus a spread of between 1.05% and 1.65%, or (3) the interest rate applicable to Base Rate Loans plus a spread of between 0.05% and 0.65%. At December 31, 2021, the New Term Loan's spread over LIBOR was 1.05%. The Company is in compliance with all covenants of the New Term Loan.
Prior to June 28, 2021, the Company had a $250 million unsecured term loan (the "Old Term Loan") that was scheduled to mature on December 2, 2021. The Old Term Loan had financial covenants consistent with those of the Credit Facility. The interest rate applicable to the Old Term Loan varied according to the Company's leverage ratio and could have, at the election of the Company, been determined based on either (1) the current LIBOR plus a spread of between 1.20% and 1.70%, based on leverage or (2) the greater of Bank of America's prime rate, the federal funds rate plus 0.50%, or the one-month LIBOR plus 1.00%, plus a spread of between 0.00% and 0.75%, based on leverage.
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
The unsecured senior notes contain financial covenants that are consistent with those of our Credit Facility. The senior notes also contain customary representations and warranties and affirmative and negative covenants, as well as customary events of default. The Company is in compliance with all covenants of the unsecured senior notes.
Secured Mortgage Notes
In June 2021, the Company executed a collateral substitution for the mortgage previously secured by the Company's 816 Congress property in Austin. The mortgage is now secured by the Company's Domain 10 property in Austin. All other terms of the note were unchanged.
In February 2020, the Company prepaid in full the $23.0 million Meridian Mark Plaza mortgage note, without penalty.
    As of December 31, 2021, the Company had $661.5 million outstanding on seven non-recourse mortgage notes. All interest rates on the secured mortgage notes are fixed. Assets with depreciated carrying values of $1.1 billion were pledged as security on these mortgage notes payable.

Other Debt Information
At December 31, 2021 and 2020, the estimated fair value of the Company’s notes payable was $2.3 billion, calculated by discounting the debt's remaining contractual cash flows at estimated rates at which similar loans could have been obtained at December 31, 2021 and 2020. The estimate of the current market rate, which is the most significant input in the discounted cash flow calculation, is intended to replicate debt of similar maturity and loan-to-value relationship. These fair value calculations are considered to be Level 2 under the guidelines as set forth in ASC 820 as the Company utilizes market rates for similar type loans from third party brokers.
For the years ended December 31, 2021, 2020, and 2019, interest was recorded as follows (in thousands):

	2021	2020	2019
Total interest incurred	$73,284	$74,929	$65,182
Interest capitalized	(6,257)	(14,324)	(11,219)
Total interest expense	$67,027	$60,605	$53,963
Debt Maturities
Future principal payments due (including scheduled amortization payments and payments due upon maturity) on the Company's notes payable at December 31, 2021 are as follows (in thousands):

2022	$102,401
2023	481,655
2024	429,087
2025	256,755
2026	220,127
Thereafter	750,000
$2,240,025
11.    OTHER LIABILITIES
Other liabilities on the consolidated balance sheets as of December 31, 2021 and December 31, 2020 included the following (in thousands):

	2021	2020
Ground lease liability	$49,470	$58,619
Prepaid rent	37,174	30,479
Security deposits	12,875	13,098
Restricted stock unit liability	7,314	10,613
Other liabilities	5,031	5,294
	$111,864	$118,103
12.    COMMITMENTS AND CONTINGENCIES
Commitments
The Company had outstanding performance bonds totaling $496,000 at December 31, 2021. As a lessor, the Company had a total of $255.6 million in future obligations under leases to fund tenant improvements and other future construction obligations at December 31, 2021.
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
Contingencies
Recent events related to the COVID-19 pandemic and the actions taken to contain it have created substantial uncertainty for all businesses, including the Company. The Company’s consolidated financial statements as of and for the year ended December 31, 2021 have been prepared in light of these circumstances without any impairments on held for use long-lived investments or significant valuation adjustments to amounts due from tenants. However, circumstances related to the COVID-19 pandemic may result in recording impairments or material valuation adjustments to amounts due from tenants in future periods.
13.    STOCKHOLDERS' EQUITY
In the third quarter of 2021, the Company entered into an Equity Distribution Agreement with six financial institutions known as an at-the-market stock offering program ("ATM program"), under which the Company may offer and sell shares of its common stock from time to time in "at-the-market" offerings with an aggregate gross sales price of up to $500 million. In connection with the ATM program, the Company may, at its discretion, enter into forward equity sale agreements. The use of a forward equity sale agreement would allow the Company to lock in a share price on the sale of shares of its common stock at the time the agreement is executed, but defer receiving the proceeds from the sale of shares until a later date, allowing the Company to better align such funding with its capital needs. Sales of shares of the Company's stock through its banking relationships, if any, are made in amounts and at times to be determined by the Company from time to time, but the Company has no obligation to sell any of the shares in the offering and may suspend sales in connection with the offering at any time. Sales of the Company's common stock under forward equity sale agreements, if undertaken, meet the derivatives and hedging guidance scope exception as the contracts are related to the Company's own stock. To date, the Company has sold 2.6 million shares under forward equity sale agreements, all of which were outstanding as of December 31, 2021, and are currently expected to settle by September 30, 2022 for proceeds of $104.0 million, net of $1.1 million of compensation to be paid with respect to such sales. The Company has not received proceeds related to these sales or issued any shares under the ATM program. To the extent unsettled shares sold under forward equity sale agreements are potentially dilutive at period end under the treasury stock method, the impact of such dilution is disclosed in the calculation included in note 18.
In the first quarter of 2020, the Company issued 1.7 million shares of common stock in connection with the redemption of 1.7 million limited partnership units in CPLP. Each of the redeemed limited partnership units in CPLP was "paired" with a share of limited voting preferred stock with a par value of $1 per share. The shares of limited voting preferred stock were automatically redeemed by the Company without consideration when their paired limited partnership unit in CPLP was redeemed. After this redemption, the Company no longer has any preferred stock outstanding.
Ownership Limitations — In order to minimize the risk that the Company will not meet one of the requirements for qualification as a REIT, the Company's Articles of Incorporation include certain restrictions on the ownership of more than 3.9% of the Company’s total common and preferred stock, subject to waiver by the Board of Directors.
Distribution of REIT Taxable Income — The following reconciles dividends paid and dividends applied in 2021, 2020, and 2019 to meet REIT distribution requirements (in thousands):

	2021	2020	2019
Common and preferred dividends	$182,839	$176,272	$142,940
Dividends treated as taxable compensation	(192)	(167)	(161)
Dividends applied to meet current year REIT distribution requirements	$182,647	$176,105	$142,779

Tax Status of Distributions — The following summarizes the components of the taxability of the Company’s common stock distributions for the years ended December 31, 2021, 2020, and 2019:

	Total Distributions Per Share	Ordinary Dividends	Long-Term Capital Gain	Unrecaptured Section 1250 Gain	Nondividend Distributions	Section 199A Dividends	Section 1061 One Year Amounts Disclosure (1)	Section 1061 Three Year Amounts Disclosure (1)
2021	$1.230000	$1.230000	$—	$—	$—	$1.230000	$—	$—
2020	$1.190000	$—	$1.190000	$0.417166	$—	$—	$0.320351	$0.320351
2019	$1.130000	$0.983133	$0.146867	$—	$—	$0.983133	$—	$—

(1)	Amounts included in Box 2a, Total Capital Gain Distributions, for purposes of section 1061 of the Internal Revenue Code. Section 1061 is generally applicable to direct and indirect holders of “applicable partnership interests."
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
For the years ended December 31, 2021, 2020, and 2019, the Company recognized rental property revenues of $739.1 million, $721.9 million, and $628.8 million, respectively, of which $199.0 million, $188.1 million, and $176.6 million, respectively, represented variable rental revenue. For the years ended December 31, 2021, 2020, and 2019, the Company recognized fee and other revenue of $16.0 million, $18.5 million, and $28.8 million, respectively. The following tables set forth the future minimum rents to be received by consolidated entities under existing non-cancellable leases as of December 31, 2021 and 2020 respectively (in thousands):

December 31, 2021

2022	$496,020
2023	487,110
2024	472,827
2025	432,553
2026	387,711
Thereafter	1,516,491
$3,792,712

December 31, 2020

2021	$513,015
2022	489,715
2023	457,250
2024	425,805
2025	378,499
Thereafter	1,390,864
$3,655,148

15.    STOCK-BASED COMPENSATION
The Company has several types of stock-based compensation — stock options, restricted stock, restricted stock units ("RSUs"), and the ESPP.
The Company's compensation expense in 2021 relates to restricted stock and RSUs awarded in 2021, 2020, 2019, and 2018. Restricted stock and the 2021 and 2020 RSUs are equity-classified awards (settled in shares of the Company) for which compensation expense per share is fixed. The 2019 and 2018 RSUs are liability-classified awards (settled in cash) for which the expense fluctuates from period to period dependent, in part, on the Company's stock price. For 2021, 2020, and 2019, stock-based compensation expense, net of forfeitures, was recorded as follows (in thousands):

	2021	2020	2019
Equity-classified awards:
Restricted stock	$2,677	$2,555	$2,468
Market-based RSUs	2,532	1,255	—
Performance-based RSUs	881	428	—
Director grants	890	1,060	1,362
	6,980	5,298	3,830

Liability-classified awards
Market-based RSUs	1,942	2,498	6,306
Performance-based RSUs	456	258	1,814
Service-based RSUs	690	633	1,040
Dividend equivalent units	564	675	740
	3,652	4,064	9,900
Total stock-based compensation expense	$10,632	$9,362	$13,730
On April 23, 2019, the Company's stockholders approved the Cousins Properties Incorporated 2019 Omnibus Incentive Stock Plan (the "2019 Plan") which allows the Company to issue awards of stock options, stock grants, or stock appreciation rights to employees and directors. The 2019 Plan also allows the Company to issue awards to employees that are paid in cash or stock on the vesting date in an amount equal to the fair market value, as defined, of one share of the Company’s stock. As of December 31, 2021, 3,577,897 shares were authorized to be awarded pursuant to the 2019 Plan. The Company also maintains the Cousins Properties Incorporated 2009 Incentive Stock Plan (the "2009 Plan") and the Cousins Properties Incorporated 2005 Restricted Stock Unit Plan (the “RSU Plan”), as amended, although no further issuances are permitted under the 2009 Plan or RSU Plan.
Equity-Classified Awards
During 2021 and 2020, the Company granted three types of equity-classified awards to key employees: (1) RSUs based on the total stockholder return of the Company, as defined, relative to that of office peers included in the SNL US Office REIT Index (the "Market-based RSUs"), (2) RSUs based on the ratio of cumulative funds from operations per share to targeted cumulative funds from operations per share (the “Performance-based RSUs”), (3) and restricted stock. During 2019, the only equity-based awards granted were restricted stock.
The RSU awards are equity-classified awards to be settled in stock with issuance dependent upon the attainment of required service, market, and performance criteria. For the Market-based RSUs the Company expenses an estimate of the fair value of the awards on the grant date, calculated using a Monte Carlo valuation at grant date, ratably over the vesting period, adjusting only for forfeitures when they occur. The expense of these Market-based RSUs is not adjusted for the number of awards that actually vest. For the Performance-based RSUs the Company expenses the awards over the vesting period using the grant date fair market value of the Company's stock on the grant date. The expense is recognized ratably over the vesting period and adjusted each quarter based on the number of shares expected to vest and for forfeitures when they occur. The measurement period for both RSUs is three years starting on January 1 of the year of issuance and ending on December 31. The ultimate settlement of these awards can range from 0% to 200% of the targeted number of units depending on the achievement of the market and performance metrics described above.

The Company estimates future expense for all equity-classified RSUs outstanding at December 31, 2021 to be $4.7 million (using estimated vesting percentages for performance-based RSUs as of December 31, 2021), which will be recognized over a weighted-average period of 1.6 years.
In 2021, 2020, and 2019, the Company issued 102,262; 71,421; and 65,824 shares, respectively, of restricted stock to employees, which vest ratably over three years from the issuance date. In 2021, 2020, and 2019, the Company also issued 34,912; 34,059; and 37,166 shares, respectively, of stock to independent members of the board of directors which vested immediately on the issuance date. The Company records restricted stock in common stock and additional paid-in capital at fair value on the grant date, with the offsetting deferred compensation also recorded in additional paid-in capital. The Company records compensation expense over the vesting period. As of December 31, 2021, the Company had $2.7 million of unrecognized compensation cost included in additional paid-in capital related to restricted stock, which will be recognized over a weighted average period of 1.6 years. The total vesting date fair value of the restricted stock which vested during 2021, 2020, and 2019 was $1.9 million, $3.2 million, and $2.6 million, respectively.
The following table summarizes equity-classified award activity for the years ended December 31, 2021, 2020, and 2019 (shares in thousands):

	2021		2020		2019
	Shares	Weighted Average Fair Market Value at Grant	Shares	Weighted Average Fair Market Value at Grant	Shares	Weighted Average Fair Market Value at Grant
Shares unvested at beginning of the year	221	$41.90	141	$34.81	148	$33.08
Granted	248	$35.44	173	$44.13	66	$35.64
Vested	(58)	$37.47	(82)	$34.69	(72)	$34.09
Forfeited	(2)	$39.27	(11)	$41.10	(1)	$34.46
Shares unvested at end of year	409	$38.63	221	$41.90	141	$34.81
The Monte Carlo valuation used to determine the grant date fair value of the equity-classified Market-based RSUs included the following assumptions for those RSUs granted in 2021 and 2020:

		2021	2020
Volatility	(1)	37.5%	18.0%
Risk-free rate	(2)	0.17%	1.34%
Stock beta	(3)	1.04%	1.04%
(1) Based on historical volatility over three years using daily stock price.
(2) Reflects the yield on three-year Treasury bonds.
(3) Betas are calculated with up to three years of daily stock price data.
Dividend equivalents for the 2021 and 2020 RSUs will be settled in shares of the Company's common stock based upon the number of units vested. The Company accrues for these dividend equivalent units over the measurement period as dividends are declared and they are included in distributions in excess of cumulative net income on the consolidated balance sheet. The targeted number of non-vested equity-classified RSUs at December 31, 2021 is 242,728.
All shares of restricted stock receive dividends and have voting rights during the vesting period.
At December 31, 2021, the Company had no stock options outstanding to key employees and outside directors. In 2021, 2020, and 2019, there were no stock option grants to employees or directors, and the Company recognized no compensation expense related to stock options. During 2021 and 2020, the Company issued 24,626 and 12,373 shares for option exercises, respectively.

The following is a summary of stock option activity for the years ended December 31, 2021, 2020, and 2019 (options in thousands):

	2021		2020		2019
	Number of Options	Weighted Average Exercise Price Per Option	Number of Options	Weighted Average Exercise Price Per Option	Number of Options	Weighted Average Exercise Price Per Option
Outstanding at beginning of year	28	$25.55	67	$23.13	114	$24.00
Exercised	(28)	$25.55	(37)	$21.28	(42)	$25.59
Forfeited/expired	—	—	(2)	$22.76	(5)	$25.32
Outstanding at end of year	—	—	28	$25.55	67	$23.13
Liability-Classified Awards
During 2019, the Company awarded three types of liability-classified awards to key employees: (1) Market-based RSUs, (2) Performance-based RSUs, (3) and Service-based RSUs.
The 2019 RSU awards are liability-classified awards to be settled in cash with payment dependent upon the attainment of required market, performance, and service criteria. The vesting period for the 2019 RSUs is three years. For the 2019 Market-based RSUs, the Company expenses an estimate of the fair value of the awards over the vesting period using a quarterly Monte Carlo valuation. For the 2019 Performance-based RSUs, the Company expenses the awards over the vesting period using the fair market value of the Company’s stock at the reporting date multiplied by the anticipated number of units to be paid based on the current estimate of what the ratio is expected to be upon vesting. For the 2019 Service-based RSUs, the Company expenses the awards ratably over the vesting period using the fair market value of the Company's stock at the reporting date.
The following table summarizes the Company's liability-classified award activity during the years ended December 31, 2021, 2020, and 2019 (shares in thousands):

	2021	2020	2019
	Shares	Shares	Shares
Shares unvested at beginning of the year	135	316	276
Granted	—	—	136
Vested	(92)	(172)	(95)
Forfeited	—	(9)	(1)
Shares unvested at end of year	43	135	316
Market-based and Performance-based RSUs, dividend equivalent units will be paid based on the percentage vested. For the 2019 RSU grants, dividend equivalent units will be paid out at the time of vesting. The Company accrues and expenses for these dividend equivalent units over the service period as dividends are declared, based on the latest projected vesting percentage.
For Service-based RSUs, dividend equivalent units will be paid based on the number of RSUs granted. For the 2019 time-vested RSU grants, dividend equivalent units will be paid out at the time of vesting. The Company accrues and expenses these dividend equivalent units over the service period as dividends are declared.
The Company estimates future expense for all types of liability-classified RSUs outstanding at December 31, 2021 to be $539,000 (using stock prices as of December 31, 2021), which will be recognized over a weighted-average period of one year. During 2021, total cash paid for all types of liability-classified RSUs and related dividend payments was $7.2 million.

Employee Stock Purchase Plan
On October 26, 2021, the Company’s board of directors adopted the Employee Stock Purchase Plan ("ESPP"), subject to the approval of our stockholders. Pursuant to the ESPP, employees may contribute up to 15% of their cash compensation during annual purchase periods for the purchase of Cousins’ common stock up to an annual maximum of $21,250 per employee. On each purchase period ending November 30, participants’ individual account balances are used to acquire shares of common stock at 85% of the Company’s closing price as of December 1 (the beginning of the purchase period) or November 30 (the end of the purchase period), whichever is lower. As of December 31, 2021, 95 employees were enrolled in the plan with expected contributions for the purchase period ended November 30, 2022 of $640,000. As of December 31, 2021, the Company estimates future expense related to the open purchase period to be $177,000. As of and for the year ended December 31, 2021, no common stock has been purchased under the ESPP.

16.    RETIREMENT SAVINGS PLAN
The Company maintains a defined contribution plan (the “Retirement Savings Plan”) pursuant to Section 401 of the Internal Revenue Code (the “Code”) which covers active regular employees. Employees are eligible to participate in the Retirement Savings Plan immediately upon hire, and pre-tax contributions are allowed up to the limits set by the Code. The Company contributes 3% of an employee's eligible compensation to the plan, which is fully vested after the employee has been with the Company for two years. The Company may change this percentage at its discretion; and, in addition, the Company could decide to make discretionary contributions in the future. The Company contributed $1.0 million, $1.0 million, and $913,000 to the Retirement Savings Plan for the 2021, 2020, and 2019 plan years, respectively.
17.    INCOME TAXES
The net income tax benefit differs from the amount computed by applying the statutory federal income tax rate to CTRS' income before taxes as follows ($ in thousands):

	2021		2020		2019
	Amount	Rate	Amount	Rate	Amount	Rate
Federal income tax benefit (expenses)	$346	21%	$125	21%	$(65)	(21)%
State income tax benefit (expense), net of federal income tax effect	66	4	24	4	(12)	(4)
Deferred tax adjustment	—	—	21	4	127	41
Capital loss (gain)	(10)	—	404	68	—	—
Valuation allowance	(346)	(26)	(586)	(98)	(45)	(15)
Other	(56)	1	12	1	(5)	(1)
Benefit applicable to net income (loss)	$—	—%	$—	—%	$—	—%
The tax effect of significant temporary differences representing deferred tax assets and liabilities of CTRS as of December 31, 2021 and 2020 are as follows (in thousands):

	2021	2020
Income from unconsolidated joint ventures	$27	$32
Federal and state tax net operating loss carryforwards	1,163	696
Federal and state tax capital loss carryforwards	570	582
Other asset	—	104
Gross deferred tax asset	1,760	1,414
Valuation allowance	(1,760)	(1,414)
Net deferred tax asset after valuation allowance	$—	$—

A valuation allowance is required to be recorded against deferred tax assets if, based on the available evidence, it is more likely than not that such assets will not be realized. When assessing the need for a valuation allowance, appropriate consideration should be given to all positive and negative evidence related to this realization. This evidence includes, among other things, the existence of current and recent cumulative losses, forecasts of future profitability, the length of statutory carryforward periods, the Company’s history with loss carryforwards, and available tax planning strategies.

As of December 31, 2021 and 2020, the net deferred tax asset of CTRS equaled $1.8 million and $1.4 million, respectively, with a valuation allowance placed against the full amount of each. The conclusion that a valuation allowance should be recorded as of December 31, 2021 and 2020 was based on the lack of evidence that CTRS could generate future taxable income to realize the benefit of the deferred tax assets.
18.    EARNINGS PER SHARE
The following table sets forth the computation of the basic and diluted earnings per share of the Company's consolidated statements of operations for the years ended December 31, 2021, 2020 and 2019 (in thousands, except per share amounts):

	Year Ended December 31
	2021	2020	2019
Earnings per common share - basic:
Numerator:
Net income	$278,996	$238,114	$152,683
Net income attributable to noncontrolling interests in CPLP	(56)	(315)	(1,952)
Net income attributable to other noncontrolling interests	(354)	(521)	(313)
Net income available for common stockholders	$278,586	$237,278	$150,418

Denominator:
Weighted average common shares - basic	148,666	148,277	128,060
Net income per common share - basic	$1.87	$1.60	$1.17

Earnings per common share - diluted:
Numerator:
Net income	$278,996	$238,114	$152,683
Net income attributable to other noncontrolling interests	(354)	(521)	(313)
Net income available for common stockholders before net income attributable to noncontrolling interests in CPLP	$278,642	$237,593	$152,370

Denominator:
Weighted average common shares - basic	148,666	148,277	128,060
Add:
Potential dilutive common shares - stock options	1	8	27
Potential dilutive restrictive stock units - RSUs, less shares assumed purchased at market price	199	54	—
Weighted average units of CPLP convertible into common shares	25	297	1,744
Weighted average common shares - diluted	148,891	148,636	129,831
Net income per common share - diluted	$1.87	$1.60	$1.17
Anti-dilutive stock options represent stock options whose exercise price exceeds the average market value of the Company’s stock and are excluded from the calculation of diluted earnings per share. There were no anti-dilutive stock options for the years ended December 31, 2021, 2020, and 2019. The treasury stock method resulted in no dilution related to the forward contracts outstanding as of December 31, 2021 for the future sales of common stock under the Company's ATM program or from shares expected to be issued under the ESPP.

19.    CONSOLIDATED STATEMENTS OF CASH FLOWS - SUPPLEMENTAL INFORMATION
Supplemental information related to cash flows, including significant non-cash activity affecting the consolidated statements of cash flows, for the years ended December 31, 2021, 2020, and 2019 is as follows (in thousands):

	2021	2020	2019
Interest paid, net of amounts capitalized	$68,003	$62,641	$38,062
Income taxes paid (1)	155	343	—
Non-Cash Transactions:
Common stock dividends declared and accrued	47,350	44,681	42,559
Transfer from projects under development to operating properties	—	443,932	—
Transfer from operating properties and related liabilities to assets and liabilities of real estate assets held for sale	—	188,378	318,516
Non-cash assets and liabilities assumed in TIER transaction	—	—	1,512,373
Ground lease right-of-use assets and associated liabilities	—	—	56,294
Transfer from investment in unconsolidated joint ventures to operating properties	37,777	—	50,781

(1)	This represents state income taxes paid in conjunction with gains from sales transaction. See notes 5 and 7 for disclosure of related expense.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash recorded on the balance sheet to cash, cash equivalents, and restricted cash in the statements of cash flows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Cash and cash equivalents	$8,937	$4,290	$15,603
Restricted cash	1,231	1,848	2,005
Total cash, cash equivalents, and restricted cash	$10,168	$6,138	$17,608

20. REPORTABLE SEGMENTS
The Company's segments are based on the method of internal reporting which classifies operations by property type and geographical area. The segments by property type are: Office and Non-Office. The segments by geographical region are: Atlanta, Austin, Charlotte, Dallas, Phoenix, Tampa, and other markets. Included in other markets are properties located in Chapel Hill, Houston, Nashville, Fort Worth (sold April 2021), and a property in Cherry Hill, New Jersey (sold February 2020). Included in Non-Office are retail and apartments in Chapel Hill and Atlanta as well as the College Street Garage in Charlotte. In 2021, with the sale of the Company's One South at the Plaza office property, the Company reassessed the segment for the College Street Garage and began to treat it as Non-Office for all periods presented. These reportable segments represent an aggregation of operating segments reported to the Chief Operating Decision Maker based on similar economic characteristics that include the type of property and the geographical location. Each segment includes both consolidated operations and the Company's share of joint venture operations.
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

Segment net income, amount of capital expenditures, and total assets are not presented in the following tables because management does not utilize these measures when analyzing its segments or when making resource allocation decisions. Information on the Company's segments along with a reconciliation of NOI to net income for years ended December 31, 2021, 2020, and 2019 are as follows (in thousands):

Year Ended December 31, 2021	Office	Non-Office	Total
Revenues:
Atlanta	$268,953	$1,459	$270,412
Austin	247,806	—	247,806
Charlotte	74,702	2,700	77,402
Dallas	17,670	—	17,670
Phoenix	50,292	—	50,292
Tampa	59,614	—	59,614
Other markets	39,403	5,257	44,660
Total segment revenues	758,440	9,416	767,856
Less: Company's share of rental property revenues from unconsolidated joint ventures	(22,075)	(6,718)	(28,793)
Total rental property revenues	$736,365	$2,698	$739,063

Year Ended December 31, 2020	Office	Non-Office	Total
Revenues:
Atlanta	$255,594	$602	$256,196
Austin	210,229	—	210,229
Charlotte	94,520	2,017	96,537
Dallas	18,143	—	18,143
Phoenix	50,671	—	50,671
Tampa	54,261	—	54,261
Other markets	59,285	4,895	64,180
Total segment revenues	742,703	7,514	750,217
Less: Company's share of rental property revenues from unconsolidated joint ventures	(22,837)	(5,497)	(28,334)
Total rental property revenues	$719,866	$2,017	$721,883

Year Ended December 31, 2019	Office	Non-Office	Total
Revenues:
Atlanta	$242,209	$8	$242,217
Austin	160,196	—	160,196
Charlotte	120,214	—	120,214
Dallas	9,421	—	9,421
Phoenix	51,586	—	51,586
Tampa	54,216	—	54,216
Other markets	38,732	4,630	43,362
Total segment revenues	676,574	4,638	681,212
Less: Company's share of rental property revenues from unconsolidated joint ventures	(47,823)	(4,638)	(52,461)
Total rental property revenues	$628,751	$—	$628,751

NOI by reportable segment for the years ended December 31, 2021, 2020, and 2019 are as follows (in thousands):

Year Ended December 31, 2021	Office	Non-Office	Total
Net Operating Income:
Atlanta	$176,793	$622	$177,415
Austin	146,923	—	146,923
Charlotte	53,294	1,351	54,645
Dallas	14,014	—	14,014
Phoenix	36,244	—	36,244
Tampa	38,305	—	38,305
Other markets	22,791	3,383	26,174
Total Net Operating Income	$488,364	$5,356	$493,720

Year Ended December 31, 2020	Office	Non-Office	Total
Net Operating Income:
Atlanta	$172,588	$(49)	$172,539
Austin	125,215	—	125,215
Charlotte	63,876	1,327	65,203
Dallas	14,586	—	14,586
Phoenix	37,358	—	37,358
Tampa	33,440	—	33,440
Other markets	34,346	3,347	37,693
Total Net Operating Income	$481,409	$4,625	$486,034

Year Ended December 31, 2019	Office	Non-Office	Total
Net Operating Income:
Atlanta	$158,093	$(48)	$158,045
Austin	93,311	—	93,311
Charlotte	77,082	—	77,082
Dallas	7,473	—	7,473
Phoenix	37,247	—	37,247
Tampa	33,586	—	33,586
Other markets	21,939	3,107	25,046
Total Net Operating Income	$428,731	$3,059	$431,790

The following reconciles Net Income to Net Operating Income for each of the periods presented (in thousands):

	Year Ended December 31,
	2021	2020	2019
Net income	$278,996	$238,114	$152,683
Net operating income from unconsolidated joint ventures	19,223	18,836	32,413
Fee income	(15,559)	(18,226)	(28,518)
Termination fee income	(5,105)	(3,835)	(7,228)
Other income	(451)	(231)	(246)
Reimbursed expenses	2,476	1,580	4,004
General and administrative expenses	29,321	27,034	37,007
Interest expense	67,027	60,605	53,963
Impairment	—	14,829	—
Depreciation and amortization	288,092	288,648	257,149
Transaction costs	—	428	52,881
Other expenses	2,131	2,091	1,109
Income from unconsolidated joint ventures	(6,801)	(7,947)	(12,666)
Gain on sale of investment in unconsolidated joint ventures	(13,083)	(45,767)	—
Gain on sale of investment properties	(152,547)	(90,125)	(110,761)
Net Operating Income	$493,720	$486,034	$431,790

SCHEDULE III
COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2021
($ in thousands)

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period
Description/Metropolitan Area	Encumbrances	Land and Improvements	Buildings and Improvements	Land and Improvements less Cost of Sales, Transfers and Other	Building and Improvements less Cost of Sales, Transfers and Other	Land and Improvements less Cost of Sales, Transfers and Other	Building and Improvements less Cost of Sales, Transfers and Other	Total (a)(b)	Accumulated Depreciation (a)(b)	Date of Construction/ Renovation	Date Acquired	Life on Which Depreciation in 2021 Statement of Operations is Computed (c)
OPERATING PROPERTIES
The Domain	$—	$65,236	$755,143	$6,006	$242,768	$71,242	$997,911	$1,069,153	$68,954	—	2019	40 years
Austin, TX
Terminus	184,239	49,050	410,826	—	25,250	49,050	436,076	485,126	33,483	—	2019	40 years
Atlanta, GA
Northpark Town Center	—	22,350	295,825	—	66,401	22,350	362,226	384,576	88,605	—	2014	39 years
Atlanta, GA
Corporate Center (d)	—	2,468	272,148	17,004	59,322	19,472	331,470	350,942	57,377	—	2016	40 years
Tampa, FL
Spring & 8th	—	28,131	—	426	301,810	28,557	301,810	330,367	40,834	2015	2015	40 years
Atlanta, GA
Buckhead Plaza	—	35,064	234,111	—	35,679	35,064	269,790	304,854	38,155	—	2016	40 years
Atlanta, GA
300 Colorado (d)	—	18,354	278,905	—	240	18,354	279,145	297,499	613	—	2021	40 years
Austin, TX
Hayden Ferry	—	13,102	262,578	(252)	20,708	12,850	283,286	296,136	52,591	—	2016	40 years
Phoenix, AZ
725 Ponce	—	20,720	272,226	—	610	20,720	272,836	293,556	3,503	—	2021	40 years
Atlanta, GA
The Terrace	—	27,360	247,226	—	14,564	27,360	261,790	289,150	21,699	—	2019	40 years
Austin, TX
One Eleven Congress	—	33,841	201,707	—	47,481	33,841	249,188	283,029	36,455	—	2016	40 years
Austin, TX
Briarlake Plaza	—	33,486	196,915	—	3,397	33,486	200,312	233,798	20,030	—	2019	40 years
Houston, TX
San Jacinto Center	—	34,068	176,535	(579)	18,260	33,489	194,795	228,284	29,103	—	2016	40 years
Austin, TX
3344 Peachtree	—	16,110	176,153	—	35,532	16,110	211,685	227,795	34,110	—	2016	40 years
Atlanta, GA
Fifth Third Center	133,672	22,591	180,430	—	21,088	22,591	201,518	224,109	48,836	—	2014	40 years
Charlotte, NC
Continued on next page
The RailYard	$—	$22,831	$178,323	$—	$216	$22,831	$178,539	$201,370	$6,518	—	2020	40 years
Charlotte, NC
Avalon	—	9,952	—	73	177,776	10,025	177,776	187,801	20,357	2016	2016	40 years
Atlanta, GA
Promenade Tower (fka Promenade)	89,052	13,439	102,790	—	49,093	13,439	151,883	165,322	58,622	—	2011	34 years
Atlanta, GA
Colorado Tower (d)	112,150	1,600	—	20,577	130,291	22,177	130,291	152,468	42,093	2013	2013	30 years
Austin, TX
3350 Peachtree	—	16,836	108,177	—	20,540	16,836	128,717	145,553	16,540	—	2016	40 years
Atlanta, GA
Legacy Union One	66,000	13,049	128,740	—	257	13,049	128,997	142,046	12,474	—	2019	40 years
Dallas, GA
Heights Union	—	9,545	123,944	—	5,036	9,545	128,980	138,525	873	—	2021	40 years
Tampa, FL
550 South (fka Nascar Plaza)	—	51	115,238	—	9,151	51	124,389	124,440	22,176	—	2016	40 years
Charlotte, NC
Tempe Gateway	—	5,893	95,130	—	3,768	5,893	98,898	104,791	15,863	—	2016	40 years
Phoenix, AZ
Domain Point	—	17,349	71,599	—	7,904	17,349	79,503	96,852	7,289	—	2019	40 years
Austin, TX
Promenade Central (fka 1200 Peachtree)	—	19,495	62,836	(1)	7,194	19,494	70,030	89,524	4,534	—	2019	40 years
Atlanta, GA
111 West Rio	—	6,076	56,647	(127)	18,612	5,949	75,259	81,208	13,698	—	2017	40 years
Phoenix, AZ
3348 Peachtree	—	6,707	69,723	—	1,809	6,707	71,532	78,239	14,222	—	2016	40 years
Atlanta, GA
5950 Sherry Lane	—	8,040	65,919	—	2,188	8,040	68,107	76,147	6,321	—	2019	40 years
Dallas, GA
The Pointe	—	9,404	54,694	—	7,802	9,404	62,496	71,900	12,172	—	2016	40 years
Tampa, FL
Harborview Plaza	—	10,800	39,136	—	9,853	10,800	48,989	59,789	8,038	—	2016	40 years
Tampa, FL
Research Park V	—	4,373	—	801	42,623	5,174	42,623	47,797	12,812	2014	1998	30 years
Austin, TX
Continued on next page
Meridian Mark Plaza	$—	$2,219	$—	$—	$30,724	$2,219	$30,724	$32,943	$23,091	1997	1997	30 years
Atlanta, GA
Miscellaneous Investments	—	15,318	69,780	33	1,678	15,351	71,458	86,809	2,947
Total Operating Properties	585,113	614,908	5,303,404	43,961	1,419,625	658,869	6,723,029	7,381,898	874,988
PROJECTS UNDER DEVELOPMENT
100 Mill	—	13,156	—	—	112,909	13,156	112,909	126,065	—	—	2018
Phoenix, AZ
Domain 9	—	16,640	—	—	32,098	16,640	32,098	48,738	—	—	2018
Austin, TX
Total Projects Under Development	—	29,796	—	—	145,007	29,796	145,007	174,803	—

LAND
South End Station	—	28,134	—	—	—	28,134	—	28,134	—	—	2020
Charlotte, NC
887 West Peachtree (d) (fka 901 West Peachtree)	—	11,883	—	13,678	—	25,561	—	25,560	—	—	2019
Atlanta, GA
Legacy Union 2 & 3	—	22,724	—	—	—	22,724	—	22,724	—	—	2019
Dallas, GA
3354 Peachtree	—	13,410	—	8,099	—	21,509	—	21,509	—	—	2018
Atlanta, GA
Domain 14 & 15	—	21,000	—	—	—	21,000	—	21,000	—	—	2019
Austin, TX
Tremont	—	18,779	—	75	—	18,854	—	18,854	—	—	2020
Charlotte, NC
Domain Point 3	—	11,018	—	—	—	11,018	—	11,018	—	—	2020
Austin, TX
Corporate Center (d)	—	5,188	—	(6)	—	5,182	—	5,182	—	—	2019
Tampa, FL
The Avenue Forsyth -Adjacent Land	—	11,240	—	(7,540)	—	3,700	—	3,700	—	—	2007
Suburban Atlanta, GA
Total Commercial Land	—	143,376	—	14,306	—	157,682	—	157,681	—

Total Properties	$585,113	$788,080	$5,303,404	$58,267	$1,564,632	$846,347	$6,868,036	$7,714,382	$874,988

S-1

SCHEDULE III
COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2021
(in thousands)

NOTES:
(a)Reconciliations of total real estate carrying value and accumulated depreciation for the three years ended December 31, 2021 are as follows:

	Real Estate			Accumulated Depreciation
	2021	2020	2019	2021	2020	2019
Balance at beginning of period	$7,370,401	$7,158,069	$4,121,286	$811,196	$621,617	$421,495
Additions during the period:
TIER merger	—	—	2,222,989	—	—	—
Acquisitions	723,694	286,252	542,502	—	—	—
Improvements and other capitalized costs	280,823	323,919	271,720	—	—	—
Depreciation expense	—	—	—	246,240	234,057	200,122
Total Additions	1,004,517	610,171	3,037,211	246,240	234,057	200,122
Deductions during the period:
Cost of real estate sold	(552,201)	(383,010)	(428)	(74,113)	(44,478)	—
Write Off of Fully Depreciated Assets	(108,335)	—	—	(108,335)	—	—
Total Deductions	(660,536)	(383,010)	(428)	(182,448)	(44,478)	—
Balance at end of period before impairment charges	7,714,382	7,385,230	7,158,069	874,988	811,196	621,617
Cumulative impairment charges on real estate assets owned at end of period	—	(14,829)	—	—	—	—
Balance at end of period	$7,714,382	$7,370,401	$7,158,069	$874,988	$811,196	$621,617
(b)The aggregate cost for federal income tax purposes, net of depreciation, was $5.4 billion (unaudited) at December 31, 2021.
(c)Buildings and improvements are depreciated over 30 to 42 years. Leasehold improvements and other capitalized leasing costs are depreciated over the life of the asset or the term of the lease, whichever is shorter.
(d)Some or all of the land at these properties is controlled under a ground lease.
S-2