Form 10-Q
period 2022-03-31
COUSINS PROPERTIES INC
filed 2022-04-28
CIK 25232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 22, 2022
Common Stock, $1 par value per share	148,763,695 shares

FORWARD-LOOKING STATEMENTS

Certain matters contained in this report are “forward-looking statements” within the meaning of the federal securities laws and are subject to uncertainties and risks, as itemized in Item 1A included in the Annual Report on Form 10-K for the year ended December 31, 2021, and as itemized herein. These forward-looking statements include information about the Company's possible or assumed future results and financial condition, liquidity, plans, and objectives. They also include, among other things, statements regarding subjects that are forward-looking by their nature, such as:
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
•changes to the Company's strategy in regard to the Company's real estate assets which may require impairment to be recognized;
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
•inflation and continuing increases in the inflation rate;
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

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2022	December 31, 2021
	(unaudited)
Assets:
Real estate assets:
Operating properties, net of accumulated depreciation of $923,735 and $874,988 in 2022 and 2021, respectively	$6,497,936	$6,506,910
Projects under development	205,885	174,803
Land	157,680	157,681
	6,861,501	6,839,394

Cash and cash equivalents	7,000	8,937
Restricted cash	1,231	1,231
Accounts receivable	16,790	12,553
Deferred rents receivable	160,501	154,866
Investment in unconsolidated joint ventures	93,307	77,811
Intangible assets, net	159,853	168,553
Other assets, net	59,912	48,689
Total assets	$7,360,095	$7,312,034
Liabilities:
Notes payable	$2,349,484	$2,237,509
Accounts payable and accrued expenses	192,028	224,523
Deferred income	74,951	74,515
Intangible liabilities, net	60,252	63,223
Other liabilities	100,735	111,864
Total liabilities	2,777,450	2,711,634
Commitments and contingencies
Equity:
Stockholders' investment:
Common stock, $1 par value per share, 300,000,000 shares authorized, 151,348,628 and 151,272,969 shares issued and outstanding in 2022 and 2021, respectively	151,349	151,273
Additional paid-in capital	5,550,718	5,549,308
Treasury stock at cost, 2,584,933 shares in 2022 and 2021	(148,473)	(148,473)
Distributions in excess of cumulative net income	(1,005,951)	(985,338)
Total stockholders' investment	4,547,643	4,566,770
Nonredeemable noncontrolling interests	35,002	33,630
Total equity	4,582,645	4,600,400
Total liabilities and equity	$7,360,095	$7,312,034

See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2022	2021
Revenues:
Rental property revenues	$183,227	$184,807
Fee income	1,388	4,529
Other	2,283	214
	186,898	189,550
Expenses:
Rental property operating expenses	64,877	66,395
Reimbursed expenses	360	368
General and administrative expenses	8,063	6,733
Interest expense	15,525	17,208
Depreciation and amortization	70,744	70,870
Other	221	590
	159,790	162,164

Income from unconsolidated joint ventures	1,124	1,903
Gain on sales of investments in unconsolidated joint ventures	—	39
Loss on investment property transactions	(69)	(17)
Net income	28,163	29,311
Net income attributable to noncontrolling interests	(179)	(201)
Net income available to common stockholders	$27,984	$29,110

Net income per common share — basic and diluted	$0.19	$0.20
Weighted average shares — basic	148,739	148,624
Weighted average shares — diluted	149,002	148,725

See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited; in thousands except per share amounts)

Three Months Ended March 31, 2022
	Common Stock	Additional Paid-In Capital	Treasury Stock	Distributions in Excess of Net Income	Stockholders’ Investment	Nonredeemable Noncontrolling Interests	Total Equity
Balance December 31, 2021	$151,273	$5,549,308	$(148,473)	$(985,338)	$4,566,770	$33,630	$4,600,400
Net income	—	—	—	27,984	27,984	179	28,163
Common stock issued pursuant to stock based compensation	76	(1,006)	—	—	(930)	—	(930)
Amortization of stock based compensation, net of forfeitures	—	2,416	—	—	2,416	—	2,416
Contributions from nonredeemable noncontrolling interests	—	—	—	—	—	1,279	1,279
Distributions to nonredeemable noncontrolling interests	—	—	—	—	—	(86)	(86)
Common dividends ($0.32 per share)	—	—	—	(48,597)	(48,597)	—	(48,597)
Balance March 31, 2022	$151,349	$5,550,718	$(148,473)	$(1,005,951)	$4,547,643	$35,002	$4,582,645

Three Months Ended March 31, 2021
	Common Stock	Additional Paid-In Capital	Treasury Stock	Distributions in Excess of Net Income	Stockholders’ Investment	Nonredeemable Noncontrolling Interests	Total Equity
Balance December 31, 2020	$151,149	$5,542,762	$(148,473)	$(1,078,304)	$4,467,134	$28,404	$4,495,538
Net income	—	—	—	29,110	29,110	201	29,311
Common stock issued pursuant to stock based compensation	91	(874)	—	—	(783)	—	(783)
Amortization of stock based compensation, net of forfeitures	—	1,661	—	—	1,661	—	1,661
Contributions from nonredeemable noncontrolling interests	—	—	—	—	—	1,695	1,695
Distributions to nonredeemable noncontrolling interests	—	—	—	—	—	(7)	(7)
Common dividends ($0.31 per share)	—	—	—	(46,167)	(46,167)	—	(46,167)
Balance March 31, 2021	$151,240	$5,543,549	$(148,473)	$(1,095,361)	$4,450,955	$30,293	$4,481,248

See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in thousands)

	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$28,163	$29,311
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales of investment in unconsolidated joint ventures	—	(39)
Loss on investment property transactions	69	17
Depreciation and amortization	70,744	70,870
Amortization of deferred financing costs and premium on notes payable	51	(218)
Equity-classified stock-based compensation expense, net of forfeitures	2,748	1,667
Effect of non-cash adjustments to rental revenues	(8,445)	(11,777)
Income from unconsolidated joint ventures	(1,124)	(1,903)
Operating distributions from unconsolidated joint ventures	1,924	2,449
Changes in other operating assets and liabilities:
Change in receivables and other assets, net	(12,029)	(8,010)
Change in operating liabilities, net	(57,976)	(46,590)
Net cash provided by operating activities	24,125	35,777
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from investment property sales, net	—	(7)
Property acquisition, development, and tenant asset expenditures	(77,779)	(61,369)
Return of capital distributions from unconsolidated joint venture	—	25,955
Contributions to unconsolidated joint ventures	(15,686)	(351)
Net cash used in investing activities	(93,465)	(35,772)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facility	152,000	134,000
Repayment of credit facility	(35,500)	(77,400)
Repayment of notes payable	(4,197)	(4,030)
Contributions from nonredeemable noncontrolling interests	1,279	1,695
Distributions to nonredeemable noncontrolling interests	(86)	(7)
Common dividends paid	(46,093)	(44,569)
Net cash provided by financing activities	67,403	9,689
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(1,937)	9,694
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	10,168	6,138
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$8,231	$15,832
See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
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
Cousins, CPLP, CTRS, and their subsidiaries (collectively, the “Company”) develop, acquire, lease, manage, and own primarily Class A office properties and mixed-use developments in the Sun Belt markets of the United States with a focus on Atlanta, Austin, Charlotte, Phoenix, Tampa, Dallas, and Nashville. Cousins has elected to be taxed as a REIT and intends to, among other things, distribute at least 100% of its net taxable income to stockholders, thereby eliminating any liability for federal income taxes under current law. Therefore, the results included herein do not include a federal income tax provision for Cousins. As of March 31, 2022, the Company's portfolio of real estate assets consisted of interests in 18.7 million square feet of office space and 620,000 square feet of other space.
Basis of Presentation: The condensed consolidated financial statements are unaudited and were prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, these financial statements reflect all adjustments necessary (which adjustments are of a normal and recurring nature) for the fair presentation of the Company's financial position as of March 31, 2022 and the results of operations for the three months ended March 31, 2022 and 2021. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of results expected for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021. The accounting policies employed are substantially the same as those shown in note 2 to the consolidated financial statements included therein.
For the three months ended March 31, 2022 and 2021, there were no items of other comprehensive income. Therefore, the Company did not present comprehensive income.
The Company evaluates all partnerships, joint ventures, and other arrangements with variable interests to determine if the entity or arrangement qualifies as a variable interest entity ("VIE"), as defined in the Financial Accounting Standard Board's ("FASB") Accounting Standards Codification ("ASC"). If the entity or arrangement qualifies as a VIE and the Company is determined to be the primary beneficiary, the Company is required to consolidate the assets, liabilities, and results of operations of the VIE. At March 31, 2022, the Company had no investments or interests in any VIEs.
2. TRANSACTIONS WITH NORFOLK SOUTHERN RAILWAY COMPANY
On March 1, 2019, the Company entered into a series of agreements and executed related transactions with Norfolk Southern Railway Company (“NS”) as follows:
•Sold land to NS for $52.5 million.
•Executed a Development Agreement with NS whereby the Company will receive fees totaling $5.0 million in consideration for development services for NS’s corporate headquarters that is being constructed on the land sold to NS.
•Executed a Consulting Agreement with NS whereby the Company will receive fees totaling $32.0 million in consideration for consulting services for NS’s corporate headquarters. The Development Agreement and Consulting Agreement are collectively referred to below as the “Fee Agreements.”
•Purchased a building from NS (“Promenade Central”) for $82.0 million subject to a three-year market rate lease with NS that covers the entire building.
The Company sold the land to NS for $5.0 million above its carrying amount, which included $37.0 million of land purchased in 2018, $6.5 million of land purchased in 2019, and $4.0 million of site preparation work. The Company purchased Promenade Central from NS for an amount it determined to be $10.3 million below the building’s fair value.

The Company determined that all contracts and transactions associated with NS should be combined for accounting purposes, and the amounts exchanged under the combined contracts should be allocated to the various components of the overall transaction at fair value or market value as discussed below. The Company determined that the purchase of Promenade Central should be recorded at fair value of $92.3 million. The Company determined that the lease with NS at the Promenade Central building was at market value under ASC 842. The land sale was accounted for under ASC 610-20, and no gain or loss was recorded on the derecognition of this non-financial asset as the fair value was determined to equal the carrying amount. Consideration related to various services provided to NS, and accounted for under ASC 606, was determined to be $52.3 million and represents the negotiated market value for the services agreed to by the Company and NS in the contracts. This amount included non-cash consideration of the $10.3 million discount on the purchase of Promenade Central as well as cash consideration of $5.0 million from the land sale contract (difference between fair value and contract amount), $5.0 million from the Development Agreement, and $32.0 million from the Consulting Agreement. Since all of the agreements and contracts above were executed for the purpose of delivering and constructing a corporate headquarters for NS and all of the services and deliverables are highly interdependent, the Company determined that the services represent a single performance obligation under ASC 606.
The Company determined that control of the services to be provided is being transferred over time and, thus, the Company must recognize the $52.3 million contract price in revenue as it satisfies the performance obligation. The Company determined that the inputs method of measuring progress of satisfying the performance obligation was the most appropriate method of recognizing revenue for the services component. Therefore, the Company began recognizing revenue in the quarter ended March 31, 2019, and will continue to recognize revenue based upon the time spent by the Company’s employees in providing these services as compared to the total estimated time required to satisfy the performance obligation. During the three months ended March 31, 2022 and 2021, respectively, the Company recognized $814,000 and $3.7 million in fee income in its consolidated statements of operations related to the services provided to NS. As of March 31, 2022 and December 31, 2021 the Company had deferred income of $963,000 and $1.8 million, respectively, related to NS included in the consolidated balance sheet. At March 31, 2022, $2.4 million was remaining to be recognized in revenue related to this performance obligation.
3. REAL ESTATE
Acquisitions
On March 12, 2021, the Company acquired a 0.24 acre land parcel in Atlanta for a gross purchase price of $8.0 million that is held in a 95% owned consolidated joint venture.
Subsequent to quarter end, on April 21, 2022 the Company purchased its partner's 10% joint venture interest in Avalon, which consists of both the 8000 and 10000 Avalon office properties. This transaction did not result in a change in control and any difference between the purchase price of $43.4 million and the $15.8 million book value of the outside partner's non-controlling interest on our consolidated balance sheet is recorded in the Company's additional paid in capital in the equity section of our balance sheet. The Company's consolidated basis in Avalon's assets and liabilities will remain unchanged from this transaction.
Impairment
The Company tests buildings held-for-investment, by disposal groups, for impairment whenever changes in circumstances indicate a disposal group’s carrying value may not be recoverable. The test is conducted using undiscounted cash flows for the shorter of the building’s estimated hold period or its remaining useful life. When testing for recoverability of value of buildings held-for-investment, projected cash flows are used over its expected hold period. If the expected hold period includes some likelihood of shorter-term hold period from a potential sale, the probability of a sale is layered into the analysis. If any building's held-for-investment analysis were to fail the impairment test, its book value would be written down to its then current estimated fair value, before any selling expense, and that building would continue to depreciate over its remaining useful life. None of the Company’s held-for-investment buildings were impaired during any periods presented in the accompanying statement of operations while under the held-for-investment classification.
The Company also reviews held-for-sale assets, if any, for impairments. If book value is in excess of estimated fair value less estimated selling costs, we impair those assets to fair value less estimated selling costs. There were no held-for-sale buildings impaired during any periods presented in the accompanying statements of operations.
The Company also reviews land and projects under development for impairment whenever changes in circumstances indicate the assets' carrying value may not be recoverable. None of the Company's investments in land or projects under development were impaired during any periods presented in the accompanying statement of operations.
The Company may record impairment charges in future periods if the economy and the office industry weakens, the operating results of individual buildings are materially different from our forecasts, or we shorten our contemplated holding period for any operating buildings.

4. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES
The following information summarizes financial data and principal activities of the Company's unconsolidated joint ventures. The information included in the following table entitled summary of financial position is as of March 31, 2022 and December 31, 2021 (in thousands).

SUMMARY OF FINANCIAL POSITION
	Total Assets		Total Debt		Total Equity (Deficit)		Company's Investment
	2022	2021	2022	2021	2022	2021	2022		2021
Operating Properties:
AMCO 120 WT Holdings, LLC	$83,700	$83,546	$—	$—	$82,422	$82,739	$15,242		$15,347
Carolina Square Holdings LP	111,458	113,011	132,442	132,654	(34,021)	(34,066)	(16,434)	(1)	(15,786)	(1)
Crawford Long - CPI, LLC	25,042	24,709	64,180	64,566	(40,105)	(40,221)	(19,318)	(1)	(19,356)	(1)
Under Development:
Neuhoff Holdings LLC	177,527	133,691	28,804	28,390	123,228	93,218	63,181		47,529
Land:
715 Ponce Holdings LLC	8,199	8,150	—	—	8,186	8,150	4,188		4,165
HICO Victory Center LP	16,100	16,421	—	—	15,981	15,962	10,729		10,723
Other:
Other	—	518	—	—	—	11	(33)		47
	$422,026	$380,046	$225,426	$225,610	$155,691	$125,793	$57,555		$42,669
(1) Negative bases are included in deferred income on the consolidated balance sheets.

The information included in the summary of operations table is for the three months ended March 31, 2022 and 2021 (in thousands).

SUMMARY OF OPERATIONS
	Total Revenues		Net Income (Loss)		Company's Income (Loss) from Investment
	2022	2021	2022	2021	2022	2021
Operating Properties:
AMCO 120 WT Holdings, LLC	$2,565	$1,607	$692	$(135)	$134	$(21)
Carolina Square Holdings LP	4,089	3,977	724	1,088	334	520
Crawford Long - CPI, LLC	3,178	3,117	1,116	973	523	444
Under Development:
Neuhoff Holdings LLC	25	—	21	—	10	—
Land:
715 Ponce Holdings LLC	55	—	36	—	18	—
HICO Victory Center LP	19	83	19	83	6	42
Other:
Other	(2)	6,731	(41)	1,984	99	918
	$9,929	$15,515	$2,567	$3,993	$1,124	$1,903

In March 2021, Carolina Square Holdings LP ("Carolina Square"), a 50% owned joint venture with NR 123 Franklin LLC ("Northwood Ravin"), issued a non-recourse mortgage note with a principal balance of $135.7 million. Proceeds from the issuance of this mortgage note were used to repay in full its $77.5 million construction loan that was set to mature May 1, 2021 and to make a pro-rata distribution of $26.0 million to each partner. The mortgage loan bears interest at the London Interbank Offered Rate ("LIBOR") plus 1.80% and matures on March 18, 2026.

5. INTANGIBLE ASSETS AND LIABILITIES
At March 31, 2022 and December 31, 2021, intangible assets included the following (in thousands):

	2022	2021
In-place leases, net of accumulated amortization of $130,664 and $134,930 in 2022 and 2021, respectively	$122,180	$129,538
Above-market rents, net of accumulated amortization of $24,594 and $25,423 in 2022 and 2021, respectively	18,306	19,537
Below-market ground lease, net of accumulated amortization of $1,560 and $1,449 in 2022 and 2021, respectively	17,693	17,804
Goodwill	1,674	1,674
	$159,853	$168,553

At March 31, 2022 and December 31, 2021, intangible liabilities included the following (in thousands):

	2022	2021
Below-market rents, net of accumulated amortization of $51,312 and $55,079 in 2022 and 2021, respectively	$60,252	$63,223

Aggregate net amortization expense related to intangible assets and liabilities for the three months ended March 31, 2022 and March 31, 2021 was $5.6 million and $8.0 million, respectively. Over the next five years and thereafter, aggregate amortization of these intangible assets and liabilities is anticipated to be as follows (in thousands):

	In-Place Leases	Above-Market Rents	Below-Market Ground Lease	Below-Market Rents
2022 (nine months)	$20,076	$3,270	$300	$(8,136)
2023	23,165	3,770	400	(9,635)
2024	19,199	3,008	400	(8,920)
2025	15,443	2,013	400	(8,354)
2026	12,062	1,591	400	(6,583)
Thereafter	32,235	4,654	15,793	(18,624)
	$122,180	$18,306	$17,693	$(60,252)

The carrying amount of goodwill did not change during the three months ended March 31, 2022 and 2021.
6. OTHER ASSETS
Other assets on the consolidated balance sheets as of March 31, 2022 and December 31, 2021 included the following (in thousands):

	2022	2021
Predevelopment costs	$25,592	$20,677
Prepaid expenses and other assets	13,386	6,998
Furniture, fixtures and equipment and other deferred costs, net of accumulated depreciation of $19,337 and $18,560 in 2022 and 2021, respectively	13,131	13,772
Lease inducements, net of accumulated amortization of $4,071 and $3,721 in 2022 and 2021, respectively	6,675	5,735
Credit Facility deferred financing costs, net of accumulated amortization of $6,355 and $5,976 in 2022 and 2021, respectively	1,128	1,507
	$59,912	$48,689
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

7. NOTES PAYABLE
The following table summarizes the terms of notes payable outstanding at March 31, 2022 and December 31, 2021 ($ in thousands):

Description	Interest Rate (1)	Maturity (2)	2022	2021
Unsecured Notes:
Credit Facility, Unsecured	1.50%	2023	$345,000	$228,500
Term Loan, Unsecured	1.50%	2024	350,000	350,000
2019 Senior Notes, Unsecured	3.95%	2029	275,000	275,000
2017 Senior Notes, Unsecured	3.91%	2025	250,000	250,000
2019 Senior Notes, Unsecured	3.86%	2028	250,000	250,000
2019 Senior Notes, Unsecured	3.78%	2027	125,000	125,000
2017 Senior Notes, Unsecured	4.09%	2027	100,000	100,000
			1,695,000	1,578,500
Secured Mortgage Notes:
Fifth Third Center	3.37%	2026	132,807	133,672
Colorado Tower	3.45%	2026	111,508	112,150
Terminus 100	5.25%	2023	110,821	111,678
Promenade	4.27%	2022	88,143	89,052
Domain 10	3.75%	2024	75,945	76,412
Terminus 200	3.79%	2023	72,103	72,561
Legacy Union One	4.24%	2023	66,000	66,000
			657,327	661,525
			$2,352,327	$2,240,025

Unamortized premium			2,994	3,910
Unamortized loan costs			(5,837)	(6,426)
Total Notes Payable			$2,349,484	$2,237,509

(1) Interest rate as of March 31, 2022.
(2) Weighted average maturity of notes payable outstanding at March 31, 2022 was 3.5 years.

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
The interest rate applicable to the Credit Facility varies according to the Company's leverage ratio, and may, at the election of the Company, be determined based on either (1) LIBOR plus a spread of between 1.05% and 1.45%, or (2) the greater of Bank of America's prime rate, the federal funds rate plus 0.50%, or the one-month LIBOR plus 1.0% (the "Base Rate"), plus a spread of between 0.10% and 0.45%, based on leverage. The Company's Credit Facility provides for alternate interest rate calculations based on metrics other than LIBOR, such as the Secured Overnight Financing Rate ("SOFR"), if LIBOR is no longer widely available.
At March 31, 2022, the Credit Facility's spread over LIBOR was 1.05%. The amount that the Company may draw under the Credit Facility is a defined calculation based on the Company's unencumbered assets and other factors. The total available borrowing capacity under the Credit Facility was $655.0 million at March 31, 2022.

Term Loan
On June 28, 2021, the Company entered into an Amended and Restated Term Loan Agreement (the "Term Loan") that amended the former term loan agreement. Under the Term Loan, the Company has borrowed $350 million that matures on August 30, 2024 with options to, on up to four successive occasions, extend the maturity date for an additional 180 days. The Term Loan has financial covenants consistent with those of the Credit Facility. The interest rate applicable to the Term Loan varies according to the Company’s leverage ratio and may, at the election of the Company, be determined based on either (1) the Eurodollar Rate Loans plus a spread of between 1.05% and 1.65%, (2) the current LIBOR Daily Floating plus a spread of between 1.05% and 1.65%, or (3) the interest rate applicable to Base Rate Loans plus a spread of between 0.05% and 0.65%. At March 31, 2022, the Term Loan's spread over LIBOR was 1.05%. The Company is in compliance with all covenants of the Term Loan. The Term Loan provides for alternate interest rate calculations based on metrics other than LIBOR, such as SOFR, if LIBOR is no longer widely available or should the alternative interest rate prove more favorable.
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
Secured Mortgage Notes
As of March 31, 2022, the Company had $657.3 million outstanding on seven non-recourse mortgage notes. All interest rates on the secured mortgage notes are fixed. Assets with depreciated carrying values of $1.1 billion were pledged as security, respectively, on these mortgage notes payable.
Other Debt Information
At March 31, 2022 and December 31, 2021, the estimated fair value of the Company’s notes payable was $2.4 billion and $2.3 billion, respectively, calculated by discounting the debt's remaining contractual cash flows at estimated rates at which similar loans could have been obtained at March 31, 2022 and December 31, 2021. The estimate of the current market rate, which is the most significant input in the discounted cash flow calculation, is intended to replicate debt of similar maturity and loan-to-value relationship. These fair value calculations are considered to be Level 2 under the guidelines as set forth in ASC 820, as the Company utilizes market rates for similar type loans from third party brokers.

For the three months ended March 31, 2022 and 2021, interest expense was recorded as follows (in thousands):

	2022	2021
Total interest incurred	$18,976	$18,520
Interest capitalized	(3,451)	(1,312)
Total interest expense	$15,525	$17,208

8. OTHER LIABILITIES
Other liabilities on the consolidated balance sheets as of March 31, 2022 and December 31, 2021 included the following (in thousands):

	2022	2021
Ground lease liability	$49,334	$49,470
Prepaid rent	31,379	37,174
Security deposits	13,248	12,875
Restricted stock unit liability	1,275	7,314
Other liabilities	5,499	5,031
	$100,735	$111,864
9. COMMITMENTS AND CONTINGENCIES
Commitments
The Company had outstanding performance bonds totaling $692,000 at March 31, 2022. As a lessor, the Company had $259.1 million in future obligations under leases to fund tenant improvements and other future construction obligations at March 31, 2022.
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
Contingencies
Events related to the COVID-19 pandemic and the actions taken to contain it have created substantial uncertainty for all businesses, including the Company. The Company’s condensed consolidated financial statements as of and for the three months ended March 31, 2022 and March 31, 2021 have been prepared in light of these circumstances without any impairments on held for use long-lived investments or significant valuation adjustments to amounts due from tenants. However, circumstances related to the COVID-19 pandemic may result in recording impairments or material valuation adjustments to amounts due from tenants in future periods.
10.    STOCKHOLDERS' EQUITY
In the third quarter of 2021, the Company entered into an Equity Distribution Agreement with six financial institutions known as an at-the-market stock offering program ("ATM program"), under which the Company may offer and sell shares of its common stock from time to time in "at-the-market" offerings with an aggregate gross sales price of up to $500 million. In connection with the ATM program, Cousins may, at its discretion, enter into forward equity sale agreements. The use of a forward equity sale agreement would allow the Company to lock in a share price on the sale of shares of its common stock at the time the agreement is executed, but defer receiving the proceeds from the sale of shares until a later date, allowing the Company to better align such funding with its capital needs. Sales of shares of Cousins' stock through its banking relationships, if any, are made in amounts and at times to be determined by Cousins from time to time, but the Company has no obligation to sell any of the shares in the offering and may suspend sales in connection with the offering at any time. Sales of Cousins' common stock under forward equity sale agreements, if undertaken, meet the derivatives and hedging guidance scope exception as the contracts are related to the Company's own stock. To date, the Company has sold 2.6 million shares under forward equity sale agreements, all of which were outstanding as of March 31, 2022, and are currently expected to settle by September 30, 2022 for proceeds of $104.0 million, net of $1.1 million of compensation to be paid with respect to such sales. The Company has not received proceeds related to these sales or the issuance of any shares under the ATM program. To the extent unsettled shares sold under forward equity sale agreements are potentially dilutive at period end under the treasury stock method, the impact of such dilution is disclosed in the calculation included in Note 13.
11. REVENUE RECOGNITION
The Company categorizes its primary sources of revenue into revenue from contracts with customers and other revenue accounted for as leases under ASC 842 as follows:
•Rental property revenues consist of (1) contractual revenues from leases recognized on a straight-line basis over the term of the respective lease; (2) percentage rents recognized once a specified sales target is achieved; (3) parking revenues; (4) termination fees; and (5) the reimbursement of the tenants' share of real estate taxes, insurance, and other operating expenses. The Company's leases typically include renewal options and are classified and accounted for as operating leases. Rental property revenues are accounted for in accordance with the guidance set forth in ASC 842.
•Fee income consists of development fees, management fees, and leasing fees earned from unconsolidated joint ventures and from third parties. Fee income is accounted for in accordance with the guidance set forth in ASC 606.
For the three months ended March 31, 2022, the Company recognized rental property revenues of $183.2 million, of which $52.8 million represented variable rental revenue. For the three months ended March 31, 2021, the Company recognized rental property revenues of $184.8 million, of which $47.8 million represented variable rental revenue.
For the three months ended March 31, 2022, the Company recognized fee and other revenue of $3.7 million. For the three months ended March 31, 2021, the Company recognized fee and other revenue of $4.7 million.
12. STOCK-BASED COMPENSATION
The Company maintains the Cousins Properties Incorporated 2019 Omnibus Incentive Stock Plan (the "2019 Plan") and the 2021 Employee Stock Purchase Plan ("ESPP") under which the Company has several types of stock-based compensation — restricted stock and restricted stock units ("RSUs") for key employees and the opportunity for all employees to purchase company stock through the ESPP.
The Company's compensation expense for the three months ended March 31, 2022 relates to restricted stock and RSUs awarded in 2022, 2021, 2020, and 2019 and the ESPP. Compensation expense for the three months ended March 31, 2021 relates to restricted stock and RSUs awarded in 2021, 2020, 2019, and 2018. Restricted stock, the 2022 RSUs, 2021 RSUs, and the 2020 RSUs are equity-classified awards (settled in shares of the Company) for which compensation expense per share is fixed. The 2019 and 2018 RSUs are liability-classified awards (settled in cash) for which the expense fluctuates from period to period dependent, in part, on the Company's stock price. For the three months ended March 31, 2022 and 2021, stock-based compensation expense, net of forfeitures, was recorded as follows (in thousands):

	2022	2021
Equity-classified awards:
Restricted stock	$780	$632
Market-based RSUs	1,212	773
Performance-based RSUs	372	256
Director grants	332	6
Employee Stock Purchase Plan	52	—
Total equity-classified award expense, net of forfeitures	2,748	1,667

Liability-classified awards
Time-vested RSUs	132	162
Dividend equivalent units	15	26
Market-based RSUs	—	113
Performance-based RSUs	—	106
Total liability-classified award expense, net of forfeitures	147	407
Total stock-based compensation expense, net of forfeitures	$2,895	$2,074
Information on the Company's stock compensation plan, including information on the Company's equity-classified and liability-classified awards is discussed in note 15 of the notes to consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

Grants of Equity-Classified Awards
Under the 2019 Plan, in January and February 2022 the Company granted three types of equity-classified awards to key employees: (1) RSUs based on the Total Stockholder Return ("TSR") of the Company, as defined in the award documents, relative to that of office peers included in the Nareit Office Index (the "Market-based RSUs"), (2) RSUs based on the ratio of cumulative funds from operations per share to targeted cumulative funds from operations per share (the “Performance-based RSUs”), and (3) restricted stock.
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
The following table summarizes the grants of equity-classified awards made by the Company in the first quarter of 2022:

Shares and Targeted Units Granted
Market-based RSUs	99,328
Performance-based RSUs	42,571
Restricted stock	99,758
The Monte Carlo valuation used to determine the grant date fair value of the equity-classified Market-based RSUs included the following assumptions for those RSUs granted in the first quarter of 2022:

		Assumptions for RSUs Granted
Volatility	(1)	37.70%
Risk-free rate	(2)	1.39%
Stock beta	(3)	1.02%
(1) Based on historical volatility over three years using daily stock price.
(2) Reflects the yield on three-year Treasury bonds as reported by the Federal Reserve in the H.15 release.
(3) Betas are calculated with up to three years of daily stock price data.

13. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2022 and 2021 (in thousands, except per share amounts):

	2022	2021
Earnings per common share - basic:
Numerator:
Net income	$28,163	$29,311
Net income attributable to noncontrolling interests in CPLP from continuing operations	(6)	(6)
Net income attributable to other noncontrolling interests	(173)	(195)
Net income available to common stockholders	$27,984	$29,110

Denominator:
Weighted average common shares - basic	148,739	148,624
Net income per common share - basic	$0.19	$0.20

Earnings per common share - diluted:
Numerator:
Net income	$28,163	$29,311
Net income attributable to other noncontrolling interests	(173)	(195)
Net income available for common stockholders before allocation of net income attributable to noncontrolling interests in CPLP	$27,990	$29,116

Denominator:
Weighted average common shares - basic	148,739	148,624
Add:
Potential dilutive common shares - stock options	—	4
Potential dilutive common shares - restricted stock units, less shares assumed purchased at market price	238	72
Weighted average units of CPLP convertible into common shares	25	25
Weighted average common shares - diluted	149,002	148,725
Net income per common share - diluted	$0.19	$0.20

Anti-dilutive stock options represent stock options whose exercise price exceeds the average market value of the Company's stock and are excluded from the calculation of diluted earnings per share. There were no anti-dilutive stock options for the three months ended March 31, 2022 and 2021. The treasury stock method resulted in no dilution related to the forward contracts outstanding as of March 31, 2022 for the future sales of common stock under the Company's ATM program or from shares expected to be issued under the ESPP.

14. CONSOLIDATED STATEMENTS OF CASH FLOWS - SUPPLEMENTAL INFORMATION
Supplemental information related to the cash flows, including significant non-cash activity affecting the consolidated statement of cash flows, for the three months ended March 31, 2022 and 2021 is as follows (in thousands):

	2022	2021
Interest paid	$24,179	$26,634
Income taxes paid (1)	—	155
Non-Cash Activity:
Common stock dividends declared and accrued	48,597	46,167
Change in accrued property, acquisition, development, and tenant expenditures	10,849	3,481

(1) This represents state income taxes paid in conjunction with gains from sales transactions.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash recorded on the consolidated balance sheets to cash, cash equivalents, and restricted cash in the consolidated statements of cash flows (in thousands):

	March 31, 2022	December 31, 2021
Cash and cash equivalents	$7,000	$8,937
Restricted cash	1,231	1,231
Total cash, cash equivalents, and restricted cash	$8,231	$10,168
15. REPORTABLE SEGMENTS
The Company's segments are based on the method of internal reporting, which classifies operations by property type and geographical area. The segments by property type are Office and Non-Office. The segments by geographical region are Atlanta, Austin, Charlotte, Dallas, Phoenix, Tampa, and other markets. Included in other markets are properties located in Chapel Hill, Houston, Nashville, and Fort Worth (sold in April 2021). Included in Non-Office are retail and apartments in Chapel Hill and Atlanta, as well as the College Street Garage in Charlotte. In the third quarter of 2021, with the sale of the Company's One South at the Plaza office property, the Company reassessed the segment for the College Street Garage and began to treat it as Non-Office for all periods presented. These reportable segments represent an aggregation of operating segments reported to the Chief Operating Decision Maker based on similar economic characteristics that include the type of property and the geographical location. Each segment includes both consolidated operations and the Company's share of joint venture operations.
Company management evaluates the performance of its reportable segments based in part on net operating income (“NOI”). NOI represents rental property revenues, less termination fees, less rental property operating expenses. NOI is not a measure of cash flows or operating results as measured by GAAP, is not indicative of cash available to fund cash needs, and should not be considered an alternative to cash flows as a measure of liquidity. All companies may not calculate NOI in the same manner. The Company considers NOI to be an appropriate supplemental measure to net income as it helps both management and investors understand the core operations of the Company's operating assets. NOI excludes fee income, other revenue, corporate general and administrative expenses, reimbursed expenses, interest expense, depreciation and amortization, impairments, gains/loss on sales of real estate, gain/loss on extinguishment of debt, transaction costs, and other non-operating items.

Segment net income, amount of capital expenditures, and total assets are not presented in the following tables because management does not utilize these measures when analyzing its segments or when making resource allocation decisions. Information on the Company's segments along with a reconciliation of NOI to net income for the three months ended March 31, 2022 and 2021 are as follows (in thousands):

Three Months Ended March 31, 2022	Office	Non-Office	Total
Revenues:
Atlanta	$68,014	$423	$68,437
Austin	61,224	—	61,224
Charlotte	13,503	985	14,488
Dallas	4,196	—	4,196
Phoenix	13,430	—	13,430
Tampa	16,924	—	16,924
Other markets	7,328	1,358	8,686
Total segment revenues	184,619	2,766	187,385
Less: Company's share of rental property revenues from unconsolidated joint ventures	(2,377)	(1,781)	(4,158)
Total rental property revenues	$182,242	$985	$183,227

Three Months Ended March 31, 2021	Office	Non-Office	Total
Revenues:
Atlanta	$64,792	$359	$65,151
Austin	58,033	—	58,033
Charlotte	21,168	559	21,727
Dallas	4,484	—	4,484
Phoenix	12,738	—	12,738
Tampa	14,571	—	14,571
Other markets	14,095	1,245	15,340
Total segment revenues	189,881	2,163	192,044
Less: Company's share of rental property revenues from unconsolidated joint ventures	(5,633)	(1,604)	(7,237)
Total rental property revenues	$184,248	$559	$184,807

NOI by reportable segment for the three months ended March 31, 2022 and 2021 are as follows (in thousands):

Three Months Ended March 31, 2022	Office	Non-Office	Total
Net Operating Income:
Atlanta	$44,173	$235	$44,408
Austin	36,367	—	36,367
Charlotte	10,011	643	10,654
Dallas	3,308	—	3,308
Phoenix	8,975	—	8,975
Tampa	10,691	—	10,691
Other markets	4,295	909	5,204
Total Net Operating Income	$117,820	$1,787	$119,607

Three Months Ended March 31, 2021	Office	Non-Office	Total
Net Operating Income:
Atlanta	$43,045	$151	$43,196
Austin	34,278	—	34,278
Charlotte	14,997	260	15,257
Dallas	3,551	—	3,551
Phoenix	9,025	—	9,025
Tampa	9,402	—	9,402
Other markets	7,541	874	8,415
Total Net Operating Income	$121,839	$1,285	$123,124

The following reconciles Net Operating Income to net income for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2022	2021
Net Operating Income	$119,607	$123,124
Net operating income from unconsolidated joint ventures	(2,719)	(4,754)
Fee income	1,388	4,529
Termination fee income	1,462	42
Other income	2,283	214
Reimbursed expenses	(360)	(368)
General and administrative expenses	(8,063)	(6,733)
Interest expense	(15,525)	(17,208)
Depreciation and amortization	(70,744)	(70,870)
Other expenses	(221)	(590)
Income from unconsolidated joint ventures	1,124	1,903
Gain on sales of investments in unconsolidated joint ventures	—	39
Loss on investment property transactions	(69)	(17)
Net income	$28,163	$29,311

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
Overview of 2022 Performance and Company and Industry Trends
Cousins Properties Incorporated ("Cousins") (and collectively, with its subsidiaries, the "Company," "we," "our," or "us") is a publicly traded (NYSE: CUZ), self-administered, and self-managed real estate investment trust, or REIT. Cousins conducts substantially all of its business through Cousins Properties LP ("CPLP"). Cousins owns in excess of 99% of CPLP and consolidates CPLP. CPLP owns Cousins TRS Services LLC, a taxable entity that owns and manages its own real estate portfolio and performs certain real estate related services for other parties. Our strategy is to create value for our stockholders through ownership of the premier urban office portfolio in the Sun Belt markets, with a particular focus on Atlanta, Austin, Charlotte, Phoenix, Tampa, Dallas, and Nashville. This strategy is based on a disciplined approach to capital allocation that includes asset acquisitions, selective development projects, and timely dispositions of non-core assets. This strategy is also based on a simple, flexible, and low-leveraged balance sheet that allows us to pursue compelling growth opportunities at the most advantageous points in the cycle. To implement this strategy, we leverage our strong local operating platforms within each of our major markets.
During the quarter, we leased or renewed 324,000 square feet of office space. The weighted average net effective rent of these leases, representing base rent net of operating expense reimbursements and leasing costs, was $23.74 per square foot. For those office spaces that were under lease within the past year, net effective rent increased 27.4%. Same property net operating income (defined below) for consolidated properties and our share of unconsolidated properties decreased 2.0% between the three months ended March 31, 2022 and 2021.
As it relates to the COVID-19 pandemic, we continue to see increases in physical occupancy at our properties, which we expect will result in continued increases in demand for parking as well as increases in certain operating expenses. We cannot predict, however, how the COVID-19 pandemic (including the spread of variant strains) may impact our operations in the future. A prolonged economic downturn resulting from the pandemic or other socio-economic factors could adversely affect many of our tenants or prospective tenants, which could, in turn, adversely impact our business, financial condition, and results of operations.
Results of Operations For The Three Months Ended March 31, 2022
General
Net income available to common stockholders for the three months ended March 31, 2022 was $28.0 million. For the three months ended March 31, 2021, the net income available to common stockholders was $29.1 million. We detail below material changes in the components of net income available to common stockholders for the three months ended March 31, 2022 compared to 2021.
Rental Property Revenue, Rental Property Operating Expenses, and Net Operating Income
The following results include the performance of our Same Property portfolio. Our Same Property portfolio includes office properties that were stabilized and owned by us for the entirety of each comparable reporting period presented. A stabilized property is one that has achieved 90% economic occupancy or has been substantially complete and owned by us for one year. Same Property amounts for the 2022 versus 2021 comparison are from properties that were stabilized and owned as of January 1, 2021 through March 31, 2022.
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

Rental property revenues, rental property operating expenses, and NOI changed between the 2022 and 2021 periods as follows ($ in thousands):

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
Rental Property Revenues
Same Property	$160,576	$161,566	$(990)	(0.6)%
Non-Same Property	21,189	23,199	(2,010)	(8.7)%
	181,765	184,765	(3,000)	(1.6)%

Termination Fee Income	1,462	42	1,420
Total Rental Property Revenues	$183,227	$184,807	$(1,580)

Rental Property Operating Expenses
Same Property	$58,343	$57,141	$1,202	2.1%
Non-Same Property	6,534	9,254	(2,720)	(29.4)%
Total Rental Property Operating Expenses	$64,877	$66,395	$(1,518)	(2.3)%

Net Operating Income
Same Property NOI	$102,233	$104,425	$(2,192)	(2.1)%
Non-Same Property NOI	14,655	13,945	710	5.1%
Total NOI	$116,888	$118,370	$(1,482)	(1.3)%
Non-Same Property Rental Property Revenues and Operating Expenses decreased due to the 2021 sales of Burnett Plaza, 816 Congress, and One South at the Plaza; the 2022 commencement of a full building redevelopment project at Promenade Central, which was partially offset by the 2021 acquisitions of 725 Ponce and Heights Union and the consolidation of 300 Colorado upon purchase of our partners' interests in the venture in the fourth quarter of 2021.
Same Property Rental Property Operating Expenses increased primarily due to an increase in physical occupancy at our properties.
Termination Fee income increased $1.4 million for the three months ended March 31, 2022 compared to the same period in the prior year due to the timing of termination notices and expected move outs.
Fee Income and Other Income
Fee income decreased $3.1 million, or 69.4%, for the three months ended March 31, 2022 compared to the same period in the prior year. This decrease is due to declining development activities related to the Norfolk Southern transactions described in note 2 to the unaudited condensed consolidated financial statements set forth in this Form 10-Q.
Other income increased $2.1 million for the three months ended March 31, 2022 compared to the same period in the prior year primarily due to receipt of final payment of contingent rights related to a previously disposed investment.
General and Administrative Expenses
General and administrative expenses increased $1.3 million, or 19.8%, for the three months ended March 31, 2022 compared to the same period in the prior year. This increase is primarily driven by changes in stock compensation expense.
Interest Expense
Interest expense, net of amounts capitalized, decreased $1.7 million, or 9.8%, for the three months ended March 31, 2022, compared to the same period in the prior year. This decrease is primarily due to increased capitalized expense as a result of development and redevelopment activities, partially offset by an increase in LIBOR and increased borrowings from the Term Loan.
Depreciation and Amortization
Depreciation and amortization changed between the 2022 and 2021 periods as follows ($ in thousands):

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
Depreciation and Amortization
Same Property	$61,775	$63,280	$(1,505)	(2.4)%
Non-Same Property	8,814	7,432	1,382	18.6%
Non-Real Estate Assets	155	158	(3)	(1.9)%
Total Depreciation and Amortization	$70,744	$70,870	$(126)	(0.2)%

Depreciation and amortization of Non-Same Property increased due to the 2021 acquisitions of 725 Ponce and Heights Union; the consolidation of 300 Colorado upon purchase of our partners' interests in the venture in the fourth quarter of 2021, partially offset by the 2021 sales of 816 Congress and One South at the Plaza and the 2022 commencement of a full building redevelopment project at our Promenade Central operating property.
Income from Unconsolidated Joint Ventures
Income from unconsolidated joint ventures consisted of the Company's share of the following ($ in thousands):

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
Net operating income	$2,719	$4,754	$(2,035)	(42.8)%
Other income, net	22	29	(7)	(24.1)%
Depreciation and amortization	(1,124)	(2,365)	1,241	(52.5)%
Interest expense	(617)	(515)	(102)	19.8%
Net gain on sale of investment property	124	—	124	N/A
Income from unconsolidated joint ventures	$1,124	$1,903	$(779)	(40.9)%
Net operating income from unconsolidated joint ventures and depreciation and amortization decreased between the 2022 and 2021 three month periods primarily due to the sale of our interest in the DC Charlotte Plaza LLLP venture in September 2021.
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

The reconciliation of net income to FFO is as follows for the three months ended March 31, 2022 and 2021 (in thousands, except per share information):

	2022			2021
	Dollars	Weighted Average Common Shares	Per Share Amount	Dollars	Weighted Average Common Shares	Per Share Amount
Net Income Available to Common Stockholders	$27,984	148,739	$0.19	$29,110	148,624	$0.20
Noncontrolling interest related to unitholders	6	25	—	6	25	—
Conversion of stock options	—	—	—	—	4	—
Conversion of unvested restricted stock units	—	238	—	—	72	—

Net Income — Diluted	27,990	149,002	0.19	29,116	148,725	0.20
Depreciation and amortization of real estate assets:
Consolidated properties	70,589	—	0.47	70,712	—	0.47
Share of unconsolidated joint ventures	1,124	—	0.01	2,365	—	0.02
Partners' share of real estate depreciation	(223)	—	—	(211)	—	—
Loss (gain) on sale of depreciated properties:
Consolidated properties	69	—	—	17	—	—
Share of unconsolidated joint ventures	(124)	—	—	—	—	—
Investments in unconsolidated joint ventures	—	—	—	(39)	—	—
Funds From Operations	$99,425	149,002	$0.67	$101,960	148,725	$0.69

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
The following table reconciles NOI for consolidated properties to net income for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2022	2021
Net income	$28,163	$29,311
Net operating income from unconsolidated joint ventures	2,719	4,754
Fee income	(1,388)	(4,529)
Termination fee income	(1,462)	(42)
Other income	(2,283)	(214)
Reimbursed expenses	360	368
General and administrative expenses	8,063	6,733
Interest expense	15,525	17,208
Depreciation and amortization	70,744	70,870
Other expenses	221	590
Income from unconsolidated joint ventures	(1,124)	(1,903)
Gain on sale of investment in unconsolidated joint ventures	—	(39)
Loss on investment property transactions	69	17
Net Operating Income	$119,607	$123,124

Liquidity and Capital Resources
Our primary short-term and long-term liquidity needs include the following:
•property and land acquisitions;
•expenditures on development and redevelopment projects;
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
As of March 31, 2022, we had $345.0 million drawn under the Credit Facility with the ability to borrow the remaining $655.0 million, as well as $7.0 million of cash and cash equivalents. We expect to have sufficient liquidity to meet our obligations for the foreseeable future.
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
Our existing mortgage debt is comprised of non-recourse, fixed-rate mortgage notes secured by various real estate assets. We expect to either refinance our non-recourse mortgage loans at maturity or repay the mortgage loans with other capital resources, including our credit facility, unsecured debt, non-recourse mortgages, construction loans, the sale of assets, joint venture equity, the issuance of common stock, the issuance of preferred stock, or the issuance of units of CPLP. Many of our non-recourse mortgages contain covenants that, if not satisfied, could result in acceleration of the maturity of the debt. We are in compliance with all covenants of our existing non-recourse mortgages, Credit Facility, unsecured senior notes, and $350 million unsecured term loan.
70% of our debt bears interest at a fixed rate. Our variable-interest debt instruments, including our Credit Facility and Term Loan, may use LIBOR as a benchmark for establishing the rate. The London Interbank Offered Rate ("LIBOR") has been the subject of regulatory guidance and proposals for reform, and in July 2017, the United Kingdom's Financial Conduct Authority ("FCA") (the authority that regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. In March 2021, the FCA announced that it now intends to cease the US dollar LIBOR setting on June 30, 2023. These reforms may cause LIBOR to no longer be provided or to perform differently than in the past. Recent proposals for LIBOR reforms may result in the establishment of new methods of calculating LIBOR or the establishment of one or more alternative benchmark rates. If LIBOR is no longer widely available, or otherwise at our option, our variable-interest debt instruments, including our Credit Facility and Term Loan, provide for alternate interest rate calculations, based on metrics other than LIBOR, including the Secured Overnight Financing Rate ("SOFR").
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

Future Capital Requirements
To meet capital requirements for future investment activities over the long-term, we intend to actively manage our portfolio of properties and strategically sell assets to exit our non-core holdings and reposition our portfolio. We expect to continue to utilize cash retained from operations, as well as third-party sources of capital such as indebtedness, to fund future commitments as well as utilize construction facilities for some development assets, if available and under appropriate terms.
We may also generate capital through the issuance of securities that include common or preferred stock, warrants, debt securities, depository shares, or the issuance of CPLP limited partnership units.
Our business model also includes raising or recycling capital, which can assist in meeting obligations and funding development and acquisition activity. If one or more sources of capital are not available when required, we may be forced to reduce the number of projects we acquire or develop and/or raise capital on potentially unfavorable terms, or we may be unable to raise capital, which could have an adverse effect on our financial position or results of operations.
Cash Flows
We report and analyze our cash flows based on operating activities, investing activities, and financing activities. The following table sets forth the changes in cash flows (in thousands):

	Three Months Ended March 31,
	2022	2021	Change
Net cash provided by operating activities	$24,125	$35,777	$(11,652)
Net cash used in investing activities	(93,465)	(35,772)	(57,693)
Net cash provided by financing activities	67,403	9,689	57,714
The reasons for significant increases and decreases in cash flows between the periods are as follows:
Cash Flows from Operating Activities. Cash flows provided by operating activities decreased $11.7 million between the 2022 and 2021 three month periods primarily due to the timing of tenant payments.
Cash Flows from Investing Activities. Cash flows used in investing activities increased $57.7 million between the 2022 and 2021 three month periods primarily due to 2022 redevelopment activity at two of our operating properties, including a full building redevelopment of Promenade Central; pro-rata contributions to the Neuhoff Holdings LLC joint venture to fund the development of the Neuhoff mixed use project that commenced in third quarter 2021; and a first quarter 2021 pro-rata distribution of proceeds from a mortgage note issuance from our Carolina Square Holdings LP joint venture.
Cash Flows from Financing Activities. Cash flows provided by financing activities increased $57.7 million between the 2022 and 2021 three month periods primarily due to an increase in net borrowings on our Credit Facility.
Capital Expenditures. We incur costs related to our real estate assets that include acquisition of properties, development of new properties, redevelopment of existing or newly purchased properties, leasing costs (including tenant improvements) for new or replacement tenants, and ongoing property repairs and maintenance.
Capital expenditures for assets we develop or acquire and then hold and operate are included in the property acquisition, development, and tenant asset expenditures line item within investing activities on the consolidated statements of cash flows. Amounts accrued are removed from the table below (accrued capital adjustment) to show the components of these costs on a cash basis. Components of costs included in this line item for the three months ended March 31, 2022 and 2021 are as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Operating — building improvements	$32,547	$16,725
Development	32,325	16,123
Operating — leasing costs	18,432	14,156
Capitalized interest	3,452	1,312
Capitalized personnel costs	1,872	1,398
Purchase of land held-for-investment	—	8,174
Change in accrued capital expenditures	(10,849)	3,481
Total property acquisition, development, and tenant asset expenditures	$77,779	$61,369

Capital expenditures increased $16.4 million between the 2022 and 2021 periods primarily due to 2022 redevelopment activities at two of our operating properties, including a full building redevelopment of Promenade Central, partially offset by a change in accrued capital expenditures.
The amounts of tenant improvement and leasing costs for our office portfolio on a per square foot basis for the three months ended March 31, 2022 and 2021 were as follows:

	2022	2021
New leases	$13.73	$11.43
Renewal leases	$9.04	$6.01
Expansion leases	$9.88	$11.28
The amounts of tenant improvement and leasing costs on a per square foot basis vary by lease and by market.
Dividends. We paid common dividends of $46.1 million and $44.6 million in the three months ended March 31, 2022 and 2021, respectively. We expect to fund our future quarterly common dividends with cash provided by operating activities, also using proceeds from investment property sales, distributions from unconsolidated joint ventures, indebtedness, and proceeds from offerings of equity securities, if necessary.
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
Off Balance Sheet Arrangements
General. We have a number of off balance sheet joint ventures with varying structures, as described in note 8 of our 2021 Annual Report on Form 10-K and note 4 of this Form 10-Q. The joint ventures in which we have an interest are involved in the ownership, acquisition, and/or development of real estate. A venture will fund capital requirements or operational needs with cash from operations or financing proceeds, if possible. If additional capital is deemed necessary, a venture may request a contribution from the partners, and we will evaluate such request.
Debt. At March 31, 2022, our unconsolidated joint ventures had aggregate outstanding indebtedness to third parties of $225.4 million. These loans are generally mortgage or construction loans, which are non-recourse to us. In addition, in certain instances, we provide “non-recourse carve-out guarantees” on these non-recourse loans. Certain of these loans have variable interest rates, which creates exposure to the ventures in the form of market risk from interest rate changes.
Critical Accounting Policies
There have been no material changes in the critical accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes in the market risk associated with our notes payable at March 31, 2022 compared to that as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.
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
Item 1A. Risk Factors.
Risk factors that affect our business and financial results are discussed in Part I, "Item 1A. Risk Factors," of our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes in our risk factors from those previously disclosed in our Annual Report. You should carefully consider the risks described in our Annual Report, which could materially affect our business, financial condition, or future results. The risks described in our Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
For information on our equity compensation plans, see note 16 of our Annual Report on Form 10-K, and note 12 to the unaudited condensed consolidated financial statements set forth in this Form 10-Q. We did not make any sales of unregistered securities or purchase any common shares during the first quarter of 2022.
Item 5.    Other Information.
Results of 2022 Annual Meeting of Stockholders
On April 26, 2022, the Company held its annual meeting of stockholders. Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended. The following matters were submitted to a vote of the stockholders:
Proposal 1 - the votes regarding the election of eight directors for a term expiring in 2022 were as follows:

Name	For	Against	Abstentions	Broker Non-Votes
Charles T. Cannada	128,960,819	1,142,482	85,541	5,336,364
Robert M. Chapman	129,469,885	633,096	85,861	5,336,364
M. Colin Connolly	129,648,352	455,344	85,146	5,336,364
Scott W. Fordham	129,653,455	460,265	75,122	5,336,364
Lillian C. Giornelli	125,467,601	4,636,560	84,681	5,336,364
R. Kent Griffin, Jr.	127,971,478	2,142,312	75,052	5,336,364
Donna W. Hyland	128,924,442	1,180,214	84,186	5,336,364
Dionne Nelson	129,338,146	767,349	83,347	5,336,364
R. Dary Stone	127,738,960	2,373,181	76,701	5,336,364
Proposal 2 - the advisory votes on executive compensation, often referred to as "say on pay," were as follows:

For	Against	Abstentions	Broker Non-Votes
119,129,696	10,944,704	114,442	5,336,364
Proposal 3 - As a result of the approval by stockholders, the Cousins 2021 Employee Stock Purchase Plan became effective on April 26, 2022. The votes to approve the Cousins 2021 Employee Stock Purchase Plan were as follows:

For	Against	Abstentions	Broker Non-Votes
130,015,415	118,570	54,857	5,336,364
Proposal 4 - the votes to ratify the appointment of Deloitte & Touche LLP as the Company's independent registered public accountant firm for the fiscal year ending December 31, 2022 were as follows:

For	Against	Abstentions
130,783,868	4,664,403	76,935

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

COUSINS PROPERTIES INCORPORATED
/s/ Gregg D. Adzema
Gregg D. Adzema
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)
Date: April 28, 2022