Form 10-Q
period 2022-06-30
COUSINS PROPERTIES INC
filed 2022-07-28
CIK 25232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 22, 2022
Common Stock, $1 par value per share	151,434,281 shares

FORWARD-LOOKING STATEMENTS

Certain matters contained in this report are “forward-looking statements” within the meaning of the federal securities laws and are subject to uncertainties and risks, as itemized in Item 1A included in the Annual Report on Form 10-K for the year ended December 31, 2021, and as itemized herein. These forward-looking statements include information about the Company's possible or assumed future results of the business and the Company's financial condition, liquidity, results of operations, plans, and objectives. They also include, among other things, statements regarding subjects that are forward-looking by their nature, such as:
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
•changes to the Company's strategy in regard to the Company's real estate assets, which may require impairment to be recognized;
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
•cyber security breaches;
•changes in senior management, changes in the Board, and the loss of key personnel;

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

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2022	December 31, 2021
	(unaudited)
Assets:
Real estate assets:
Operating properties, net of accumulated depreciation of $971,023 and $874,988 in 2022 and 2021, respectively	$6,630,212	$6,506,910
Projects under development	90,622	174,803
Land	157,680	157,681
	6,878,514	6,839,394

Cash and cash equivalents	4,057	8,937
Restricted cash	1,231	1,231
Accounts receivable	9,688	12,553
Deferred rents receivable	166,654	154,866
Investment in unconsolidated joint ventures	103,215	77,811
Intangible assets, net	151,550	168,553
Other assets, net	65,215	48,689
Total assets	$7,380,124	$7,312,034
Liabilities:
Notes payable	$2,305,637	$2,237,509
Accounts payable and accrued expenses	208,417	224,523
Deferred income	75,226	74,515
Intangible liabilities, net	57,327	63,223
Other liabilities	100,822	111,864
Total liabilities	2,747,429	2,711,634
Commitments and contingencies
Equity:
Stockholders' investment:
Common stock, $1 par value per share, 300,000,000 shares authorized, 154,024,945 and 151,272,969 shares issued and outstanding in 2022 and 2021, respectively	154,025	151,273
Additional paid-in capital	5,627,133	5,549,308
Treasury stock at cost, 2,584,933 shares in 2022 and 2021	(148,473)	(148,473)
Distributions in excess of cumulative net income	(1,020,590)	(985,338)
Total stockholders' investment	4,612,095	4,566,770
Nonredeemable noncontrolling interests	20,600	33,630
Total equity	4,632,695	4,600,400
Total liabilities and equity	$7,380,124	$7,312,034

See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues:
Rental property revenues	$183,174	$181,766	$366,401	$366,573
Fee income	2,305	4,803	3,693	9,332
Other	201	68	2,484	282
	185,680	186,637	372,578	376,187
Expenses:
Rental property operating expenses	62,216	63,716	127,093	130,111
Reimbursed expenses	677	398	1,037	766
General and administrative expenses	6,996	7,313	15,059	14,046
Interest expense	16,549	16,656	32,074	33,864
Depreciation and amortization	69,861	71,456	140,605	142,326
Other	425	824	646	1,414
	156,724	160,363	316,514	322,527

Income from unconsolidated joint ventures	5,280	1,795	6,404	3,698
Gain on sales of investments in unconsolidated joint ventures	—	—	—	39
Gain (loss) on investment property transactions	28	(9)	(41)	(26)
Loss on extinguishment of debt	(100)	—	(100)	—
Net income	34,164	28,060	62,327	57,371
Net loss (income) attributable to noncontrolling interests	(112)	93	(291)	(108)
Net income available to common stockholders	$34,052	$28,153	$62,036	$57,263

Net income per common share — basic and diluted	$0.23	$0.19	$0.42	$0.39
Weighted average shares — basic	148,837	148,665	148,788	148,644
Weighted average shares — diluted	149,142	148,740	149,090	148,716

See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited; in thousands except per share amounts)

Three Months Ended June 30, 2022
	Common Stock	Additional Paid-In Capital	Treasury Stock	Distributions in Excess of Net Income	Stockholders’ Investment	Nonredeemable Noncontrolling Interests	Total Equity
Balance March 31, 2022	$151,349	$5,550,718	$(148,473)	$(1,005,951)	$4,547,643	$35,002	$4,582,645
Net income	—	—	—	34,052	34,052	112	34,164
Common stock issued under the ATM, net of issuance costs	2,632	100,475	—	—	103,107	—	103,107
Common stock issued pursuant to stock-based compensation	44	1,496	—	—	1,540	—	1,540
Amortization of stock based compensation, net of forfeitures	—	2,082	—	4	2,086	—	2,086
Purchase of interest in consolidated joint venture	—	(27,638)	—	—	(27,638)	(15,749)	(43,387)
Contributions from nonredeemable noncontrolling interests	—	—	—	—	—	1,241	1,241
Distributions to nonredeemable noncontrolling interests	—	—	—	—	—	(6)	(6)
Common dividends ($0.32 per share)	—	—	—	(48,695)	(48,695)	—	(48,695)
Balance June 30, 2022	$154,025	$5,627,133	$(148,473)	$(1,020,590)	$4,612,095	$20,600	$4,632,695

Three Months Ended June 30, 2021
	Common Stock	Additional Paid-In Capital	Treasury Stock	Distributions in Excess of Net Income	Stockholders’ Investment	Nonredeemable Noncontrolling Interests	Total Equity
Balance March 31, 2021	$151,240	$5,543,549	$(148,473)	$(1,095,361)	$4,450,955	$30,293	$4,481,248
Net income	—	—	—	28,153	28,153	(93)	28,060
Common stock issued pursuant to stock based compensation	35	1,300	—	—	1,335	—	1,335
Amortization of stock-based compensation, net of forfeitures	(2)	1,487	—	—	1,485	—	1,485
Contributions from nonredeemable noncontrolling interests	—	—	—	—	—	1,687	1,687
Distributions to nonredeemable noncontrolling interests	—	—	—	—	—	(346)	(346)
Common dividends ($0.31 per share)	—	—	—	(46,065)	(46,065)	—	(46,065)
Balance June 30, 2021	$151,273	$5,546,336	$(148,473)	$(1,113,273)	$4,435,863	$31,541	$4,467,404

See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited; in thousands except per share amounts)

Six Months Ended June 30, 2022
	Common Stock	Additional Paid-In Capital	Treasury Stock	Distributions in Excess of Net Income	Stockholders’ Investment	Nonredeemable Noncontrolling Interests	Total Equity
Balance December 31, 2021	$151,273	$5,549,308	$(148,473)	$(985,338)	$4,566,770	$33,630	$4,600,400
Net income	—	—	—	62,036	62,036	291	62,327
Common stock issued under the ATM, net of issuance costs	2,632	100,475	—	—	103,107	—	103,107
Common stock issued pursuant to stock based compensation	120	490	—	—	610	—	610
Amortization of stock-based compensation, net of forfeitures	—	4,498	—	4	4,502	—	4,502
Purchase of interest in consolidated joint venture	—	(27,638)	—	—	(27,638)	(15,749)	(43,387)
Contributions from nonredeemable noncontrolling interests	—	—	—	—	—	2,520	2,520
Distributions to nonredeemable noncontrolling interests	—	—	—	—	—	(92)	(92)
Common dividends ($0.64 per share)	—	—	—	(97,292)	(97,292)	—	(97,292)
Balance June 30, 2022	$154,025	$5,627,133	$(148,473)	$(1,020,590)	$4,612,095	$20,600	$4,632,695

Six Months Ended June 30, 2021
	Common Stock	Additional Paid-In Capital	Treasury Stock	Distributions in Excess of Net Income	Stockholders’ Investment	Nonredeemable Noncontrolling Interests	Total Equity
Balance December 31, 2020	$151,149	$5,542,762	$(148,473)	$(1,078,304)	$4,467,134	$28,404	$4,495,538
Net income	—	—	—	57,263	57,263	108	57,371
Common stock issued pursuant to stock-based compensation	126	426	—	—	552	—	552
Amortization of stock options, restricted stock, and restricted stock units, net of forfeitures	(2)	3,148	—	—	3,146	—	3,146
Contributions from nonredeemable noncontrolling interests	—	—	—	—	—	3,382	3,382
Distributions to nonredeemable noncontrolling interests	—	—	—	—	—	(353)	(353)
Common dividends ($0.62 per share)	—	—	—	(92,232)	(92,232)	—	(92,232)
Balance June 30, 2021	$151,273	$5,546,336	$(148,473)	$(1,113,273)	$4,435,863	$31,541	$4,467,404

See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in thousands)

	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$62,327	$57,371
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales of investment in unconsolidated joint ventures	—	(39)
Loss on investment property transactions	41	26
Depreciation and amortization	140,605	142,326
Amortization of deferred financing costs and premium on notes payable	(130)	(272)
Equity-classified stock-based compensation expense, net of forfeitures	5,292	4,487
Effect of non-cash adjustments to rental revenues	(17,961)	(18,378)
Income from unconsolidated joint ventures	(6,404)	(3,698)
Operating distributions from unconsolidated joint ventures	3,161	7,677
Loss on extinguishment of debt	100	—
Changes in other operating assets and liabilities:
Change in receivables and other assets, net	(2,463)	(3,383)
Change in operating liabilities, net	(26,879)	(18,427)
Net cash provided by operating activities	157,689	167,690
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from investment property sales, net	—	127,023
Proceeds from sale of interest in unconsolidated joint ventures, net	—	43
Property acquisition, development, and tenant asset expenditures	(172,206)	(116,009)
Return of capital distributions from unconsolidated joint venture	10,752	25,955
Contributions to unconsolidated joint ventures	(31,892)	(656)
Net cash provided by (used in) investing activities	(193,346)	36,356
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facility	269,500	192,000
Repayment of credit facility	(192,000)	(392,400)
Repayment of notes payable	(8,436)	(8,102)
Common stock issued under the ATM	101,668	—
Payment of deferred financing costs	(5,299)	(3,014)
Contributions from nonredeemable noncontrolling interests	2,520	3,382
Distributions to nonredeemable noncontrolling interests	(92)	(353)
Common dividends paid	(93,697)	(90,649)
Purchase of partners' interest in consolidated joint venture	(43,387)	—
Issuance of term loan	—	350,000
Repayment of term loan	—	(250,000)
Net cash provided by (used in) financing activities	30,777	(199,136)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(4,880)	4,910
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	10,168	6,138
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$5,288	$11,048
See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
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
Cousins, CPLP, CTRS, and their subsidiaries (collectively, the “Company”) develop, acquire, lease, manage, and own primarily Class A office properties and mixed-use developments in the Sun Belt markets of the United States with a focus on Atlanta, Austin, Charlotte, Phoenix, Tampa, Dallas, and Nashville. Cousins has elected to be taxed as a REIT and intends to, among other things, distribute at least 100% of its net taxable income to stockholders, thereby eliminating any liability for federal income taxes under current law. Therefore, the results included herein do not include a federal income tax provision for Cousins. As of June 30, 2022, the Company's portfolio of real estate assets consisted of interests in 18.7 million square feet of office space and 620,000 square feet of other space.
Basis of Presentation: The condensed consolidated financial statements are unaudited and were prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, these financial statements reflect all adjustments necessary (which adjustments are of a normal and recurring nature) for the fair presentation of the Company's financial position as of June 30, 2022 and the results of operations for the three and six months ended June 30, 2022 and 2021. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of results expected for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021. The accounting policies employed are substantially the same as those shown in note 2 to the consolidated financial statements included therein.
For the three and six months ended June 30, 2022 and 2021, there were no items of other comprehensive income. Therefore, the Company did not present comprehensive income.
The Company evaluates all partnerships, joint ventures, and other arrangements with variable interests to determine if the entity or arrangement qualifies as a variable interest entity ("VIE"), as defined in the Financial Accounting Standard Board's ("FASB") Accounting Standards Codification ("ASC"). If the entity or arrangement qualifies as a VIE and the Company is determined to be the primary beneficiary, the Company is required to consolidate the assets, liabilities, and results of operations of the VIE. At June 30, 2022, the Company had no investments or interests in any VIEs.
2. TRANSACTIONS WITH NORFOLK SOUTHERN RAILWAY COMPANY
On March 1, 2019, the Company entered into a series of agreements and executed related transactions with Norfolk Southern Railway Company (“NS”) as follows:
•Sold land to NS for $52.5 million.
•Executed a Development Agreement with NS whereby the Company receives fees totaling $5.0 million in consideration for development services for NS’s corporate headquarters that has been constructed on the land sold to NS.
•Executed a Consulting Agreement with NS whereby the Company receives fees totaling $32.0 million in consideration for consulting services for NS’s corporate headquarters. The Development Agreement and Consulting Agreement are collectively referred to below as the “Fee Agreements.”
•Purchased a building from NS (“Promenade Central”) for $82.0 million subject to a three-year market rate lease with NS that covered the entire building and expired December 31, 2021.
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
The Company determined that control of the services to be provided is being transferred over time and, thus, the Company must recognize the $52.3 million contract price in revenue as it satisfies the performance obligation. The Company determined that the inputs method of measuring progress of satisfying the performance obligation was the most appropriate method of recognizing revenue for the services component. Therefore, the Company began recognizing revenue in the quarter ended March 31, 2019, and will continue to recognize revenue based upon the time spent by the Company’s employees in providing these services as compared to the total estimated time required to satisfy the performance obligation. During the three months ended June 30, 2022 and 2021, respectively, the Company recognized $1.4 million and $4.2 million in fee income in its consolidated statements of operations related to the services provided to NS. During the six months ended June 30, 2022 and 2021, respectively, the Company recognized $2.2 million and $7.9 million in fee income in its consolidated statements of operations related to the services provided to NS. As of June 30, 2022, the Company had no deferred income related to NS included in the consolidated balance sheet. As of December 31, 2021, the Company had deferred income of $1.8 million related to NS included in the consolidated balance sheet. At June 30, 2022, $1.0 million was remaining to be recognized in revenue related to this performance obligation.
3. REAL ESTATE
Acquisitions
On March 12, 2021, a 95% owned consolidated joint venture acquired a 0.24 acre land parcel in Atlanta for a gross purchase price of $8.0 million.
On April 21, 2022, the Company purchased its partner's 10% joint venture interest in HICO Avalon, LLC and HICO Avalon II, LLC, which consisted of the 8000 and 10000 Avalon office properties. This transaction did not result in a change in control and any difference between the purchase price of $43.4 million, which included a promote to our partner related to increases in fair value in excess of cost, and the $15.7 million book value of the outside partner's non-controlling interest is recorded as additional paid in capital in the equity section of the Company's consolidated balance sheet. The Company's consolidated basis in Avalon's assets and liabilities was unchanged by this transaction.
Dispositions
On April 7, 2021, the Company sold Burnett Plaza in Fort Worth for a gross sales price of $137.5 million and recorded a loss of $19,000.
Impairment
The Company tests buildings held for investment, by disposal groups, for impairment whenever changes in circumstances indicate a disposal group’s carrying value may not be recoverable. The test is conducted using undiscounted cash flows for the shorter of the building’s estimated hold period or its remaining useful life. When testing for recoverability of value of buildings held for investment, projected cash flows are used over its expected hold period. If the expected hold period includes some likelihood of shorter-term hold period from a potential sale, the probability of a sale is layered into the analysis. If any building's held-for-investment analysis were to fail the impairment test, its book value would be written down to its then current estimated fair value, before any selling expense, and that building would continue to depreciate over its remaining useful life. None of the Company’s held-for-investment buildings were impaired during any periods presented in the accompanying statement of operations while under the held-for-investment classification.
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
The Company may record impairment charges in future periods if the economy and the office industry weakens, the operating results of individual buildings are materially different from our forecasts, or we shorten our contemplated hold period for any operating buildings.
4. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES
The following information summarizes financial data and principal activities of the Company's unconsolidated joint ventures. The information included in the following table entitled summary of financial position is as of June 30, 2022 and December 31, 2021 (in thousands).

SUMMARY OF FINANCIAL POSITION
	Total Assets		Total Debt		Total Equity (Deficit)		Company's Investment
	2022	2021	2022	2021	2022	2021	2022		2021
Operating Properties:
AMCO 120 WT Holdings, LLC	$83,357	$83,546	$—	$—	$81,795	$82,739	$15,116		$15,347
Carolina Square Holdings LP	109,891	113,011	132,012	132,654	(36,021)	(34,066)	(16,927)	(1)	(15,786)	(1)
Crawford Long - CPI, LLC	25,564	24,709	63,744	64,566	(39,897)	(40,221)	(19,235)	(1)	(19,356)	(1)
Under Development:
Neuhoff Holdings LLC	248,003	133,691	43,648	28,390	162,511	93,218	83,805		47,529
Land:
715 Ponce Holdings LLC	8,274	8,150	—	—	8,248	8,150	4,219		4,165
HICO Victory Center LP	150	16,421	—	—	150	15,962	75		10,723
Other:
Other	—	518	—	—	—	11	—		47
	$475,239	$380,046	$239,404	$225,610	$176,786	$125,793	$67,053		$42,669
(1) Negative bases are included in deferred income on the consolidated balance sheets.

The information included in the summary of operations table is for the six months ended June 30, 2022 and 2021 (in thousands).

SUMMARY OF OPERATIONS
	Total Revenues		Net Income (Loss)		Company's Income (Loss) from Investment
	2022	2021	2022	2021	2022	2021
Operating Properties:
AMCO 120 WT Holdings, LLC	$5,160	$4,140	$1,397	$(116)	$271	$(29)
Carolina Square Holdings LP	7,860	8,789	722	1,518	304	704
Crawford Long - CPI, LLC	6,480	6,369	2,324	2,028	1,091	935
Under Development:
Neuhoff Holdings LLC	69	—	58	—	29	—
Land:
715 Ponce Holdings LLC	138	—	99	—	49	—
HICO Victory Center LP	72	164	6,853	164	4,557	84
Other:
Other	28	13,946	(12)	4,304	103	2,004
	$19,807	$33,408	$11,441	$7,898	$6,404	$3,698

On June 30, 2022, HICO Victory Center LP sold a 3.0 acre land parcel, in Uptown Dallas, held in an unconsolidated joint venture for a gross price of $23.1 million. The Company's share of the gain from the transaction was $4.5 million and is included in income from unconsolidated joint ventures on the statements of operations.
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
5. INTANGIBLE ASSETS AND LIABILITIES
At June 30, 2022 and December 31, 2021, intangible assets included the following (in thousands):

	2022	2021
In-place leases, net of accumulated amortization of $129,933 and $134,930 in 2022 and 2021, respectively	$115,148	$129,538
Below-market ground lease, net of accumulated amortization of $1,660 and $1,449 in 2022 and 2021, respectively	17,593	17,804
Above-market rents, net of accumulated amortization of $24,097 and $25,423 in 2022 and 2021, respectively	17,135	19,537
Goodwill	1,674	1,674
	$151,550	$168,553

At June 30, 2022 and December 31, 2021, intangible liabilities included the following (in thousands):

	2022	2021
Below-market rents, net of accumulated amortization of $48,426 and $55,079 in 2022 and 2021, respectively	$57,327	$63,223

Aggregate net amortization expense related to intangible assets and liabilities for the three and six months ended June 30, 2022 was $5.5 million and $11.1 million, respectively. Aggregate net amortization expense related to intangible assets and liabilities for the three and six months ended June 30, 2021 was $8.3 million and $16.3 million, respectively. Over the next five years and thereafter, aggregate amortization of these intangible assets and liabilities is anticipated to be as follows (in thousands):

	In-Place Leases	Below-Market Ground Lease	Above-Market Rents	Below-Market Rents
2022 (six months)	$12,775	$200	$2,144	$(5,116)
2023	23,101	400	3,771	(9,629)
2024	19,116	400	3,009	(8,908)
2025	15,387	400	2,015	(8,347)
2026	12,097	400	1,592	(6,594)
Thereafter	32,672	15,793	4,604	(18,733)
	$115,148	$17,593	$17,135	$(57,327)
The carrying amount of goodwill did not change during the three and six months ended June 30, 2022 and 2021.

6. OTHER ASSETS
Other assets on the consolidated balance sheets as of June 30, 2022 and December 31, 2021 included the following (in thousands):

	2022	2021
Predevelopment costs	$28,595	$20,677
Furniture, fixtures and equipment and other deferred costs, net of accumulated depreciation of $20,198 and $18,560 in 2022 and 2021, respectively	12,536	13,772
Prepaid expenses and other assets	11,333	6,998
Lease inducements, net of accumulated amortization of $4,399 and $3,721 in 2022 and 2021, respectively	6,851	5,735
Credit Facility deferred financing costs, net of accumulated amortization of $6,734 and $5,976 in 2022 and 2021, respectively	5,900	1,507
	$65,215	$48,689
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
7. NOTES PAYABLE
The following table summarizes the terms of notes payable outstanding at June 30, 2022 and December 31, 2021 ($ in thousands):

Description	Interest Rate (1)	Maturity (2)	2022	2021
Unsecured Notes:
Term Loan, Unsecured	2.63%	2024	$350,000	$350,000
Credit Facility, Unsecured	2.40%	2027	306,000	228,500
2019 Senior Notes, Unsecured	3.95%	2029	275,000	275,000
2017 Senior Notes, Unsecured	3.91%	2025	250,000	250,000
2019 Senior Notes, Unsecured	3.86%	2028	250,000	250,000
2019 Senior Notes, Unsecured	3.78%	2027	125,000	125,000
2017 Senior Notes, Unsecured	4.09%	2027	100,000	100,000
			1,656,000	1,578,500
Secured Mortgage Notes:
Fifth Third Center	3.37%	2026	131,934	133,672
Colorado Tower	3.45%	2026	110,862	112,150
Terminus 100	5.25%	2023	109,953	111,678
Promenade Tower	4.27%	2022	87,224	89,052
Domain 10	3.75%	2024	75,475	76,412
Terminus 200	3.79%	2023	71,640	72,561
Legacy Union One	4.24%	2023	66,000	66,000
			653,088	661,525
			$2,309,088	$2,240,025

Unamortized premium			1,995	3,910
Unamortized loan costs			(5,446)	(6,426)
Total Notes Payable			$2,305,637	$2,237,509

(1) Interest rate as of June 30, 2022.
(2) Weighted average maturity of notes payable outstanding at June 30, 2022 was 3.9 years.

Credit Facility
Through May 2, 2022, the Company had a $1 billion senior unsecured line of credit (the "Credit Facility") that was scheduled to mature on January 3, 2023. The Credit Facility contained financial covenants that required, among other things, the maintenance of unencumbered interest coverage ratio of at least 1.75x; a fixed charge coverage ratio of at least 1.50x; a secured leverage ratio of no more than 40%; and an overall leverage ratio of no more than 60%. The Credit Facility also contained customary representations and warranties and affirmative and negative covenants, as well as customary events of default.
The interest rate applicable to the Credit Facility varied according to the Company's leverage ratio and was, at the election of the Company, determined based on either (1) LIBOR plus a spread of between 1.05% and 1.45%, or (2) the greater of Bank of America's prime rate, the federal funds rate plus 0.50%, or the one-month LIBOR plus 1.0% (the "Base Rate"), plus a spread of between 0.10% and 0.45%, based on leverage. The Company's Credit Facility provided for alternate interest rate calculations based on metrics other than LIBOR, such as the Secured Overnight Financing Rate ("SOFR"), if LIBOR was no longer widely available.
On May 2, 2022, the Company entered into a Fifth Amended and Restated Credit Agreement (the "New Facility") under which the Company may borrow up to $1 billion if certain conditions are satisfied. The New Facility recasts the Credit Facility by, among other things, extending the maturity date from January 3, 2023, to April 30, 2027, and reducing certain per annum variable interest rate spreads and other fees. The New Facility contains financial covenants consistent with those of the Credit Facility, with the exception of an increase in the secured leverage ratio to no more than 50%.
The interest rate applicable to the New Facility varies according to the Company's leverage ratio and may, at the election of the Company, be determined based on either (1) the Daily or Term SOFR, plus a SOFR adjustment of 0.10% ("Adjusted SOFR") and a spread of between 0.90% and 1.40%, or (2) the greater of Bank of America's prime rate, the federal funds rate plus 0.50%, Term SOFR, plus a SOFR adjustment of 0.10% and 1.00%, or 1.00%, plus a spread of between 0.00% and 0.40%, based on leverage.
At June 30, 2022, the New Facility's spread over Adjusted SOFR was 0.90%. The amount that the Company may draw under the New Facility is a defined calculation based on the Company's unencumbered assets and other factors. The total available borrowing capacity under the New Facility was $694.0 million at June 30, 2022. The amounts outstanding under the New Facility may be accelerated upon the occurrence of any events of default. The Company is in compliance with all covenants of the New Facility.
Term Loan
On June 28, 2021, the Company entered into an Amended and Restated Term Loan Agreement (the "Term Loan") that amended the former term loan agreement. Under the Term Loan, the Company has borrowed $350 million that matures on August 30, 2024 with options to, on up to four successive occasions, extend the maturity date for an additional 180 days. The Term Loan has financial covenants consistent with those of the New Facility, with the exception of a secured leverage ratio of no more than 40%. The interest rate applicable to the Term Loan varies according to the Company’s leverage ratio and may, at the election of the Company, be determined based on either (1) the Eurodollar Rate Loans plus a spread of between 1.05% and 1.65%, (2) the current LIBOR Daily Floating plus a spread of between 1.05% and 1.65%, or (3) the interest rate applicable to Base Rate Loans plus a spread of between 0.05% and 0.65%. At June 30, 2022, the Term Loan's spread over LIBOR was 1.05%. The Company is in compliance with all covenants of the Term Loan. The Term Loan provides for alternate interest rate calculations based on metrics other than LIBOR, such as SOFR, if LIBOR is no longer widely available or should the alternative interest rate prove more favorable.
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
Secured Mortgage Notes
As of June 30, 2022, the Company had $653.1 million outstanding on seven non-recourse mortgage notes. All interest rates on the secured mortgage notes are fixed. Assets with depreciated carrying values of $1.1 billion were pledged as security, respectively, on these mortgage notes payable.

Other Debt Information
At June 30, 2022 and December 31, 2021, the estimated fair value of the Company’s notes payable was $2.2 billion and $2.3 billion, respectively, calculated by discounting the debt's remaining contractual cash flows at estimated rates at which similar loans could have been obtained at June 30, 2022 and December 31, 2021. The estimate of the current market rate, which is the most significant input in the discounted cash flow calculation, is intended to replicate debt of similar maturity and loan-to-value relationship. These fair value calculations are considered to be Level 2 under the guidelines as set forth in ASC 820, as the Company utilizes market rates for similar type loans from third party brokers.
For the three and six months ended June 30, 2022 and 2021, interest expense was recorded as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Total interest incurred	$20,140	$18,075	$39,116	$36,595
Interest capitalized	(3,591)	(1,419)	(7,042)	(2,731)
Total interest expense	$16,549	$16,656	$32,074	$33,864
8. OTHER LIABILITIES
Other liabilities on the consolidated balance sheets as of June 30, 2022 and December 31, 2021 included the following (in thousands):

	2022	2021
Ground lease liability	$49,386	$49,470
Prepaid rent	31,307	37,174
Security deposits	13,831	12,875
Restricted stock unit liability	1,123	7,314
Other liabilities	5,175	5,031
	$100,822	$111,864
9. COMMITMENTS AND CONTINGENCIES
Commitments
The Company had outstanding performance bonds totaling $692,000 at June 30, 2022. As a lessor, the Company had $200.2 million in future obligations under leases to fund tenant improvements and other future construction obligations at June 30, 2022.
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
10.    STOCKHOLDERS' EQUITY
In the third quarter of 2021, the Company entered into an Equity Distribution Agreement with six financial institutions known as an at-the-market stock offering program ("ATM program"), under which the Company may offer and sell shares of its common stock from time to time in "at-the-market" offerings with an aggregate gross sales price of up to $500 million. In connection with the ATM program, Cousins may, at its discretion, enter into forward equity sale agreements. The use of a forward equity sale agreement ("Forward Sales") would allow the Company to lock in a share price on the sale of shares of its common stock at the time the agreement is executed, but defer receiving the proceeds from the sale of shares until a later date, allowing the Company to better align such funding with its capital needs. Sales of shares of Cousins' stock through its banking relationships, if any, are made in amounts and at times to be determined by Cousins from time to time, but the Company has no obligation to sell any of the shares in the offering and may suspend sales in connection with the offering at any time. Sales of Cousins' common stock under Forward Sales, if undertaken, meet the derivatives and hedging guidance scope exception as the contracts are related to the Company's own stock.
On June 29, 2022 the Company issued 2.6 million shares of common stock that had been executed under Forward Sales at an average price of $39.92 per share for gross proceeds of $105.1 million. To date the Company has issued 2.6 million shares under the ATM program and has generated cash proceeds of $101.4 million, net of $1.1 million of compensation to be paid with respect to such Forward Sales, $1.7 million of dividends owed during the period the Forward Sales were outstanding, and $900,000 of other transaction related costs. To the extent, prior to settlement, shares sold under Forward Sales were potentially dilutive during the period under the treasury stock method, the impact of such dilution is disclosed in the calculation included in Note 13. The Company did not have any outstanding Forward Sales for the sale of its common stock as of June 30, 2022.
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
For the three and six months ended June 30, 2022, the Company recognized rental property revenues of $183.2 million and $366.4 million, respectively, of which $50.2 million and $103.0 million, respectively, represented variable rental revenue. For the three and six months ended June 30, 2021, the Company recognized rental property revenues of $181.8 million and $366.6 million, respectively, of which $48.2 million and $96.0 million, respectively, represented variable rental revenue.
For the three and six months ended June 30, 2022, the Company recognized fee and other revenue of $2.5 million and $6.2 million, respectively. For the three and six months ended June 30, 2021, the Company recognized fee and other revenue of $4.9 million and $9.6 million, respectively.

12. STOCK-BASED COMPENSATION
The Company maintains the Cousins Properties Incorporated 2019 Omnibus Incentive Stock Plan (the "2019 Plan") and the 2021 Employee Stock Purchase Plan ("ESPP") under which the Company has several types of stock-based compensation — restricted stock and restricted stock units ("RSUs") for key employees, and the opportunity for all employees to purchase Company stock through the ESPP.
The Company's compensation expense for the three and six months ended June 30, 2022 relates to restricted stock and RSUs awarded in 2022, 2021, 2020, and 2019 and the ESPP. Compensation expense for the three and six months ended June 30, 2021 relates to restricted stock and RSUs awarded in 2021, 2020, 2019, and 2018. Restricted stock, the 2022 RSUs, 2021 RSUs, and the 2020 RSUs are equity-classified awards (settled in shares of the Company) for which compensation expense per share is fixed. The 2019 and 2018 RSUs are liability-classified awards (settled in cash) for which the expense fluctuates from period to period dependent, in part, on the Company's stock price. For the three and six months ended June 30, 2022 and 2021, stock-based compensation expense, net of forfeitures, was recorded as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Equity-classified awards:
Restricted stock	$789	$682	$1,569	$1,314
Market-based RSUs	936	586	2,148	1,359
Performance-based RSUs	312	218	684	474
Director grants	369	223	701	229
Employee Stock Purchase Plan	42	—	94	—
Total equity-classified award expense, net of forfeitures	2,448	1,709	5,196	3,376

Liability-classified awards
Time-vested RSUs	(152)	211	(20)	373
Dividend equivalent units	4	26	19	52
Market-based RSUs	—	657	—	770
Performance-based RSUs	—	151	—	257
Total liability-classified award expense, net of forfeitures	(148)	1,045	(1)	1,452
Total stock-based compensation expense, net of forfeitures	$2,300	$2,754	$5,195	$4,828
Information on the Company's stock compensation plan, including information on the Company's equity-classified and liability-classified awards is discussed in note 15 of the notes to consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.
Grants of Equity-Classified Awards
Under the 2019 Plan, in June 2022, the Company granted 44,549 shares of stock with a grant date value of $1.5 million to independent members of the Company's board of directors (the "Board") for their service as members of the Board. These shares vested on the issuance date, and the Company records the related expense over the directors' one year service period.

13. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2022 and 2021 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Earnings per common share - basic:
Numerator:
Net income	$34,164	$28,060	$62,327	$57,371
Net income attributable to noncontrolling interests in CPLP from continuing operations	(6)	(5)	(12)	(11)
Net income attributable to other noncontrolling interests	(106)	98	(279)	(97)
Net income available to common stockholders	$34,052	$28,153	$62,036	$57,263

Denominator:
Weighted average common shares - basic	148,837	148,665	148,788	148,644
Net income per common share - basic	$0.23	$0.19	$0.42	$0.39

Earnings per common share - diluted:
Numerator:
Net income	$34,164	$28,060	$62,327	$57,371
Net income attributable to other noncontrolling interests	(106)	98	(279)	(97)
Net income available for common stockholders before allocation of net income attributable to noncontrolling interests in CPLP	$34,058	$28,158	$62,048	$57,274

Denominator:
Weighted average common shares - basic	148,837	148,665	148,788	148,644
Add:
Potential dilutive common shares - stock options	—	—	—	2
Potential dilutive common shares - restricted stock units, less shares assumed purchased at market price	280	50	277	45
Weighted average units of CPLP convertible into common shares	25	25	25	25
Weighted average common shares - diluted	149,142	148,740	149,090	148,716
Net income per common share - diluted	$0.23	$0.19	$0.42	$0.39

Anti-dilutive stock options represent stock options whose exercise price exceeds the average market value of the Company's stock and are excluded from the calculation of diluted earnings per share. There were no anti-dilutive stock options for the three and six months ended June 30, 2022 and 2021. The treasury stock method resulted in no dilution related to the Forward Sales outstanding during the three and six months ended June 30, 2022 under the Company's ATM program or from shares expected to be issued under the ESPP.

14. CONSOLIDATED STATEMENTS OF CASH FLOWS - SUPPLEMENTAL INFORMATION
Supplemental information related to the cash flows, including significant non-cash activity affecting the consolidated statement of cash flows, for the six months ended June 30, 2022 and 2021 is as follows (in thousands):

	2022	2021
Interest paid	$29,456	$34,159
Income taxes paid (1)	—	155
Non-Cash Activity:
Transfers from projects under development to operating properties	141,349	—
Transfer from operating properties and related assets and liabilities to assets and liabilities of real estate assets held for sale	—	249,365
Common stock dividends declared and accrued	48,522	46,152

(1) This represents state income taxes paid in conjunction with gains from sales transactions.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash recorded on the consolidated balance sheets to cash, cash equivalents, and restricted cash in the consolidated statements of cash flows (in thousands):

	June 30, 2022	December 31, 2021
Cash and cash equivalents	$4,057	$8,937
Restricted cash	1,231	1,231
Total cash, cash equivalents, and restricted cash	$5,288	$10,168
15. REPORTABLE SEGMENTS
The Company's segments are based on the method of internal reporting, which classifies operations by property type and geographical region. The segments by property type are Office and Non-Office. The segments by geographical region are Atlanta, Austin, Charlotte, Dallas, Phoenix, Tampa, and other markets. Included in other markets are properties located in Chapel Hill, Houston, Nashville, and Fort Worth (sold in April 2021). Included in Non-Office are retail and apartments in Chapel Hill and Atlanta, as well as the College Street Garage in Charlotte. In the third quarter of 2021, with the sale of the Company's One South at the Plaza office property, the Company reassessed the segment for the College Street Garage and began to treat it as Non-Office for all periods presented. These reportable segments represent an aggregation of operating segments reported to the Chief Operating Decision Maker based on similar economic characteristics that include the type of property and the geographical location. Each segment includes both consolidated operations and the Company's share of joint venture operations.
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

Segment net income, amount of capital expenditures, and total assets are not presented in the following tables because management does not utilize these measures when analyzing its segments or when making resource allocation decisions. Information on the Company's segments along with a reconciliation of NOI to net income for the three and six months ended June 30, 2022 and 2021 are as follows (in thousands):

Three Months Ended June 30, 2022	Office	Non-Office	Total
Revenues:
Atlanta	$68,860	$439	$69,299
Austin	59,054	—	59,054
Charlotte	13,929	1,301	15,230
Dallas	4,132	—	4,132
Phoenix	13,533	—	13,533
Tampa	17,216	—	17,216
Other markets	7,622	1,180	8,802
Total segment revenues	184,346	2,920	187,266
Less: Company's share of rental property revenues from unconsolidated joint ventures	(2,473)	(1,619)	(4,092)
Total rental property revenues	$181,873	$1,301	$183,174

Three Months Ended June 30, 2021	Office	Non-Office	Total
Revenues:
Atlanta	$65,626	$396	$66,022
Austin	59,677	—	59,677
Charlotte	21,884	591	22,475
Dallas	4,531	—	4,531
Phoenix	12,482	—	12,482
Tampa	14,165	—	14,165
Other markets	9,026	1,530	10,556
Total segment revenues	187,391	2,517	189,908
Less: Company's share of rental property revenues from unconsolidated joint ventures	(6,216)	(1,926)	(8,142)
Total rental property revenues	$181,175	$591	$181,766

Six Months Ended June 30, 2022	Office	Non-Office	Total
Revenues:
Atlanta	$136,875	$861	$137,736
Austin	120,278	—	120,278
Charlotte	27,433	2,286	29,719
Dallas	8,328	—	8,328
Phoenix	26,963	—	26,963
Tampa	34,140	—	34,140
Other markets	14,949	2,539	17,488
Total segment revenues	368,966	5,686	374,652
Less: Company's share of rental property revenues from unconsolidated joint ventures	(4,851)	(3,400)	(8,251)
Total rental property revenues	$364,115	$2,286	$366,401

Six Months Ended June 30, 2021	Office	Non-Office	Total
Revenues:
Atlanta	$130,502	$670	$131,172
Austin	117,710	—	117,710
Charlotte	43,051	1,152	44,203
Dallas	9,014	—	9,014
Phoenix	25,220	—	25,220
Tampa	28,736	—	28,736
Other markets	23,123	2,775	25,898
Total segment revenues	377,356	4,597	381,953
Less: Company's share of rental property revenues from unconsolidated joint ventures	(11,935)	(3,445)	(15,380)
Total rental property revenues	$365,421	$1,152	$366,573

NOI by reportable segment for the three and six months ended June 30, 2022 and 2021 are as follows (in thousands):

Three Months Ended June 30, 2022	Office	Non-Office	Total
Net Operating Income:
Atlanta	$46,506	$250	$46,756
Austin	36,565	—	36,565
Charlotte	10,246	972	11,218
Dallas	3,191	—	3,191
Phoenix	9,868	—	9,868
Tampa	10,643	—	10,643
Other markets	4,145	665	4,810
Total Net Operating Income	$121,164	$1,887	$123,051

Three Months Ended June 30, 2021	Office	Non-Office	Total
Net Operating Income:
Atlanta	$43,115	$159	$43,274
Austin	35,955	—	35,955
Charlotte	15,688	175	15,863
Dallas	3,571	—	3,571
Phoenix	8,928	—	8,928
Tampa	8,919	—	8,919
Other markets	5,254	941	6,195
Total Net Operating Income	$121,430	$1,275	$122,705

Six Months Ended June 30, 2022	Office	Non-Office	Total
Net Operating Income:
Atlanta	$90,679	$485	$91,164
Austin	72,932	—	72,932
Charlotte	20,258	1,615	21,873
Dallas	6,498	—	6,498
Phoenix	18,843	—	18,843
Tampa	21,334	—	21,334
Other markets	8,440	1,574	10,014
Total Net Operating Income	$238,984	$3,674	$242,658

Six Months Ended June 30, 2021	Office	Non-Office	Total
Net Operating Income:
Atlanta	$86,218	$253	$86,471
Austin	70,232	—	70,232
Charlotte	30,685	435	31,120
Dallas	7,122	—	7,122
Phoenix	17,953	—	17,953
Tampa	18,321	—	18,321
Other markets	12,795	1,815	14,610
Total Net Operating Income	$243,326	$2,503	$245,829

The following reconciles Net Operating Income to net income for each of the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net Operating Income	$123,051	$122,705	$242,658	$245,829
Net operating income from unconsolidated joint ventures	(2,542)	(5,437)	(5,261)	(10,191)
Fee income	2,305	4,803	3,693	9,332
Termination fee income	449	782	1,911	824
Other income	201	68	2,484	282
Reimbursed expenses	(677)	(398)	(1,037)	(766)
General and administrative expenses	(6,996)	(7,313)	(15,059)	(14,046)
Interest expense	(16,549)	(16,656)	(32,074)	(33,864)
Depreciation and amortization	(69,861)	(71,456)	(140,605)	(142,326)
Other expenses	(425)	(824)	(646)	(1,414)
Income from unconsolidated joint ventures	5,280	1,795	6,404	3,698
Gain on sales of investments in unconsolidated joint ventures	—	—	—	39
Gain (loss) on investment property transactions	28	(9)	(41)	(26)
Loss on extinguishment of debt	(100)	$—	(100)	—
Net income	$34,164	$28,060	$62,327	$57,371

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
During the quarter, we leased or renewed 588,000 square feet of office space, including 264,000 square feet of new and expansion leases, representing 45% of total leasing activity. Straight-line basis net rent per square foot increased 27.2% for those office spaces that were under lease within the past year. Same property net operating income (defined below) for consolidated properties and our share of unconsolidated properties decreased 2.2% between the three months ended June 30, 2022 and 2021.
On May 2, 2022, we entered into a Fifth Amended and Restated Credit Agreement (the "New Facility") under which we may borrow up to $1 billion if certain conditions are satisfied. The New Facility recast the previous credit facility extending the maturity date from January 3, 2023 to April 30, 2027 and reducing certain per annum variable interest rate spreads and other fees, among other things.
On April 21, 2022, we purchased our partner's 10% joint venture interest in Avalon, which consists of both the 8000 and 10000 Avalon office properties. This transaction did not result in a change in control, and any difference between the purchase price of $43.4 million and the $15.7 million book value of the outside partner's non-controlling interest on our consolidated balance sheet is recorded in additional paid in capital in the equity section of our balance sheet. The consolidated basis in Avalon's assets and liabilities will remain unchanged from this transaction.
On June 30, 2022, one of our unconsolidated joint ventures sold a 3.0 acre land parcel in Uptown Dallas. Our share of the gain from the transaction was $4.5 million and is included in income from unconsolidated joint ventures in our consolidated statements of operations.
As noted above, we continue to execute new, renewal, and expansion leases with net rent increases during this current period of several socio-economic challenges. As it relates to the lingering COVID-19 pandemic specifically, our buildings and parking facilities have remained open for business, while the usage of our assets remains lower than pre-pandemic levels. Ongoing usage of our assets could also be negatively impacted by customer behavior, such as the social acceptance and perceived economic benefits of hybrid work arrangements. Policies and practices of employers regarding these arrangements continue to evolve, but we believe our customers will prioritize a culture that fosters collaboration, innovation, and productivity and that our customers will accordingly expect their employees to be present in person on a more consistent basis within our high-quality and well-amenitized properties. Although difficult to estimate, we currently expect usage will gradually increase throughout the remainder of 2022, and this is expected to result in increases in parking revenue as well as increases in certain operating expenses. Factors that could cause actual results to differ materially from our current expectations are set forth under "Disclosure Regarding Forward Looking Statements."
Results of Operations For The Three and Six Months Ended June 30, 2022
General
Net income available to common stockholders for the three and six months ended June 30, 2022 was $34.1 million and $62.0 million, respectively. For the three and six months ended June 30, 2021, the net income available to common stockholders was $28.2 million and $57.3 million, respectively. We detail below material changes in the components of net income available to common stockholders for the three and six months ended June 30, 2022 compared to 2021.
Rental Property Revenue, Rental Property Operating Expenses, and Net Operating Income
The following results include the performance of our Same Property portfolio. Our Same Property portfolio includes office properties that were stabilized and owned by us for the entirety of each comparable reporting period presented. A stabilized property is one that has achieved 90% economic occupancy or has been substantially complete and owned by us for one year. Same Property amounts for the 2022 versus 2021 comparison are from properties that were stabilized and owned as of January 1, 2021 through June 30, 2022.

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
Rental property revenues, rental property operating expenses, and NOI changed between the 2022 and 2021 periods as follows ($ in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Rental Property Revenues
Same Property	$158,536	$163,051	$(4,515)	(2.8)%	$319,112	$324,616	$(5,504)	(1.7)%
Non-Same Property	24,189	17,933	6,256	34.9%	45,378	41,133	4,245	10.3%
	182,725	180,984	1,741	1.0%	364,490	365,749	(1,259)	(0.3)%

Termination Fee Income	449	782	(333)		1,911	824	1,087
Total Rental Property Revenues	$183,174	$181,766	$1,408		$366,401	$366,573	$(172)

Rental Property Operating Expenses
Same Property	$54,674	$56,967	$(2,293)	(4.0)%	$113,017	$114,108	$(1,091)	(1.0)%
Non-Same Property	7,542	6,749	793	11.7%	14,076	16,003	(1,927)	(12.0)%
Total Rental Property Operating Expenses	$62,216	$63,716	$(1,500)	(2.4)%	$127,093	$130,111	$(3,018)	(2.3)%

Net Operating Income
Same Property NOI	$103,862	$106,084	$(2,222)	(2.1)%	$206,095	$210,508	$(4,413)	(2.1)%
Non-Same Property NOI	16,647	11,184	5,463	48.8%	31,302	25,130	6,172	24.6%
Total NOI	$120,509	$117,268	$3,241	2.8%	$237,397	$235,638	$1,759	0.7%
Same Property Rental Property Revenues decreased for the three and six months ended June 30, 2022 compared to the same period in the prior year primarily due to a decrease in economic occupancy at our 3350 Peachtree and Promenade Tower office properties while under redevelopment.
Same Property Operating Expenses decreased for the three and six months ended June 30, 2022 compared to the same period in the prior year primarily due to a decrease in real estate taxes and a decrease in expenses at our 3350 Peachtree and Promenade Tower office properties while under redevelopment, partially offset by an increase in expenses related to higher physical occupancy at our properties.
Non-Same Property Rental Property Revenues increased for the three and months ended June 30, 2022 compared to the same period in the prior year primarily due to the following: the 2021 acquisitions of 725 Ponce and Heights Union; the consolidation of 300 Colorado upon purchase of our partners' interests in the venture in the fourth quarter of 2021, which was partially offset by the 2021 sales of Burnett Plaza, 816 Congress, and One South at the Plaza; and the 2022 commencement of a full building redevelopment project at Promenade Central.
Termination Fee income increased $1.1 million for the six months ended June 30, 2022 compared to the same period in the prior year due to the timing of termination notices and expected move outs.
Fee Income and Other Income
Fee income decreased $2.5 million, or 52.0%, and $5.6 million, or 60.4%, for the three and six months ended June 30, 2022 compared to the same periods in the prior year. The decreases are due to declining development activities as we near the completion of the Norfolk Southern transactions described in note 2 to the unaudited condensed consolidated financial statements in this Form 10-Q.
General and Administrative Expenses
General and administrative expenses increased $1.0 million, or 7.2%, for the six months ended June 30, 2022 compared to the same period in the prior year. This increase is primarily driven by changes in stock compensation expense and increases in other employee compensation expense.

Interest Expense
Interest expense, net of amounts capitalized, decreased $1.8 million, or 5.3%, for the six months ended June 30, 2022, compared to the same period in the prior year. This decrease is primarily due to increased capitalized expense as a result of development and redevelopment activities, partially offset by an increase in interest rates, an increase in average outstanding balances on our line of credit, and the increase in size of our Term Loan in June 2021.
Depreciation and Amortization
Depreciation and amortization changed between the 2022 and 2021 periods as follows ($ in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Depreciation and Amortization
Same Property	$60,872	$63,833	$(2,961)	(4.6)%	$122,647	$127,113	$(4,466)	(3.5)%
Non-Same Property	8,831	7,465	1,366	18.3%	17,645	14,898	2,747	18.4%
Non-Real Estate Assets	158	158	—	—%	313	315	(2)	(0.6)%
Total Depreciation and Amortization	$69,861	$71,456	$(1,595)	(2.2)%	$140,605	$142,326	$(1,721)	(1.2)%

Same Property depreciation and amortization decreased between the 2022 and 2021 three and six month periods primarily due to a decrease related to the intangible in-place lease assets recognized upon the acquisition of properties. These assets are being amortized over the remainder of the lease term as of the date of acquisition, and an increasing number of those leases have reached their expiration.
Non-Same Property depreciation and amortization increased between the 2022 and 2021 three and six month periods primarily due to the following: the 2021 acquisitions of 725 Ponce and Heights Union; the consolidated of 300 Colorado upon purchase of our partners' interests in the venture in the fourth quarter of 2021, partially offset by the 2021 sales of 816 Congress and One South at the Plaza; and the 2022 commencement of a full building redevelopment project at our Promenade Central operating property.
Income from Unconsolidated Joint Ventures
Income from unconsolidated joint ventures consisted of the Company's share of the following ($ in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Net operating income	$2,542	$5,437	$(2,895)	(53.2)%	$5,261	$10,191	$(4,930)	(48.4)%
Other income, net	78	34	44	129.4%	100	63	37	58.7%
Gain on sale of undepreciated property	4,500	—	4,500	N/A	4,500	—	4,500	N/A
Depreciation and amortization	(1,111)	(2,810)	1,699	(60.5)%	(2,235)	(5,175)	2,940	(56.8)%
Interest expense	(689)	(863)	174	(20.2)%	(1,306)	(1,378)	72	(5.2)%
Net gain (loss) on sale of investment property	(40)	(3)	(37)	1,233.3%	84	(3)	87	(2,900.0)%
Income from unconsolidated joint ventures	$5,280	$1,795	$3,485	194.2%	$6,404	$3,698	$2,706	73.2%
Income from unconsolidated joint ventures increased between the 2022 and 2021 three and six month periods primarily due to the gain from the sale of a 3.0 acre land parcel in Uptown Dallas in June 2022 partially offset by a decrease in net operating income due to the sale of our interest in the Dimensional Place joint venture in September 2021.
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
The reconciliation of net income to FFO is as follows for the three and six months ended June 30, 2022 and 2021 (in thousands, except per share information):

	Three Months Ended June 30,
	2022			2021
	Dollars	Weighted Average Common Shares	Per Share Amount	Dollars	Weighted Average Common Shares	Per Share Amount
Net Income Available to Common Stockholders	$34,052	148,837	$0.23	$28,153	148,665	$0.19
Noncontrolling interest related to unitholders	6	25	—	5	25	—
Conversion of unvested restricted stock units	—	280	—	—	50	—

Net Income — Diluted	34,058	149,142	0.23	28,158	148,740	0.19
Depreciation and amortization of real estate assets:
Consolidated properties	69,703	—	0.47	71,299	—	0.48
Share of unconsolidated joint ventures	1,111	—	—	2,810	—	0.02
Partners' share of real estate depreciation	(153)	—	—	(228)	—	—
Loss (gain) on sale of depreciated properties:
Consolidated properties	(28)	—	—	9	—	—
Share of unconsolidated joint ventures	40	—	—	3	—	—
Funds From Operations	$104,731	149,142	$0.70	$102,051	148,740	$0.69

	Six Months Ended June 30,
	2022			2021
	Dollars	Weighted Average Common Shares	Per Share Amount	Dollars	Weighted Average Common Shares	Per Share Amount
Net Income Available to Common Stockholders	$62,036	148,788	$0.42	$57,263	148,644	$0.39
Noncontrolling interest related to unitholders	12	25	—	11	25	—
Conversion of stock options	—	—	—	—	2	—
Conversion of unvested restricted stock units	—	277	—	—	45	—

Net Income — Diluted	62,048	149,090	0.42	57,274	148,716	0.39
Depreciation and amortization of real estate assets:
Consolidated properties	140,292	—	0.94	142,011	—	0.95
Share of unconsolidated joint ventures	2,235	—	0.01	5,175	—	0.03
Partners' share of real estate depreciation	(376)	—	—	(439)	—	—
Loss (gain) on sale of depreciated properties:
Consolidated properties	41	—	—	26	—	—
Share of unconsolidated joint ventures	(84)	—	—	3	—	—
Investments in unconsolidated joint ventures	—	—	—	(39)	—	—
Funds From Operations	$204,156	149,090	$1.37	$204,011	148,716	$1.37

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
The following table reconciles NOI for consolidated properties to net income for each of the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$34,164	$28,060	$62,327	$57,371
Net operating income from unconsolidated joint ventures	2,542	5,437	5,261	10,191
Fee income	(2,305)	(4,803)	(3,693)	(9,332)
Termination fee income	(449)	(782)	(1,911)	(824)
Other income	(201)	(68)	(2,484)	(282)
Reimbursed expenses	677	398	1,037	766
General and administrative expenses	6,996	7,313	15,059	14,046
Interest expense	16,549	16,656	32,074	33,864
Depreciation and amortization	69,861	71,456	140,605	142,326
Other expenses	425	824	646	1,414
Income from unconsolidated joint ventures	(5,280)	(1,795)	(6,404)	(3,698)
Gain on sale of investment in unconsolidated joint ventures	—	—	—	(39)
(Gain) loss on investment property transactions	(28)	9	41	26
Loss on extinguishment of debt	100	—	100	—
Net Operating Income	$123,051	$122,705	$242,658	$245,829
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
As of June 30, 2022, we had $306.0 million drawn under the New Facility with the ability to borrow the remaining $694.0 million, as well as $4.1 million of cash and cash equivalents. We expect to have sufficient liquidity to meet our obligations for the foreseeable future.

Other Debt Information
On May 2, 2022, we entered into a Fifth Amended and Restated Credit Agreement (the "New Facility") under which we may borrow up to $1 billion if certain conditions are satisfied. The New Facility recasts the Credit Facility by, among other things, extending the maturity date to April 30, 2027 and reducing certain variable interest rate spreads and other fees. See note 7 of Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional information.
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
Our existing mortgage debt is comprised of non-recourse, fixed-rate mortgage notes secured by various real estate assets. We expect to either refinance our non-recourse mortgage loans at maturity or repay the mortgage loans with other capital resources, including our credit facility, unsecured debt, non-recourse mortgages, construction loans, the sale of assets, joint venture equity, the issuance of common stock, the issuance of preferred stock, or the issuance of units of CPLP. Many of our non-recourse mortgages contain covenants that, if not satisfied, could result in acceleration of the maturity of the debt. We expect to either refinance the non-recourse mortgages at maturity or repay the mortgages with proceeds from asset sales, debt, or other capital resources. We are in compliance with all covenants of our existing non-recourse mortgages, New Facility, unsecured senior notes, and $350 million unsecured term loan.
72% of our debt bears interest at a fixed rate. Some of our variable-interest debt instruments, including our Term Loan, may use LIBOR as a benchmark for establishing the rate. The London Interbank Offered Rate ("LIBOR") has been the subject of regulatory guidance and proposals for reform, and in July 2017, the United Kingdom's Financial Conduct Authority ("FCA") (the authority that regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. In March 2021, the FCA announced that it now intends to cease the US dollar LIBOR setting on June 30, 2023. These reforms may cause LIBOR to no longer be provided or to perform differently than in the past. Recent proposals for LIBOR reforms may result in the establishment of new methods of calculating LIBOR or the establishment of one or more alternative benchmark rates. Effective with the recast mentioned above, our New Facility now uses the Secured Overnight Financing Rate ("SOFR") as a benchmark rate in calculating interest. If LIBOR is no longer widely available, or otherwise at our option, our variable-interest debt instruments, including our Term Loan, provide for alternate interest rate calculations, based on metrics other than LIBOR, including the SOFR.
There can be no assurances as to what alternative interest rates may be and whether such interest rates will be more or less favorable than LIBOR and any other unforeseen impacts of the potential discontinuation of LIBOR. We intend to continue monitoring the developments with respect to the planned phasing out of US dollar LIBOR after 2023 and work with our lenders to ensure any transition away from LIBOR will have minimal impact on our financial condition but can provide no assurances regarding the impact of the discontinuation of LIBOR.
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

Cash Flows
We report and analyze our cash flows based on operating activities, investing activities, and financing activities. The following table sets forth the changes in cash flows (in thousands):

	Six Months Ended June 30,
	2022	2021	Change
Net cash provided by operating activities	$157,689	$167,690	$(10,001)
Net cash provided by (used in) investing activities	(193,346)	36,356	(229,702)
Net cash provided by (used in) financing activities	30,777	(199,136)	229,913

The reasons for significant increases and decreases in cash flows between the periods are as follows:
Cash Flows from Operating Activities. Cash flows provided by operating activities decreased $10.0 million between the 2022 and 2021 six month periods primarily due to timing of receipt of prepaid rents from tenants and a decrease in cash provided by operating distributions from unconsolidated joint ventures driven by the sale of our interest in the Dimensional Fund Advisors joint venture in July 2021.
Cash Flows from Investing Activities. Cash flows used in investing activities increased $229.7 million between the 2022 and 2021 six month periods primarily due to the 2021 sale of Burnett Plaza, 2022 redevelopment activity at two of our operating properties, including a full building redevelopment of Promenade Central; pro-rata contributions to the Neuhoff Holdings LLC joint venture to fund the development of the Neuhoff mixed use project that commenced in third quarter 2021; the purchase of our partner's 10% interest in the Avalon office properties in April 2022; and a first quarter 2021 pro-rata distribution of proceeds from a mortgage note issuance from our Carolina Square Holdings LP joint venture.
Cash Flows from Financing Activities. Cash flows provided by financing activities increased $229.9 million between the 2022 and 2021 six month periods primarily due to the settlement of forward contracts sold under our Equity Distribution Agreement known as at-the-market stock offering program ("ATM program") and an increase in net borrowings on our New Facility.
Capital Expenditures. We incur costs related to our real estate assets that include acquisition of properties, development of new properties, redevelopment of existing or newly purchased properties, leasing costs (including tenant improvements) for new or replacement tenants, and ongoing property repairs and maintenance.
Capital expenditures for assets we develop or acquire and then hold and operate are included in the property acquisition, development, and tenant asset expenditures line item within investing activities on the consolidated statements of cash flows. Amounts accrued are removed from the table below (accrued capital adjustment) to show the components of these costs on a cash basis. Components of costs included in this line item for the three and six months ended June 30, 2022 and 2021 are as follows (in thousands):

	Six Months Ended June 30,
	2022	2021
Operating — building improvements	$76,207	$35,369
Development	57,815	38,428
Operating — leasing costs	23,722	22,804
Capitalized interest	7,041	2,730
Capitalized personnel costs	4,249	3,107
Change in accrued capital expenditures	3,172	5,398
Purchase of land held-for-investment	—	8,173
Total property acquisition, development, and tenant asset expenditures	$172,206	$116,009
Capital expenditures increased $56.2 million between the 2022 and 2021 periods primarily due to 2022 redevelopment activities at two of our operating properties and the start of the Domain 9 development project in the April 2021, partially offset by a land purchase in March 2021.

The amounts of tenant improvement and leasing costs for our office portfolio on a per square foot basis for the three months ended June 30, 2022 and 2021 were as follows:

	2022	2021
New leases	$11.86	$8.52
Renewal leases	$7.17	$6.66
Expansion leases	$9.17	$11.13
The amounts of tenant improvement and leasing costs on a per square foot basis vary by lease and by market.
Dividends. We paid common dividends of $93.7 million and $90.6 million in the six months ended June 30, 2022 and 2021, respectively. We expect to fund our future quarterly common dividends with cash provided by operating activities, also using proceeds from investment property sales, distributions from unconsolidated joint ventures, indebtedness, and proceeds from offerings of equity securities, if necessary.
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
Debt. At June 30, 2022, our unconsolidated joint ventures had aggregate outstanding indebtedness to third parties of $239.4 million. These loans are generally mortgage or construction loans, which are non-recourse to us. In addition, in certain instances, we provide “non-recourse carve-out guarantees” on these non-recourse loans. Certain of these loans have variable interest rates, which creates exposure to the ventures in the form of market risk from interest rate changes.
Critical Accounting Policies
There have been no material changes in the critical accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes in the market risk associated with our notes payable at June 30, 2022 compared to that as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
For information on our equity compensation plans, see note 16 of our Annual Report on Form 10-K, and note 12 to the unaudited condensed consolidated financial statements set forth in this Form 10-Q. We did not make any sales of unregistered securities or purchase any common shares during the second quarter of 2022.
Item 5.    Other Information.
Amendments to Articles of Incorporation or Bylaws
The Board periodically reviews the Company's governance documents, including the Company's Amended and Restated Bylaws. On July 26, 2022, the Board approved an amendment and restatement of the Company's Bylaws, effective immediately, in order to, among other things:
•Revise and update to specifically permit the Company to hold virtual or hybrid meetings of the shareholders;
•Revise and update references to the standing committees of the Company, reflecting the division, effective April 26, 2022, of the previously denominated Compensation, Succession, Nominating & Governance Committee into three committees: the Compensation & Human Capital Committee, the Nominating & Governance Committee, and the Sustainability Committee;
•Revise and update to clarify that the members of each of the standing committees and the chair thereof shall be elected at the annual meeting of the Board, and vacancies within any standing committee may be filled by the Board;
•Clarify the procedures to apply in the event of an emergency; and
•Make certain other updates, clarifications, and ministerial and conforming changes.
The foregoing description is qualified in its entirety by reference to the full text of the Bylaws, which is filed as Exhibit 3.2.1 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

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

3.2		Bylaws of the Registrant, as amended and restated December 4, 2012, filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on December 7, 2012, and incorporated herein by reference.

3.2.1	†	Bylaws of the Registrant, as amended and restated July 26, 2022.

10(h)
Fifth Amended and Restated Credit Agreement, dated as of May 2, 2022, among Cousins Properties Incorporated, as the Borrower (and the Borrower Parties, as defined, and the Guarantors, as defined); JPMorgan Chase Bank, N.A., as Syndication Agent and an L/C issuer, Bank of America, N.A., as Administrative Agent and an L/C Issuer, Truist Bank, as an L/C Issuer, Truist Bank, PNC Bank, National Association, Morgan Stanley Senior Funding, Inc., U.S. Bank National Association, Wells Fargo Bank, National Association, and TD Bank , National Association, as Documentation Agents, and the Other Lenders Party Hereto BofA Securities, Inc. and J.P. Morgan Securities LLC, as Co-Sustainability Structuring Agents J.P. Morgan Chase Bank, N.A., BofA Securities, Inc. and Truist Securities, Inc., as Joint Lead Arrangers and Joint Bookrunners, filed as Exhibit 10(g) to the Registrant's Current Report on Form 8-K filed on May 2, 2022, and incorporated herein by reference.

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

COUSINS PROPERTIES INCORPORATED
/s/ Gregg D. Adzema
Gregg D. Adzema
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)
Date: July 28, 2022