Form 10-Q
period 2022-09-30
COUSINS PROPERTIES INC
filed 2022-10-27
CIK 25232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 21, 2022
Common Stock, $1 par value per share	151,434,281 shares

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

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2022	December 31, 2021
	(unaudited)
Assets:
Real estate assets:
Operating properties, net of accumulated depreciation of $1,030,125 and $874,988 in 2022 and 2021, respectively	$6,731,159	$6,506,910
Projects under development	102,007	174,803
Land	158,431	157,681
	6,991,597	6,839,394

Cash and cash equivalents	5,507	8,937
Restricted cash	1,231	1,231
Accounts receivable	7,195	12,553
Deferred rents receivable	175,511	154,866
Investment in unconsolidated joint ventures	106,389	77,811
Intangible assets, net	143,121	168,553
Other assets, net	65,521	48,689
Total assets	$7,496,072	$7,312,034
Liabilities:
Notes payable	$2,295,989	$2,237,509
Accounts payable and accrued expenses	268,153	224,523
Deferred income	108,316	74,515
Intangible liabilities, net	54,734	63,223
Other liabilities	103,164	111,864
Total liabilities	2,830,356	2,711,634
Commitments and contingencies
Equity:
Stockholders' investment:
Common stock, $1 par value per share, 300,000,000 shares authorized, 154,019,214 and 151,272,969 shares issued and outstanding in 2022 and 2021, respectively	154,019	151,273
Additional paid-in capital	5,628,951	5,549,308
Treasury stock at cost, 2,584,933 shares in 2022 and 2021	(148,473)	(148,473)
Distributions in excess of cumulative net income	(988,488)	(985,338)
Accumulated other comprehensive loss	(652)	—
Total stockholders' investment	4,645,357	4,566,770
Nonredeemable noncontrolling interests	20,359	33,630
Total equity	4,665,716	4,600,400
Total liabilities and equity	$7,496,072	$7,312,034

See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues:
Rental property revenues	$193,455	$185,515	$559,856	$552,088
Fee income	1,677	3,094	5,370	12,426
Other	38	123	2,522	405
	195,170	188,732	567,748	564,919
Expenses:
Rental property operating expenses	66,632	65,354	193,725	195,465
Reimbursed expenses	418	383	1,455	1,149
General and administrative expenses	6,498	7,968	21,557	22,014
Interest expense	18,380	16,709	50,454	50,573
Depreciation and amortization	79,116	72,073	219,721	214,399
Other	231	421	877	1,835
	171,275	162,908	487,789	485,435

Income from unconsolidated joint ventures	634	2,128	7,038	5,826
Gain on sales of investments in unconsolidated joint ventures	56,260	13,121	56,260	13,160
Gain (loss) on investment property transactions	(20)	13,063	(61)	13,037
Loss on extinguishment of debt	—	—	(100)	—
Net income	80,769	54,136	143,096	111,507
Net income attributable to noncontrolling interests	(130)	(118)	(421)	(226)
Net income available to common stockholders	$80,639	$54,018	$142,675	$111,281

Net income per common share — basic and diluted	$0.53	$0.36	$0.95	$0.75
Weighted average shares — basic	151,435	148,688	149,670	148,659
Weighted average shares — diluted	151,695	148,772	149,946	148,743

See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited; in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Comprehensive Income:
Net income available to common stockholders	$80,639	$54,018	$142,675	$111,281
Other comprehensive loss:
Unrealized loss on cash flow hedge	(715)	—	(715)	—
Accumulated other comprehensive loss reclassified to interest expense	63	—	63	—
Total other comprehensive loss	(652)	—	(652)	—
Total comprehensive income	$79,987	$54,018	$142,023	$111,281

See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited; in thousands except per share amounts)

Three Months Ended September 30, 2022
	Common Stock	Additional Paid-In Capital	Treasury Stock	Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Stockholders’ Investment	Nonredeemable Noncontrolling Interests	Total Equity
Balance June 30, 2022	$154,025	$5,627,133	$(148,473)	$(1,020,590)	$—	$4,612,095	$20,600	$4,632,695
Comprehensive Income:
Net income	—	—	—	80,639	—	80,639	130	80,769
Other comprehensive loss	—	—	—	—	(652)	(652)	—	(652)
Common stock issued under the ATM, net of issuance costs	—	13	—	—	—	13	—	13
Amortization of stock-based compensation, net of forfeitures	(6)	1,805	—	4	—	1,803	—	1,803
Contributions from nonredeemable noncontrolling interests	—	—	—	—	—	—	(356)	(356)
Distributions to nonredeemable noncontrolling interests	—	—	—	—	—	—	(15)	(15)
Common dividends ($0.32 per share)	—	—	—	(48,541)	—	(48,541)	—	(48,541)
Balance September 30, 2022	$154,019	$5,628,951	$(148,473)	$(988,488)	$(652)	$4,645,357	$20,359	$4,665,716

Three Months Ended September 30, 2021
		Common Stock	Additional Paid-In Capital	Treasury Stock	Distributions in Excess of Net Income	Stockholders’ Investment	Nonredeemable Noncontrolling Interests	Total Equity
Balance June 30, 2021		$151,273	$5,546,336	$(148,473)	$(1,113,273)	$4,435,863	$31,541	$4,467,404
Net income		—	—	—	54,018	54,018	118	54,136
Amortization of stock-based compensation, net of forfeitures		—	1,472	—	—	1,472	—	1,472
Contributions from nonredeemable noncontrolling interests		—	—	—	—	—	1,635	1,635
Distributions to nonredeemable noncontrolling interests		—	—	—	—	—	(844)	(844)
Common dividends ($0.31 per share)		—	—	—	(46,261)	(46,261)	—	(46,261)
Balance September 30, 2021		$151,273	$5,547,808	$(148,473)	$(1,105,516)	$4,445,092	$32,450	$4,477,542

See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited; in thousands except per share amounts)

Nine Months Ended September 30, 2022
	Common Stock	Additional Paid-In Capital	Treasury Stock	Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Stockholders’ Investment	Nonredeemable Noncontrolling Interests	Total Equity
Balance December 31, 2021	$151,273	$5,549,308	$(148,473)	$(985,338)	$—	$4,566,770	$33,630	$4,600,400
Comprehensive Income:
Net income	—	—	—	142,675	—	142,675	421	143,096
Other comprehensive loss	—	—	—	—	(652)	(652)	—	(652)
Common stock issued under the ATM, net of issuance costs	2,632	100,488	—	—	—	103,120	—	103,120
Common stock issued pursuant to stock-based compensation	120	490	—	—	—	610	—	610
Amortization of stock-based compensation, net of forfeitures	(6)	6,303	—	8	—	6,305	—	6,305
Acquisition of partners' noncontrolling interest	—	(27,638)	—	—	—	(27,638)	(15,749)	(43,387)
Contributions from nonredeemable noncontrolling interests	—	—	—		—	—	2,164	2,164
Distributions to nonredeemable noncontrolling interests	—	—	—		—	—	(107)	(107)
Common dividends ($0.96 per share)	—	—	—	(145,833)	—	(145,833)	—	(145,833)
Balance September 30, 2022	$154,019	$5,628,951	$(148,473)	$(988,488)	$(652)	$4,645,357	$20,359	$4,665,716

Nine Months Ended September 30, 2021
		Common Stock	Additional Paid-In Capital	Treasury Stock	Distributions in Excess of Net Income	Stockholders’ Investment	Nonredeemable Noncontrolling Interests	Total Equity
Balance December 31, 2020		$151,149	$5,542,762	$(148,473)	$(1,078,304)	$4,467,134	$28,404	$4,495,538
Net income		—	—	—	111,281	111,281	226	111,507
Common stock issued pursuant to stock-based compensation		126	426	—	—	552	—	552
Amortization of stock options, restricted stock, and restricted stock units, net of forfeitures		(2)	4,620	—	—	4,618	—	4,618
Contributions from nonredeemable noncontrolling interests		—	—	—	—	—	5,017	5,017
Distributions to nonredeemable noncontrolling interests		—	—	—	—	—	(1,197)	(1,197)
Common dividends ($0.93 per share)		—	—	—	(138,493)	(138,493)	—	(138,493)
Balance September 30, 2021		$151,273	$5,547,808	$(148,473)	$(1,105,516)	$4,445,092	$32,450	$4,477,542

See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in thousands)

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$143,096	$111,507
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales of investment in unconsolidated joint ventures	(56,260)	(13,160)
Loss (gain) on investment property transactions	61	(13,037)
Depreciation and amortization	219,721	214,399
Amortization of deferred financing costs and premium on notes payable	(317)	(356)
Equity-classified stock-based compensation expense, net of forfeitures	7,526	5,959
Effect of non-cash adjustments to rental revenues	(29,524)	(27,838)
Income from unconsolidated joint ventures	(7,038)	(5,826)
Operating distributions from unconsolidated joint ventures	4,584	9,085
Loss on extinguishment of debt	100	—
Changes in other operating assets and liabilities:
Change in receivables and other assets, net	487	3,178
Change in operating liabilities, net	(10,088)	14,676
Net cash provided by operating activities	272,348	298,587
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from investment property sales, net	—	389,777
Proceeds from sale of interest in unconsolidated joint ventures, net	38,831	67,143
Property acquisition, development, and tenant asset expenditures	(262,822)	(488,243)
Return of capital distributions from unconsolidated joint venture	10,752	25,955
Contributions to unconsolidated joint ventures	(35,193)	(46,038)
Net cash used in investing activities	(248,432)	(51,406)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facility	340,000	329,000
Repayment of credit facility	(267,300)	(527,400)
Repayment of notes payable	(12,719)	(12,214)
Common stock issued under the ATM	103,120	—
Payment of deferred financing costs	(5,299)	(3,014)
Contributions from nonredeemable noncontrolling interests	2,164	5,017
Distributions to nonredeemable noncontrolling interests	(107)	(1,197)
Common dividends paid	(143,818)	(136,743)
Acquisition of partner's noncontrolling interest	(43,387)	—
Issuance of term loans	—	350,000
Repayment of term loans	—	(250,000)
Net cash used in financing activities	(27,346)	(246,551)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(3,430)	630
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	10,168	6,138
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$6,738	$6,768
See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
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
Cousins, CPLP, CTRS, and their subsidiaries (collectively, the “Company”) develop, acquire, lease, manage, and own primarily Class A office properties and mixed-use developments in the Sun Belt markets of the United States with a focus on Atlanta, Austin, Charlotte, Phoenix, Tampa, Dallas, and Nashville. Cousins has elected to be taxed as a REIT and intends to, among other things, distribute at least 100% of its net taxable income to stockholders, thereby eliminating any liability for federal income taxes under current law. Therefore, the results included herein do not include a federal income tax provision for Cousins. As of September 30, 2022, the Company's portfolio of real estate assets consisted of interests in 18.5 million square feet of office space and 310,000 square feet of other space.
Basis of Presentation: The condensed consolidated financial statements are unaudited and were prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, these financial statements reflect all adjustments necessary (which adjustments are of a normal and recurring nature) for the fair presentation of the Company's financial position as of September 30, 2022 and the results of operations for the three and nine months ended September 30, 2022 and 2021. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of results expected for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021. The accounting policies employed are substantially the same as those shown in note 2 to the consolidated financial statements included therein.
The Company evaluates all partnerships, joint ventures, and other arrangements with variable interests to determine if the entity or arrangement qualifies as a variable interest entity ("VIE"), as defined in the Financial Accounting Standard Board's ("FASB") Accounting Standards Codification ("ASC"). If the entity or arrangement qualifies as a VIE and the Company is determined to be the primary beneficiary, the Company is required to consolidate the assets, liabilities, and results of operations of the VIE. At September 30, 2022, the Company had no investments or interests in any VIEs.
2. TRANSACTIONS WITH NORFOLK SOUTHERN RAILWAY COMPANY
On March 1, 2019, the Company entered into a series of agreements and executed related transactions with Norfolk Southern Railway Company (“NS”) as follows:
•Sold land to NS for $52.5 million.
•Executed a Development Agreement with NS whereby the Company received fees totaling $5.0 million in consideration for development services for NS’s corporate headquarters that has been constructed on the land sold to NS.
•Executed a Consulting Agreement with NS whereby the Company received fees totaling $32.0 million in consideration for consulting services for NS’s corporate headquarters. The Development Agreement and Consulting Agreement are collectively referred to below as the “Fee Agreements.”
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
The Company determined that control of the services provided were transferred over time and, thus, the Company recognized the $52.3 million contract price in revenue as it satisfied the performance obligation. The Company determined that the inputs method of measuring progress of satisfying the performance obligation was the most appropriate method of recognizing revenue for the services component. Therefore, the Company began recognizing revenue in the quarter ended March 31, 2019, and continued to recognize revenue based upon the time spent by the Company’s employees in providing these services as compared to the total estimated time required to satisfy the performance obligation. During the three months ended September 30, 2022 and 2021, respectively, the Company recognized $1.0 million and $2.5 million in fee income in its consolidated statements of operations related to the services provided to NS. During the nine months ended September 30, 2022 and 2021, respectively, the Company recognized $3.2 million and $10.4 million in fee income in its consolidated statements of operations related to the services provided to NS. As of December 31, 2021, the Company had deferred income of $1.8 million related to NS included in the consolidated balance sheet. As of September 30, 2022, the Company had no deferred income related to NS included in the consolidated balance sheet, and all revenue related to this performance obligation had been recognized.
3. REAL ESTATE
Acquisitions
On April 21, 2022, the Company purchased its partner's 10% joint venture interest in HICO Avalon, LLC and HICO Avalon II, LLC, which own the 8000 and 10000 Avalon office properties. This transaction did not result in a change in control and any difference between the purchase price of $43.4 million, which included a promote to our partner related to increases in fair value in excess of cost, and the $15.7 million book value of the outside partner's non-controlling interest is recorded as additional paid in capital in the equity section of the Company's consolidated balance sheet. The Company's consolidated basis in Avalon's assets and liabilities was unchanged by this transaction.
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

Dispositions
On July 23, 2021, the Company sold One South at the Plaza in Charlotte for a gross sales price of $271.5 million and recorded a gain of $12.7 million.
On July 1, 2021, the Company sold 0.7 acres of land in Phoenix, adjacent to our 100 Mill development, to a hotel developer for $6.4 million. Net proceeds approximated our book value.
On April 7, 2021, the Company sold Burnett Plaza in Fort Worth for a gross sales price of $137.5 million and recorded a gain of $80,000.
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
The Company also reviews held-for-sale buildings, if any, for impairments. If book value is in excess of estimated fair value less estimated selling costs, we impair those assets to fair value less estimated selling costs. There were no held-for-sale buildings impaired during any periods presented in the accompanying statements of operations.
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
4. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES
The following information summarizes financial data and principal activities of the Company's unconsolidated joint ventures. The information included in the following table entitled summary of financial position is as of September 30, 2022 and December 31, 2021 (in thousands).

SUMMARY OF FINANCIAL POSITION
	Total Assets		Total Debt		Total Equity (Deficit)		Company's Investment
	2022	2021	2022	2021	2022	2021	2022		2021
Operating Properties:
AMCO 120 WT Holdings, LLC	$82,207	$83,546	$—	$—	$81,254	$82,739	$14,987		$15,347
Carolina Square Holdings LP	—	113,011	—	132,654	—	(34,066)	—		(15,786)	(1)
Crawford Long - CPI, LLC	25,932	24,709	63,302	64,566	(39,802)	(40,221)	(19,208)	(1)	(19,356)	(1)
Under Development:
Neuhoff Holdings LLC	297,800	133,691	90,582	28,390	166,877	93,218	87,080		47,529
Land:
715 Ponce Holdings LLC	8,402	8,150	—	—	8,306	8,150	4,247		4,165
HICO Victory Center LP	161	16,421	—	—	136	15,962	75		10,723
Other:
Other	—	518	—	—	—	11	—		47
	$414,502	$380,046	$153,884	$225,610	$216,771	$125,793	$87,181		$42,669
(1) Negative bases are included in deferred income on the consolidated balance sheets.

The information included in the summary of operations table is for the nine months ended September 30, 2022 and 2021 (in thousands).

SUMMARY OF OPERATIONS
	Total Revenues		Net Income (Loss)		Company's Income (Loss) from Investment
	2022	2021	2022	2021	2022	2021
Operating Properties:
AMCO 120 WT Holdings, LLC	$8,005	$6,385	$2,335	$234	$454	$38
Carolina Square Holdings LP	12,140	12,478	600	1,713	215	776
Crawford Long - CPI, LLC	9,811	9,743	3,419	3,049	1,603	1,412
Under Development:
Neuhoff Holdings LLC	107	—	79	—	39	—
Land:
715 Ponce Holdings LLC	220	25	156	11	78	7
HICO Victory Center LP	6,873	199	6,871	199	4,546	111
Other:
Other	28	21,975	(12)	7,365	103	3,482
	$37,184	$50,805	$13,448	$12,571	$7,038	$5,826

On September 29, 2022, the Company sold its 50% joint venture interest in Carolina Square Holdings LP ("Carolina Square"), which owned a mixed-use property in Chapel Hill, to its partner for a gross sales price of $105.0 million. The Company recognized a gain of $56.3 million on the sale of its interest in Carolina Square.
On June 30, 2022, HICO Victory Center LP sold a 3.0 acre land parcel in Uptown Dallas for a gross price of $23.1 million. The Company's share of the gain from the transaction was $4.5 million and is included in income from unconsolidated joint ventures on the statements of operations.
On September 30, 2021, the Company sold its 50% joint venture interest in DC Charlotte Plaza, LLLP ("DCCP"), which owned a 281,000 square foot office building in Charlotte, to its partner for a gross sales price of $60.8 million. The sale was triggered by the exercise of the partners' purchase option as stipulated in the partnership agreement. The Company recognized a gain of $13.1 million on the sale of its interest in DCCP.
On July 28, 2021, Neuhoff Holdings LLC ("Neuhoff"), a 50-50 joint venture, was formed for the purpose of developing a mixed-use property in Nashville. The Company made an initial contribution of $35.1 million for its interest in the land and development costs incurred to date. In addition to the existing assets of the joint venture, Neuhoff also has rights to adjacent parcels for future development. On September 30, 2021, the joint venture closed on a construction loan with a borrowing capacity up to $312.7 million. The mortgage loan bears interest at the London Interbank Offering Rate ("LIBOR") plus 3.45% and matures on September 30, 2025. The mortgage loan provides for use of alternative interest rates should LIBOR not be available to us. There can be no assurances as to what alternative rates may be and whether such interest rates will be more or less favorable than LIBOR.
On July 28, 2021, 715 Ponce Holdings LLC ("715 Ponce"), a 50-50 joint venture, was formed for the purpose of developing a property in Midtown Atlanta in the future. The Company made an initial contribution of $4.0 million for its interest in the land held by the joint venture.

5. INTANGIBLE ASSETS AND LIABILITIES
At September 30, 2022 and December 31, 2021, intangible assets included the following (in thousands):

	2022	2021
In-place leases, net of accumulated amortization of $129,771 and $134,930 in 2022 and 2021, respectively	$107,874	$129,538
Below-market ground lease, net of accumulated amortization of $1,760 and $1,449 in 2022 and 2021, respectively	17,493	17,804
Above-market rents, net of accumulated amortization of $24,644 and $25,423 in 2022 and 2021, respectively	16,080	19,537
Goodwill	1,674	1,674
	$143,121	$168,553

At September 30, 2022 and December 31, 2021, intangible liabilities included the following (in thousands):

	2022	2021
Below-market rents, net of accumulated amortization of $47,468 and $55,079 in 2022 and 2021, respectively	$54,734	$63,223

Aggregate net amortization expense related to intangible assets and liabilities for the three and nine months ended September 30, 2022 was $5.8 million and $16.9 million, respectively. Aggregate net amortization expense related to intangible assets and liabilities for the three and nine months ended September 30, 2021 was $8.2 million and $24.6 million, respectively. Over the next five years and thereafter, aggregate amortization of these intangible assets and liabilities is anticipated to be as follows (in thousands):

	In-Place Leases	Below-Market Ground Lease	Above-Market Rents	Below-Market Rents
2022 (three months)	$5,813	$100	$1,025	$(2,435)
2023	21,652	400	3,742	(9,355)
2024	19,203	400	3,045	(8,947)
2025	15,499	400	2,050	(8,393)
2026	12,212	400	1,626	(6,640)
Thereafter	33,495	15,793	4,592	(18,964)
	$107,874	$17,493	$16,080	$(54,734)

6. OTHER ASSETS
Other assets on the consolidated balance sheets as of September 30, 2022 and December 31, 2021 included the following (in thousands):

	2022	2021
Predevelopment costs	$31,510	$20,677
Furniture, fixtures and equipment and other deferred costs, net of accumulated depreciation of $20,815 and $18,560 in 2022 and 2021, respectively	12,158	13,772
Lease inducements, net of accumulated amortization of $4,770 and $3,721 in 2022 and 2021, respectively	8,183	5,735
Prepaid expenses and other assets	7,970	6,998
Credit Facility deferred financing costs, net of accumulated amortization of $7,112 and $5,976 in 2022 and 2021, respectively	5,700	1,507
	$65,521	$48,689
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
7. NOTES PAYABLE
The following table summarizes the terms of notes payable outstanding at September 30, 2022 and December 31, 2021 ($ in thousands):

Description	Interest Rate (1)	Maturity (2)	2022	2021
Unsecured Notes:
Term Loan	5.38%	2024	$350,000	$350,000
Credit Facility	3.98%	2027	301,200	228,500
Senior Note	3.95%	2029	275,000	275,000
Senior Note	3.91%	2025	250,000	250,000
Senior Note	3.86%	2028	250,000	250,000
Senior Note	3.78%	2027	125,000	125,000
Senior Note	4.09%	2027	100,000	100,000
			1,651,200	1,578,500
Secured Mortgage Notes:
Fifth Third Center	3.37%	2026	131,055	133,672
Colorado Tower	3.45%	2026	110,210	112,150
Terminus 100	5.25%	2023	109,073	111,678
Promenade Tower	4.27%	2022	86,295	89,052
Domain 10	3.75%	2024	75,000	76,412
Terminus 200	3.79%	2023	71,172	72,561
Legacy Union One	4.24%	2023	66,000	66,000
			648,805	661,525
			$2,300,005	$2,240,025

Unamortized premium			998	3,910
Unamortized loan costs			(5,014)	(6,426)
Total Notes Payable			$2,295,989	$2,237,509

(1) Interest rate as of September 30, 2022.
(2) Weighted average maturity of notes payable outstanding at September 30, 2022 was 3.6 years.

Credit Facility
Through May 2, 2022, the Company had a $1 billion senior unsecured line of credit (the "Prior Facility") that was scheduled to mature on January 3, 2023. The Prior Facility contained financial covenants that required, among other things, the maintenance of unencumbered interest coverage ratio of at least 1.75x; a fixed charge coverage ratio of at least 1.50x; a secured leverage ratio of no more than 40%; and an overall leverage ratio of no more than 60%. The Prior Facility also contained customary representations and warranties and affirmative and negative covenants, as well as customary events of default.
The interest rate applicable to the Prior Facility varied according to the Company's leverage ratio and was, at the election of the Company, determined based on either (1) LIBOR plus a spread of between 1.05% and 1.45%, or (2) the greater of Bank of America's prime rate, the federal funds rate plus 0.50%, or the one-month LIBOR plus 1.0% (the "Base Rate"), plus a spread of between 0.10% and 0.45%, based on leverage.
On May 2, 2022, the Company entered into a Fifth Amended and Restated Credit Agreement (the "Credit Facility") under which the Company may borrow up to $1 billion if certain conditions are satisfied. The Credit Facility recasts the Prior Facility by, among other things, extending the maturity date from January 3, 2023, to April 30, 2027, and reducing certain per annum variable interest rate spreads and other fees. The Credit Facility contains financial covenants consistent with those of the Prior Facility, with the exception of an increase in the secured leverage ratio to no more than 50%.
The interest rate applicable to the Credit Facility varies according to the Company's leverage ratio and may, at the election of the Company, be determined based on either (1) the Daily SOFR or Term SOFR, plus a SOFR adjustment of 0.10% ("Adjusted SOFR") and a spread of between 0.90% and 1.40%, or (2) the greater of Bank of America's prime rate, the federal funds rate plus 0.50%, Term SOFR, plus a SOFR adjustment of 0.10% and 1.00%, or 1.00%, plus a spread of between 0.00% and 0.40%, based on leverage. In addition to the interest rate, the Credit Facility is also subject to a facility fee of 0.15% to 0.30%, depending on leverage, on the entire $1 billion capacity.
At September 30, 2022, the Credit Facility's interest rate spread over Adjusted SOFR was 0.90% and the facility fee spread was 0.15%. The amount that the Company may draw under the New Facility is a defined calculation based on the Company's unencumbered assets and other factors. The total available borrowing capacity under the Credit Facility was $698.8 million at September 30, 2022. The amounts outstanding under the Credit Facility may be accelerated upon the occurrence of any events of default.
2021 Term Loan
On June 28, 2021, the Company entered into an Amended and Restated Term Loan Agreement (the "2021 Term Loan") that amended the former term loan agreement. Under the 2021 Term Loan, the Company has borrowed $350 million that matures on August 30, 2024 with four consecutive options to extend the maturity date for an additional 180 days. On September 19, 2022, the Company entered into the First Amendment to the 2021 Term Loan. This amendment aligns covenants and available interest rates, including the addition of SOFR, to that of the Credit Facility. Under the terms of this First Amendment the interest rate applicable to the 2021 Term Loan varies according to the Company's leverage ratio and may, at the election of the Company, be determined based on either (1) the Daily SOFR or Term SOFR, plus a SOFR adjustment of 0.10% ("Adjusted SOFR") and a spread of between 1.05% and 1.65%, or (2) the greater of Bank of America's prime rate, the federal funds rate plus 0.50%, Term SOFR, plus a SOFR adjustment of 0.10% and 1.00%, or 1.00%, plus a spread of between 0.05% and 0.65%, based on leverage. On September 19, 2022, the Company provided notice of our election of the Daily SOFR Rate Loan provisions.
On September 27, 2022, the Company entered into a floating-to-fixed interest rate swap with respect to the $350 million 2021 Term Loan through the maturity date of August 30, 2024. This swap effectively fixed the underlying SOFR rate at 4.23%. Please see Note 8 for more information on this cash flow hedge.
At September 30, 2022, the 2021 Term Loan's spread over the Adjusted SOFR rate was 1.05%.
2022 Term Loan
Subsequent to quarter end, on October 3, 2022, the Company entered into a Delayed Draw Term Loan Agreement (the "2022 Term Loan") and borrowed the full $400 million available under the loan. The loan matures on March 3, 2025 with four consecutive options to extend the maturity date for an additional six months. The interest rate provisions are the same as the 2021 Term Loan, and the covenants are the same as the Credit Facility.

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
Secured Mortgage Notes
As of September 30, 2022, the Company had $648.8 million outstanding on seven non-recourse mortgage notes. All interest rates on the secured mortgage notes are fixed. Assets with depreciated carrying values of $1.2 billion were pledged as security, respectively, on these mortgage notes payable.
Subsequent to quarter end, the Company paid off in full its Legacy Union One and Promenade Tower mortgages, without penalty.
Subsequent to quarter end, the Company completed the application process, including paying a deposit to the lender, to extend the existing mortgages on the Company's two Terminus properties in Atlanta with the current lender. The maturities will be extended from January 2023 to January 2031, the combined principal will increase to $221.0 million, and the interest rate is 6.34%. This extension is expected to close before December 31, 2022.
Other Debt Information
The Company is in compliance with all of the covenants related to its unsecured and secured debt.
At September 30, 2022 and December 31, 2021, the estimated fair value of the Company’s notes payable was $2.2 billion and $2.3 billion, respectively, calculated by discounting the debt's remaining contractual cash flows at estimated rates at which similar loans could have been obtained at September 30, 2022 and December 31, 2021. The estimate of the current market rate, which is the most significant input in the discounted cash flow calculation, is intended to replicate debt of similar maturity and loan-to-value relationship. These fair value calculations are considered to be Level 2 under the guidelines as set forth in ASC 820, as the Company utilizes market rates for similar type loans from third party brokers.
For the three and nine months ended September 30, 2022 and 2021, interest expense was recorded as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Total interest incurred	$22,406	$18,181	$61,522	$54,775
Interest capitalized	(4,026)	(1,472)	(11,068)	(4,202)
Total interest expense	$18,380	$16,709	$50,454	$50,573

8. DERIVATIVE FINANCIAL INSTRUMENTS
On September 27, 2022, the Company entered into a floating-to-fixed interest rate swap with respect to the $350 million 2021 Term Loan through the maturity date of August 30, 2024. This swap effectively fixed the underlying SOFR rate at 4.23%.
On the date the Company entered into this derivative contract, the Company designated the derivative as a hedge to the exposure to variable cash flows of a forecasted transaction (referred to as a "cash flow hedge"). For a cash flow hedge determined to be highly effective, the derivative's gain or loss is initially reported as a component of other comprehensive income or loss and subsequently reclassified into net income when the forecasted transaction affects earnings.
The cash flow hedge is measured at fair value using observable inputs other than quoted prices in active markets, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. These inputs are considered Level 2 inputs in the Fair Value Hierarchy and the Company engages a third party expert to determine these inputs. The fair value of the cash flow hedge is determined using the conventional industry methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts made between the Company and its counterparty to the cash flow hedge. These variable cash receipts are based on the expectation of future interest rates which are derived from observed market interest rate curves. In addition, any credit valuation adjustments are considered in the fair values to account for potential nonperformance risk to the extent they would be significant inputs to the calculation. For the period presented, it was determined that credit valuation adjustments were not considered to be significant inputs.
As of September 30, 2022, the fair value of this swap was $652,000, which approximates the amount the Company would owe the counter-party under the swap in the event of early termination. This $652,000 is included in other liabilities in the Company's consolidated balance sheet and it is entirely offset in accumulated other comprehensive loss within equity. For the three and nine months ended September 30, 2022, $63,000 of incremental interest expense is included in the Company's consolidated statement of operations related to current net cash settlements under the swap. We estimate an additional expense of $375,000 will be reclassified to interest expense over the next twelve months, due to expected settlements on this cash flow hedge.
The counterparty under this swap is a major financial institution and the swap contains provisions whereby if we default on certain of our indebtedness, and such default results in repayment of such indebtedness being, or becoming capable of being, accelerated by the lender, then we could also be declared in default under the swap. There are no collateral requirements related to this swap.
9. OTHER LIABILITIES
Other liabilities on the consolidated balance sheets as of September 30, 2022 and December 31, 2021 included the following (in thousands):

	2022	2021
Ground lease liability	$49,431	$49,470
Prepaid rent	32,288	37,174
Security deposits	14,432	12,875
Restricted stock unit liability	1,058	7,314
Other liabilities	5,955	5,031
	$103,164	$111,864
10. COMMITMENTS AND CONTINGENCIES
Commitments
The Company had outstanding performance bonds totaling $692,000 at September 30, 2022. As a lessor, the Company had $161.7 million in future obligations under leases to fund tenant improvements and other future construction obligations at September 30, 2022.
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
11.    STOCKHOLDERS' EQUITY
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
On June 29, 2022, the Company issued 2.6 million shares of common stock that had been executed under Forward Sales at an average price of $39.92 per share for gross proceeds of $105.1 million. To date the Company has issued 2.6 million shares under the ATM program and has generated cash proceeds of $101.4 million, net of $1.1 million of compensation to be paid with respect to such Forward Sales, $1.7 million of dividends owed during the period the Forward Sales were outstanding, and $900,000 of other transaction related costs. To the extent, prior to settlement, shares sold under Forward Sales were potentially dilutive during the period under the treasury stock method, the impact of such dilution is disclosed in the calculation included in Note 14. The Company did not have any outstanding Forward Sales for the sale of its common stock as of September 30, 2022.
12. REVENUE RECOGNITION
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
For the three and nine months ended September 30, 2022, the Company recognized rental property revenues of $193.5 million and $559.9 million, respectively, of which $54.7 million and $157.7 million, respectively, represented variable rental revenue. For the three and nine months ended September 30, 2021, the Company recognized rental property revenues of $185.5 million and $552.1 million, respectively, of which $52.3 million and $148.3 million, respectively, represented variable rental revenue.
For the three and nine months ended September 30, 2022, the Company recognized fee and other revenue of $1.7 million and $7.9 million, respectively. For the three and nine months ended September 30, 2021, the Company recognized fee and other revenue of $3.2 million and $12.8 million, respectively.

13. STOCK-BASED COMPENSATION
The Company maintains the Cousins Properties Incorporated 2019 Omnibus Incentive Stock Plan (the "2019 Plan") and the 2021 Employee Stock Purchase Plan ("ESPP") under which the Company has several types of stock-based compensation — restricted stock and restricted stock units ("RSUs") for key employees, and the opportunity for all employees to purchase Company stock through the ESPP.
The Company's compensation expense for the three and nine months ended September 30, 2022 relates to restricted stock and RSUs awarded in 2022, 2021, 2020, and 2019 and the ESPP. Compensation expense for the three and nine months ended September 30, 2021 relates to restricted stock and RSUs awarded in 2021, 2020, 2019, and 2018. Restricted stock, the 2022 RSUs, 2021 RSUs, and the 2020 RSUs are equity-classified awards (settled in shares of the Company) for which compensation expense per share is fixed. The 2019 and 2018 RSUs are liability-classified awards (settled in cash) for which the expense fluctuates from period to period dependent, in part, on the Company's stock price. For the three and nine months ended September 30, 2022 and 2021, stock-based compensation expense, net of forfeitures, was recorded as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Equity-classified awards:
Restricted stock	$779	$682	$2,348	$1,995
Market-based RSUs	917	587	3,065	1,946
Performance-based RSUs	179	203	863	677
Director grants	385	334	1,086	890
Employee Stock Purchase Plan	39	—	133	—
Total equity-classified award expense, net of forfeitures	2,299	1,806	7,495	5,508

Liability-classified awards
Time-vested RSUs	(116)	149	(136)	522
Dividend equivalent units	34	24	53	76
Market-based RSUs	—	827	—	1,597
Performance-based RSUs	—	83	—	340
Total liability-classified award expense, net of forfeitures	(82)	1,083	(83)	2,535
Total stock-based compensation expense, net of forfeitures	$2,217	$2,889	$7,412	$8,043
Information on the Company's stock compensation plan, including information on the Company's equity-classified and liability-classified awards is discussed in note 15 of the notes to consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

14. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2022 and 2021 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Earnings per common share - basic:
Numerator:
Net income	$80,769	$54,136	$143,096	$111,507
Net income attributable to noncontrolling interests in CPLP from continuing operations	(26)	(9)	(38)	(20)
Net income attributable to other noncontrolling interests	(104)	(109)	(383)	(206)
Net income available to common stockholders	$80,639	$54,018	$142,675	$111,281

Denominator:
Weighted average common shares - basic	151,435	148,688	149,670	148,659
Net income per common share - basic	$0.53	$0.36	$0.95	$0.75

Earnings per common share - diluted:
Numerator:
Net income	$80,769	$54,136	$143,096	$111,507
Net income attributable to other noncontrolling interests	(104)	(109)	(383)	(206)
Net income available for common stockholders before allocation of net income attributable to noncontrolling interests in CPLP	$80,665	$54,027	$142,713	$111,301

Denominator:
Weighted average common shares - basic	151,435	148,688	149,670	148,659
Add:
Potential dilutive common shares - stock options	—	—	—	1
Potential dilutive common shares - restricted stock units, less shares assumed purchased at market price	235	59	251	58
Weighted average units of CPLP convertible into common shares	25	25	25	25
Weighted average common shares - diluted	151,695	148,772	149,946	148,743
Net income per common share - diluted	$0.53	$0.36	$0.95	$0.75

Anti-dilutive stock options represent stock options whose exercise price exceeds the average market value of the Company's stock and are excluded from the calculation of diluted earnings per share. There were no anti-dilutive stock options for the three and nine months ended September 30, 2022 and 2021. The treasury stock method resulted in no dilution related to the Forward Sales outstanding during the three and nine months ended September 30, 2022 under the Company's ATM program or from shares expected to be issued under the ESPP.

15. CONSOLIDATED STATEMENTS OF CASH FLOWS - SUPPLEMENTAL INFORMATION
Supplemental information related to the cash flows, including significant non-cash activity affecting the consolidated statement of cash flows, for the nine months ended September 30, 2022 and 2021 is as follows (in thousands):

	2022	2021
Interest paid	$58,865	$61,235
Income taxes paid (1)	—	155
Non-Cash Activity:
Transfers from projects under development to operating properties	141,349	—
Transfer from operating properties and related assets and liabilities to assets and liabilities of real estate assets held for sale	—	249,365
Tenant improvements recorded in deferred income	56,727	2,247
Common stock dividends declared and accrued	48,459	46,319

(1) This represents state income taxes paid in conjunction with gains from sales transactions.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash recorded on the consolidated balance sheets to cash, cash equivalents, and restricted cash in the consolidated statements of cash flows (in thousands):

	September 30, 2022	December 31, 2021
Cash and cash equivalents	$5,507	$8,937
Restricted cash	1,231	1,231
Total cash, cash equivalents, and restricted cash	$6,738	$10,168
16. REPORTABLE SEGMENTS
The Company's segments are based on the method of internal reporting, which classifies operations by property type and geographical region. The segments by property type are Office and Non-Office. The segments by geographical region are Atlanta, Austin, Charlotte, Dallas, Phoenix, Tampa, and other markets. Included in other markets are properties located in Chapel Hill (sold in September 2022), Houston, Nashville, and Fort Worth (sold in April 2021). Included in Non-Office are retail and apartments in Chapel Hill (sold in September 2022) and Atlanta, as well as the College Street Garage in Charlotte. In the third quarter of 2021, with the sale of the Company's One South at the Plaza office property, the Company reassessed the segment for the College Street Garage and began to treat it as Non-Office for all periods presented. These reportable segments represent an aggregation of operating segments reported to the Chief Operating Decision Maker based on similar economic characteristics that include the type of property and the geographical location. Each segment includes both consolidated operations and the Company's share of joint venture operations.
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

Segment net income, amount of capital expenditures, and total assets are not presented in the following tables because management does not utilize these measures when analyzing its segments or when making resource allocation decisions. Information on the Company's segments along with a reconciliation of NOI to net income for the three and nine months ended September 30, 2022 and 2021 are as follows (in thousands):

Three Months Ended September 30, 2022	Office	Non-Office	Total
Revenues:
Atlanta	$70,708	$461	$71,169
Austin	64,522	—	64,522
Charlotte	14,343	1,316	15,659
Dallas	4,240	—	4,240
Phoenix	15,135	—	15,135
Tampa	18,229	—	18,229
Other markets	7,476	1,419	8,895
Total segment revenues	194,653	3,196	197,849
Less: Company's share of rental property revenues from unconsolidated joint ventures	(2,514)	(1,880)	(4,394)
Total rental property revenues	$192,139	$1,316	$193,455

Three Months Ended September 30, 2021	Office	Non-Office	Total
Revenues:
Atlanta	$67,959	$369	$68,328
Austin	65,448	—	65,448
Charlotte	17,527	721	18,248
Dallas	4,337	—	4,337
Phoenix	12,847	—	12,847
Tampa	14,444	—	14,444
Other markets	8,702	1,155	9,857
Total segment revenues	191,264	2,245	193,509
Less: Company's share of rental property revenues from unconsolidated joint ventures	(6,470)	(1,524)	(7,994)
Total rental property revenues	$184,794	$721	$185,515

Nine Months Ended September 30, 2022	Office	Non-Office	Total
Revenues:
Atlanta	$207,582	$1,323	$208,905
Austin	184,800	—	184,800
Charlotte	41,776	3,604	45,380
Dallas	12,568	—	12,568
Phoenix	42,098	—	42,098
Tampa	52,369	—	52,369
Other markets	22,423	3,957	26,380
Total segment revenues	563,616	8,884	572,500
Less: Company's share of rental property revenues from unconsolidated joint ventures	(7,364)	(5,280)	(12,644)
Total rental property revenues	$556,252	$3,604	$559,856

Nine Months Ended September 30, 2021	Office	Non-Office	Total
Revenues:
Atlanta	$198,461	$1,039	$199,500
Austin	183,158	—	183,158
Charlotte	60,578	1,873	62,451
Dallas	13,351	—	13,351
Phoenix	38,067	—	38,067
Tampa	43,180	—	43,180
Other markets	31,825	3,930	35,755
Total segment revenues	568,620	6,842	575,462
Less: Company's share of rental property revenues from unconsolidated joint ventures	(18,405)	(4,969)	(23,374)
Total rental property revenues	$550,215	$1,873	$552,088

NOI by reportable segment for the three and nine months ended September 30, 2022 and 2021 are as follows (in thousands):

Three Months Ended September 30, 2022	Office	Non-Office	Total
Net Operating Income:
Atlanta	$46,678	$280	$46,958
Austin	39,564	—	39,564
Charlotte	10,587	935	11,522
Dallas	3,197	—	3,197
Phoenix	11,145	—	11,145
Tampa	11,254	—	11,254
Other markets	4,879	881	5,760
Total Net Operating Income	$127,304	$2,096	$129,400

Three Months Ended September 30, 2021	Office	Non-Office	Total
Net Operating Income:
Atlanta	$44,333	$180	$44,513
Austin	38,532	—	38,532
Charlotte	12,491	361	12,852
Dallas	3,424	—	3,424
Phoenix	9,299	—	9,299
Tampa	9,434	—	9,434
Other markets	5,347	747	6,094
Total Net Operating Income	$122,860	$1,288	$124,148

Nine Months Ended September 30, 2022	Office	Non-Office	Total
Net Operating Income:
Atlanta	$137,357	$765	$138,122
Austin	112,496	—	112,496
Charlotte	30,845	2,549	33,394
Dallas	9,696	—	9,696
Phoenix	29,988	—	29,988
Tampa	32,588	—	32,588
Other markets	13,319	2,455	15,774
Total Net Operating Income	$366,289	$5,769	$372,058

Nine Months Ended September 30, 2021	Office	Non-Office	Total
Net Operating Income:
Atlanta	$130,551	$433	$130,984
Austin	108,764	—	108,764
Charlotte	43,176	796	43,972
Dallas	10,546	—	10,546
Phoenix	27,252	—	27,252
Tampa	27,755	—	27,755
Other markets	18,142	2,562	20,704
Total Net Operating Income	$366,186	$3,791	$369,977

The following reconciles Net Operating Income to net income for each of the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net Operating Income	$129,400	$124,148	$372,058	$369,977
Net operating income from unconsolidated joint ventures	(2,819)	(5,762)	(8,080)	(15,953)
Fee income	1,677	3,094	5,370	12,426
Termination fees	242	1,775	2,153	2,599
Other income	38	123	2,522	405
Reimbursed expenses	(418)	(383)	(1,455)	(1,149)
General and administrative expenses	(6,498)	(7,968)	(21,557)	(22,014)
Interest expense	(18,380)	(16,709)	(50,454)	(50,573)
Depreciation and amortization	(79,116)	(72,073)	(219,721)	(214,399)
Other expenses	(231)	(421)	(877)	(1,835)
Income from unconsolidated joint ventures	634	2,128	7,038	5,826
Gain on sales of investments in unconsolidated joint ventures	56,260	13,121	56,260	13,160
Gain (loss) on investment property transactions	(20)	13,063	(61)	13,037
Loss on extinguishment of debt	—	—	(100)	—
Net income	$80,769	$54,136	$143,096	$111,507

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
During the quarter, we leased or renewed 431,000 square feet of office space. Straight-line basis net rent per square foot increased 20.4% for those office spaces that were under lease within the past year. Same property net operating income (defined below) for consolidated properties and our share of unconsolidated properties increased 1.8% between the three months ended September 30, 2022 and 2021.
On September 29, 2022, we sold our 50% owned joint venture interest in Carolina Square Holdings LP ("Carolina Square") to our partner for a gross sales price of $105.0 million. We recognized a gain of $56.3 million on this sale.
Subsequent to quarter end, on October 3, 2022, we entered into a Delayed Draw Term Loan Agreement (the "2022 Term Loan") and borrowed the full $400.0 million available under the loan. The 2022 Term Loan matures on March 3, 2025 with four consecutive options to extend the maturity date for an additional six months. The 2022 Term Loan has a floating interest rate tied to the Secured Overnight Financing Rate ("SOFR").
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
Results of Operations For The Three and Nine Months Ended September 30, 2022
General
Net income available to common stockholders for the three and nine months ended September 30, 2022 was $80.6 million and $142.7 million, respectively. For the three and nine months ended September 30, 2021, the net income available to common stockholders was $54.0 million and $111.3 million, respectively. We detail below material changes in the components of net income available to common stockholders for the three and nine months ended September 30, 2022 compared to 2021.
Rental Property Revenue, Rental Property Operating Expenses, and Net Operating Income
The following results include the performance of our Same Property portfolio. Our Same Property portfolio includes office properties that were stabilized and owned by us for the entirety of each comparable reporting period presented. A stabilized property is one that has achieved 90% economic occupancy or has been substantially complete and owned by us for one year. Same Property amounts for the 2022 versus 2021 comparison are from properties that were stabilized and owned as of January 1, 2021 through September 30, 2022.
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

Depreciation, amortization, as well as gains or losses on sales of depreciated investment assets and impairment are also excluded from NOI. Same Property NOI allows analysts, investors, and management to analyze continuing operations and evaluate the growth trend of our portfolio.
Rental property revenues, rental property operating expenses, and NOI changed between the 2022 and 2021 periods as follows ($ in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Rental Property Revenues
Same Property	$167,140	$163,493	$3,647	2.2%	$486,251	$488,109	$(1,858)	(0.4)%
Non-Same Property	26,073	20,247	5,826	28.8%	71,452	61,380	10,072	16.4%
	193,213	183,740	9,473	5.2%	557,703	549,489	8,214	1.5%

Termination Fee Income	242	1,775	(1,533)		2,153	2,599	(446)
Total Rental Property Revenues	$193,455	$185,515	$7,940		$559,856	$552,088	$7,768

Rental Property Operating Expenses
Same Property	$59,731	$58,013	$1,718	3.0%	$172,748	$172,121	$627	0.4%
Non-Same Property	6,901	7,341	(440)	(6.0)%	20,977	23,344	(2,367)	(10.1)%
Total Rental Property Operating Expenses	$66,632	$65,354	$1,278	2.0%	$193,725	$195,465	$(1,740)	(0.9)%

Net Operating Income
Same Property NOI	$107,409	$105,480	$1,929	1.8%	$313,503	$315,988	$(2,485)	(0.8)%
Non-Same Property NOI	19,172	12,906	6,266	48.6%	50,475	38,036	12,439	32.7%
Total NOI	$126,581	$118,386	$8,195	6.9%	$363,978	$354,024	$9,954	2.8%
Same Property Rental Property Revenues increased for the three months ended September 30, 2022 compared to the same period in the prior year primarily due to an increase in economic occupancy at our Terminus and Domain office properties and related increases in revenues recognized from tenant funded improvements, partially offset by a decrease in economic occupancy at our Promenade Tower office property while under partial redevelopment.
Same Property Operating Expenses increased for the three months ended September 30, 2022 compared to the same period in the prior year primarily due to an increase in expenses related to higher physical occupancy at our properties, partially offset by a decrease in real estate taxes as well as expenses at our 3350 Peachtree office property while under partial redevelopment.
Non-Same Property Rental Property Revenues increased for the three and nine months ended September 30, 2022 compared to the same period in the prior year primarily due to the following: the 2021 acquisitions of 725 Ponce and Heights Union, and the consolidation of 300 Colorado upon purchase of our partners' interests in the venture in the fourth quarter of 2021, which were partially offset by the 2021 sales of Burnett Plaza, 816 Congress, and One South at the Plaza, and the 2022 commencement of a full building redevelopment project at Promenade Central. Non-Same Property Operating Expenses decreased for the three and nine month periods primarily due to refunds of real estate taxes for two previously sold properties.
Termination Fee income decreased $1.5 million for the three months ended September 30, 2022 compared to the same period in the prior year due to the timing of termination notices and expected move outs.
Fee Income
Fee income decreased $1.4 million, or 45.8%, and $7.1 million, or 56.8%, for the three and nine months ended September 30, 2022 compared to the same periods in the prior year. The decreases are due to declining development activities as we reached the completion of the Norfolk Southern transactions during the third quarter of 2022. The Norfolk Southern transactions are described in further detail in note 2 to the unaudited condensed consolidated financial statements in this Form 10-Q.
General and Administrative Expenses
General and administrative expenses decreased $1.5 million, or 18.4%, for the three months ended September 30, 2022 compared to the same period in the prior year. This decrease is primarily driven by changes in stock compensation expense and decreases in other employee compensation expense.
Interest Expense
Interest expense, net of amounts capitalized, increased $1.7 million, or 10.0%, for the three months ended September 30, 2022, compared to the same period in the prior year. This increase is primarily due to increases in interest rates on our variable rate debt and increase in average outstanding balance on our line of credit, partially offset by an increase in capitalized expense as a result of development and redevelopment activities.

Depreciation and Amortization
Depreciation and amortization changed between the 2022 and 2021 periods as follows ($ in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Depreciation and Amortization
Same Property	$67,171	$65,010	$2,161	3.3%	$189,818	$192,123	$(2,305)	(1.2)%
Non-Same Property	11,807	6,907	4,900	70.9%	29,452	21,805	7,647	35.1%
Non-Real Estate Assets	138	156	(18)	(11.5)%	451	471	(20)	(4.2)%
Total Depreciation and Amortization	$79,116	$72,073	$7,043	9.8%	$219,721	$214,399	$5,322	2.5%

Same Property depreciation and amortization increased between the 2022 and 2021 three month periods primarily due to an increase in tenant improvements placed into service during the third quarter of 2022, partially offset by a decrease related to intangible in-place lease assets recognized upon the acquisition of properties. Same Property depreciation and amortization decreased between the 2022 and 2021 nine month periods primarily due to a decrease related to the intangible in-place lease assets recognized upon the acquisition of properties, partially offset by an increase in tenant improvements placed into service during the third quarter of 2022. Intangible in-place lease assets are amortized over the remainder of the lease term as of the date of acquisition, and an increasing number of those leases have reached their expiration.
Non-Same Property depreciation and amortization increased between the 2022 and 2021 three and nine month periods primarily due to the following: the 2021 acquisitions of 725 Ponce and Heights Union, and the consolidated of 300 Colorado upon purchase of our partners' interests in the venture in the fourth quarter of 2021, partially offset by the 2021 sales of 816 Congress and One South at the Plaza, and the suspension of depreciation during the full building redevelopment project at our Promenade Central operating property which commenced in 2022.
Income from Unconsolidated Joint Ventures
Income from unconsolidated joint ventures consisted of the Company's share of the following ($ in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Net operating income	$2,819	$5,762	$(2,943)	(51.1)%	$8,080	$15,953	$(7,873)	(49.4)%
Other income, net	36	110	(74)	(67.3)%	136	173	(37)	(21.4)%
Gain on sale of undepreciated property	(22)	—	(22)	N/A	4,478	—	4,478	N/A
Depreciation and amortization	(1,189)	(2,917)	1,728	(59.2)%	(3,424)	(8,092)	4,668	(57.7)%
Interest expense	(1,010)	(804)	(206)	25.6%	(2,316)	(2,182)	(134)	6.1%
Net gain (loss) on sale of investment property	—	(23)	23	(100.0)%	84	(26)	110	(423.1)%
Income from unconsolidated joint ventures	$634	$2,128	$(1,494)	(70.2)%	$7,038	$5,826	$1,212	20.8%
Income from unconsolidated joint ventures decreased between the 2022 and 2021 three month periods primarily due to the decrease in net operating income and decrease in depreciation and amortization, due to the sale of our interest in the Dimensional Place joint venture in September 2021. Income from unconsolidated joint ventures increased between the 2022 and 2021 nine month periods primarily due to the gain from the sale of a 3.0 acre land parcel in Uptown Dallas in June 2022, partially offset by a decrease in net operating income and decrease in depreciation and amortization due to the sale of our interest in the Dimensional Place joint venture in September 2021.
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
The reconciliation of net income to FFO is as follows for the three and nine months ended September 30, 2022 and 2021 (in thousands, except per share information):

	Three Months Ended September 30,
	2022			2021
	Dollars	Weighted Average Common Shares	Per Share Amount	Dollars	Weighted Average Common Shares	Per Share Amount
Net Income Available to Common Stockholders	$80,639	151,435	$0.53	$54,018	148,688	$0.36
Noncontrolling interest related to unitholders	26	25	—	9	25	—
Conversion of unvested restricted stock units	—	235	—	—	59	—

Net Income — Diluted	80,665	151,695	0.53	54,027	148,772	0.36
Depreciation and amortization of real estate assets:
Consolidated properties	78,978	—	0.52	71,918	—	0.49
Share of unconsolidated joint ventures	1,189	—	0.01	2,917	—	0.02
Partners' share of real estate depreciation	(182)	—	—	(231)	—	—
Loss (gain) on sale of depreciated properties:
Consolidated properties	20	—	—	(13,127)	—	(0.09)
Share of unconsolidated joint ventures	—	—	—	23	—	—
Investments in unconsolidated joint ventures	(56,260)	—	(0.37)	(13,121)	—	(0.09)
Funds From Operations	$104,410	151,695	$0.69	$102,406	148,772	$0.69

	Nine Months Ended September 30,
	2022			2021
	Dollars	Weighted Average Common Shares	Per Share Amount	Dollars	Weighted Average Common Shares	Per Share Amount
Net Income Available to Common Stockholders	$142,675	149,670	$0.95	$111,281	148,659	$0.75
Noncontrolling interest related to unitholders	38	25	—	20	25	—
Conversion of stock options	—	—	—	—	1	—
Conversion of unvested restricted stock units	—	251	—	—	58	—

Net Income — Diluted	142,713	149,946	0.95	111,301	148,743	0.75
Depreciation and amortization of real estate assets:
Consolidated properties	219,270	—	1.46	213,929	—	1.44
Share of unconsolidated joint ventures	3,424	—	0.02	8,092	—	0.05
Partners' share of real estate depreciation	(558)	—	—	(670)	—	—
Loss (gain) on sale of depreciated properties:
Consolidated properties	61	—	—	(13,101)	—	(0.09)
Share of unconsolidated joint ventures	(84)	—	—	26	—	—
Investments in unconsolidated joint ventures	(56,260)	—	(0.37)	(13,160)	—	(0.09)
Funds From Operations	$308,566	149,946	$2.06	$306,417	148,743	$2.06

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
The following table reconciles NOI for consolidated properties to net income for each of the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$80,769	$54,136	$143,096	$111,507
Net operating income from unconsolidated joint ventures	2,819	5,762	8,080	15,953
Fee income	(1,677)	(3,094)	(5,370)	(12,426)
Termination fees	(242)	(1,775)	(2,153)	(2,599)
Other income	(38)	(123)	(2,522)	(405)
Reimbursed expenses	418	383	1,455	1,149
General and administrative expenses	6,498	7,968	21,557	22,014
Interest expense	18,380	16,709	50,454	50,573
Depreciation and amortization	79,116	72,073	219,721	214,399
Other expenses	231	421	877	1,835
Income from unconsolidated joint ventures	(634)	(2,128)	(7,038)	(5,826)
Gain on sale of investment in unconsolidated joint ventures	(56,260)	(13,121)	(56,260)	(13,160)
Loss (gain) on investment property transactions	20	(13,063)	61	(13,037)
Loss on extinguishment of debt	—	—	100	—
Net Operating Income	$129,400	$124,148	$372,058	$369,977
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
As of September 30, 2022, we had $301.2 million drawn under our credit facility with the ability to borrow the remaining $698.8 million, as well as $5.5 million of cash and cash equivalents. We expect to have sufficient liquidity to meet our obligations for the foreseeable future.

Other Debt Information
On May 2, 2022, we entered into a Fifth Amended and Restated Credit Agreement (the "Credit Facility") under which we may borrow up to $1.0 billion if certain conditions are satisfied. The Credit Facility recast the previous credit facility by, among other things, extending the maturity date to April 30, 2027 and reducing certain variable interest rate spreads and other fees. See note 7 of Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional information.
In June 2021, we entered into an Amended and Restated Term Loan Agreement (the "2021 Term Loan") that amended the former term loan agreement. Under the 2021 Term Loan, we have borrowed $350 million that matures on August 30, 2024, with options to, on up to four successive occasions, extend the maturity date for an additional 180 days. See note 7 of Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional information. On September 19, 2022, we entered into the First Amendment to the 2021 Term Loan. This amendment aligns covenants and available interest rates, including the addition of the SOFR, to that of the Credit Facility. On September 19, 2022, we provided notice of our election to use the Daily SOFR Rate Loan provisions.
On September 27, 2022, the Company entered into a floating-to-fixed interest rate swap with respect to the $350 million 2021 Term Loan through the maturity date of August 30, 2024. This swap effectively fixed the underlying SOFR rate at 4.23%. Please see note 8 for more information on this cash flow hedge.
Our existing mortgage debt is comprised of non-recourse, fixed-rate mortgage notes secured by various real estate assets. We expect to either refinance our non-recourse mortgage loans at maturity or repay the mortgage loans with other capital resources, including our credit facility, unsecured debt, non-recourse mortgages, construction loans, the sale of assets, joint venture equity, the issuance of common stock, the issuance of preferred stock, or the issuance of units of CPLP. Many of our non-recourse mortgages contain covenants that, if not satisfied, could result in acceleration of the maturity of the debt. We expect to either refinance the non-recourse mortgages at maturity or repay the mortgages with proceeds from asset sales, debt, or other capital resources. We are in compliance with all covenants of our existing unsecured and secured debt.
87% of our consolidated debt bears interest at a fixed rate. One debt instrument held by an unconsolidated joint venture has an interest rate based on the London Interbank Offered Rate ("LIBOR"). LIBOR has been the subject of regulatory guidance and proposals for reform, and in July 2017, the United Kingdom's Financial Conduct Authority ("FCA") (the authority that regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. In March 2021, the FCA announced that it now intends to cease the US dollar LIBOR setting on June 30, 2023. Provisions exist in this unconsolidated debt to convert its variable interest rate to an alternative rate. It is anticipated that the variable rate on the joint ventures debt will be converted to SOFR prior to June 20, 2023 under this provision.
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
Cash Flows
We report and analyze our cash flows based on operating activities, investing activities, and financing activities. The following table sets forth the changes in cash flows (in thousands):

	Nine Months Ended September 30,
	2022	2021	Change
Net cash provided by operating activities	$272,348	$298,587	$(26,239)
Net cash used in investing activities	(248,432)	(51,406)	(197,026)
Net cash used in financing activities	(27,346)	(246,551)	219,205

The reasons for significant increases and decreases in cash flows between the periods are as follows:
Cash Flows from Operating Activities. Cash flows provided by operating activities decreased $26.2 million between the 2022 and 2021 nine month periods primarily due to timing of receipt of prepaid rents from tenants and a decrease in cash provided by operating distributions from unconsolidated joint ventures driven by the sale of our interest in the Dimensional Fund Advisors joint venture in July 2021.
Cash Flows from Investing Activities. Cash flows used in investing activities increased $197.0 million between the 2022 and 2021 nine month periods primarily due to the 2021 sale of Burnett Plaza; 2022 redevelopment activity at two of our operating properties, including a full building redevelopment of Promenade Central; pro-rata contributions to the Neuhoff Holdings LLC joint venture to fund the development of the Neuhoff mixed use project that commenced in third quarter 2021; the purchase of our partner's 10% interest in the Avalon office properties in April 2022; and a first quarter 2021 pro-rata distribution of proceeds from a mortgage note issuance from our Carolina Square Holdings LP joint venture. These were partially offset by proceeds from the sale of our 50% interest in the Carolina Square Holdings LP joint venture in September 2022.
Cash Flows from Financing Activities. Cash flows used in financing activities decreased $219.2 million between the 2022 and 2021 nine month periods primarily due to the settlement of forward contracts sold under our Equity Distribution Agreement known as at-the-market stock offering program and an increase in net borrowings on our Credit Facility, partially offset by cash flows provided from the amended 2021 Term Loan issued in June 2021.
Non-Cash Activities. Our tenants are increasingly spending amounts in excess of the tenant improvement allowance in their leases. These tenant funded improvements, which have been determined to be owned by us, are recorded as an asset within operating properties and deferred income on our balance sheet. The increase in non-cash activity related to tenant improvements recorded in deferred income during the period is primarily due to a significant amount of such tenant funded improvements being placed into service during the period.
Capital Expenditures. We incur costs related to our real estate assets that include acquisition of properties, development of new properties, redevelopment of existing or newly purchased properties, leasing costs (including tenant improvements) for new or replacement tenants, and ongoing property repairs and maintenance.
Capital expenditures for assets we develop or acquire and then hold and operate are included in the property acquisition, development, and tenant asset expenditures line item within investing activities on the consolidated statements of cash flows. Amounts accrued are removed from the table below (accrued capital adjustment) to show the components of these costs on a cash basis. Components of costs included in this line item for the three and nine months ended September 30, 2022 and 2021 are as follows (in thousands):

	Nine Months Ended September 30,
	2022	2021
Operating — building improvements	$72,549	$37,330
Development	68,553	62,383
Operating — leasing costs	153,321	60,639
Acquisition of property	—	299,347
Capitalized interest	11,068	4,202
Capitalized personnel costs	6,352	5,332
Change in accrued capital expenditures	(49,021)	7,658
Purchase of land held-for-investment	—	11,352
Total property acquisition, development, and tenant asset expenditures	$262,822	$488,243

Capital expenditures decreased $225.4 million between the 2022 and 2021 periods primarily due to the acquisition of 725 Ponce in the third quarter of 2021 and a land purchase in the first quarter of 2021, partially offset by the commencement of redevelopment activities at two of our operating properties in the first quarter of 2022, the start of the Domain 9 development project in the second quarter 2021, and an increase in building improvements and leasing costs.
Capital expenditures related to operating leasing costs increased primarily due to a significant amount of tenant improvements being placed into service during the nine months ended September 30, 2022 compared to the same period in the prior year. The amount we owe our tenants for reimbursement of tenants' allowances has increased as of September 30, 2022 compared to September 30, 2021. This results in a partially offsetting decrease in cash used for capital expenditures for the nine months ended September 30, 2022.

The amounts of tenant improvement and leasing costs for our office portfolio on a per square foot basis for the three months ended September 30, 2022 and 2021 were as follows:

	2022	2021
New leases	$12.33	$11.83
Renewal leases	$8.74	$6.61
Expansion leases	$12.63	$11.48
The amounts of tenant improvement and leasing costs on a per square foot basis vary by lease and by market.
Dividends. We paid common dividends of $143.8 million and $136.7 million in the nine months ended September 30, 2022 and 2021, respectively. We expect to fund our future quarterly common dividends with cash provided by operating activities, also using proceeds from investment property sales, distributions from unconsolidated joint ventures, indebtedness, and proceeds from offerings of equity securities, if necessary.
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
Debt. At September 30, 2022, our unconsolidated joint ventures had aggregate outstanding indebtedness to third parties of $153.9 million. These loans are generally mortgage or construction loans, which are non-recourse to us. In addition, in certain instances, we provide “non-recourse carve-out guarantees” on these non-recourse loans. Certain of these loans have variable interest rates, which creates exposure to the ventures in the form of market risk from interest rate changes.
Critical Accounting Policies
There have been no material changes in the critical accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes in the market risk associated with our notes payable at September 30, 2022 compared to that as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
For information on our equity compensation plans, see note 16 of our Annual Report on Form 10-K, and note 12 to the unaudited condensed consolidated financial statements set forth in this Form 10-Q. We did not make any sales of unregistered securities or purchase any common shares during the third quarter of 2022.

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

3.2		Bylaws of the Registrant, as amended and restated December 4, 2012, filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on December 7, 2012, and incorporated herein by reference.

3.2.1		Bylaws of the Registrant, as amended and restated July 26, 2022, filed as Exhibit 3.2.1 to the Registrant's Form 10-Q for the quarter ended June 30, 2022, and incorporated herein by reference.

10(h)	†
First Amendment to Amended and Restated Term Loan Agreement, dated as of September 19, 2022, among Cousins Properties LP, as the Borrower; Cousins Properties Incorporated, as the Parent and a Guarantor; JPMorgan Chase Bank, N.A., as Syndication Agent; Bank of America, N.A., as the Administrative Agent; PNC Bank, National Association and Truist Bank, as Co-Documentation Agents; JPMorgan Chase Bank, N.A., BofA Securities, Inc., PNC Capital Markets, LLC, and Truist Securities, Inc., as Joint Lead Arrangers and Joint Bookrunners.

10(i)	†
Delayed Draw Term Loan Agreement, dated as of October 3, 2022, among Cousins Properties LP, as the Borrower; Cousins Properties Incorporated, as the Parent and a Guarantor; JPMorgan Chase Bank, N.A., as Syndication Agent; Bank of America, N.A., as Administrative Agent; Truist Bank, PNC Bank, National Association, Morgan Stanley Senior Funding, Inc., and U.S. Bank National Association, as Documentation Agents; J.P. Morgan Chase Bank, N.A., BofA Securities, Inc., Truist Securities, Inc. and PNC Capital Markets, LLC, as Joint Lead Arrangers and Joint Bookrunners.

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

COUSINS PROPERTIES INCORPORATED
/s/ Gregg D. Adzema
Gregg D. Adzema
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)
Date: October 27, 2022