Form 10-K
period 2022-12-31
COUSINS PROPERTIES INC
filed 2023-02-09
CIK 25232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.    ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b).    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2022, the aggregate market value of the common stock of Cousins Properties Incorporated held by non-affiliates was $4,456,109,057 based on the closing sales price as reported on the New York Stock Exchange. As of February 3, 2023, 151,531,398 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s proxy statement for the annual stockholders meeting to be held on April 25, 2023 are incorporated by reference into Part III of this Form 10-K.

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
•future distributions;
•projected capital expenditures;
•market and industry trends;
•entry into new markets, changes in existing market concentrations, or exits from existing markets;
•future changes in interest rates and liquidity of capital markets; and
•all statements that address operating performance, events, investments, or developments that we expect or anticipate will occur in the future — including statements relating to creating value for stockholders.
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
•changes in national and local economic conditions, the real estate industry, and the commercial real estate markets in which we operate (including supply and demand changes), particularly in Atlanta, Austin, Tampa, Phoenix, Charlotte, Dallas, and Nashville, including the impact of high unemployment, volatility in the public equity and debt markets, and international economic and other conditions;
•the impact of a public health crisis and the governmental and third-party response to such a crisis, which may affect our key personnel, our tenants, and the costs of operating our assets;
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
•any failure to continue to qualify for taxation as a real estate investment trust or meet regulatory requirements;
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

PART I
Item 1.Business
Corporate Profile
Cousins Properties Incorporated (the “Registrant” or “Cousins”) is a Georgia corporation, that has elected to be taxed as a real estate investment trust (“REIT”). Cousins conducts substantially all of its business through Cousins Properties LP ("CPLP"), a Delaware limited partnership. Cousins owns in excess of 99% of CPLP, and CPLP is consolidated with Cousins for financial reporting purposes. CPLP also owns Cousins TRS Services LLC ("CTRS"), a taxable entity that owns and manages its own real estate portfolio and performs certain real estate related services for other parties. Cousins' common stock trades on the New York Stock Exchange under the symbol “CUZ.” Cousins, CPLP, their subsidiaries, and CTRS combined are hereafter referred to as “we,” “us,” “our,” and the “Company.”
Our operations are conducted principally in the office real estate segment which we review by geographical area.
Company Strategy
Our strategy is to create value for our stockholders through ownership of the premier office portfolio in the Sun Belt markets of the United States, with a particular focus on Atlanta, Austin, Tampa, Phoenix, Charlotte, Dallas, and Nashville. This strategy is based on a disciplined approach to capital allocation that includes opportunistic acquisitions, selective developments, and timely dispositions of non-core assets, with a goal of maintaining a portfolio of newer and more efficient properties with lower capital expenditure requirements. This strategy is also based on a simple, flexible, and low-leveraged balance sheet that allows us to pursue compelling growth opportunities at the most advantageous points in the cycle. We utilize our strong local operating platforms within each of our major markets to implement this strategy.
Recent Notable Business Developments
Since 2016 we have completed two significant transactions including a merger with Parkway Properties, Inc. and a merger with TIER REIT, Inc. These transactions are consistent with our strategy and have created value for our stockholders through both growth and repositioning our portfolio.
In addition to the transactions noted above, over the past five years, we have acquired 2.6 million square feet of operating properties for $974 million in gross purchase price, completed 2.9 million square feet of development at total project costs of $1.2 billion, and sold 5.5 million square feet of operating properties for $1.3 billion in gross sales price.
2022 Activities
During 2022, we completed several financing transactions consistent with our strategy of maintaining a flexible and low-leveraged balance sheet. The following is a summary of our significant 2022 activities:
Development Activity
•Completed development of 300 Colorado, a 369,000 square foot office property in Austin, TX.
•Completed development of 100 Mill, a 288,000 square foot office property in Phoenix, AZ.
•Continued development of two projects located in our Austin and Nashville markets. These projects include 786,000 square feet of office space, and our share of the total expected project costs total $428.5 million.
Investment Activity
•Purchased our partner's 10% interest in 8000 and 10000 Avalon for $43.4 million. The purchase price included a promote to our partner in excess of its partnership interest and represented a negotiated fair value of $301.5 million for the entire 480,000 square feet of office space.
Disposition Activity
•Sold our 50% interest in Carolina Square, a 468,000 square foot mixed-use property in Chapel Hill, NC, to our joint venture partner for a gross price of $105.0 million.
•An unconsolidated joint venture sold a 3.0 acre land parcel in the Victory submarket of Uptown Dallas for a gross price of $23.1 million.

Financing Activity
•Closed a new $1.0 billion unsecured revolving credit facility with a maturity date of April 2027.
•Closed a $400 million Term Loan with an initial maturity date of March 2025 and four consecutive extension options for six months each.
•Amended our $350 million Term Loan, with an initial maturity date of August 2024 and four consecutive extension options for six months each, changing the base interest rate to SOFR, and entered into a floating-to-fixed interest rate swap, fixing the underlying SOFR rate at 4.23% through maturity.
•Repaid in full our Promenade Tower and Legacy Union mortgages with maturity dates of October 2022 and January 2023, respectively.
•Amended and extended the two existing mortgages on our Terminus properties in Atlanta through January 2031 for a combined $221 million.
•Settled outstanding forward contracts to sell 2.6 million shares of common stock. These forward contracts were executed in the third and fourth quarters of 2021 at a gross average price of $39.92.
Portfolio Activity
•Leased or renewed 2.0 million square feet of office space, including 997,000 square feet of new and expansion leases, representing 50% of total leasing activity.
•Increased second generation net rent per square foot by 9.5% on a cash-basis.
•Increased same property net operating income by 1.0% on a cash-basis.
Sustainability
Our sustainability strategy is focused on developing and maintaining resilient buildings that are operated in an environmentally and socially responsible manner, thereby encouraging office users to select us for their corporate operations, while enhancing the communities in which our buildings are located. Over the long-term, we believe properties that reflect these priorities will remain attractive to office users and investors, and as a result, we anticipate that this philosophy will continue to create value for our stockholders. We seek these outcomes through creating and maintaining a resilient portfolio of high quality office buildings by prioritizing investments and operational activities that result in a highly efficient and healthy portfolio, investing in the professional development and wellness of our employees, and continually seeking ways to support and serve our communities. Our corporate governance is guided by our commitment to conduct our business in accordance with the highest ethical principles, the oversight and direction of an experienced and diverse board of directors, and an integrated approach to risk management.
We have been an advocate and practitioner of energy conservation measures and sustainability initiatives for many years and continually evaluate the characteristics of existing buildings to determine feasible improvements that maximize operating efficiencies, reduce the consumption of energy, water, and waste, and increase waste diversion through recycling and other efforts. In our 2021 Environmental, Social, and Governance ("ESG") Report, published in 2022, we released goals to reduce energy, greenhouse gas emissions, and water usage, each over a 2018 base year, by 25% by the year 2023, and to maintain LEED and Energy Star ratings on 75% of our operating properties.
In the development and operation of our office buildings, we look to relevant industry standards for guidelines on energy performance and other measures. In particular, we are influenced by EnergyStar, LEED, BOMA 360, and FitWel (Health and Safety). As part of our pragmatic approach to sustainability, we carefully consider the guidelines and ratings when designing our new developments and improvements to existing office buildings, and we seek to include the guidelines or ratings where we believe adoption of the guidelines or receipt of ratings will have a positive effect on our leasing efforts, asset valuation, operational excellence, and/or resource consumption. In addition, we evaluate the proximity to transit options, with a strong preference for nearby bus and rail transit. We also include climate assessments in our review of development opportunities and our evaluation of operating buildings, including the risks of extreme temperatures, floods, hurricanes, and droughts. When planning development projects, we take all of the foregoing into account, and we strive to design highly-sustainable buildings, generally taking advantage of LEED and/or BOMA 360 certification process and designation.
Our Board-level Sustainability Committee was established in 2022 and advises the Board and provides oversight of management on sustainability objectives and strategy. The Committee, alongside management, monitors and evaluates the Company's progress in achieving its sustainability performance goals and commitments related to climate action and resilience. This oversight is complementary to that of two other key committees - the Compensation & Human Capital

Committee (oversight of human capital matters, including diversity, inclusion, retention, succession planning, and executive compensation) and the Nominating & Governance Committee (oversight of our adherence to corporate governance best practices).
We publish reports reflecting our corporate social responsibility practices (including sustainability), which are available on the Sustainability page of our website at www.cousins.com. Since 2016, we have participated in the annual Global Real Estate Sustainability Benchmark ("GRESB") assessment, which validates ESG performance data of property portfolios around the world and creates peer benchmarks for use by investors and managers. In each of these GRESB assessments, we received a rating of "Green Star," the highest rating within the assessment, with a total score each year above the GRESB overall participant average. Since 2017, we have scored at or above our peer group average in the GRESB Public Disclosure assessment, which GRESB has indicated is intended to represent an overall measure of disclosure by listed real estate companies on matters related to the environment, social, and governance practices, based on a selection of indicators aligned with the GRESB Annual Sustainability Benchmark assessment. Our 2022 scores (based on 2021 data), along with additional information on our sustainability and other corporate social responsibility initiatives, will be included under the caption "Sustainability and Corporate Responsibility" in the Proxy Statement relating to our 2023 Annual Meeting of Stockholders. Except for the documents specifically incorporated by reference into this Annual Report on Form 10-K, information contained on our website or that can be accessed through our website is not incorporated by reference into this Annual Report on Form 10-K.
Competition
We compete against other real estate owners with similar properties located in our markets and distinguish ourselves to tenants and buyers primarily on the basis of location, rental rates and sales prices, services provided, proximity to public transit, reputation, design, condition, and resiliency of our facilities, operational efficiencies, and availability of amenities. We also compete against other real estate companies, financial institutions, pension funds, partnerships, individual investors, and others when attempting to acquire and develop properties.
Human Capital
Our executive offices are located at 3344 Peachtree Road NE, Suite 1800, Atlanta, Georgia 30326-4802, and we maintain regional offices in each of our additional key operating markets of Austin, Charlotte, Phoenix, Tampa, and Dallas.
We recognize that our achievements and progress on our corporate strategy are made possible by the attraction, development, and retention of our dedicated employees. We regularly evaluate, modify, and enhance our internal processes and technologies to increase employee engagement, productivity and efficiency, which benefits our operations and performance. We also invest in training and development opportunities to enhance our employees’ engagement, effectiveness, and well-being.
All of our employees are responsible for upholding our Code of Business Conduct and Ethics (the “Code”) and our Core Values, which includes the embrace of diversity in the backgrounds, cultures, interests, and experiences within our Company, and we strive to have a workforce that reflects the diversity of qualified talent that is available in the markets we serve. Our Code and Core Values are available on our website at www.cousins.com. As of December 31, 2022, we had 286 full-time employees, which includes the seven executive officers listed on page 23, with women representing 40% of our workforce and with 42% of the workforce self-identifying as a minority. In addition, as of December 31, 2022, 48% of our supervisors and 33% of our Board of Directors, including the Chair of our Audit Committee, were women; and, 26% of our supervisors self-identify as a minority. We also recognize the importance of experienced leadership; as of December 31, 2022, the average tenure at Cousins for the executive team was twelve years.
We are committed to maintaining a healthy environment for our employees that enables them to be productive members of our team. Our priorities include professional development, health and wellness, and community engagement by our employees. Some of our engagement efforts include regular “townhall” events for all employees, where we update everyone on recent accomplishments and key initiatives; regular participation in employee engagement surveys; and sponsorship of community engagement opportunities and various health challenges.
We also strive to provide competitive pay, benefits, and services that help meet the varying needs of our employees. Our general total rewards packages include market-competitive pay, performance-conditioned annual incentive compensation, stock- and performance-based long-term incentive compensation for key employees, healthcare and retirement benefits, paid time off, and family leave. Through a combination of Company giving and direct voluntary participation by our employees, we donate funds to support meaningful organizations in communities across our geographical footprint.

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
We typically manage this potential liability through performance of Phase I Environmental Site Assessments and, as necessary, Phase II Environmental Site Assessments, which may include environmental sampling on properties we acquire or develop. Even with these assessments and testings, no assurance can be given that environmental liabilities do not exist, that the reports revealed all environmental liabilities, or that no prior owner created or permitted any material environmental condition not known to us. In certain situations, we have also sought to avail ourselves of legal and regulatory protections offered by federal and state authorities to prospective purchasers of property. Where applicable studies have resulted in the determination that remediation was required by applicable law, the necessary remediation is typically incorporated into the operational or development activity of the relevant property. We are not presently aware of any environmental liability that we believe would have a material adverse effect on our business, assets, or results of operations.
Certain environmental laws impose liability on a previous owner of a property to the extent that hazardous or toxic substances were present during the prior ownership period. A transfer of the property does not necessarily relieve an owner of such liability. Thus, although we are not aware of any such situation, we may have such liabilities on properties previously sold by us or our predecessors. We believe that we and our properties are in compliance in all material respects with applicable federal, state, and local laws, ordinances, and regulations governing the environment. For additional information, see Item 1A. Risk Factors - "Environmental issues."
Available Information
We make available free of charge on the “Investor Relations” page of our website, www.cousins.com, our reports on Forms 10-K, 10-Q, and 8-K, and any amendments thereto, as soon as reasonably practicable after the reports are filed with, or furnished to, the Securities and Exchange Commission (the “SEC”).
Our Corporate Governance Guidelines, Director Independence Standards, Code of Business Conduct and Ethics (including our Vendor Code of Conduct), Bylaws, and the Charters of the Audit Committee, the Compensation & Human Capital Committee, the Nominating & Governance Committee, and the Sustainability Committee of the Board of Directors are also available on the “Investor Relations” page of our website. The information contained on our website is not incorporated herein by reference. Copies of these documents (without exhibits, when applicable) are also available free of charge upon request to us at 3344 Peachtree Road NE, Suite 1800, Atlanta, Georgia 30326-4802, Attention: Investor Relations or by telephone at (404) 407-1104 or by facsimile at (404) 407-1105. In addition, the SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC at www.sec.gov.
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
•local real estate conditions such as an oversupply of rentable space caused by increased development of new properties, a reduction in demand for rentable space caused by a change in the preferences and requirements of our tenants (including space usage), such as work-from-home practices and utilization of open workspaces or "co-working" space, or economic conditions decreasing the desirability of our locations;

•the attractiveness of our properties to tenants or buyers;
•competition from other available properties;
•changes in market rental rates and related concessions granted to tenants including, but not limited to, free rent and tenant improvement allowances;
•uninsured losses or losses in excess of our insurance coverage as a result of casualty events or other claims or events;
•insolvency of our insurance carriers;
•sociopolitical unrest such as political instability, civil unrest, armed hostilities, or political activism resulting in a disruption of day-to-day building operations;
•the impact of a public health crisis and the governmental and third party response to such a crisis;
•the need to periodically repair, renovate, and re-lease properties;
•changes in federal, state, and local income tax laws as they affect real estate companies and real estate investors; and
•changes in interest rates and availability of permanent financing sources that may render the sale of a property difficult or unattractive or otherwise reduce returns to stockholders.
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
Our ability to collect rent from tenants may affect our ability to pay for adequate maintenance, insurance, and other operating costs (including real estate taxes). Also, the expense of owning and operating a property is not necessarily proportionally reduced when circumstances such as reduced occupancy or other market factors cause a reduction in income from the property. If a property is mortgaged and we are unable to meet the mortgage payments, the lender could foreclose on the mortgage and take title to the property. In addition, interest rates, financing availability, law changes, and governmental regulations (including those governing usage, zoning, and taxes) may adversely affect our financial condition.
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
Leasing risk. Our operating properties were 91.0% leased at December 31, 2022. Our 20 largest customers account for a meaningful portion of our revenues. Our operating revenues are dependent upon entering into leases with, and collecting rents from, our tenants. Tenants whose leases are expiring may want to decrease the space they lease and/or may be unwilling to continue their lease. When leases expire or are terminated, replacement tenants may not be available upon acceptable terms and market rental rates may be lower than the previous contractual rental rates. Also, our tenants may approach us for additional concessions in order to remain open and operating. The granting of these concessions may adversely affect our results of operations and cash flows to the extent that they result in reduced rental rates, additional capital improvements, or allowances paid to, or on behalf of, the tenants.
Tenant and market concentration risk. As of December 31, 2022, our top 20 tenants represented 37.9% of our annualized base rental revenues with no single tenant accounting for more than 7.3% of our annualized base rental revenues. The inability or refusal of any of our significant tenants to pay rent or a decision by a significant tenant to vacate their premises prior to, or at the conclusion of, their lease term could have a significant negative impact on our results of operations or financial condition if a suitable replacement tenant is not secured in a timely manner.
For the three months ended December 31, 2022, 36.4% of our net operating income for properties owned was derived from the metropolitan Atlanta area, 31.1% was derived from the Austin area, 9.7% was derived from the Tampa area, 8.9% was derived from the Phoenix area, and 8.8% was derived from the Charlotte area. Any adverse economic conditions impacting Atlanta, Austin, Tampa, Phoenix, or Charlotte could adversely affect our overall results of operations and financial condition.

Uninsured losses and condemnation costs. Accidents, earthquakes, hurricanes, floods, droughts, terrorism incidents, and other losses at our properties could adversely affect our operating results. Casualties may occur that significantly damage an operating property or property under development, and insurance proceeds may be less than the total loss incurred by us. Although we, or our joint venture partners where applicable, maintain casualty insurance under policies we believe to be adequate and appropriate, including rent loss insurance on operating properties, some types of losses, such as those related to the termination of longer-term leases and other contracts, generally are not insured. Certain types of insurance may not be available or may be available on terms that could result in large uninsured losses, and insurers may not pay a claim as required under a policy. Property ownership also involves potential liability to third parties for such matters as personal injuries occurring on the property. Such losses may not be fully insured. In addition to uninsured losses, various government authorities may condemn all or parts of operating properties. Such condemnations could adversely affect the viability of such projects.
Environmental issues. Federal, state, and local laws and regulations relating to the protection of the environment may require a current or previous owner or operator of real estate to investigate and clean up hazardous or toxic substances or petroleum product released at a property. If determined to be liable, the owner or operator may have to pay a governmental entity or third parties for property damage and for investigation and clean-up costs incurred by such parties in connection with the contamination, or perform such investigation and clean-up itself. Although certain legal protections may be available to prospective purchasers of property, these laws typically impose clean-up responsibility and liability without regard to whether the owner or operator knew of or caused the presence of the regulated substances. Even if more than one person may have been responsible for the release of regulated substances at the property, each person covered by the environmental laws may be held responsible for all of the clean-up costs incurred. In addition, third parties may sue the owner or operator of a site for damages and costs resulting from regulated substances emanating from that site. We manage this risk through Phase I Environmental Site Assessments and, as necessary, Phase II Environmental Site Assessments, which may include environmental sampling on properties we acquire or develop.
Inquiries about indoor air quality and water quality may necessitate special investigation and, depending on the results, remediation beyond our regular testing and maintenance programs. Indoor air quality and water quality issues can stem from inadequate ventilation, chemical contaminants from indoor or outdoor sources, and biological contaminants such as molds, pollen, viruses, and bacteria. When excessive moisture accumulates in buildings or on building materials, mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Indoor exposure to mold or other chemical or biological contaminants above certain levels can be alleged to be connected to allergic reactions or other health effects and symptoms in susceptible individuals. If these conditions were to occur at one of our properties, we may be subject to third-party claims for personal injury or may need to undertake a targeted remediation program, including without limitation, steps to increase indoor ventilation rates and eliminate sources of contaminants. Such remediation programs could be costly, necessitate the temporary relocation of some or all of the property’s tenants, or require rehabilitation of the affected property. In addition, the presence of significant mold or other airborne contaminants could expose us to liability from our tenants, employees of our tenants, or others if property damage or personal injury occurs.
We are not currently aware of any environmental liabilities at locations that we believe could have a material adverse effect on our business, assets, financial condition, or results of operations. Unidentified environmental liabilities could arise, however, and could have an adverse effect on our financial condition and results of operations.
Sustainability strategies. Our sustainability strategy is to develop and maintain resilient buildings that are operated in an environmentally and socially responsible manner, encouraging office users to select us for their corporate operations while enhancing the communities in which our buildings are located. Failure to develop and maintain sustainable and resilient buildings relative to our peers could adversely impact our ability to lease space at competitive rates and negatively impact our results of operations and portfolio attractiveness.
Climate change risks. The physical effects of climate change could have a material adverse effect on our properties, operations, and business. To the extent climate change causes changes in weather patterns or severity, our markets could experience increases in storm intensity (including floods, fires, tornadoes, hurricanes, or ice storms), rising sea-levels, and changes in precipitation, temperature, air quality, and quality and availability of water. Over time, these conditions could result in physical damage to, or declining demand for, our properties or our inability to operate the buildings efficiently or at all. Climate change may also indirectly affect our business by increasing the cost of (or making unavailable) property insurance on terms we find acceptable, increasing the cost of required resources, including energy, other fuel sources, water, and waste removal services, and increasing the risk and severity of flood, droughts, hurricanes, and earthquakes at our properties. Should the impact of climate change be severe or occur for lengthy periods of time, our financial condition or results of operations could be adversely impacted. In addition, compliance with new or more stringent laws or regulations or stricter interpretations of existing laws may require material expenditure by us. For example, various federal, state, and local laws and regulations have been implemented or are under consideration to mitigate the effects of climate change caused by greenhouse gas emissions. Among other things, "green" building codes may seek to reduce emissions through the imposition of standards for design, construction materials, water and energy usage and efficiency, and waste management. Such codes could require us to make improvements to our existing properties, increase the costs of maintaining or improving our existing properties or developing new properties, or increase taxes and fees assessed on us or our properties. Expenditures required for compliance with such codes may affect our cash flow and results of operations.
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
Title insurance risk. We did not acquire new title insurance policies in connection with the mergers with Parkway in 2016 or TIER in 2019, instead relying on existing policies benefiting those entities' subsidiaries. We generally do acquire title insurance policies for all developed and acquired properties; however, these policies may be for amounts less than the current or future values of the covered properties. If there were a title defect related to any of these properties, or to any of the properties acquired in connection with the mergers with Parkway or TIER where title insurance policies are ruled unenforceable, we could lose both our capital invested in and our anticipated profits from such property.
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
Ground lease risks. As of December 31, 2022, we had interests in eight land parcels in various markets that we lease individually on a long-term basis. As of December 31, 2022, we had 2.0 million aggregate square feet of rental space located on these leased parcels, from which we recognized 11% of total Net Operating Income ("NOI") in the fourth quarter of 2022. In the future, we may invest in additional properties on some of these parcels or additional parcels subject to ground leases. Many of these ground leases and other restrictive agreements impose significant limitations on our uses of the subject property and restrict our ability to sell or otherwise transfer our interests in the property. These restrictions may limit our ability to timely sell or exchange the property, may impair the property's value, or may negatively impact our ability to find suitable tenants for the property. In addition, if we default under the terms of any particular lease, we may lose the ownership rights to the property subject to the lease. Upon expiration of a lease, we may not be able to renegotiate a new lease on favorable terms, if at all. The loss of the ownership rights to these properties or an increase of rental expense could have an adverse effect on our financial condition and results.
Compliance or failure to comply with the Americans with Disabilities Act or other federal, state, and local regulatory requirements could result in substantial costs.
The Americans with Disabilities Act generally requires that certain buildings, including office buildings, be made accessible to disabled persons. We are currently in compliance with these requirements. Noncompliance could result in the imposition of fines by the federal government or the award of damages to private litigants. If, under the Americans with Disabilities Act, we are required to make substantial alterations and capital expenditures in one or more of our properties, including the removal of access barriers or the addition of access enhancements, it could adversely impact our earnings and cash flows, thereby impacting our ability to service debt and make distributions to our stockholders.
Our properties are subject to various federal, state, and local regulatory requirements, such as state and local fire, health, and life safety requirements. We are currently in compliance with these requirements. If we fail to comply with these requirements, we could incur fines or other monetary damages. We do not know whether existing requirements will change or whether compliance with future requirements will require significant unanticipated expenditures that will affect our cash flow and results of operations.

Financing Risks
At certain times, interest rates and other market conditions for obtaining capital could be unfavorable, and, as a result, we may be unable to raise the capital needed to invest in acquisition or development opportunities, maintain our properties, or otherwise satisfy our commitments on a timely basis, or we may be forced to raise capital at a higher cost or under restrictive terms, which could adversely affect returns on our investments, our cash flows, and results of operations.
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

•Common stock. We consider public issuances of common stock to be an available source of capital for our acquisitions, development, and general corporate purposes. We can provide no assurance that conditions will be favorable for future issuances of common stock when we need capital. In addition, common stock issuances may have a dilutive effect on our earnings per share and funds from operations per share. The actual amount of dilution, if any, from any future offering of common stock will be based on numerous factors, particularly the use of proceeds and any return generated from these proceeds. The per share trading price of our common stock could decline as a result of the sale of shares of our common stock in the market in connection with an offering or as a result of the perception or expectation that such sales could occur. We regularly issue common stock to key employees and our directors under our 2019 Omnibus Incentive Stock Plan. We also issue shares of common stock to participants in our 2021 Employee Stock Purchase Plan.
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
As of December 31, 2022, we had $2.3 billion of outstanding indebtedness. The incurrence of additional indebtedness could have adverse consequences on our business, such as:
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
Our Credit Facility, senior unsecured notes, and our unsecured term loans impose financial and operating restrictions on us. These restrictions may be modified from time to time, but restrictions of this type include limitations on our ability to incur debt, as well as limitations on the amount of our secured debt, unsecured debt, and on the amount of joint venture activity in which we may engage. These covenants may limit our flexibility in making business decisions. If we fail to comply with these covenants, our ability to borrow may be impaired, which could potentially make it more difficult to fund our capital and operating needs. Our failure to comply with such covenants could cause a default, and we may then be required to repay our outstanding debt with capital from other sources. Under those circumstances, other sources of capital may not be available to us or may be available only on unattractive terms, which could materially and adversely affect our financial condition and results of operations. In addition, the cross default provisions on the Credit Facility, senior unsecured notes, and term loans may affect business decisions on other debt.
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
Net debt as a percentage of either total asset value or total market capitalization and net debt as a multiple of annualized EBITDAre are non-GAAP metrics often used by analysts to gauge the financial health of equity REITs like us. If our degree of leverage is viewed unfavorably by lenders or potential joint venture partners, it could affect our ability to obtain additional financing. In general, our degree of leverage could also make us more vulnerable to a downturn in business or the economy. In addition, increases in our net debt to market capitalization ratio, which is in part a function of our stock price, or to other measures of asset value used by financial analysts may have an adverse effect on the market price of common stock.
Planned discontinuation of LIBOR could have an adverse impact on operations.
The London Interbank Offered Rate ("LIBOR") has been the subject of regulatory guidance and proposals for reform, and in March 2021, the United Kingdom's Financial Conduct Authority (the authority that regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after June 30, 2023. In December 2022, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2022-06 to defer the sunset date of FASB Accounting Standards Codification (ASC) Topic 848, Reference Rate Reform until December 31, 2024. As of December 31, 2022, we have one loan (within our Neuhoff joint venture) with a LIBOR-based variable interest rate. This construction loan bears interest at LIBOR plus 3.60% and matures on September 30, 2025. The Neuhoff loan provides for alternate interest rate calculations if LIBOR is no longer widely available, including the Secured Overnight Financing Rate ("SOFR"). There can be no assurances as to what alternative interest rates may be and whether such interest rates, such as SOFR, will be more or less favorable than LIBOR and any other unforeseen impacts of the discontinuation of LIBOR.
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
•a change in our sustainability or resiliency profile, including an increase in key performance metrics like energy consumption intensity and greenhouse gas emissions, and/or a decrease in the percentage of our operating portfolio with key sustainability certifications;
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
Development activities contain certain inherent risks. Although we seek to minimize risks from development through various management controls and procedures, development risks cannot be eliminated. Some of the key factors affecting development of property are as follows:
•Abandoned predevelopment costs. The development process inherently requires that a large number of opportunities be pursued with only a few actually being developed. We may incur significant costs for predevelopment activity for projects that are ultimately abandoned, which would directly affect our results of operations. For projects that are abandoned, we must expense certain costs, such as salaries and interest on debt, that would have otherwise been capitalized. We have procedures and controls in place that are intended to minimize this risk, but it is likely that we will incur predevelopment expense on abandoned projects on an ongoing basis.
•Project costs. Construction and leasing of a project involves a variety of costs that cannot always be identified at the beginning of a project. Costs may arise that have not been anticipated or actual costs may exceed estimated costs. These additional costs can be significant and could adversely impact our return on a project and the expected results of operations upon completion of the project. Also, construction costs vary over time based upon many factors, including the cost of labor, building materials, and compliance with applied regulations. We attempt to mitigate the risk of unanticipated increases in construction costs on our development projects through guaranteed maximum price contracts and pre-ordering of certain materials, but we may be adversely affected by increased construction costs on our current and future projects.
•Construction delays. Real estate development carries the risk that a project could be delayed due to a number of issues that may arise including, but not limited to, weather and other forces of nature, availability of materials, availability of skilled labor, the financial health of general contractors or sub-contractors, and the competing demands on plan-approving authorities. Construction delays could cause adverse financial impacts to us which could include incurring more interest and other carrying costs than originally budgeted, monetary penalties from tenants pursuant to their leases, and higher construction costs. Delays could also result in a violation of terms of construction loans that could increase fees, interest, or trigger additional recourse of a construction loan to us.
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
•Reputation risks. We have historically developed and managed a significant portion of our real estate portfolio and believe that we have built a positive reputation for quality and service with our lenders, joint venture partners, and tenants. If we developed under-performing properties, suffered sustained losses on our investments, defaulted on a significant level of loans, or experienced significant foreclosure or deed in lieu of foreclosure of our properties, our reputation could be damaged. Damage to our reputation could make it more difficult to successfully develop properties in the future and to continue to grow and expand our relationships with our lenders, joint venture partners, and tenants, which could adversely affect our business, financial condition, and results of operations.

•Governmental approvals. All necessary zoning, land-use, building, occupancy, and other required governmental approvals, permits, and authorizations may not be obtained, may only be obtained subject to onerous conditions, or may not be obtained on a timely basis resulting in possible delays, decreased profitability, and increased management time and attention.
•Competition. We compete for tenants in our Sun Belt markets by highlighting our locations, rental rates, services, amenities, reputation, and the design and condition of our facilities including operational efficiencies and sustainability improvements. As the competition for tenants is intense, we may be required to provide rent abatements, increase our capital improvement expenditures, incur charges for tenant improvements and other concessions, and may not be able to lease vacant space in a timely manner.
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
We intend to continue to operate in a manner intended to qualify us as a REIT for federal income tax purposes. Qualification as a REIT involves the application of highly technical and complex provisions of the Internal Revenue Code (the “Code”), for which there are only limited judicial or administrative interpretations. Certain facts and circumstances not entirely within our control may affect our ability to qualify as a REIT. In addition, we can provide no assurance that legislation, new regulations, administrative interpretations, or court decisions will not adversely affect our qualification as a REIT or the federal income tax consequences of our REIT status.
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

We intend to make distributions to our stockholders to comply with the 90% distribution requirement, to avoid corporate-level tax on undistributed taxable income, and to avoid the nondeductible excise tax. Distributions could be made in cash, in stock, or in a combination of cash and stock. Differences in timing between taxable income and cash available for distribution could require us to borrow funds to meet the 90% distribution requirement, to avoid corporate-level tax on undistributed taxable income, and to avoid the nondeductible excise tax.
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
In recent years, numerous legislative, judicial, and administrative changes have been made in the provisions of federal and state income tax laws applicable to investments similar to an investment in our shares. In particular, the comprehensive tax reform legislation enacted in December 2017 and commonly known as the Tax Cuts and Jobs Act ("TCJA") made many significant changes to the U.S. federal income tax laws that have profoundly impacted the taxation of individuals and corporations (including both regular C corporations and corporations that have elected to be taxed as REITs). A number of changes that affect noncorporate taxpayers will expire at the end of 2025 unless Congress acts to extend them. Among other changes, the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, signed into law on March 27, 2020, makes certain changes to the TCJA. These changes have impacted us and our stockholders in various ways, some of which are adverse or potentially adverse compared to prior law. Additional changes to tax laws were enacted with the Inflation Reduction Act ("IRA") of 2022, signed into law on August 16, 2022. Many of the material provisions of the IRA exempt REITs. To date, the IRS has issued only limited guidance with respect to certain of the new provisions, and there are numerous interpretive issues that will require further guidance. It is highly likely that technical corrections of legislation will be needed to clarify certain aspects of the new law and give proper effect to Congressional intent. There can be no assurance, however, that technical clarifications or changes needed to prevent unintended or unforeseen tax consequences will be enacted by Congress in the near future. Additional changes to tax laws are likely to continue to occur in the future, and we cannot assure investors that any such changes will not adversely affect the taxation of our stockholders. Any such changes could have an adverse effect on an investment in shares or on the market value or the resale potential of our properties. Investors are urged to consult with their own tax advisor with respect to the impact of recent legislation on ownership of shares and the status of legislative, regulatory, or administrative developments and proposals, and their potential effect on ownership of shares.
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
General Risks
A pandemic, epidemic or outbreak of a contagious disease could adversely affect us.
Public health crises, pandemics, and epidemics have had, and could continue to have, a material adverse effect on global, national, and local economies, as well as on our business and our tenants’ businesses. The potential impact of a pandemic, epidemic, or outbreak of a contagious disease on our tenants and our properties is difficult to predict or assess. If an outbreak occurs within the workforce of our tenants or otherwise disrupts their management and other personnel, the business and operating results of our tenants could be negatively impacted.
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
We may change our policies without obtaining the approval of our stockholders.
Our operating and financial policies, including our policies with respect to acquisitions, development and dispositions of real estate, growth, target markets, operations, indebtedness, capitalization, and dividends are exclusively determined by the Company's Board of Directors. Accordingly, our stockholders do not control these policies. Any such changes may increase our costs or otherwise affect the profitability of our business or the value of our assets.
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
The market price of shares of our common stock have been, and may continue to be, subject to fluctuation due to many events and factors such as those described in this report including:
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
•general market and economic conditions; in particular, market and economic conditions of Atlanta, Austin, Tampa, Phoenix, Charlotte, Dallas, and Nashville; and
•the realization of any of the other risk factors described in this report.
Many of the factors listed above are beyond our control. Those factors may cause the market price of shares of our common stock to decline, regardless of our financial performance, condition, and prospects. The market price of shares of our common stock may fall significantly in the future, and it may be difficult for our stockholders to resell our common stock at prices they find attractive.
If our future operating performance does not meet the projections of our analysts or investors, our stock price could decline.
Securities analysts publish quarterly and annual projections of our financial performance. These projections are developed independently based on their own analyses, and we undertake no obligation to monitor, and take no responsibility for, such projections. Such estimates are inherently subject to uncertainty and should not be relied upon as being indicative of the performance that we anticipate for any applicable period. Our actual revenues, net income, funds from operations, and funds available for distribution may differ materially from what is projected by securities analysts. If our actual results do not meet analysts’ guidance, our stock price could decline significantly.
We face risks associated with security breaches through cyber attacks or cyber intrusions, as well as other significant disruptions of our information technology (IT) networks and related systems.
We face risks associated with security breaches or disruptions, whether through cyber attacks or cyber intrusions over the internet, malware, computer viruses, attachments to emails, persons inside our organization, persons with access to systems inside our organization, and other significant disruptions of our IT networks and related systems. The risk of a security breach or disruption, particularly through cyber attacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity, and sophistication of attempted attacks and intrusions from around the world have increased. Our IT networks and related systems are essential to the operation of our business and our ability to perform day-to-day operations (including managing our building systems) and, in some cases, may be critical to the operations of certain of our tenants. While, to date, we have not had a significant cyber breach or attack that had a material impact on our business or results of operations, there can be no assurance that our efforts to maintain the security and integrity of these types of IT networks and related systems will be effective or that attempted security breaches or disruptions will not be successful or damaging. A security breach or other significant disruption involving our IT networks and related systems could adversely impact our financial condition, results of operations, cash flows, liquidity, and the market price of our common stock and would require significant management attention and resources to remedy any resulting damages. A security breach or other significant disruption involving our IT networks and systems could result in our inability to maintain the building systems relied upon by our customers for their efficient use of their leased space, and the continuation of that circumstance could entitle the affected tenants to abate a portion of their rent. Further, one or more of our tenants could experience a cyber incident which could impact their operations and ability to perform under the terms of their lease with us. While we maintain insurance coverage that may, subject to policy terms and conditions including deductibles, cover specific aspects of cyber risks, such insurance coverage may be insufficient to cover all losses. As cyber threats continue to evolve, we may be required to expend additional resources to continue to enhance our information security measures and to investigate and remediate any information security vulnerabilities.
Public attention to environmental, social, and governance matters.
Recently, more attention is being directed towards publicly-traded companies regarding ESG matters. Our efforts to improve our ESG profile and practices, including reducing emissions and improving the efficiency of our building operations, may require capital expenditures and may result in short- or long-term increases in our operating costs, all of which could adversely impact our financial condition or results of operations. Our ability to achieve our ESG goals and objectives and to accurately and transparently report our progress presents numerous operational, financial, legal, and other risks and are partially dependent on the actions of our customers and vendors. A failure, or a perceived failure, to respond to investor, customer, employee, or other stakeholder expectations related to ESG concerns, or to comply with regulatory requirements, including a failure, or a perceived failure, to achieve any voluntarily adopted goals or initiatives, could negatively impact our reputation, ability to do business with certain partners, access to capital, stock price, and customer and employee attraction and retention. In addition, organizations that provide information to investors on corporate governance and other matters have developed rating systems for evaluating companies on their approach to ESG. Unfavorable ESG ratings may lead to negative investor sentiment, which could have a negative impact on our stock price. As the nature, scope, and complexity of ESG reporting, diligence, and disclosure requirements expand, we may have to undertake additional costs to control, assess, and report on ESG metrics. Any failure or perceived failure, whether or not valid, to pursue or fulfill our ESG goals, targets, and objectives or to satisfy various ESG reporting standards within the timelines we announce, or at all, could increase the risk of litigation.
Additionally, while we strive to create and maintain an inclusive culture and a diverse workforce where everyone is valued and respected, a failure, or a perceived failure, to properly address matters of culture, including inclusivity and diversity matters, could result in reputational harm or an inability to attract and retain customers or employees.
Item 1B.Unresolved Staff Comments
Not applicable.

Item 2.Properties
The following table sets forth certain information related to operating properties in which we have an ownership interest. Except as noted, all information presented is as of December 31, 2022 ($ in thousands):
Operating Properties (1)

							Company's Share
Office Properties	Rentable Square Feet		Financial Statement Presentation	Company's Ownership Interest	End of Period Leased	Weighted Average Occupancy (2)	% of Total Net Operating Income (3)	Property Level Debt (4)	Annualized Rent (5)
Terminus (6)	1,226,000		Consolidated	100%	88.7%	83.2%	6.6%	$220,676
Spring & 8th (6)	765,000		Consolidated	100%	100.0%	100.0%	5.7%	—
Northpark (6)	1,539,000		Consolidated	100%	76.1%	71.7%	3.8%	—
Buckhead Plaza (6)	666,000		Consolidated	100%	93.8%	86.0%	3.7%	—
725 Ponce (7)	372,000		Consolidated	100%	100.0%	98.4%	3.6%	—
Avalon (8)	480,000		Consolidated	100%	97.8%	98.7%	3.2%	—
3344 Peachtree	484,000		Consolidated	100%	96.9%	95.8%	3.0%	—
Promenade Tower	777,000		Consolidated	100%	77.8%	75.0%	2.6%	—
3350 Peachtree	413,000		Consolidated	100%	57.0%	52.5%	1.1%	—
Meridian Mark Plaza	160,000		Consolidated	100%	100.0%	100.0%	1.0%	—
3348 Peachtree	258,000		Consolidated	100%	75.5%	74.9%	0.9%	—
Emory University Hospital Midtown	358,000		Unconsolidated	50%	99.5%	98.3%	0.9%	31,428
120 West Trinity Office (7)	43,000		Unconsolidated	20%	100.0%	90.4%	0.1%	—
Promenade Central (7) (9)	370,000		Consolidated	100%	60.7%	11.1%	0.1%	—
ATLANTA (9)	7,911,000				86.5%	83.3%	36.3%	252,104

The Domain (8)	1,899,000		Consolidated	100%	100.0%	100.0%	14.8%	73,945
300 Colorado (7)	378,000		Consolidated	100%	100.0%	88.3%	3.1%	—
One Eleven Congress	519,000		Consolidated	100%	83.8%	80.6%	3.1%	—
The Terrace (6)	619,000		Consolidated	100%	80.7%	76.2%	2.7%	—
Colorado Tower	373,000		Consolidated	100%	97.4%	89.2%	2.6%	109,199
San Jacinto Center	399,000		Consolidated	100%	93.9%	78.7%	2.6%	—
Domain Point (6)	240,000		Consolidated	96.5%	100.0%	96.6%	1.3%	—
Research Park V	173,000		Consolidated	100%	97.1%	97.1%	0.9%	—
AUSTIN	4,600,000				94.7%	90.6%	31.1%	183,144

Corporate Center (6)	1,227,000		Consolidated	100%	97.2%	95.1%	5.6%	—
Heights Union (6) (7)	294,000		Consolidated	100%	100.0%	94.1%	2.4%	—
The Pointe	253,000		Consolidated	100%	92.1%	89.0%	1.0%	—
Harborview Plaza	205,000		Consolidated	100%	80.8%	80.8%	0.7%	—
TAMPA	1,979,000				95.2%	92.7%	9.7%	—

Hayden Ferry (6)	792,000		Consolidated	100%	94.2%	91.0%	4.7%	—
100 Mill (7)	288,000		Consolidated	90%	92.3%	92.3%	2.6%	—
111 West Rio	225,000		Consolidated	100%	100.0%	100.0%	1.1%	—
Tempe Gateway	264,000		Consolidated	100%	65.4%	51.4%	0.5%	—
PHOENIX	1,569,000	1569000			89.8%	85.7%	8.9%	—

Fifth Third Center	692,000		Consolidated	100%	90.8%	90.8%	3.4%	129,921
The RailYard	329,000		Consolidated	100%	99.4%	98.6%	2.5%	—
550 South	394,000		Consolidated	100%	97.9%	97.9%	2.1%	—
CHARLOTTE	1,415,000				94.8%	94.6%	8.0%	129,921

Legacy Union One	319,000		Consolidated	100%	100.0%	100.0%	1.8%	—
5950 Sherry Lane	197,000		Consolidated	100%	73.4%	71.9%	0.5%	—
DALLAS	516,000				89.8%	89.3%	2.3%	—

BriarLake Plaza (6)	835,000		Consolidated	100%	95.5%	75.5%	2.8%	—
HOUSTON	835,000				95.5%	75.5%	2.8%	—

TOTAL OFFICE (9)	18,825,000				91.0%	87.1%	99.1%	$565,169	$706,333
Table continued on next page

						Company's Share
Office Properties	Rentable Square Feet	Financial Statement Presentation	Company's Ownership Interest	End of Period Leased	Weighted Average Occupancy (2)	% of Total Net Operating Income (3)	Property Level Debt (4)	Annualized Rent (5)
Other Properties
College Street Garage - Charlotte (7)	N/A	Consolidated	100%	N/A	N/A	0.8%	—
120 West Trinity Apartment - Atlanta (330 Units) (7)	310,000	Unconsolidated	20%	93.8%	93.3%	0.1%	—
TOTAL OTHER	310,000			93.8%	93.3%	0.9%	$—	$1,700

TOTAL (9)	19,135,000			91.0%	87.1%	100.0%	$565,169	$708,033
(1)Operating properties exclude properties on our development pipeline and properties sold prior to December 31, 2022.
(2)The weighted average economic occupancy of the property over the period for which the property was available for occupancy during the three months ended December 31, 2022.
(3)The Company's share of net operating income for the three months ended December 31, 2022. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for the definition of net operating income and a reconciliation to Net Income.
(4)The Company's share of property-specific mortgage debt, net of unamortized loan costs, as of December 31, 2022.
(5)The Company's share of annualized rent represents the sum of the annualized cash rent including tenant's share of estimated operating expenses, if applicable, each tenant is paying as of the end of the reporting period. If a tenant is not paying rent due to a free rent concession, annualized rent is calculated based on the annualized contractual rent the tenant will pay in the first period it is required to pay rent. Included in this amount is $30.0 million of annualized base rent for tenants in a free rent period.
(6)Contains two or more buildings that are grouped together for reporting purposes.
(7)Not included in Same Property as of December 31, 2022. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for the definition of Same Property.
(8)Contains two or more buildings that are grouped together for reporting purposes, some of which are not included in Same Property as of December 31, 2022, specifically Domain 10 and 10000 Avalon.
(9)While under redevelopment and until stabilization, Promenade Central was excluded from the Atlanta, Total Office, and Total Portfolio calculations of end of period leased and weighted average occupancy at and for the quarters ended December 31, 2022 and September 30, 2022. Promenade Central will be added back to the total calculations when weighted average occupancy stabilizes, which is the earlier of when it reaches 90% occupancy or in fourth quarter 2023 (one year after the redevelopment activity was substantially complete).

Office Lease Expirations (1)
As of December 31, 2022, our leases expire as follows:

Year of Expiration	Square Feet Expiring	% of Leased Space	Annual Contractual Rent (in thousands) (2)	% of Annual Contractual Rent	Annual Contractual Rent/Sq. Ft.

2023	1,001,369	6.1%	$42,730	5.1%	$42.67
2024	984,168	6.0%	43,871	5.2%	44.58
2025	1,820,919	11.1%	83,602	10.0%	45.91
2026	1,407,304	8.6%	66,369	7.9%	47.16
2027	1,633,446	9.9%	71,832	8.6%	43.98
2028	1,551,577	9.5%	76,714	9.2%	49.44
2029	1,506,291	9.2%	72,050	8.6%	47.83
2030	1,504,787	9.2%	97,597	11.7%	64.86
2031	1,122,709	6.8%	66,084	7.9%	58.86
2032 & Thereafter	3,893,428	23.6%	216,295	25.8%	55.55

Total	16,425,998	100.0%	$837,144	100.0%	$50.96

(1) Company's share of leases expiring after December 31, 2022. Expiring square footage for which new leases have been executed is reflected based on the expiration date of the new lease.
(2) Annual Contractual Rent is the estimated rent in the year of expiration. It includes the minimum base rent and an estimate of the tenant's share of operating expenses, if applicable, as defined in the respective leases.

Top 20 Office Tenants
As of December 31, 2022, our top 20 office tenants were as follows:

	Tenant (1)	Number of Properties Occupied	Number of Markets Occupied	Company's Share of Square Footage	Company's Share of Annualized Rent (in thousands) (2)	Percentage of Company's Share of Annualized Rent	Weighted Average Remaining Lease Term (Years)
1	Amazon	5	3	1,005,416	$51,308	7.3%	6.4
2	NCR Corporation	1	1	762,090	37,753	5.3%	10.6
3	Meta Platforms	1	1	422,252	23,818	3.4%	7.2
4	Pioneer Natural Resources	2	1	359,660	23,336	3.3%	8.7
5	Expedia	1	1	315,882	17,281	2.4%	8.3
6	Bank of America	2	2	347,139	12,071	1.7%	3.0
7	Wells Fargo	5	3	201,801	9,109	1.3%	3.1
8	Apache	1	1	210,012	8,952	1.3%	14.0
9	SVB Financial Group	1	1	204,751	8,432	1.2%	3.1
10	Ovintiv USA	1	1	318,582	8,190	1.2%	4.5
11	WeWork Companies	4	2	169,050	7,750	1.1%	10.7
12	ADP	1	1	225,000	7,479	1.1%	5.3
13	Westrock Shared Services	1	1	205,185	7,346	1.0%	7.3
14	Regus Equity Business Centers	5	4	145,119	7,060	1.0%	5.8
15	BlackRock	1	1	131,656	6,778	1.0%	13.4
16	Workrise Technologies	1	1	93,210	6,652	0.9%	5.6
17	McGuireWoods	2	2	187,119	6,556	0.9%	3.9
18	Amgen	1	1	163,169	6,330	0.9%	5.8
19	Samsung Engineering America	1	1	133,860	5,996	0.8%	3.9
20	Time Warner Cable	4	2	120,140	5,877	0.8%	3.0
	Total			5,721,093	$268,074	37.9%	7.0

(1)	In some cases, the actual tenant may be an affiliate of the entity shown.
(2)	Annualized Rent represents the annualized cash rent including tenant's share of estimated operating expenses, if applicable, paid by the tenant for December 2022. If the tenant is in a free rent period for December 2022, Annualized Rent represents the annualized contractual rent the tenant will pay in the first month it is required to pay full rent. Included in this amount is $7.9 million of annualized based rent for tenants in a free rent period.
Note:	This schedule includes leases that have commenced. Leases that have been signed but have not commenced are excluded.

Tenant Industry Diversification
As of December 31, 2022, our tenant industry diversification was as follows:

Industry (1)	Percentage of Company's Share of Annualized Rent (2)
Technology	26.1%
Financial	16.3%
Professional Services	14.4%
Legal	8.8%
Energy	7.0%
Consumer Goods & Services	6.3%
Health Care	5.5%
Real Estate	4.6%
Other	3.7%
Insurance	3.0%
Construction/Design	2.2%
Marketing/Media/Creative	2.1%
Total	100.0%

(1)	Management uses SIC codes when available, along with judgment, to determine tenant industry classification.
(2)	Annualized Rent represents the annualized cash rent including tenant's share of estimated operating expenses, if applicable, paid by the tenant as of the date of this report. If the tenant is in a free rent period as of the date of this report, Annualized Rent represents the annualized contractual rent the tenant will pay in the first month it is required to pay full rent.
Development Pipeline (1)
As of December 31, 2022, information on our projects under development was as follows ($ in thousands):

Project	Type	Market	Company's Ownership Interest	Construction Start Date	Square Feet/Units	Estimated Project Cost (1) (2)	Company's Share of Estimated Project Cost (2)	Project Cost Incurred to Date (2)	Company's Share of Project Cost Incurred to Date (2)	Percent Leased	Initial Revenue Recognition(3)

Neuhoff (4)	Mixed	Nashville	50%	3Q21		$563,000	$281,500	$297,625	$148,813
Commercial					448,000					—%	3Q23
Apartments					542					—%	2Q24

Domain 9	Office	Austin	100%	2Q21	338,000	147,000	147,000	107,969	107,969	97%	1Q24

Total						$710,000	$428,500	$405,594	$256,782

(1)	This schedule shows projects currently under active development through the substantial completion of construction as well as properties in an initial lease up period prior to stabilization. Amounts included in the estimated project cost column are the estimated costs of the project through stabilization. Significant estimation is required to derive these costs, and the final costs may differ from these estimates.
(2)	Estimated and incurred project costs are construction costs plus financing costs on project-specific debt. Neuhoff has a project-specific construction loan (see Note 4). The above excludes any financing cost assumptions for projects without project-specific debt and any other incremental capitalized costs required by GAAP.
(3)	Initial revenue recognition represents the quarter within which the Company recognized or estimates it will begin recognizing revenue under GAAP.
(4)	The Neuhoff estimated project cost will be funded with a combination of $250.6 million of equity contributed by the joint venture partners, followed by a $312.7 million construction loan.

Land Holdings
As of December 31, 2022, we owned the following land holdings, either directly or indirectly through joint ventures:

	Market	Company's Ownership Interest	Financial Statement Presentation	Total Developable Land (Acres)	Cost Basis of Land (in thousands)

3354/3356 Peachtree	Atlanta	95%	Consolidated	3.2
715 Ponce	Atlanta	50%	Unconsolidated	1.0
887 West Peachtree (1)	Atlanta	100%	Consolidated	1.6
The Avenue Forsyth-Adjacent Land	Atlanta	100%	Consolidated	10.4
Domain Point 3	Austin	90%	Consolidated	1.7
Domain Central	Austin	100%	Consolidated	5.6
South End Station	Charlotte	100%	Consolidated	3.4
303 Tremont	Charlotte	100%	Consolidated	2.4
Legacy Union 2 & 3	Dallas	95%	Consolidated	4.0
Corporate Center 5 & 6 (2)	Tampa	100%	Consolidated	14.1

Total				47.4	$166,515
Company's Share				46.4	$159,710

(1)	Includes a ground lease with future obligation to purchase.
(2)	Corporate Center 5 is controlled through a long-term ground lease.

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
Item 4.Mine Safety Disclosures
Not applicable.

Item X.Information about our Executive Officers
The Executive Officers of the Registrant, as of the date hereof, are as follows:

Name	Age	Office Held
M. Colin Connolly	46	President, Chief Executive Officer and Director
Gregg D. Adzema	58	Executive Vice President and Chief Financial Officer
J. Kennedy Hicks	39	Executive Vice President, Chief Investment Officer and Managing Director
Richard G. Hickson IV	48	Executive Vice President, Operations
John S. McColl	60	Executive Vice President, Development
Pamela F. Roper	49	Executive Vice President, General Counsel, and Corporate Secretary
Jeffrey D. Symes	57	Senior Vice President and Chief Accounting Officer
Family Relationships
There are no family relationships among the Executive Officers or Directors.
Term of Office
The term of office for all officers expires at the annual stockholders’ meeting. The Board retains the power to remove any officer at any time.

Business Experience
Mr. Connolly was appointed Chief Executive Officer and President by the Company's Board of Directors in January 2019. From July 2017 to December 2018, Mr. Connolly served as President and Chief Operating Officer. From July 2016 to July 2017, Mr. Connolly served as Executive Vice President and Chief Operating Officer. From December 2015 to July 2016, Mr. Connolly served as Executive Vice President and Chief Investment Officer. From May 2013 to December 2015, Mr. Connolly served as Senior Vice President and Chief Investment Officer.
Mr. Adzema was appointed Executive Vice President and Chief Financial Officer in November 2010.
Ms. Hicks was appointed Executive Vice President, Chief Investment Officer and Managing Director in December 2022. From October 2020 to December 2022, Ms. Hicks served as Executive Vice President of Investments. Ms. Hicks joined Cousins in November 2018 as Senior Vice President of Investments. Prior to Cousins, Ms. Hicks worked at Eastdil Secured, a real estate investment banking firm, where she served in a variety of roles from 2010 to 2018, including Managing Director.
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
Mr. Symes joined the Company in February 2020 and was appointed Senior Vice President and Chief Accounting Officer in March 2020. From April 2018 to January 2020, Mr. Symes served as Senior Vice President and Chief Accounting Officer of a private company and was employed by RLJ Lodging Trust, a public REIT, from September 2017 to March 2018.

PART II
Item 5. Market for Registrant’s Common Stock and Related Stockholder Matters
Market Information and Holders
Our common stock trades on the New York Stock Exchange (ticker symbol CUZ). On February 3, 2023, there were 8,925 stockholders of record of our common stock.
Purchases of Equity Securities
There were no purchases of common stock by the Company during the fourth quarter of 2022.

Performance Graph
The following graph compares the five-year cumulative total return of our common stock with the NYSE Composite Index, the FTSE Nareit Equity Index, and the FTSE Nareit Equity Office Index. The graph assumes a $100 investment in each of the indices on December 31, 2017 and the reinvestment of all dividends.

## Total Return Performance

Index Value
180
160
140
120
100
80
60
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
Cousins Properties Incorporated
NYSE Composite Index
FTSE Nareit Equity Index
FTSE Nareit Equity Office Index

COMPARISON OF CUMULATIVE TOTAL RETURN OF ONE OR MORE COMPANIES, PEER
GROUPS, INDUSTRY INDICES, AND/OR BROAD MARKETS

	Fiscal Year Ended
Index	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
Cousins Properties Incorporated	100.00	87.27	117.45	100.12	123.44	80.65
NYSE Composite Index	100.00	91.05	114.28	122.26	147.54	133.75
FTSE Nareit Equity Index	100.00	95.38	120.17	110.56	158.36	119.77
FTSE Nareit Equity Office Index	100.00	85.50	112.37	91.65	111.81	69.75

Item 7.Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the selected financial data and the consolidated financial statements and notes.
Overview of 2022 Performance and Company and Industry Trends
Our strategy is to create value for our stockholders through ownership of the premier urban office portfolio in the Sun Belt markets, with a particular focus on Atlanta, Austin, Tampa, Phoenix, Charlotte, Dallas, and Nashville. This strategy is based on a disciplined approach to capital allocation that includes opportunistic acquisitions, selective development, and timely dispositions of non-core assets with a goal of maintaining a portfolio of newer and more efficient properties with lower capital expenditure requirements. This strategy is based on a simple, flexible, and low-leveraged balance sheet that allows us to pursue compelling growth opportunities at the most advantageous points in the cycle. To implement this strategy, we utilize our strong local operating platforms within each of our major markets.
During 2022, we completed several financing-related activities. In May 2022, we entered into the Fifth Amended and Restated Credit Agreement (the "Credit Facility"). The Credit Facility recasts the prior facility by, among other things, extending the maturity date from January 3, 2023 to April 30, 2027. In September 2022, we entered into a floating-to-fixed interest rate swap with respect to the $350 million 2021 Term Loan that matures on August 30, 2024; this swap effectively fixed the underlying SOFR rate at 4.23% for the remaining term of the loan. In October 2022, we entered into the Delayed Draw Term Loan Agreement (the "2022 Term Loan") and borrowed the full $400 million available under the loan; the loan matures on March 3, 2025. In October 2022, we paid off, in full, our Legacy Union and Promenade Tower mortgages. In December 2022, we refinanced the mortgages on our two Terminus properties in Atlanta with the existing lender. Under the new non-cross-collateralized mortgages, the maturities were extended from January 2023 to January 2031, the combined principal increased to $221.0 million, and the interest rate is now 6.34%.
We were able to complete the above financing transactions in a challenging debt market. As the Federal Reserve has continued to work towards managing inflation, in part by raising short-term interest rates, we have been subject to increasing costs for a portion of our borrowed capital. This is mitigated by our strategy of maintaining a relatively low-levered balance sheet; however, the impact of potential higher inflation and interest rates, if any, is uncertain.
In April 2022, we purchased our partner's 10% joint venture interest in HICO Avalon, LLC and HICO Avalon II, LLC, which own the 8000 and 10000 Avalon office properties. In June 2022, one of our unconsolidated joint ventures sold a 3.0 acre land parcel in Uptown Dallas. Our share of the gain from this transaction was $4.5 million. In September 2022, we sold our 50% owned joint venture interest in Carolina Square Holdings LP ("Carolina Square"), which owns a mixed-use property in Chapel Hill, North Carolina, to our partner for a gross sales price of $105.0 million. We recognized a gain of $56.3 million on this sale.
In 2022, we leased or renewed 2.0 million square feet of office space. The weighted average net effective rent per square foot, representing base rent excluding operating expense reimbursements and leasing costs, for new or renewed non-amenity leases with terms greater than one year, was $23.39 per square foot. Cash-basis net effective rent per square foot increased 9.5% on spaces that had been previously occupied in the past year. Cash-basis net effective rent represents net rent at the end of the term paid by the prior tenant compared to the net rent at the beginning of the term paid by the current tenant. Our same property net operating income for the year was unchanged on a straight-line basis and increased 1.0% on a cash-basis.
On a regular basis we review and, as appropriate, revise our corporate contingency plan, which addresses the steps necessary to respond to an unexpected interruption of business, including the unavailability of our corporate office space. In March 2020, our tenants widely adopted remote working for their office employees in response to the COVID-19 pandemic. The rental obligations under our leases were not materially affected by the COVID-19 pandemic. Beginning in 2021 and increasingly in 2022, most of our tenants began to bring employees back to the office at least a few days a week, decreasing the time their teams were working remotely and increasing the physical occupancy at our properties. Although the impact to our business of the COVID-19 pandemic was not severe, the long-term impact of the pandemic on our tenants, or prospective tenants, and the worldwide economy is still unfolding and remains uncertain.

Market Conditions
Even amidst economic headwinds, we believe the Sun Belt region, and in particular the seven Sun Belt markets in which we own properties, will continue to outperform the broader office sector as we continue to see a clear bifurcation between Sun Belt and Gateway market fundamentals. In addition, as the flight to quality trend continues among office users, we believe our trophy portfolio is well positioned to benefit from, and ultimately outperform in, the current real estate environment.
Our Atlanta portfolio totals 8.2 million square feet, representing 36.4% of our Net Operating Income for the fourth quarter of 2022, and the office portion was 86.5% leased at December 31, 2022. Market-wide Class A leasing activity in Atlanta represented 57.6% of total leasing activity in 2022 while representing only 41.6% of total inventory. Atlanta recorded its highest annual absorption numbers since 2015 with over 1.0 million square feet of positive absorption in 2022. However, elevated sublease availability coupled with tenant uncertainty due to the challenging economic environment may create headwinds heading into 2023. We believe our portfolio of operating assets and land holdings for future development, which are well located primarily in the Midtown, Buckhead, and Central Perimeter submarkets, with direct access to mass transit, will continue to be well positioned as we see the flight to quality and flight to location trends continue.

Our Austin portfolio totals 4.6 million square feet, representing 31.1% of our Net Operating Income for the fourth quarter of 2022 and was 94.7% leased at December 31, 2022. In addition, we have one 97% pre-leased project under development in Austin, Domain 9, which is a 338,000 square foot office building, located in the Domain submarket. Market-wide Class A leasing activity in Austin represented 52.9% of total leasing activity in 2022 while representing only 42.9% of total inventory. Total 2022 absorption was relatively flat year-over-year. The Austin market continues to outperform relative to other major markets and has traditionally shown resiliency in uncertain economic conditions. With our portfolio primarily located in the central business district and Domain submarkets, we believe our significant presence in Austin, combined with continued strong demand for Class A office space, will be favorable for our portfolio.
Our Tampa portfolio totals 2.0 million square feet, representing 9.7% of our Net Operating Income for the fourth quarter of 2022 and was 95.2% leased at December 31, 2022. Market-wide Class A leasing activity in Tampa represented 46.4% of total leasing activity in 2022 while representing only 27.0% of total inventory. Non-core, suburban office submarkets in Tampa were negatively impacted by flight to quality and sublease availability in 2022, but our portfolio, mainly located in the Westshore submarket, continues to benefit from positive net absorption and tenant demand.
Our Phoenix portfolio totals 1.6 million square feet, representing 8.9% of our Net Operating Income for the fourth quarter of 2022 and was 89.8% leased at December 31, 2022. Market-wide Class A leasing activity in Phoenix represented 38.2% of total leasing activity in 2022 while representing a proportionate 33.8% of total inventory. During 2022 there was continued growth in sublease space in Phoenix and disproportionately more absorption in new supply compared to older product. As Phoenix continues to be a leader in population and job growth across the nation, emphasis on high quality space should further drive the divide between new trophy office product and older vintage assets. Our newly developed 100 Mill project, coupled with repositioning efforts underway at Hayden Ferry and Tempe Gateway, position our portfolio well to meet these trends.
Our Charlotte portfolio totals 1.4 million square feet, representing 8.8% of our Net Operating Income for the fourth quarter of 2022 and was 94.8% leased at December 31, 2022. Class A leasing activity in Charlotte represented 56.6% of total leasing activity in 2022 while representing only 42.1% of total inventory. Office vacancy spiked in 2022 with the consolidation of space from financial institutions alongside the delivery of Duke Energy Plaza. Charlotte market employment hit an all-time high in 2022, a trend we expect to continue if Charlotte continues to be a target for large corporate relocations. Our operating portfolio, located in the Uptown and South End submarkets, remains well leased and should continue to benefit from healthy economic fundamentals going forward.
Our Dallas portfolio totals 516,000 square feet, representing 2.3% of our Net Operating Income for the fourth quarter of 2022 and was 89.8% leased at December 31, 2022. Market-wide Class A leasing activity in Dallas represented 57.7% of total leasing activity in 2022 while representing only 45.1% of total inventory.
Our Nashville portfolio includes a mixed-used development comprised of 448,000 square feet of commercial space and 542 residential units located in the Germantown submarket. The commercial component of the development is expected to deliver in 2023 and leasing discussions with both potential office and retail tenants are underway. Market-wide Class A leasing activity in Nashville represented 47.6% of total leasing activity in 2022 while representing only 33.6% of total inventory.

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
•Landlord must approve the plans prior to construction;
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
If we determine the improvements are our assets, we capitalize the cost of the improvements and recognize depreciation expense associated with such improvements over the shorter of the estimated useful life or the term of the lease. Any portion of our asset funded by a tenant is recorded as deferred revenue to be recognized in rental over the term of the lease on a straight-line basis. If the improvements are tenant assets, we defer the cost of improvements funded by us as a lease incentive asset and amortize it as a reduction of rental revenue over the term of the lease. Our determination of whether improvements are our assets or tenants' assets also affects when we commence revenue recognition in connection with a lease.
We periodically enter into amendments to our leases. When a lease is amended, we need to determine whether (i) an additional right of use not included in the original lease is being granted as a result of the modification and (ii) there is an increase in the lease payments that is commensurate with the standalone price for the additional right of use. If both of those conditions are met, the amendment is accounted for as a separate contract. If both of those conditions are not met, the amendment is accounted for as a lease modification. Most of our lease amendments result in a lease modification of our operating leases which will likely require us to reassess both the lease term and fixed lease payments, including considering any prepaid or accrued lease rentals relating to the original lease as a part of the lease payments for the modified lease.

Tenants sometimes negotiate to terminate their lease prior to the end of the lease term. Such negotiations generally require payment of a termination fee that reimburses us for a portion of the remaining rent under the original lease term and the undepreciated lease inception costs such as commissions, tenant improvements and lease incentives. Termination fee income, included in rental property revenue, is recognized on a straight-line basis from the date of the executed termination agreement through lease expiration when the amount of the fee is determinable and collectability of the fee is reasonably assured. This fee income is reduced on a straight-line basis by any accrued straight-line rent receivable and any above- or below-market lease intangible assets or liabilities related to the lease projected at the date of tenant vacancy.
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
Purchase Price Allocations for Acquired Assets
We evaluate all real estate acquisitions to determine if the transactions qualify as an acquisition of assets or of a business including cases in which we acquire a pool of properties of varying property types in different markets. For purposes of this review, we separate the assets acquired based on their unique and different risk characteristics, which may be by property type, geographic concentration, or other factors. If we determine that substantially all of the fair value is concentrated in a single identifiable asset or group of similar assets, generally 90% of total fair value of assets acquired, we account for the acquisition as an acquisition of assets. If we determine that there is no single or group of assets that make up substantially all of the fair value of assets acquired, we then evaluate whether the acquired set of assets includes an input and substantial process which create an output. If we determine that an input and substantial process creating an output are present, we account for the acquisition as an acquisition of a business. We use considerable judgment in determining whether the acquisition of a pool of assets is an acquisition of assets or of a business. Because acquisition costs are expensed for an acquisition of a business and capitalized for an acquisition of assets, results of operations could be materially different based on our determinations.
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
Impairment
We review our real estate assets on an asset group basis for impairment. We identify an asset group based on the lowest level of identifiable cash flows and take into consideration such things as shared expenses and amenities. This review includes our operating properties, properties under development, and land holdings.
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
Once a certain project is constructed and deemed substantially complete and ready for occupancy, carrying costs, such as real estate taxes, interest, internal personnel costs, and associated costs, are expensed as incurred. Determination of when construction of a project is substantially complete and held available for occupancy requires judgment. We consider projects and/or project phases to be both substantially complete and held for occupancy at the earlier of the date on which the project or phase reaches economic occupancy of 90% or one year from cessation of major construction activity on the core building development. Our judgment of the date the project is substantially complete has a direct impact on our operating expenses and net income for the period.
Results of Operations For The Year Ended December 31, 2022
General
Net income available to common stockholders for the years ended 2022 and 2021 was $166.8 million and $278.6 million, respectively. We detail below material changes in the components of net income available to common stockholders for the year ended 2022 compared to 2021.
See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations" from our 2021 Annual Report on Form 10-K for a comparison of 2021 to 2020 financial results.
Rental Property Revenues and Rental Property Operating Expenses
The following results include the performance of our Same Property portfolios. Our Same Property portfolios include office properties that were stabilized and owned by us for the entirety of each comparable reporting period presented. A stabilized property is one that has achieved 90% economic occupancy or has been owned by us for one year and has reached one year from the cessation of any major construction activity on the core building development or redevelopment. Same Property amounts for the 2022 versus 2021 comparison are from properties that were stabilized and owned as of January 1, 2021 through December 31, 2022.
We use Net Operating Income ("NOI"), a non-GAAP financial measure, to measure the operating performance of our properties. NOI is widely used by industry analysts and investors to evaluate performance. NOI, which is rental property revenues (excluding termination fees) less rental property operating expenses, excludes certain components from net income in order to provide results that are more closely related to a property's results of operations. Certain items, such as interest expense, while included in net income, do not affect the operating performance of a real estate asset and are often incurred at the corporate level as opposed to the property level. As a result, we use only those income and expense items that are incurred at the property level to evaluate a property's performance. Depreciation, amortization, and impairment are also excluded from NOI. Same Property NOI allows management, investors, and analysts to analyze continuing operations and evaluate the growth trend of our portfolio.

Rental property revenues, rental property operating expenses, and NOI changed between the 2022 and 2021 periods as follows ($ in thousands):

	Year Ended December 31,
	2022	2021	$ Change	% Change
Rental Property Revenues
Same Property	$651,370	$648,934	$2,436	0.4%
Non-Same Property	99,677	85,024	14,653	17.2%
Termination Fee Income	2,464	5,105	(2,641)	(51.7)%
Total Rental Property Revenues	$753,511	$739,063	$14,448	2.0%

Rental Property Operating Expenses
Same Property	$231,587	$229,033	$2,554	1.1%
Non-Same Property	26,784	30,428	(3,644)	(12.0)%
Total Rental Property Operating Expenses	$258,371	$259,461	$(1,090)	(0.4)%

Net Operating Income
Same Property NOI	$419,783	$419,901	$(118)	—%
Non-Same Property NOI	72,893	54,596	18,297	33.5%
Total NOI	$492,676	$474,497	$18,179	3.8%

Same Property Revenues increased $2.4 million, or 0.4%, between 2022 and 2021 primarily due to increased occupancy at our Terminus, Buckhead Plaza, and Domain office properties and a related increase in revenues recognized from tenant funded tenant improvements. Our tenants are increasingly funding capital improvements at our buildings in excess of their tenant improvement allowances as they look to highly amenitized and creative office spaces to attract employees back into the office. These Same Property revenue increases are partially offset by a decrease in economic occupancy at our Promenade Tower and 3350 Peachtree office properties while under partial redevelopment.
Same Property Operating Expenses increased $2.6 million, or 1.1%, between 2022 and 2021 primarily due to an increase in physical occupancy at our properties, partially offset by a decrease in real estate taxes as well as expenses at our 3350 Peachtree office property under partial redevelopment.
Non-Same Property Revenues increased $14.7 million, or 17.2%, between 2022 and 2021 primarily due to the 2021 acquisitions of 725 Ponce and Heights Union and the consolidation of 300 Colorado upon purchase of our partners' interests in the venture in the fourth quarter of 2021, which were partially offset by the 2022 commencement of a full building redevelopment project at Promenade Central and the 2021 sales of Burnett Plaza, 816 Congress, and One South at the Plaza.
Non-Same Property Operating Expenses decreased $3.6 million, or 12.0% between 2022 and 2021 primarily due to the 2021 sales of Burnett Plaza, 816 Congress, and One South at the Plaza, partially offset by the 2021 acquisitions of 725 Ponce and Heights Union and the consolidation of 300 Colorado upon purchase of our partners' interests in the venture in the fourth quarter of 2021. The decrease in Non-Same Property Operating Expenses is also due to refunds of real estate taxes for two previously sold properties.
Termination Fee Income decreased $2.6 million, or 51.7%, between 2022 and 2021 primarily due to the termination of a large tenant in December of 2021.
Fee Income
Fee income decreased $9.4 million, or 60.7%, between 2022 and 2021 primarily due to declining development activities as we reached the completion of the Norfolk Southern transactions during the third quarter of 2022. The Norfolk Southern transactions are described in further detail in note 3 to the consolidated financial statements in this Form 10-K.
General and Administrative Expenses
General and administrative expenses decreased $1.0 million, or 3.4%, between 2022 and 2021 primarily due to changes in stock compensation expense tied to reductions in our stock price for awards accounted for using updated fair market values.

Interest Expense
Interest expense, net of amounts capitalized, increased $5.5 million, or 8.2%, between 2022 and 2021 primarily due to increases in interest rates on our variable rate debt, the issuance of a $400 million term loan, and an increase in the average outstanding balance on our line of credit, partially offset by an increase in capitalized interest expense as a result of development and redevelopment activities.
Depreciation and Amortization
Depreciation and amortization changed between the 2022 and 2021 periods as follows ($ in thousands):

	Year Ended December 31,
	2022	2021	$ Change	% Change
Depreciation and Amortization
Same Property	$251,753	$256,411	$(4,658)	(1.8)%
Non-Same Property	43,276	31,058	12,218	39.3%
Non-Real Estate Assets	558	623	(65)	(10.4)%
Total Depreciation and Amortization	$295,587	$288,092	$7,495	2.6%
Same Property depreciation and amortization decreased between 2022 and 2021 primarily due to a decrease related to the intangible in-place lease assets recognized upon the acquisition of properties as more of those assets became fully amortized. This is partially offset by an increase in the depreciation of tenant improvements that are owned by us and were placed into service in 2022.
Non-Same Property depreciation and amortization increased between 2022 and 2021 primarily due to the 2021 acquisitions of 725 Ponce and Heights Union, and the consolidation of 300 Colorado upon purchase of our partners' interests in the venture of the fourth quarter of 2021, partially offset by the 2021 sales of 816 Congress and One South at the Plaza and suspending depreciation in 2022 for a full building redevelopment project at our Promenade Central property.
Income and Net Operating Income from Unconsolidated Joint Ventures
Income from unconsolidated joint ventures consisted of the following in 2022 and 2021 ($ in thousands):

	Year Ended December 31,
	2022	2021	$ Change	% Change

Income from unconsolidated joint ventures	$7,700	$6,801	$899	13.2%
Depreciation and amortization	3,927	9,674	(5,747)	(59.4)%
Net loss (gain) on sale of investment property	(81)	39	(120)	307.7%
Gain on sale of undepreciated property	(4,478)	—	(4,478)	N/A
Interest expense	2,603	2,911	(308)	(10.6)%
Other expense	70	46	24	52.2%
Termination fee income	—	(81)	81	100.0%
Other income	(217)	(167)	(50)	(29.9)%
Net operating income from unconsolidated joint ventures	$9,524	$19,223	$(9,699)	(50.5)%

Net operating income:
Same Property	$4,531	$4,332	$199	4.6%
Non-Same Property	4,993	14,891	(9,898)	(66.5)%
Net operating income from unconsolidated joint ventures	$9,524	$19,223	$(9,699)	(50.5)%

Income from unconsolidated joint ventures increased between 2022 and 2021 primarily due to a gain from the sale of a 3.0 acre land parcel in Uptown Dallas in June 2022, partially offset by the sale of our interest in the Carolina Square venture in 2022 and Dimensional Fund Advisors venture in 2021.

Funds from Operations
The table below shows Funds from Operations Available to Common Stockholders (“FFO”), a non-GAAP financial measure, and the related reconciliation from net income available to common stockholders for the Company. The Company calculates FFO in accordance with Nareit's definition, which is net income available to common stockholders (computed in accordance with GAAP), excluding extraordinary items, cumulative effect of change in accounting principle and gains on sale or impairment on depreciable property, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures to reflect FFO on the same basis.
FFO is used by industry analysts and investors as a supplemental measure of a REIT’s operating performance. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry investors and analysts have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. Thus, Nareit created FFO as a supplemental measure of REIT operating performance that excludes historical cost depreciation, among other items, from GAAP net income. The use of FFO, combined with the required primary GAAP presentations, has been fundamentally beneficial, improving the understanding of operating results of REITs among the investing public and making comparisons of REIT operating results more meaningful. Our management evaluates operating performance in part based on FFO. Additionally, our management uses FFO, along with other measures, to assess performance in connection with evaluating and granting incentive compensation to our officers and other key employees. The reconciliations of net income available to common stockholders to FFO and earnings per share to FFO per share are as follows for the years ended December 31, 2022 and 2021 ($ in thousands, except per share information):

	Year Ended December 31,
	2022			2021
	Dollars	Weighted Average Common Shares	Per Share Amount	Dollars	Weighted Average Common Shares	Per Share Amount
Net Income Available to Common Stockholders	$166,793	150,113	$1.11	$278,586	148,666	$1.87
Noncontrolling interest related to unitholders	143	25	—	56	25	—
Conversion of stock options	—	—	—	—	1	—
Conversion of unvested restricted stock units	—	281	—	—	199	—

Net Income — Diluted	166,936	150,419	1.11	278,642	148,891	1.87
Depreciation and amortization of real estate assets:
Consolidated properties	295,029	—	1.96	287,469	—	1.93
Share of unconsolidated joint ventures	3,927	—	0.03	9,674	—	0.06
Partners' share of real estate depreciation	(794)	—	(0.01)	(929)	—	(0.01)
Loss (gain) on sale of depreciated properties:
Consolidated properties	9	—	—	(152,611)	—	(1.01)
Share of unconsolidated joint ventures	(81)	—	—	39	—	—
Investments in unconsolidated joint ventures	(56,267)	—	(0.37)	(13,083)	—	(0.09)
Funds From Operations	$408,759	150,419	$2.72	$409,201	148,891	$2.75
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

The following table reconciles net income to NOI for consolidated properties for each period ($ in thousands):

	Year Ended December 31,
	2022	2021

Net Income	$167,445	$278,996
Fee income	(6,119)	(15,559)
Termination fee income	(2,464)	(5,105)
Other income	(2,660)	(451)
Reimbursed expenses	2,024	2,476
General and administrative expenses	28,319	29,321
Interest expense	72,537	67,027
Depreciation and amortization	295,587	288,092
Other expenses	2,134	2,131
Income from unconsolidated joint ventures	(7,700)	(6,801)
Gain on sale of investment in unconsolidated joint ventures	(56,267)	(13,083)
Loss (gain) on investment property transactions	9	(152,547)
Gain on extinguishment of debt	(169)	—
Net Operating Income	$492,676	$474,497
Liquidity and Capital Resources
Our primary short-term and long-term liquidity needs include the following:
•property operating expenses;
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

Our material cash needs for 2023 include $181.1 million of unfunded tenant improvements and construction costs. This and other 2023 cash needs are expected to be met by a combination of some or all of the sources noted above.

Financial Condition
A key component of our strategy is to maintain a conservative balance sheet with leverage and liquidity that enables us to be positioned for future growth. In recent quarters, our leverage metrics which include net debt to EBITDAre, net debt to undepreciated assets, and net debt to total market capitalization, have consistently been among the strongest within our sector of public office REITs. As of December 31, 2022, we had $56.6 million outstanding under our Credit Facility with the ability to borrow an additional $943.4 million. We also had $5.1 million in cash and cash equivalents and no restricted cash on hand at December 31, 2022.
The following table sets forth information as of December 31, 2022 with respect to our outstanding contractual obligations and commitments ($ in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual Obligations:
Company debt:
Unsecured credit facility	$56,600	$—	$—	$56,600	$—
Unsecured senior notes	1,000,000	—	250,000	225,000	525,000
Term loans	750,000	—	750,000	—	—
Mortgage notes payable	535,241	8,274	85,842	220,125	221,000
Interest commitments (1)	448,098	111,666	165,938	95,916	74,578
Ground leases	187,144	2,087	7,729	4,016	173,312
Total contractual obligations	$2,977,083	$122,027	$1,259,509	$601,657	$993,890
Commitments:
Unfunded tenant improvements and construction obligations	$181,270	$181,103	$—	$—	$167
Total commitments	$181,270	$181,103	$—	$—	$167
(1)Interest on variable rate obligations is based on balances and effective rates as of December 31, 2022.
Credit Facility
Our $1 billion Credit Facility matures on April 30, 2027. The Credit Facility contains financial covenants that require, among other things, the maintenance of an unencumbered interest coverage ratio of at least 1.75x; a fixed charge coverage ratio of at least 1.50x; a secured leverage ratio of no more than 40%; and an overall leverage ratio of no more than 60%. The Credit Facility also contains customary representations and warranties and affirmative and negative covenants, as well as customary events of default. The amounts outstanding under the Credit Facility may be accelerated upon the occurrence of any events of default. We are in compliance with all covenants of the Credit Facility.
The interest rate applicable to the Credit Facility varies according to our leverage ratio, and may, at our election, be determined based on either (i) the Daily Secured Overnight Financing Rate ("SOFR") or Term SOFR, plus a SOFR adjustment of 0.10% ("Adjusted SOFR") and a spread of between 0.90% and 1.40%, or (ii) the greater of Bank of America's prime rate, the federal funds rate plus 0.50%, Term SOFR, plus a SOFR adjustment of 0.10% and 1.00%, or 1.00%, plus a spread of between 0.00% and 0.40%, based on leverage. In addition to the interest rate, the Credit Facility is also subject to a facility fee of 0.15% to 0.30%, depending on leverage, on the entire $1 billion capacity.
At December 31, 2022, the Credit Facility's spread over Adjusted SOFR was 0.90%, and the facility fee spread was 0.15%. The amount that we may draw under the Credit Facility is a defined calculation based on our unencumbered assets and other factors. The total available borrowing capacity under the Credit Facility was $943.4 million at December 31, 2022.
Term Loans
On October 3, 2022, we entered into the Delayed Draw Term Loan Agreement (the "2022 Term Loan") and borrowed the full $400 million available under the loan. The loan matures on March 3, 2025 with four consecutive extension options for six months each. The interest rate provisions are the same as the 2021 Term Loan, and the covenants are the same as the Credit Facility.

On June 28, 2021, we entered into the Amended and Restated Term Loan Agreement (the "Term Loan") that amended the former term loan agreement. Under the Term Loan, we have borrowed $350 million that matures on August 30, 2024 with four consecutive extension options for 180 days each. On September 19, 2022, we entered into the First Amendment to the 2021 Term Loan. This amendment aligns covenants and available interest rates, including the addition of SOFR, to that of the Credit Facility. Under the terms of this First Amendment, the interest rate applicable to the 2021 Term Loan varies according to our leverage ratio and may, at our election, be determined based on either (1) the Daily SOFR or Term SOFR, plus a SOFR adjustment of 0.10% ("Adjusted SOFR") and a spread of between 1.05% and 1.65%, or (2) the greater of Bank of America's prime rate, the federal funds rate plus 0.50%, Term SOFR, plus a SOFR adjustment of 0.10% and 1.00%, or 1.00%, plus a spread of between 0.05% and 0.65%, based on leverage.
On September 27, 2022, we entered into a floating-to-fixed interest rate swap with respect to the $350 million 2021 Term Loan through the maturity date of August 30, 2024. This swap effectively fixed the underlying SOFR rate at 4.23%.
At December 31, 2022, the 2021 and 2022 Term Loan's spread over Adjusted SOFR rate was 1.05%.
We are in compliance with all covenants of our Term Loans.
Unsecured Senior Notes
At December 31, 2022, we had $1 billion in unsecured senior notes outstanding that were issued in five tranches with maturity dates that range from 2025 to 2029. The weighted average fixed interest rates on these notes is 3.91%.
The unsecured senior notes contain financial covenants that are consistent with those of our Credit Facility. The senior notes also contain customary representations and warranties and affirmative and negative covenants, as well as customary events of default. We are in compliance with all covenants of the unsecured senior notes.
Secured Mortgage Notes
In December 2022, we refinanced the mortgages on our two Terminus properties in Atlanta with the lender. Under the new non-cross-collateralized mortgages, the maturities were extended from January 2023 to January 2031, the combined principal increased to $221.0 million, and the interest rate is now 6.34%.
In October 2022, we paid off, in full, our Legacy Union One and Promenade Tower mortgages.
In June 2021, we executed a collateral substitution for the mortgage previously secured by our 816 Congress property in Austin. The mortgage is now secured by our Domain 10 property in Austin. All other terms of the note were unchanged.
As of December 31, 2022, we had $535.2 million outstanding on five non-recourse mortgage notes. All interest rates on the secured mortgage notes are fixed. Assets with depreciated carrying values of $910.2 million were pledged as security on these mortgage notes payable.
Joint Venture Commitments and Debt
We have a number of off balance sheet joint ventures with varying structures, as described in note 6 to our consolidated financial statements. The joint ventures in which we have an interest are involved in the ownership and/or development of real estate. A venture will fund capital requirements or operational needs with cash from operations or financing proceeds. If additional capital is deemed necessary, a venture may request a contribution from the partners, and we will evaluate such request. Except as previously discussed, based on the nature of the activities conducted in these ventures, management cannot estimate with any degree of accuracy amounts that we may be required to fund in the short- or long-term. However, management does not believe that additional funding of these ventures will have a material adverse effect on our financial condition or results of operations.
At December 31, 2022, our unconsolidated joint ventures had aggregate outstanding indebtedness to third parties of $178.8 million. This debt represents mortgage or construction loans, all of which are non-recourse to us. In addition, in certain instances, we provide “non-recourse carve-out guarantees” on these non-recourse loans.
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
We are in compliance with all covenants of our existing unsecured debt and non-recourse mortgages.
Future Capital Requirements
To meet capital requirements for future investment activities over the long-term, we intend to actively manage our portfolio of properties and strategically sell assets to exit our non-core holdings and reposition our portfolio of income-producing assets. We expect to continue to utilize cash retained from operations, as well as third-party sources of capital such as indebtedness, to fund future commitments and to utilize construction financing facilities for some development assets, if available and under appropriate terms.
We may also generate capital through the issuance of securities that include common or preferred stock, warrants, debt securities, or the issuance of CPLP limited partnership units.
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
Cash Flows
We report and analyze our cash flows based on operating activities, investing activities, and financing activities. Cash, cash equivalents, and restricted cash totaled $5.1 million and $10.2 million at December 31, 2022 and 2021, respectively. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Cash Flows" from our 2021 Annual Report on Form 10-K for a discussion of the changes in cash flows between 2021 and 2020. The following table sets forth the changes in cash flows ($ in thousands):

	Year Ended December 31,		$ Change
	2022	2021
Net cash provided by operating activities	$365,166	$389,478	$(24,312)
Net cash used in investing activities	(334,499)	(191,066)	(143,433)
Net cash used in financing activities	(35,690)	(194,382)	158,692
The reasons for significant increases and decreases in cash flows between the periods are as follows:
Cash Flows from Operating Activities. Cash provided by operating activities decreased $24.3 million between 2022 and 2021 primarily due to cash received from operations of the One South at the Plaza, Burnett Plaza, and 816 Congress operating properties sold in 2021, partially offset by the timing of payments of property taxes and other payables and cash received from a full year of operations of 725 Ponce, Heights Union, and our partners' interest in 300 Colorado acquired in 2021.
Cash Flows from Investing Activities. Cash used in investing activities increased $143.4 million between 2022 and 2021. Cash used in investing activities was higher in 2022 primarily due to an increase in building and tenant improvements over the prior year, which was partially offset by the 2022 sale of our interest in Carolina Square. Cash used in investing activities was lower in 2021 primarily due to proceeds from property dispositions (816 Congress, Burnett Plaza, One South at the Plaza, and our interest in Gateway Village) exceeding cash paid for property acquisitions (725 Ponce, Heights Union, and our partners' interest in 300 Colorado.)
Cash Flows from Financing Activities. Cash flows used in financing activities decreased $158.7 million between 2022 and 2021. In 2022, an increase in net repayments on our Credit Facility, an increase in repayments of mortgage notes and our purchase of non-controlling interests were largely offset by proceeds from the issuance of the $400 million 2022 Term Loan and of $103.1 million from the issuance of common stock. In 2021, the $100 million of net proceeds from the $250 million repayment of our prior term loan and issuance of the $350 million Term Loan only partially offset our recurring dividends and mortgage payments.
Capital Expenditures. We incur capital expenditures related to our real estate assets that include the acquisition of properties, the development of new properties, the redevelopment of existing or newly purchased properties, and direct leasing costs for new or replacement tenants.

Capital expenditures for assets we develop or acquire and then hold and operate are included in the property acquisition, development, and tenant asset expenditures line item within investing activities on the statements of cash flows. Components of expenditures included in this line item for the years ended December 31, 2022 and 2021 are as follows ($ in thousands):

	2022	2021
Acquisition of properties	$—	$524,271
Projects under development	89,832	93,867
Operating properties—building improvements	100,536	60,281
Operating properties—leasing costs	172,178	92,902
Purchase of land held for investment	—	18,267
Capitalized interest	15,400	6,257
Capitalized salaries	8,040	7,332
Change in accrued capital expenditures	(43,745)	(15,367)
Total property acquisition, development and tenant asset expenditures	$342,241	$787,810

Capital expenditures decreased $445.6 million between 2022 and 2021 primarily due to the acquisitions of properties and land held for investment, including, 725 Ponce, Heights Union, and our partners' interest in 300 Colorado in 2021. This decrease from asset acquisitions is partially offset by an increase in capital expenditures on building improvements including significant redevelopments of properties and an increase in our capital expenditures related to tenant improvements and leasing costs, which are a function of the number, size, and timing of occupancy of executed new leases or renewals of existing leases. The amount of tenant improvements and leasing costs on a per square foot basis for 2022 and 2021 was as follows:

	2022	2021
New leases	$12.60	$10.57
Renewal leases	$9.07	$6.82
Expansion leases	$11.71	$10.74
The amounts of tenant improvement and leasing costs on a per square foot basis vary by lease and by market.
Dividends. We paid common dividends of $192.3 million and $182.8 million in 2022 and 2021, respectively. We funded these dividends with cash provided by operating activities. We expect to fund our future quarterly common dividends with cash provided by operating activities, proceeds from investment property sales, distributions from unconsolidated joint ventures, and indebtedness, if necessary.
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

Item 7A.Quantitative and Qualitative Disclosure about Market Risk
Our primary exposure to market risk results from our debt, which bears interest at both fixed and variable rates. We attempt to mitigate this risk primarily by limiting our debt exposure in total and our maturities in any one year and weighting more towards fixed-rate debt in our portfolio. We also use derivative financial instruments such as cash flow hedges to effectively convert some of our variable rate debt to fixed rate debt. These fixed rate debt obligations limit the risk of fluctuating interest rates.
On September 27, 2022, we entered into a floating-to-fixed interest rate swap with respect to the $350 million Term Loan through the maturity date of August 30, 2024. This swap effectively fixed the underlying SOFR rate at 4.23%. As of December 31, 2022 and 2021, we had $1.9 billion of fixed rate debt, including the Term Loan, outstanding at a weighted average interest rate of 4.40%.
At December 31, 2022, we had $456.6 million of variable rate debt outstanding, which consisted of the Credit Facility with $56.6 million outstanding at an interest rate of 5.30% and the $400.0 million 2022 Term Loan with an interest rate of 5.45%. At December 31, 2021, we had $578.5 million of variable rate debt outstanding, which consisted of the Credit Facility with $228.5 million outstanding at an interest rate of 1.15% and the $350.0 million Term Loan with an interest rate of 1.15%. Based on our average variable rate debt balances in 2022, interest incurred would have increased by $6.7 million in 2022 if these interest rates had been 1% higher.
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
Management, under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. The framework on which the assessment was based is described in “Internal Control – Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, we concluded that we maintained effective internal control over financial reporting as of December 31, 2022. Deloitte & Touche LLP, our independent registered public accounting firm, issued an opinion on the effectiveness of our internal control over financial reporting as of December 31, 2022, which follows this report of management.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Cousins Properties Incorporated

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Cousins Properties Incorporated and subsidiaries (the "Company") as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 9, 2023, expressed an unqualified opinion on those consolidated financial statements.

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
February 9, 2023

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by Items 401, 405, 406, and 407 of Regulation S-K is presented in Item X in Part I of this report and is included under the captions “Proposal 1 - Election of Directors” and “Delinquent Section 16(a) Reports” in the Proxy Statement relating to the 2023 Annual Meeting of the Registrant’s Stockholders and is incorporated herein by reference. The Company has the Code of Business Conduct and Ethics, which is applicable to its Board of Directors and all of its employees. The Code of Business Conduct and Ethics is publicly available on the “Investor Relations” page of its website site at www.cousins.com. Section 1 of the Code of Business Conduct and Ethics applies to the Company’s senior executive and financial officers and is a “code of ethics” as defined by applicable SEC rules and regulations. If the Company makes any amendments to the Code of Business Conduct and Ethics other than technical, administrative, or other non-substantive amendments or grants any waivers, including implicit waivers, from a provision of the Code of Business Conduct and Ethics to the Company’s senior executive or financial officers, the Company will disclose on its website the nature of the amendment or waiver, its effective date, and to whom it applies.
Item 11. Executive Compensation
The information required by Items 402 and 407 of Regulation S-K is included under the captions “Executive Compensation,” “Director Compensation,” and "Compensation Committee Interlocks and Insider Participation" in the Proxy Statement relating to the 2023 Annual Meeting of the Registrant’s Stockholders and is incorporated herein by reference.
Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information under the captions “Beneficial Ownership of Common Stock” and "Equity Compensation Plan Information" in the Proxy Statement relating to the 2023 Annual Meeting of the Registrant’s Stockholders is incorporated herein by reference.
Item 13.Certain Relationships and Related Transactions, and Director Independence
The information under the caption “Certain Transactions” and “Director Independence” in the Proxy Statement relating to the 2023 Annual Meeting of the Registrant’s Stockholders is incorporated herein by reference.
Item 14.Principal Accountant Fees and Services
The information under the caption “Summary of Fees to Independent Registered Public Accounting Firm” in the Proxy Statement relating to the 2023 Annual Meeting of the Registrant’s Stockholders has fee information for fiscal years 2022 and 2021 and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)1.     Financial Statements
A.The following consolidated financial statements of the Registrant, together with the applicable report of independent registered public accounting firm, are filed as a part of this report:
2.Financial Statement Schedule
The following financial statement schedule for the Registrant is filed as a part of this report:

Page Number
A. Schedule III—Real Estate and Accumulated Depreciation—December 31, 2022	S-1 through S-4
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

3.2	Bylaws of the Registrant, as amended and restated July 26, 2022, filed as Exhibit 3.2.1 to the Registrant’s Quarterly Report on Form 10-Q filed on July 28, 2022, and incorporated herein by reference.

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

10(a)(xxxv)*	Cousins Properties Incorporated 2021 Employee Stock Purchase Plan, filed as Exhibit 10(a)(xxxv) to the Registrant's Form 8-K filed on November 1, 2021 and incorporated herein by reference.

10(a)(xxxvi)*	Amendment Number One to the Cousins Properties Incorporated 2019 Omnibus Incentive Stock Plan, filed as Exhibit 10(a)(xxxvi) to the Registrant's Form 10-K filed for the year ended December 31, 2021.

10(b)	Form of Indemnification Agreement, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 18, 2007, and incorporated herein by reference.

10(c)	Agreement of Limited Partnership of Cousins Properties LP., filed as Exhibit 10.1 to the Registrant's Current Form on Form 8-K filed on October 7, 2016, and incorporated herein by reference.

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

10(g)
Delayed Draw Term Loan Agreement, dated as of October 3, 2022, among Cousins Properties LP, as the Borrower; Cousins Properties Incorporated, as the Parent and a Guarantor; JPMorgan Chase Bank, N.A., as Syndication Agent; Bank of America, N.A., as Administrative Agent; Truist Bank, PNC Bank, National Association, Morgan Stanley Senior Funding, Inc., and U.S. Bank National Association, as Documentation Agents; J.P. Morgan Chase Bank, N.A., BofA Securities, Inc., Truist Securities, Inc. and PNC Capital Markets, LLC, as Joint Lead Arrangers and Joint Bookrunners, filed as Exhibit 10(i) to the Registrant's Quarterly Report on Form 10-Q on October 27, 2022, and incorporated herein by reference.

10(h)
Fifth Amended and Restated Credit Agreement, dated as of May 2, 2022, among Cousins Properties Incorporated, as the Borrower (and the Borrower Parties, as defined, and the Guarantors, as defined); JPMorgan Chase Bank, N.A., as Syndication Agent and an L/C issuer, Bank of America, N.A., as Administrative Agent and an L/C Issuer, Truist Bank, as an L/C Issuer, Truist Bank, PNC Bank, National Association, Morgan Stanley Senior Funding, Inc., U.S. Bank National Association, Wells Fargo Bank, National Association, and TD Bank, National Association, as Documentation Agents, and the Other Lenders Party Hereto BofA Securities, Inc. and J.P. Morgan Securities LLC, as Co-Sustainability Structuring Agents J.P. Morgan Chase Bank, N.A., BofA Securities, Inc. and Truist Securities, Inc., as Joint Lead Arrangers and Joint Bookrunners, filed as Exhibit 10(g) to the Registrant's Current Report on Form 8-K filed on May 2, 2022, and incorporated herein by reference.

10(i)
First Amendment to Amended and Restated Term Loan Agreement, dated as of September 19, 2022, among Cousins Properties LP, as the Borrower; Cousins Properties Incorporated, as the Parent and a Guarantor; JPMorgan Chase Bank, N.A., as Syndication Agent; Bank of America, N.A., as the Administrative Agent; PNC Bank, National Association and Truist Bank, as Co-Documentation Agents; JPMorgan Chase Bank, N.A., BofA Securities, Inc., PNC Capital Markets, LLC, and Truist Securities, Inc., as Joint Lead Arrangers and Joint Bookrunners, filed as Exhibit 10(h) to the Registrant's Quarterly Report on Form 10-Q on October 27, 2022, and incorporated herein by reference.

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

Cousins Properties Incorporated (Registrant)
Dated:	February 9, 2023
		BY:	/s/ Gregg D. Adzema
Gregg D. Adzema
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Capacity	Date
/s/ M. Colin Connolly	Chief Executive Officer, President, and Director	February 9, 2023
M. Colin Connolly	(Principal Executive Officer)

/s/ Gregg D. Adzema	Executive Vice President and Chief Financial Officer	February 9, 2023
Gregg D. Adzema	(Principal Financial Officer)

/s/ Jeffrey D. Symes	Senior Vice President and Chief Accounting Officer	February 9, 2023
Jeffrey D. Symes	(Principal Accounting Officer)

/s/ Charles T. Cannada	Director	February 9, 2023
Charles T. Cannada

/s/ Robert M. Chapman	Chairman of the Board and Director	February 9, 2023
Robert M. Chapman

/s/ Scott W. Fordham	Director	February 9, 2023
Scott W. Fordham

/s/ Lillian C. Giornelli	Director	February 9, 2023
Lillian C. Giornelli

/s/ R. Kent Griffin, Jr.	Director	February 9, 2023
R. Kent Griffin, Jr.

/s/ Donna W. Hyland	Director	February 9, 2023
Donna W. Hyland

/s/ Dionne Nelson	Director	February 9, 2023
Dionne Nelson

/s/ R. Dary Stone	Director	February 9, 2023
R. Dary Stone

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Cousins Properties Incorporated

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cousins Properties Incorporated and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and the financial statement schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 9, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

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
February 9, 2023
We have served as the Company's auditor since 2002.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,
	2022	2021
Assets:
Real estate assets:
Operating properties, net of accumulated depreciation of $1,079,662 and $874,988 in 2022 and 2021, respectively	$6,738,354	$6,506,910
Projects under development	111,400	174,803
Land	158,430	157,681
	7,008,184	6,839,394

Cash and cash equivalents	5,145	8,937
Restricted cash	—	1,231
Accounts receivable	8,653	12,553
Deferred rents receivable	184,043	154,866
Investment in unconsolidated joint ventures	112,839	77,811
Intangible assets, net	136,240	168,553
Other assets, net	81,912	48,689
Total assets	$7,537,016	$7,312,034
Liabilities:
Notes payable	$2,334,606	$2,237,509
Accounts payable and accrued expenses	271,103	224,523
Deferred income	128,636	74,515
Intangible liabilities, net	52,280	63,223
Other liabilities	103,442	111,864
Total liabilities	2,890,067	2,711,634
Commitments and contingencies
Equity:
Stockholders' investment:
Common stock, $1 par value per share, 300,000,000 shares authorized, 154,019,214 and 151,272,969 issued and 151,457,190 and 148,688,036 outstanding in 2022 and 2021, respectively	154,019	151,273
Additional paid-in capital	5,630,327	5,549,308
Treasury stock at cost, 2,562,024 and 2,584,933 shares in 2022 and 2021, respectively	(147,157)	(148,473)
Distributions in excess of cumulative net income	(1,013,292)	(985,338)
Accumulated other comprehensive income	1,767	—
Total stockholders' investment	4,625,664	4,566,770
Nonredeemable noncontrolling interests	21,285	33,630
Total equity	4,646,949	4,600,400
Total liabilities and equity	$7,537,016	$7,312,034
See notes to consolidated financial statements.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2022	2021	2020
Revenues:
Rental property revenues	$753,511	$739,063	$721,883
Fee income	6,119	15,559	18,226
Other	2,660	451	231
	762,290	755,073	740,340
Expenses:
Rental property operating expenses	258,371	259,461	250,850
Reimbursed expenses	2,024	2,476	1,580
General and administrative expenses	28,319	29,321	27,034
Interest expense	72,537	67,027	60,605
Impairment	—	—	14,829
Depreciation and amortization	295,587	288,092	288,648
Transaction costs	—	—	428
Other	2,134	2,131	2,091
	658,972	648,508	646,065
Income from unconsolidated joint ventures	7,700	6,801	7,947
Gain on sales of investments in unconsolidated joint ventures	56,267	13,083	45,767
Gain (loss) on investment property transactions	(9)	152,547	90,125
Gain on extinguishment of debt	169	—	—
Net income	167,445	278,996	238,114
Net income attributable to noncontrolling interests	(652)	(410)	(836)
Net income available to common stockholders	$166,793	$278,586	$237,278

Net income per common share — basic and diluted	$1.11	$1.87	$1.60
Weighted average shares — basic	150,113	148,666	148,277
Weighted average shares — diluted	150,419	148,891	148,636
Dividends declared per common share	$1.28	$1.24	$1.20
See notes to consolidated financial statements.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2022	2021	2020
Comprehensive income:
Net income available to common stockholders	$166,793	$278,586	$237,278
Other comprehensive income:
Unrealized gains on cash flow hedges	1,063	—	—
Amortization of cash flow hedges	704	—	—
Total other comprehensive income	1,767	—	—
Total comprehensive income	$168,560	$278,586	$237,278

See notes to consolidated financial statements.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except per share data)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Treasury Stock	Distributions in Excess of Cumulative Net Income	Accumulated Other Comprehensive Income	Stockholders’ Investment	Nonredeemable Noncontrolling Interests	Total Equity
Balance December 31, 2019	$1,717	$149,347	$5,493,883	$(148,473)	$(1,137,200)	$—	$4,359,274	$68,561	$4,427,835

Net income	—	—	—	—	237,278	—	237,278	836	238,114
Common stock issued pursuant to stock based compensation	—	90	(397)	—	—	—	(307)	—	(307)
Common stock issued pursuant to unitholder redemption	(1,717)	1,719	45,032	—	—	—	45,034	(45,034)	—
Amortization of stock based compensation, net of forfeitures	—	(7)	4,244	—	—	—	4,237	—	4,237
Contributions from noncontrolling interests	—	—	—	—	—	—	—	5,197	5,197
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(1,156)	(1,156)
Common dividends ($1.20 per share)	—	—	—	—	(178,382)	—	(178,382)	—	(178,382)
Balance December 31, 2020	—	151,149	5,542,762	(148,473)	(1,078,304)	—	4,467,134	28,404	4,495,538

Net income	—	—	—	—	278,586	—	278,586	410	278,996
Common stock issued pursuant to stock based compensation	—	126	426	—	—	—	552	—	552
Amortization of stock based compensation, net of forfeitures	—	(2)	6,120	—	—	—	6,118	—	6,118
Contributions from noncontrolling interests	—	—	—	—	—	—	—	6,154	6,154
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(1,338)	(1,338)
Common dividends ($1.24 per share)	—	—	—	—	(185,620)	—	(185,620)	—	(185,620)
Balance December 31, 2021	—	151,273	5,549,308	(148,473)	(985,338)	—	4,566,770	33,630	4,600,400

Net income	—	—	—	—	166,793	—	166,793	652	167,445
Other comprehensive income	—	—	—	—	—	1,767	1,767	—	1,767
Common stock sold, net of issuance costs	—	2,632	100,488	—	—	—	103,120	—	103,120
Common stock issued pursuant to stock based compensation	—	120	(312)	1,316	—	—	1,124	—	1,124
Amortization of stock based compensation, net of forfeitures	—	(6)	8,481	—	—	—	8,475	—	8,475
Acquisition of partners' noncontrolling interest	—	—	(27,638)	—	—	—	(27,638)	(15,749)	(43,387)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	2,866	2,866
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(114)	(114)
Common dividends ($1.28 per share)	—	—	—	—	(194,747)	—	(194,747)	—	(194,747)
Balance December 31, 2022	$—	$154,019	$5,630,327	$(147,157)	$(1,013,292)	$1,767	$4,625,664	$21,285	$4,646,949

See notes to consolidated financial statements.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$167,445	$278,996	$238,114
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales of investment in unconsolidated joint ventures	(56,267)	(13,083)	(45,767)
Loss (gain) on investment property transactions	9	(152,547)	(90,125)
Impairment	—	—	14,829
Depreciation and amortization	295,587	288,092	288,648
Amortization of deferred financing costs and premium on notes payable	(99)	(437)	(888)
Equity-classified stock-based compensation expense, net of forfeitures	10,138	7,459	5,298
Effect of non-cash adjustments to rental revenues	(41,731)	(39,473)	(52,593)
Income from unconsolidated joint ventures	(7,700)	(6,801)	(7,947)
Operating distributions from unconsolidated joint ventures	5,399	11,542	9,303
Gain on extinguishment of debt	(169)	—	—
Changes in other operating assets and liabilities:
Change in receivables and other assets, net	1,723	5,500	(2,439)
Change in operating liabilities, net	(9,169)	10,230	(5,345)
Net cash provided by operating activities	365,166	389,478	351,088
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from investment property sales, net	—	555,333	435,833
Proceeds from sale of interest in unconsolidated joint ventures, net	38,831	67,066	53,601
Property acquisition, development, and tenant asset expenditures	(342,241)	(787,810)	(619,602)
Return of capital distributions from unconsolidated joint venture	16,805	39,422	2,151
Contributions to unconsolidated joint ventures	(47,894)	(65,077)	(4,285)
Change in notes receivable and other assets	—	—	(161)
Net cash used in investing activities	(334,499)	(191,066)	(132,463)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facility	428,700	855,500	575,500
Repayment of credit facility	(600,600)	(859,400)	(594,600)
Proceeds from term loans	400,000	350,000	—
Repayment of term loans	—	(250,000)	—
Proceeds from mortgages	42,118	—	—
Repayment of mortgages	(168,401)	(109,469)	(38,700)
Payment of deferred financing costs	(8,231)	(2,989)	(73)
Issuance of common stock	103,120	—	—
Proceeds from sale of treasury stock	514	—	—
Common dividends paid	(192,275)	(182,840)	(176,263)
Contributions from noncontrolling interests	2,866	6,154	5,197
Distributions to noncontrolling interests	(114)	(1,338)	(1,156)
Acquisition of partner's noncontrolling interest	(43,387)	—	—
Net cash used in financing activities	(35,690)	(194,382)	(230,095)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(5,023)	4,030	(11,470)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	10,168	6,138	17,608
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$5,145	$10,168	$6,138
See notes to consolidated financial statements.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of Business: Cousins Properties Incorporated (“Cousins”), a Georgia corporation, is a fully integrated, self-administered, and self-managed real estate investment trust (“REIT”). Cousins conducts substantially all of its business through Cousins Properties, LP ("CPLP"). Cousins owns in excess of 99% of CPLP and consolidates CPLP. As of December 31, 2021 and 2022, limited partners owned the remaining 25,000 common units of CPLP. CPLP wholly owns Cousins TRS Services LLC ("CTRS") a taxable entity which owns and manages its own real estate portfolio and performs certain real estate related services for other parties.
Cousins, CPLP, CTRS, and their subsidiaries (collectively, the “Company”) develop, acquire, lease, manage, and own primarily Class A office properties and opportunistic mixed-use developments in the Sun Belt markets of the United States with a focus on Atlanta, Austin, Tampa, Phoenix, Charlotte, Dallas, and Nashville. Cousins has elected to be taxed as a REIT and intends to, among other things, distribute at least 100% of its net taxable income to stockholders, thereby eliminating any liability for federal income taxes under current law. Therefore, the results included herein do not include a federal income tax provision for Cousins. As of December 31, 2022, the Company’s portfolio of real estate assets consisted of interests in 18.8 million square feet of office space and 310,000 square feet of other space.
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
The Company evaluates all partnerships, joint ventures, and other arrangements with variable interests to determine if the entity or arrangement qualifies as a variable interest entity (“VIE”), as defined in the Codification. If the entity or arrangement qualifies as a VIE and the Company is determined to be the primary beneficiary, the Company is required to consolidate the assets, liabilities, and results of operations of the VIE. As of December 31, 2022 and 2021, the Company did not have any partnerships, joint ventures, or other arrangements with variable interests that qualified as a VIE.
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
The Company capitalizes interest, real estate taxes, and certain operating expenses on the unoccupied portion of development properties, which have ongoing construction of tenant improvements, until the earlier of (i) the date on which the development project achieves 90% economic occupancy or (ii) one year from cessation of major construction activity on the core building development.
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
For acquisitions that are accounted for as an acquisition of an asset, the Company records the acquired tangible and intangible assets and assumed liabilities based on each asset and liability's relative fair value at the acquisition date to the total purchase price plus capitalized acquisition costs. For acquisitions that are accounted for as an acquisition of a business, the Company records the acquired tangible and intangible assets and assumed liabilities at fair value at the acquisition date, excluding any acquisition costs, which are expensed as incurred. The acquired assets and assumed liabilities for an operating property acquisition generally include but are not limited to: land, buildings and improvements, and identified tangible and intangible assets and liabilities associated with in-place leases, including leasing costs, value of above-market and below-market tenant leases, value of above-market and below-market ground leases, and acquired in-place lease values, if any.
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
Depreciation and Amortization: Real estate assets are stated at depreciated cost less impairment, if any. Buildings are depreciated over their estimated useful lives, which range generally from 30 to 40 years. The life of a particular building depends upon a number of factors including whether the building was developed or acquired and the condition of the building upon acquisition. Furniture, fixtures, and equipment are depreciated over their estimated useful lives of three to five years. Tenant improvements, leasing costs, and leasehold improvements are generally amortized over the term of the applicable leases or the estimated useful life of the assets, whichever is shorter. The Company accelerates the depreciation of tenant assets if it estimates that the lease term will end prior to the termination date. This acceleration may occur if a tenant files for bankruptcy, vacates its premises, or defaults in another manner on its lease. Deferred expenses are amortized over the period of estimated benefit. The Company uses the straight-line method for all depreciation and amortization.

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
The Company evaluates the recoverability of its investment in unconsolidated joint ventures in accordance with accounting standards for equity investments by first reviewing each investment for any indicators of impairment. If indicators are present, the Company estimates the fair value of the investment. If the carrying value of the investment is greater than the estimated fair value, management makes an assessment of whether the impairment is “temporary” or “other-than-temporary.” In making this assessment, management considers the following: (i) the length of time and the extent to which fair value has been less than cost, (ii) the financial condition and near-term prospects of the entity, and (iii) the Company’s intent and ability to retain its interest long enough for a recovery in market value. If management concludes that the impairment is "other than temporary," the Company reduces the investment to its estimated fair value.
Noncontrolling Interest
The Company consolidates CPLP and certain joint ventures in which it owns a controlling interest. In cases where the entity’s documents do not contain a required redemption clause, the Company records the partner’s share of the entity in the equity section of the balance sheets in nonredeemable noncontrolling interests. In cases where the entity’s documents contain a provision requiring the Company to purchase the partner’s share of the venture at a certain value upon demand or at a future date, if any, the Company records the partner’s share of the entity in redeemable noncontrolling interests on the balance sheets. The outside partners' interests in CPLP are redeemable on a one-for-one basis, upon demand, into shares of common stock of the Company or, at the Company's sole discretion, into the cash equivalent of such share of common stock. Therefore, noncontrolling interests associated with CPLP are considered nonredeemable noncontrolling interests. The noncontrolling partners' share of all consolidated entities' income is reflected in net income attributable to noncontrolling interest on the statements of operations.
Revenue Recognition
Rental Property Revenues: The Company recognizes contractual revenues from leases on a straight-line basis over the term of the respective lease. If we determine the improvements are our assets, we capitalize the cost of the improvements and recognize depreciation expense associated with such improvements over the shorter of the estimated useful life or the term of the lease. If the improvements are tenant assets, we defer the cost of improvements funded by us as a lease incentive asset and amortize it as a reduction of rental revenue over the term of the lease. Our determination of whether improvements are our assets or tenant assets also affects when we commence revenue recognition in connection with a lease. The Company records deferred revenue for the portion of company owned tenant improvements funded by or reimbursed by tenants and amortizes this amount on a straight-line basis into rental income over the term of the related lease. As of December 31, 2022 and 2021, the Company had unamortized deferred income related to tenant funded tenant improvements of $100.1 million and $30.2 million, respectively, included in deferred income on the consolidated balance sheets.
Certain leases also provide for percentage rents based upon the level of sales achieved by the lessee. Percentage rents are recognized once the specified sales target is achieved. In addition, leases typically provide for reimbursement of the tenants' share of real estate taxes, insurance, and other operating expenses to the Company. Operating expense reimbursements are recognized as the related expenses are incurred. During 2022, 2021, and 2020, the Company recognized $160.7 million, $155.5 million, and $142.5 million, respectively, in revenues from tenants related to operating expense reimbursements.
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
Stock Compensation
The Company accounts for stock-based employee compensation using the fair value measurement method. We classify share-based payment awards granted in exchange for employee services as either equity awards or liability awards. Equity-classified awards are measured based on the fair value on the date of grant. Awards that are to be settled in cash are classified as liability awards. The value of all of the Company's share-based awards is recognized over the period during which an employee is required to provide services in exchange for the award - the requisite service period (usually the vesting period). No compensation costs are recognized for awards for which employees do not complete the requisite service period.
Derivative Financial Instruments
The Company manages its exposure to interest rate risk associated with its floating-rate debt using derivative financial instruments, specifically interest rate swaps. The principal objective of such arrangements is to minimize the risks and/or costs associated with the Company's operating and financial structure, as well as to hedge specific anticipated transactions. Interest rate swaps involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

The Company does not hold or issue derivative financial instruments for trading or speculative purposes. Derivatives are carried at fair value on the balance sheet as either other assets or other liabilities. If the hedging instrument is designated as a cash flow hedge and is determined to be highly effective, any gain or loss from changes in the fair value of the hedging instruments are reported as a component of other comprehensive income included in the equity section of the balance sheet. When the forecasted transaction occurs, the effective portion of the gain or loss on the hedge is reclassified from other comprehensive income to the income statement.
The Company regularly assesses the effectiveness of the hedge relationships between the hedging instrument and the underlying exposure being hedged. The Company also regularly assesses the effectiveness of its risk management strategies and its use of derivative financing instruments.
Earnings per Share
Net income per share-basic is calculated as net income available to common stockholders divided by the weighted average number of common shares outstanding during the period, including nonvested restricted stock which has nonforfeitable dividend rights. Net income per share-diluted is calculated as net income available to common stockholders plus noncontrolling interests in CPLP divided by the diluted weighted average number of common shares outstanding during the period. Diluted weighted average number of common shares uses the same weighted average share number as in the basic calculation and adds the potential dilution that would occur if (i) the outside units in CPLP were converted into the Company's common stock, (ii) any forward sales contracts of our common stock were settled, and (iii) equity-based restricted stock units ("RSUs") as well as shares to be issued under the Employee Stock Purchase Plan (“ESPP”) were vested and settled resulting in additional common shares outstanding, all calculated using the treasury stock method, as applicable. RSUs are dilutive if the shares to be granted (assuming the end of the reporting period is the end of the measurement of any required market and performance achievement) exceed the shares assumed to be repurchased under the treasury stock method (using related unamortized compensation costs as proceeds). Shares to be issued under the ESPP are dilutive if the estimated shares to be purchased under the plan based on current enrollment elections exceed the shares assumed to be repurchased under the treasury stock method (using both employee ESPP contributions and related unamortized compensation costs as proceeds).
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
Determination of Fair Values
The Company uses fair values in the preparation of the financial statements and related footnote disclosures under the Fair Value Hierarchy prescribed by GAAP. The hierarchy is used to determine fair values of long-lived assets when recording impairments (see note 4), disclosing fair values of debt as of the balance sheet date (see note 9), and recording cash flow hedges (see note 10). All of these determinations are made based on Level 2 inputs, which are described more fully in the respective footnotes. Fair values used for stock compensation are based on the assumptions and methodologies described in note 15 and are excepted from the Fair Value Hierarchy disclosure requirements.
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
The Company determined that control of the services to be provided is being transferred over time and, thus, the Company recognized the $52.3 million contract price in revenue as it satisfied the performance obligation. The Company determined that the inputs method of measuring progress of satisfying the performance obligation was the most appropriate method of recognizing revenue for the services component. Therefore, the Company began recognizing revenue on March 1, 2019, based upon the time spent by the Company’s employees in providing these services as compared to the total estimated time required to satisfy the performance obligation. During the years ended December 31, 2022, 2021, and 2020, the Company recognized $3.2 million, $11.9 million, and $14.9 million, respectively, in fee income in the consolidated statements of operations related to the services provided to NS. As of December 31, 2021, the Company had deferred income related to NS included in the consolidated balance sheet of $1.8 million. As of December 31, 2022, the Company had no deferred income related to NS included in the consolidated balance sheet, and all revenue related to this performance obligation had been recognized.

4.    REAL ESTATE
Acquisitions

During 2021, the Company acquired three office properties. The following table summarizes these transactions and the resulting purchase price allocations ($ in thousands):

	300 Colorado (1)	Heights Union	725 Ponce
Gross Purchase Price	$162,500	$144,800	$300,200
Acquisition Date	December 2021	October 2021	July 2021
Square Feet	369,000	294,000	372,000
Market	Austin	Tampa	Atlanta
Purchase Price Allocation
Tangible assets
Operating properties	$297,259	$133,489	$292,946
	297,259	133,489	292,946

Intangible assets
In-place leases	13,974	5,894	12,788
Below market ground lease	840	—	—
Above market leases	21	1,322	1,770
	14,835	7,216	14,558

Intangible liabilities
Below market leases	(10,369)	(2,501)	(6,739)
	(10,369)	(2,501)	(6,739)

Total net assets (2)	$301,725	$138,204	$300,765
(1) Purchase price represents cost of acquiring partners' 50% interest in 300 Colorado Project LP, resulting in consolidation of this previously unconsolidated property (see note 6 for more information on this transaction).
(2) Represents amounts, including acquisition costs, assigned to the net assets consolidated in the balance sheet upon acquisition.
During 2021, the Company acquired two land parcels. The following table summarizes these transactions ($ in thousands):

	Market	Acres	Gross Purchase Price
887 West Peachtree	Atlanta	0.7	$10,000
3354/3356 Peachtree	Atlanta	0.2	$8,000
Dispositions
During 2021, the Company sold three office properties. The following table summarizes these transactions ($ in thousands):

Property	Location	Date	Square Feet	Sales Price	Gain on Sale, Net
816 Congress	Austin	December 2021	435,000	$174,000	$77,200
One South at the Plaza	Charlotte	July 2021	891,000	$271,500	$12,700
Burnett Plaza	Fort Worth	April 2021	1,000,000	$137,500	$200
The Company sold the properties noted above as part of its ongoing investment strategy, using these proceeds to fund new investment activity. The Company recorded a gain of $90.1 million from the 2021 sales.
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
5.    GROUND LEASES
At December 31, 2022, the Company had three properties subject to operating ground leases with a weighted average remaining term of 78 years and one finance ground lease with a remaining term of three years. At December 31, 2022, the Company had right-of-use assets from operating ground leases of $45.8 million included in operating properties or land on the consolidated balance sheet and right-of-use assets from finance ground leases of $3.7 million included in land on the consolidated balance sheet. At December 31, 2022, the Company had lease liabilities for operating and finance ground leases of $49.6 million and $3.6 million, respectively, included in other liabilities on the consolidated balance sheet. The weighted average discount rate used in determining these liabilities associated with ground leases at December 31, 2022 was 4.3%.
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
For the years ended December 31, 2022, 2021, and 2020, the Company recognized operating ground lease expense of $2.9 million, $4.1 million, and $4.3 million, respectively. For the year ended December 31, 2022 the Company had no variable lease expenses related to ground lease expense, and recognized interest expense related to finance ground leases of $162,000. For the year ended December 31, 2022, the Company paid $2.1 million in cash related to operating ground leases and made $162,000 in cash payments related to financing ground leases.

The following table represents the undiscounted cash flows of our scheduled obligations for future minimum payments for ground leases as of December 31, 2022, with a reconciliation of these cash flows to the related ground lease liabilities in accordance with ASC 842 ($ in thousands):

	Operating Ground Leases	Finance Ground Leases
2023	$1,925	$162
2024	1,933	162
2025	1,958	3,676
2026	2,006	—
2027	2,010	—
Thereafter	173,313	—
	$183,145	$4,000

Discount	(133,571)	(445)
Lease liability	$49,574	$3,555

The following table represents the undiscounted cash flows of our scheduled obligations for future minimum payments for ground leases as of December 31, 2021, with a reconciliation of these cash flows to the related ground lease liabilities in accordance with ASC 842 ($ in thousands):

	Operating Ground Leases	Finance Ground Leases
2022	$1,921	$162
2023	1,925	162
2024	1,933	162
2025	1,958	3,676
2026	2,006	—
Thereafter	175,323	—
	$185,066	$4,162

Discount	(135,596)	(607)
Lease liability	$49,470	$3,555

6.    INVESTMENT IN UNCONSOLIDATED JOINT VENTURES
The following information summarizes financial data and principal activities of the Company’s unconsolidated joint ventures. The information included in the following table entitled summary of financial position is as of December 31, 2022 and 2021 (in thousands). The information included in the summary of operations table is for the years ended December 31, 2022, 2021, and 2020 ($ in thousands).

SUMMARY OF FINANCIAL POSITION
	Total Assets		Total Debt		Total Equity (Deficit)		Company's Investment
	2022	2021	2022	2021	2022	2021	2022		2021
Operating Properties:
AMCO 120 WT Holdings, LLC	$81,136	$83,546	$—	$—	$80,509	$82,739	$14,856		$15,347
Crawford Long - CPI, LLC	22,857	24,709	62,856	64,566	(39,691)	(40,221)	(19,173)	(1)	(19,356)	(1)
Under Development:
Neuhoff Holdings LLC	321,338	133,691	115,940	28,390	177,734	93,218	93,647		47,529
Land:
715 Ponce Holdings LLC	8,333	8,150	—	—	8,332	8,150	4,261		4,165
Sold and Other:
Carolina Square Holdings LP	—	113,011	—	132,654	—	(34,066)	—		(15,786)	(1)
HICO Victory Center LP	158	16,421	—	—	5,818	15,962	75		10,723
Other	—	518	—	—	—	11	—		47
	$433,822	$380,046	$178,796	$225,610	$232,702	$125,793	$93,666		$42,669
(1) These negative balances are included in deferred income on the consolidated balance sheets.

SUMMARY OF OPERATIONS
	Total Revenues			Net Income (Loss)			Company's Income (Loss) from Investment
	2022	2021	2020	2022	2021	2020	2022	2021	2020
Operating Properties:
AMCO 120 WT Holdings, LLC	$10,844	$8,894	$3,000	$3,245	$639	$2,740	$632	$115	$(552)
Crawford Long - CPI, LLC	13,298	13,118	12,650	4,530	4,032	3,797	2,117	1,869	1,808
Under Development:
Neuhoff Holdings LLC	140	51	—	94	51	—	47	25	—
Land:
715 Ponce Holdings LLC	287	84	—	183	55	—	91	27	—
Sold and Other:
Carolina Square Holdings LP	12,071	16,518	14,581	503	2,187	3,061	164	982	1,472
HICO Victory Center LP	92	232	356	6,735	232	356	4,546	125	178
Austin 300 Colorado Project, LP	33	8,747	841	17	2,012	466	8	972	233
Charlotte Gateway Village, LLC	—	378	6,692	(1)	369	3,202	100	185	1,658
DC Charlotte Plaza LLLP	(5)	15,217	20,439	(28)	5,491	7,272	(36)	2,539	3,380
Other	—	—	4,300	—	(151)	515	31	(38)	(230)
	$36,760	$63,239	$62,859	$15,278	$14,917	$21,409	$7,700	$6,801	$7,947

Joint Ventures with Operating Properties
AMCO 120 WT Holdings, LLC ("AMCO") — AMCO is a joint venture between the Company, with a 20% interest, and affiliates of AMLI Residential (“AMLI”), with an 80% interest, formed to develop, own, and operate 120 West Trinity, a mixed-use property in Decatur, Georgia. The property contains 33,000 square feet of office space, 19,000 square feet of retail space, and 330 apartment units. Initial contributions to the joint venture for the purchase of land were funded entirely by AMLI. Subsequent contributions are funded in proportion to the members' percentage interests. The assets of the venture in the above table include a cash balance of $407,000 at December 31, 2022.
Crawford Long—CPI, LLC ("Crawford Long") — Crawford Long is a 50-50 joint venture between the Company and Emory University that owns Emory University Hospital Midtown, a 358,000 square foot medical office building located in Atlanta, Georgia. Crawford Long has a $62.9 million, 3.5% fixed rate mortgage note which matures on June 1, 2023. The assets of the venture in the above table include a cash balance of $2.0 million at December 31, 2022.
Joint Ventures with Properties Under Development
Neuhoff Holdings LLC ("Neuhoff") — Neuhoff is a 50-50 joint venture between the Company and Neuhoff Acquisition LLC ("JPM") formed for the purpose of developing a $563.0 million mixed-use property in Nashville, Tennessee. The Company made an initial contribution of $35.1 million for its interest in the land and development costs incurred prior to joint venture formation. In addition to the existing assets of the joint venture, Neuhoff also has rights to adjacent parcels for future development. On September 30, 2021, the joint venture closed on a construction loan with a borrowing capacity up to $312.7 million. The mortgage bears interest at the London Interbank Offering Rate ("LIBOR") plus 3.45% to 3.60% and matures on September 30, 2025. The assets of the venture in the above table include a cash balance of $961,000 at December 31, 2022.
Joint Ventures with Land Holdings
715 Ponce Holdings LLC ("715 Ponce") — 715 Ponce is a 50-50 joint venture between the Company and 715 Acquisition LLC ("JPM") formed for the purpose of a future development in Midtown Atlanta, Georgia. The Company made an initial contribution of $4.0 million for its interest in the land held by the joint venture. The assets of the venture in the above table include a cash balance of $114,000 at December 31, 2022.
Sold and Other Joint Ventures
Carolina Square Holdings LP ("Carolina Square") — Carolina Square was a 50-50 joint venture between the Company and NR 123 Franklin LLC ("Northwood Ravin"), that owned and operated a mixed-use property in Chapel Hill, North Carolina. On September 29, 2022, the Company sold its 50% interest in Carolina Square to its partner for a gross sales price of $105.0 million. The Company recognized a gain of $56.3 million on the sale of its interest in Carolina Square, net of $179,000 of state income tax.
HICO Victory Center LP ("HICO") — HICO is a joint venture between the Company and Hines Victory Center Associates Limited Partnership ("Hines Victory"), which owned a land parcel in Dallas, Texas. The Company funded 75% of the cost of land while Hines Victory funded 25%. Pursuant to the joint venture agreement, all predevelopment expenditures, other than land, were funded equally by the partners. On June 30, 2022, HICO sold the land parcel for a gross price of $23.1 million. The Company's share of the $6.8 million gain from the transaction was $4.5 million and is included in income from unconsolidated joint ventures on the statements of operations. The Company accounted for its investment in HICO under the equity method because it did not control the activities of the venture. The assets of the venture in the above table include a cash balance of $158,000 at December 31, 2022.
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
Wildwood Associates ("Wildwood") — Wildwood was a 50-50 joint venture between the Company and IBM which owned 6.3 acres of undeveloped land in the Wildwood Office Park in Atlanta, Georgia. In February 2020, the Company sold its remaining interest in the Wildwood Associates joint venture to its venture partner for a gross purchase price of $900,000. The Company recognized a gain of $1.3 million on the sale of its interest in Wildwood Associates, which included elimination of the remaining negative basis in the joint venture of $520,000 and which is included in the gain on sales of investments in unconsolidated joint ventures.
At December 31, 2022, the Company's unconsolidated joint ventures had aggregate outstanding indebtedness to third parties of $178.8 million. These loans are mortgage or construction loans, all of which are non-recourse to the Company, except as described above. In addition, in certain instances, the Company provides “non-recourse carve-out guarantees” on these non-recourse loans.
The Company recognized $2.8 million, $3.3 million, and $2.6 million of development, leasing, and management fees, including salary and expense reimbursements, from unconsolidated joint ventures in 2022, 2021, and 2020, respectively.
7.    INTANGIBLE ASSETS AND LIABILITIES
At December 31, 2022 and 2021, intangible assets and liabilities included the following ($ in thousands):

	2022	2021
Intangible Assets:
In-place leases, net of accumulated amortization of $131,021 and $134,930 in 2022 and 2021, respectively	$102,080	$129,538
Below-market ground leases, net of accumulated amortization of $1,860 and $1,449 in 2022 and 2021, respectively	17,393	17,804
Above-market leases, net of accumulated amortization of $25,085 and $25,423 in 2022 and 2021, respectively	15,093	19,537
Goodwill	1,674	1,674
	$136,240	$168,553

Intangible Liabilities:
Below-market leases, net of accumulated amortization of $48,994 and $55,079 in 2022 and 2021	$52,280	$63,223

Aggregate net amortization expense related to intangible assets and liabilities was $21.4 million, $32.7 million, and $43.1 million for the years ended December 31, 2022, 2021, and 2020, respectively. Over the next five years and thereafter, aggregate amortization of these intangible assets and liabilities is anticipated to be as follows ($ in thousands):

	In-Place Leases	Below-Market Ground Leases	Above-Market Leases	Below-Market Leases	Total
2023	$20,764	$400	$3,338	$(9,386)	$15,116
2024	18,238	400	2,699	(8,647)	12,690
2025	15,447	400	2,096	(8,093)	9,850
2026	12,291	400	1,673	(6,531)	7,833
2027	9,684	400	1,251	(4,972)	6,363
Thereafter	25,656	15,393	4,036	(14,651)	30,434
	$102,080	$17,393	$15,093	$(52,280)	$82,286
Weighted average remaining lease term	7 years	59 years	7 years	7 years
8.    OTHER ASSETS
At December 31, 2022 and 2021, other assets included the following ($ in thousands):

	2022	2021
Predevelopment costs and earnest money	$50,009	$20,677
Furniture, fixtures and equipment, leasehold improvements, and other deferred costs, net of accumulated depreciation of $18,860 and $18,560 in 2022 and 2021, respectively	11,824	13,772
Lease inducements, net of accumulated amortization of $5,129 and $3,721 in 2022 and 2021, respectively	8,091	5,735
Prepaid expenses and other assets	6,438	6,998
Credit Facility deferred financing costs, net of accumulated amortization of $135 and $5,976 in 2022 and 2021, respectively	5,550	1,507
	$81,912	$48,689
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

9.    NOTES PAYABLE
The following table summarizes the terms of notes payable outstanding at December 31, 2022 and 2021 ($ in thousands):

Description	Interest Rate (1)	Maturity (2)	2022	2021
Unsecured Notes:
Credit Facility	5.30%	2027	$56,600	$228,500
Term Loan	5.45%	2025	400,000	—
Term Loan	5.38%	2024	350,000	350,000
Senior Note	3.95%	2029	275,000	275,000
Senior Note	3.91%	2025	250,000	250,000
Senior Note	3.86%	2028	250,000	250,000
Senior Note	3.78%	2027	125,000	125,000
Senior Note	4.09%	2027	100,000	100,000
			1,806,600	1,578,500
Secured Mortgage Notes:
Fifth Third Center	3.37%	2026	130,168	133,672
Terminus (3)	6.34%	2031	221,000	184,239
Colorado Tower	3.45%	2026	109,552	112,150
Domain 10	3.75%	2024	74,521	76,412
Promenade Tower (4)	4.27%	2022	—	89,052
Legacy Union One (4)	4.24%	2023	—	66,000
			535,241	661,525
			$2,341,841	$2,240,025
Unamortized premium			—	3,910
Unamortized loan costs			(7,235)	(6,426)
Total Notes Payable			$2,334,606	$2,237,509

(1) Interest rate as of December 31, 2022.
(2) Weighted average maturity of notes payable outstanding at December 31, 2022 was 4.0 years.
(3) Represents $123.0 million and $98.0 million non-cross-collateralized mortgages secured by the Terminus 100 and Terminus 200, buildings, respectively.
(4) These mortgages were paid off, in full, in October 2022.
Credit Facility
On May 2, 2022, the Company entered into a Fifth Amended and Restated Credit Agreement (the "Credit Facility") under which the Company may borrow up to $1 billion if certain conditions are satisfied. The Credit Facility recasts the Prior Facility by, among other things, extending the maturity date from January 3, 2023 to April 30, 2027, and reducing certain per annum variable interest rate spreads and other fees. The Credit Facility contains financial covenants consistent with those of the Prior Facility, with the exception of an increase in the secured leverage ratio to no more than 50%.
The interest rate applicable to the Credit Facility varies according to the Company's leverage ratio and may, at the election of the Company, be determined based on either (1) the Daily Secured Overnight Financing Rate ("SOFR") or Term SOFR, plus a SOFR adjustment of 0.10% ("Adjusted SOFR") and a spread of between 0.90% and 1.40%, or (2) the greater of Bank of America's prime rate, the federal funds rate plus 0.50%, Term SOFR, plus a SOFR adjustment of 0.10% and 1.00%, or 1.00%, plus a spread of between 0.00% and 0.40%, based on leverage. In addition to the interest rate, the Credit Facility is also subject to a facility fee of 0.15% to 0.30%, depending on leverage, on the entire $1 billion capacity.

At December 31, 2022, the Credit Facility's interest rate spread over Adjusted SOFR was 0.90%, and the facility fee spread was 0.15%. The amount that the Company may draw under the Credit Facility is a defined calculation based on the Company's unencumbered assets and other factors. The total available borrowing capacity under the Credit Facility was $943.4 million at December 31, 2022. The amounts outstanding under the Credit Facility may be accelerated upon the occurrence of any events of default.
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
The interest rate applicable to the Prior Facility varied according to the Company's leverage ratio, and was, at the election of the Company, determined based on either (1) LIBOR plus a spread of between 1.05% and 1.45%, or (2) the greater of Bank of America's prime rate, the federal funds rate plus 0.50%, or the one-month LIBOR plus 1.0% (the "Base Rate"), plus a spread of between 0.10% or 0.45%, based on leverage.
Term Loans
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
On June 28, 2021, the Company entered into an Amended and Restated Term Loan Agreement (the "2021 Term Loan") that amended the former term loan agreement. Under the 2021 Term Loan, the Company has borrowed $350 million that matures on August 30, 2024 with four consecutive options to extend the maturity date for an additional 180 days. On September 19, 2022, the Company entered into the First Amendment to the 2021 Term Loan. This amendment aligns covenants and available interest rates, including the addition of SOFR, to that of the Credit Facility. Under the terms of this First Amendment, the interest rate applicable to the 2021 Term Loan varies according to the Company's leverage ratio and may, at the election of the Company, be determined based on either (1) the Daily SOFR or Term SOFR, plus a SOFR adjustment of 0.10% ("Adjusted SOFR") and a spread of between 1.05% and 1.65%, or (2) the greater of Bank of America's prime rate, the federal funds rate plus 0.50%, Term SOFR, plus a SOFR adjustment of 0.10% and 1.00%, or 1.00%, plus a spread of between 0.05% and 0.65%, based on leverage. On September 19, 2022, the Company provided notice of our election of the Daily SOFR Rate Loan provisions.
On September 27, 2022, the Company entered into a floating-to-fixed interest rate swap with respect to the $350 million 2021 Term Loan through the maturity date of August 30, 2024. This swap effectively fixed the underlying SOFR rate at 4.23%. See note 10 for more information on this cash flow hedge.
At December 31, 2022, the 2021 and 2022 Term Loan's spread over Adjusted SOFR rate was 1.05%.
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
Secured Mortgage Notes
In December 2022, the Company refinanced mortgages on the Company's two Terminus properties in Atlanta with the lender. Under the new mortgage, the maturities were extended from January 2023 to January 2031, the combined principal increased to $221.0 million, and the interest rate is now 6.34%.

In October 2022, the Company paid off, in full, its Legacy Union One and Promenade Tower mortgages.
In June 2021, the Company executed a collateral substitution for the mortgage previously secured by the Company's 816 Congress property in Austin, which was sold in December 2021. The mortgage is now secured by the Company's Domain 10 property in Austin. All other terms of the note were unchanged.
    As of December 31, 2022, the Company had $535.2 million outstanding on five non-recourse mortgage notes. All interest rates on the secured mortgage notes are fixed. Assets with depreciated carrying values of $910.2 million were pledged as security on these mortgage notes payable.
Other Debt Information
The Company is in compliance with all of the covenants related to its unsecured and secured debt.
At December 31, 2022 and 2021, the estimated fair value of the Company’s notes payable was $2.2 billion and $2.3 billion, respectively, calculated by discounting the debt's remaining contractual cash flows at estimated rates at which similar loans could have been obtained at December 31, 2022 and 2021. The estimate of the current market rate, which is the most significant input in the discounted cash flow calculation, is intended to replicate debt of similar maturity and loan-to-value relationship. These fair value calculations are considered to be Level 2 under the guidelines as set forth in ASC 820 as the Company utilizes market rates for similar type loans from third party brokers.
For the years ended December 31, 2022, 2021, and 2020, interest was recorded as follows ($ in thousands):

	2022	2021	2020
Total interest incurred	$87,937	$73,284	$74,929
Interest capitalized	(15,400)	(6,257)	(14,324)
Total interest expense	$72,537	$67,027	$60,605
Debt Maturities
Future principal payments due (including scheduled amortization payments and payments due upon maturity) on the Company's notes payable at December 31, 2022 are as follows ($ in thousands):

2023	$8,274
2024	429,087
2025	656,755
2026	220,125
2027	281,600
Thereafter	746,000
$2,341,841
10.    DERIVATIVE FINANCIAL INSTRUMENTS
On September 27, 2022, the Company entered into a floating-to-fixed interest rate swap with respect to the $350 million 2021 Term Loan through the maturity date of August 30, 2024. This swap effectively fixed the underlying SOFR rate at 4.23%.
The Company's objectives in using interest rate derivatives are to add stability to interest expense and to mange its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. During 2022, such derivatives were used to hedge the variable cash flows associated with the 2021 Term Loan (referred to as a "cash flow hedge").
For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Income and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings.

The counterparty under this swap is a major financial institution, and the swap contains provisions whereby if the Company defaults on certain of its indebtedness, and such default results in repayment of such indebtedness being, or becoming capable of being, accelerated by the lender, then the Company could also be declared in default under the swap. There are no collateral requirements related to this swap.
As of December 31, 2022, the fair value of this swap was $1.8 million. This $1.8 million is included in other assets in the Company's consolidated balance sheet.
The table below presents the effect of the Company's derivative financial instruments on the Income Statement as of December 31, 2022 ($ in thousands):

Cash Flow Hedge:	2022
Amount of gain recognized in accumulated other comprehensive income on interest rate derivatives	$1,063
Amount of loss reclassified from accumulated other comprehensive income into income as interest expense	$704
Total amount of interest expense presented in the consolidated income statements	$72,537
Over the next twelve months, we estimate that $1.8 million will be reclassified out of accumulated other comprehensive income as a reduction of interest expense.
The fair value of this hedge is determined using observable inputs other than quoted prices in active markets, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. These inputs are considered Level 2 inputs in the fair value hierarchy and the Company engages a third party expert to determine these inputs. The fair value of the cash flow hedge is determined using the conventional industry methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts made between the Company and its counterparty to the cash flow hedge. These variable cash receipts are based on the expectation of future interest rates which are derived from observed market interest rate curves. In addition, any credit valuation adjustments are considered in the fair values to account for potential nonperformance risk to the extent they would be significant inputs to the calculation. For the periods presented, it was determined that credit valuation adjustments were not considered to be significant inputs.

11.    OTHER LIABILITIES
Other liabilities on the consolidated balance sheets as of December 31, 2022 and December 31, 2021 included the following ($ in thousands):

	2022	2021
Ground lease liability	$53,129	$53,025
Prepaid rent	33,165	37,174
Security deposits	14,635	12,875
Restricted stock unit liability	1,048	7,314
Other liabilities	1,465	1,476
	$103,442	$111,864

12.    COMMITMENTS AND CONTINGENCIES
Commitments
The Company had outstanding performance bonds totaling $692,000 at December 31, 2022. As a lessor, the Company had a total of $181.3 million in future obligations under leases to fund tenant improvements and other future construction obligations at December 31, 2022.
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
On April 21, 2022, the Company purchased the 10% non-controlling interest in one of its consolidated partnerships for $43.4 million. As a result of this transaction, the $15.8 million non-controlling interest book value was removed from the Company's balance sheet, and the $27.6 million of the purchase price in excess of the non-controlling interest book value was recorded as a reduction in additional paid-in-capital.
On June 29, 2022, the Company issued 2.6 million shares of common stock that had been executed under Forward Sales at an average price of $39.92 per share for gross proceeds of $105.1 million. To date the Company has issued 2.6 million shares under the ATM program and has generated cash proceeds of $101.4 million, net of $1.1 million of compensation to be paid with respect to such Forward Sales, $1.7 million of dividends owed during the period the Forward Sales were outstanding, and $900,000 of other transaction related costs. To the extent, prior to settlement, shares sold under Forward Sales were potentially dilutive during the period under the treasury stock method, the impact of such dilution is disclosed in the calculation included in Note 18. The Company did not have any outstanding Forward Sales for the sale of its common stock as of December 31, 2022.
The first annual offering period for the Cousins Employee Stock Purchase Plan ("ESPP") ended on November 30, 2022, with employees purchasing a total of 22,909 shares. In 2022, the Company settled the employee purchase of shares through the ESPP by issuing treasury shares to participants. The 22,909 shares sold had a basis of $1.3 million, or $57.44 per share.
Ownership Limitations — In order to minimize the risk that the Company will not meet one of the requirements for qualification as a REIT, the Company's Articles of Incorporation include certain restrictions on the ownership of more than 3.9% of the Company’s total common and preferred stock, subject to waiver by the Board of Directors.

Distribution of REIT Taxable Income — The following reconciles dividends paid and dividends applied in 2022, 2021, and 2020 to meet REIT distribution requirements ($ in thousands):

	2022	2021	2020
Common and preferred dividends	$192,275	$182,839	$176,272
Dividends treated as taxable compensation	(231)	(192)	(167)
Dividends applied to meet current year REIT distribution requirements	$192,044	$182,647	$176,105

Tax Status of Distributions — The following summarizes the components of the taxability of the Company’s common stock distributions for the years ended December 31, 2022, 2021, and 2020:

	Total Distributions Per Share	Ordinary Dividends	Long-Term Capital Gain	Unrecaptured Section 1250 Gain	Section 199A Dividends	Section 1061 One Year Amounts Disclosure (1)	Section 1061 Three Year Amounts Disclosure (1)
2022	$1.270000	$0.880788	$0.389212	$0.045470	$0.880788	$0.389212	$0.389212
2021	$1.230000	$1.230000	$—	$—	$1.230000	$—	$—
2020	$1.190000	$—	$1.190000	$0.417166	$—	$0.320351	$0.320351

(1)	Amounts included in Box 2a, Total Capital Gain Distributions, for purposes of section 1061 of the Internal Revenue Code. Section 1061 is generally applicable to direct and indirect holders of “applicable partnership interests."

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
For the years ended December 31, 2022, 2021, and 2020, the Company recognized rental property revenues of $753.5 million, $739.1 million, and $721.9 million, respectively, of which $212.3 million, $199.0 million, and $188.1 million, respectively, represented variable rental revenue. For the years ended December 31, 2022, 2021, and 2020, the Company recognized fee and other revenue of $8.8 million, $16.0 million, and $18.5 million, respectively. The following tables set forth the future minimum rents to be received by consolidated entities under existing non-cancellable leases as of December 31, 2022 and 2021 respectively ($ in thousands):

December 31, 2022

2023	$521,193
2024	529,605
2025	498,106
2026	459,579
2027	421,998
Thereafter	1,588,897
$4,019,378

December 31, 2021

2022	$496,020
2023	487,110
2024	472,827
2025	432,553
2026	387,711
Thereafter	1,516,491
$3,792,712

15.    STOCK-BASED COMPENSATION
The Company has several types of stock-based compensation — stock options, restricted stock, restricted stock units ("RSUs"), and the ESPP.
The Company's compensation expense in 2022 relates to restricted stock and RSUs awarded in 2022, 2021, 2020, and 2019. Restricted stock and the 2022, 2021, and 2020 RSUs are equity-classified awards (settled in shares of the Company) for which compensation expense per share is fixed. The 2019 RSUs are liability-classified awards (settled in cash) for which the expense fluctuates from period to period dependent, in part, on the Company's stock price. For 2022, 2021, and 2020, stock-based compensation expense, net of forfeitures, was recorded as follows ($ in thousands):

	2022	2021	2020
Equity-classified awards:
Restricted stock	$3,151	$2,677	$2,555
Market-based RSUs	4,073	2,532	1,255
Performance-based RSUs	1,173	881	428
Director grants	1,471	890	1,060
Employee Stock Purchase Plan	191	25	—
	10,059	7,005	5,298

Liability-classified awards
Market-based RSUs	—	1,942	2,498
Performance-based RSUs	—	456	258
Service-based RSUs	(146)	690	633
Dividend equivalent units	69	564	675
	(77)	3,652	4,064
Total stock-based compensation expense	$9,982	$10,657	$9,362
On April 23, 2019, the Company's stockholders approved the Cousins Properties Incorporated 2019 Omnibus Incentive Stock Plan (the "2019 Plan") which allows the Company to issue awards of stock options, stock grants, or stock appreciation rights to employees and directors. The 2019 Plan also allows the Company to issue awards to employees that are paid in cash or stock on the vesting date in an amount equal to the fair market value, as defined, of one share of the Company’s stock. As of December 31, 2022, 3,249,833 shares were authorized to be awarded pursuant to the 2019 Plan. During the periods presented the Company also maintained the Cousins Properties Incorporated 2009 Incentive Stock Plan (the "2009 Plan") and the Cousins Properties Incorporated 2005 Restricted Stock Unit Plan (the “RSU Plan”), as amended, although no further issuances are permitted under the 2009 Plan or RSU Plan.
Equity-Classified Awards
During 2022, 2021, and 2020, the Company granted three types of equity-classified awards to key employees: (1) RSUs based on the total stockholder return ("TSR) of the Company, as defined, relative to that of office peers included a published office REIT index (the "Market-based RSUs"), (2) RSUs based on the ratio of cumulative funds from operations ("FFO") per share to targeted cumulative funds from operations per share (the “Performance-based RSUs”), (3) and restricted stock. Subsequent to year end, on February 6, 2023, the Company made modifications to its Market-based RSUs awards granted in 2022, 2021 and 2020. The modifications were made to clarify the definition of the peer group used to measure TSR award achievement. The modifications do not have a significant impact on the consolidated financial statements.
The RSU awards are equity-classified awards to be settled in stock with issuance dependent upon the attainment of required service, market, and performance criteria. For the Market-based RSUs the Company expenses an estimate of the fair value of the awards on the grant date, calculated using a Monte Carlo valuation at grant date, ratably over the vesting period, adjusting only for forfeitures when they occur. The expense of these Market-based RSUs is not adjusted for the number of awards that actually vest. For the Performance-based RSUs the Company expenses the awards over the vesting period using the grant date fair market value of the Company's stock on the grant date. The expense is recognized ratably over the vesting period and adjusted each quarter based on the number of shares expected to vest and for forfeitures when they occur. The measurement period for both the market-based and performance-based RSUs is three years starting on January 1 of the year of issuance and ending on December 31 of the third year. The ultimate settlement of these awards can range from 0% to 200% of the targeted number of units depending on the achievement of the market and performance metrics described above.

In 2022, 2021, and 2020, the Company granted, at target, 141,899, 145,413, and 101,485 of RSUs, respectively, to employees, which vest on December 31 of the last year of the respective three-year FFO and TSR measurement period.
The Company estimates future expense for all equity-classified RSUs outstanding at December 31, 2022 to be $5.2 million (using estimated vesting percentages for Performance-based RSUs as of December 31, 2022), which will be recognized over a weighted-average period of 1.7 years.
In 2022, 2021, and 2020, the Company granted 99,758, 102,262, and 71,421 shares, respectively, of restricted stock to employees, which vest ratably over three years from the issuance date. The Company records restricted stock in common stock and additional paid-in capital at fair value on the grant date, with the offsetting deferred compensation also recorded in additional paid-in capital. The Company records compensation expense over the vesting period. As of December 31, 2022, the Company had $3.8 million of unrecognized compensation cost included in additional paid-in capital related to restricted stock, which will be recognized over a weighted average period of 0.9 years. The total vesting date fair value of the restricted stock which vested during 2022, 2021, and 2020 was $2.9 million, $1.9 million, and $3.2 million, respectively.
The following table summarizes equity-classified employee stock compensation award activity for the years ended December 31, 2022, 2021, and 2020 (shares in thousands):

	2022		2021		2020
	Shares	Weighted Average Fair Market Value at Grant	Shares	Weighted Average Fair Market Value at Grant	Shares	Weighted Average Fair Market Value at Grant
Shares unvested at beginning of the year	409	$38.63	221	$41.90	141	$34.81
Granted	242	$43.30	248	$35.44	173	$44.13
Vested	(169)	$41.54	(58)	$37.47	(82)	$34.69
Forfeited	(19)	$41.05	(2)	$39.27	(11)	$41.10
Shares unvested at end of year	463	$39.91	409	$38.63	221	$41.90
The Monte Carlo valuation used to determine the grant date fair value of the equity-classified Market-based RSUs included the following assumptions for those RSUs granted in 2022, 2021, and 2020:

		2022	2021	2020
Volatility	(1)	37.7%	37.5%	18.0%
Risk-free rate	(2)	1.39%	0.17%	1.34%
Stock beta	(3)	1.02%	1.04%	1.04%
(1) Based on historical volatility over three years using daily stock price.
(2) Reflects the yield on three-year Treasury bonds.
(3) Betas are calculated with up to three years of daily stock price data.
Dividend equivalents for the 2022, 2021, and 2020 RSUs will be settled in shares of the Company's common stock based upon the number of units vested. The Company accrues for these dividend equivalent units over the measurement period as dividends are declared and they are included in distributions in excess of cumulative net income on the consolidated balance sheet. The targeted number of non-vested equity-classified RSUs at December 31, 2022 is 278,371.
All shares of restricted stock receive dividends and have voting rights during the vesting period.
At December 31, 2021 and 2022, the Company had no stock options outstanding to key employees and outside directors. In 2022, 2021, and 2020, there were no stock option grants to employees or directors, and the Company recognized no compensation expense related to stock options. During 2021, the Company issued 24,626 shares for option exercises.

The following is a summary of stock option activity for the years ended December 31, 2021, and 2020 (options in thousands):

	2021		2020
	Number of Options	Weighted Average Exercise Price Per Option	Number of Options	Weighted Average Exercise Price Per Option
Outstanding at beginning of year	28	$25.55	67	$23.13
Exercised	(28)	$25.55	(37)	$21.28
Forfeited/expired	—	—	(2)	$22.76
Outstanding at end of year	—	—	28	$25.55
In 2022, 2021, and 2020, the Company also granted 44,549, 34,912, and 34,059 shares, respectively, of stock to independent members of the board of directors which vested immediately on the issuance date.
Liability-Classified Awards
During 2019, the Company awarded three types of liability-classified awards to key employees: (1) Market-based RSUs, (2) Performance-based RSUs, (3) and Service-based RSUs.
The 2019 Market-based and Performance-based RSU awards are liability-classified awards and were settled in cash in 2022 based upon the attainment of required market, performance, and service criteria for the three years ended December 31, 2021. For the 2019 Market-based RSUs, the Company expensed an estimate of the fair value of the awards over the vesting period using a quarterly Monte Carlo valuation. For the 2019 Performance-based RSUs, the Company expensed the awards over the vesting period using the fair market value of the Company’s stock at the reporting date multiplied by the anticipated number of units to be paid based on the current estimate of what the ratio is expected to be upon vesting.
The 2019 Service-based RSUs vest in February 2023. The Company expenses the awards ratably over the vesting period using the fair market value of the Company's stock at the reporting date.
The following table summarizes the Company's liability-classified award activity, at target, during the years ended December 31, 2022, 2021, and 2020 (shares in thousands):

	2022	2021	2020
	Shares	Shares	Shares
Shares unvested at beginning of the year	43	135	316
Vested	—	(92)	(172)
Forfeited	—	—	(9)
Shares unvested at end of year	43	43	135
Market-based and Performance-based RSUs, dividend equivalent units were paid based on the percentage vested. For the 2019 RSU grants, dividend equivalent units were paid in February 2022. The Company accrues and expenses these dividend equivalent units as compensation over the service period as dividends are declared, based on the latest projected vesting percentage.
For Time-vested RSUs, dividend equivalent units are paid based on the number of RSUs granted. For the 2019 time-vested RSU grants, dividend equivalent units will be paid out at the time of vesting in February 2023. The Company accrues and expenses these dividend equivalent units as compensation over the service period as dividends are declared.
The Company estimates future expense the Service-based liability-classified RSUs outstanding at December 31, 2022 to be $31,000 (using stock prices as of December 31, 2022), which will be recognized over a weighted-average period of 0.1 years. There were no Market-based or Performance-based liability awards outstanding as of December 31, 2022. During 2022, total cash paid for all types of liability-classified RSUs and related dividend payments was $6.6 million.

Employee Stock Purchase Plan
On October 26, 2021, the Company’s board of directors adopted the ESPP, which was approved by stockholders at the 2022 annual meeting. Pursuant to the ESPP, employees may contribute up to 15% of their cash compensation during annual purchase periods for the purchase of Cousins’ common stock up to an annual maximum of $21,250 per employee. On each purchase period ending November 30, participants’ individual account balances are used to acquire shares of common stock at 85% of the Company’s closing price as of December 1 (the beginning of the purchase period) or November 30 (the end of the purchase period), whichever is lower.
As of December 31, 2022 and 2021, 78 and 95 employees were enrolled in the plan, respectively. As of and for the year ended December 31, 2022, 22,909 shares of common stock have been purchased under the ESPP. The total purchase date fair value of the shares purchased during 2022 was $604,000. Contributions for the purchase period ending November 30, 2023 are expected to be $588,000. Contributions for the purchase period ending November 30, 2022 were $514,000. As of December 31, 2022, the Company estimates future expense related to the open purchase period to be $137,000.
16.    RETIREMENT SAVINGS PLAN
The Company maintains a defined contribution plan (the “Retirement Savings Plan”) pursuant to Section 401 of the Internal Revenue Code (the “Code”) which covers active regular employees. Employees are eligible to participate in the Retirement Savings Plan immediately upon hire, and pre-tax contributions are allowed up to the limits set by the Code. The Company contributes 3% of an employee's eligible compensation to the plan, which is fully vested after the employee has been with the Company for two years. The Company may change this percentage at its discretion; and, in addition, the Company could decide to make discretionary contributions in the future. The Company contributed $1.0 million, $1.0 million, and $1.0 million to the Retirement Savings Plan for the 2022, 2021, and 2020 plan years, respectively.
17.    INCOME TAXES
The net income tax benefit differs from the amount computed by applying the statutory federal income tax rate to CTRS' income before taxes as follows ($ in thousands):

	2022		2021		2020
	Amount	Rate	Amount	Rate	Amount	Rate
Federal income tax benefit (expenses)	$85	21%	$346	21%	$125	21%
State income tax benefit (expense), net of federal income tax effect	16	4	66	4	24	4
Deferred tax adjustment	—	—	—	—	21	4
Capital loss (gain)	(29)	—	(10)	—	404	68
Valuation allowance	(60)	(15)	(346)	(26)	(586)	(98)
Other	(12)	(10)	(56)	1	12	1
Benefit applicable to net income (loss)	$—	—%	$—	—%	$—	—%
The tax effect of significant temporary differences representing deferred tax assets and liabilities of CTRS as of December 31, 2022 and 2021 are as follows ($ in thousands):

	2022	2021
Income from unconsolidated joint ventures	$5	$27
Federal and state tax net operating loss carryforwards	1,636	1,163
Federal and state tax capital loss carryforwards	179	570
Gross deferred tax asset	1,820	1,760
Valuation allowance	(1,820)	(1,760)
Net deferred tax asset after valuation allowance	$—	$—

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
As of December 31, 2022 and 2021, the net deferred tax asset of CTRS equaled $1.8 million with a valuation allowance placed against the full amount. The conclusion that a valuation allowance should be recorded as of December 31, 2022 and 2021 was based on the lack of evidence that CTRS could generate future taxable income to realize the benefit of the deferred tax assets.
18.    EARNINGS PER SHARE
The following table sets forth the computation of the basic and diluted earnings per share of the Company's consolidated statements of operations for the years ended December 31, 2022, 2021 and 2020 ($ in thousands, except per share amounts):

	Year Ended December 31
	2022	2021	2020
Earnings per common share - basic:
Numerator:
Net income	$167,445	$278,996	$238,114
Net income attributable to noncontrolling interests in CPLP	(143)	(56)	(315)
Net income attributable to other noncontrolling interests	(509)	(354)	(521)
Net income available for common stockholders	$166,793	$278,586	$237,278

Denominator:
Weighted average common shares - basic	150,113	148,666	148,277
Net income per common share - basic	$1.11	$1.87	$1.60

Earnings per common share - diluted:
Numerator:
Net income	$167,445	$278,996	$238,114
Net income attributable to other noncontrolling interests	(509)	(354)	(521)
Net income available for common stockholders before net income attributable to noncontrolling interests in CPLP	$166,936	$278,642	$237,593

Denominator:
Weighted average common shares - basic	150,113	148,666	148,277
Add:
Potential dilutive common shares - stock options	—	1	8
Potential dilutive restrictive stock units - RSUs, less shares assumed purchased at market price	281	199	54
Weighted average units of CPLP convertible into common shares	25	25	297
Weighted average common shares - diluted	150,419	148,891	148,636
Net income per common share - diluted	$1.11	$1.87	$1.60
Anti-dilutive stock options represent stock options whose exercise price exceeds the average market value of the Company’s stock and are excluded from the calculation of diluted earnings per share. The treasury stock method resulted in no dilution for these instruments during the respective periods they were outstanding as noted in the following: (1) shares expect to be issued under the ESPP for the years ended December 31, 2022 and 2021, (2) forward contracts for the future sales of common stock under the Company's ATM for the years ended December 31, 2022 and 2021, and (3) stock options for the years ended December 31, 2021 and 2020.

19.    CONSOLIDATED STATEMENTS OF CASH FLOWS - SUPPLEMENTAL INFORMATION
Supplemental information related to cash flows, including significant non-cash activity affecting the consolidated statements of cash flows, for the years ended December 31, 2022, 2021, and 2020 is as follows ($ in thousands):

	2022	2021	2020
Interest paid, net of amounts capitalized	$70,087	$68,003	$62,641
Income taxes paid (1)	38	155	343
Non-Cash Transactions:
Common stock dividends declared and accrued	48,525	47,350	44,681
Transfer from projects under development to operating properties	141,348	—	443,932
Tenant improvements recorded in deferred income	80,369	4,541	15,803
Transfer from investment in unconsolidated joint ventures to operating properties	—	37,777	—
Transfer from operating properties and related liabilities to assets and liabilities of real estate assets held for sale	—	—	188,378

(1)	This represents state income taxes paid in conjunction with gains from sales transaction. See notes 5 and 7 for disclosure of related expense.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash recorded on the balance sheet to cash, cash equivalents, and restricted cash in the statements of cash flows ($ in thousands):

	Year Ended December 31,
	2022	2021	2020
Cash and cash equivalents	$5,145	$8,937	$4,290
Restricted cash	—	1,231	1,848
Total cash, cash equivalents, and restricted cash	$5,145	$10,168	$6,138
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

Segment net income, amount of capital expenditures, and total assets are not presented in the following tables because management does not utilize these measures when analyzing its segments or when making resource allocation decisions. Information on the Company's segments along with a reconciliation of NOI to net income for years ended December 31, 2022, 2021, and 2020 are as follows ($ in thousands):

Year Ended December 31, 2022	Office	Non-Office	Total
Revenues:
Atlanta	$278,418	$1,791	$280,209
Austin	249,776	—	249,776
Charlotte	55,312	5,034	60,346
Dallas	16,736	—	16,736
Phoenix	57,635	—	57,635
Tampa	70,984	—	70,984
Other markets	28,831	3,931	32,762
Total segment revenues	757,692	10,756	768,448
Less: Company's share of rental property revenues from unconsolidated joint ventures	(9,215)	(5,722)	(14,937)
Total rental property revenues	$748,477	$5,034	$753,511

Year Ended December 31, 2021	Office	Non-Office	Total
Revenues:
Atlanta	$268,953	$1,459	$270,412
Austin	247,806	—	247,806
Charlotte	74,702	2,700	77,402
Dallas	17,670	—	17,670
Phoenix	50,292	—	50,292
Tampa	59,614	—	59,614
Other markets	39,403	5,257	44,660
Total segment revenues	758,440	9,416	767,856
Less: Company's share of rental property revenues from unconsolidated joint ventures	(22,075)	(6,718)	(28,793)
Total rental property revenues	$736,365	$2,698	$739,063

Year Ended December 31, 2020	Office	Non-Office	Total
Revenues:
Atlanta	$255,594	$602	$256,196
Austin	210,229	—	210,229
Charlotte	94,520	2,017	96,537
Dallas	18,143	—	18,143
Phoenix	50,671	—	50,671
Tampa	54,261	—	54,261
Other markets	59,285	4,895	64,180
Total segment revenues	742,703	7,514	750,217
Less: Company's share of rental property revenues from unconsolidated joint ventures	(22,837)	(5,497)	(28,334)
Total rental property revenues	$719,866	$2,017	$721,883

NOI by reportable segment for the years ended December 31, 2022, 2021, and 2020 are as follows ($ in thousands):

Year Ended December 31, 2022	Office	Non-Office	Total
Net Operating Income:
Atlanta	$184,609	$1,040	$185,649
Austin	152,806	—	152,806
Charlotte	41,234	3,602	44,836
Dallas	12,890	—	12,890
Phoenix	41,544	—	41,544
Tampa	45,187	—	45,187
Other markets	16,879	2,409	19,288
Total Net Operating Income	$495,149	$7,051	$502,200

Year Ended December 31, 2021	Office	Non-Office	Total
Net Operating Income:
Atlanta	$176,793	$622	$177,415
Austin	146,923	—	146,923
Charlotte	53,294	1,351	54,645
Dallas	14,014	—	14,014
Phoenix	36,244	—	36,244
Tampa	38,305	—	38,305
Other markets	22,791	3,383	26,174
Total Net Operating Income	$488,364	$5,356	$493,720

Year Ended December 31, 2020	Office	Non-Office	Total
Net Operating Income:
Atlanta	$172,588	$(49)	$172,539
Austin	125,215	1,327	125,215
Charlotte	63,876	—	65,203
Dallas	14,586	—	14,586
Phoenix	37,358	—	37,358
Tampa	33,440	—	33,440
Other markets	34,346	3,347	37,693
Total Net Operating Income	$481,409	$4,625	$486,034

The following reconciles Net Income to Net Operating Income for each of the periods presented ($ in thousands):

	Year Ended December 31,
	2022	2021	2020
Net income	$167,445	$278,996	$238,114
Net operating income from unconsolidated joint ventures	9,524	19,223	18,836
Fee income	(6,119)	(15,559)	(18,226)
Termination fee income	(2,464)	(5,105)	(3,835)
Other income	(2,660)	(451)	(231)
Reimbursed expenses	2,024	2,476	1,580
General and administrative expenses	28,319	29,321	27,034
Interest expense	72,537	67,027	60,605
Impairment	—	—	14,829
Depreciation and amortization	295,587	288,092	288,648
Transaction costs	—	—	428
Other expenses	2,134	2,131	2,091
Income from unconsolidated joint ventures	(7,700)	(6,801)	(7,947)
Gain on sale of investment in unconsolidated joint ventures	(56,267)	(13,083)	(45,767)
Gain on sale of investment properties	9	(152,547)	(90,125)
Gain on extinguishment of debt	(169)	—	—
Net Operating Income	$502,200	$493,720	$486,034

SCHEDULE III
COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2022
($ in thousands)

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period
Description/Metropolitan Area	Encumbrances	Land and Improvements	Buildings and Improvements	Land and Improvements less Cost of Sales, Transfers and Other	Building and Improvements less Cost of Sales, Transfers and Other	Land and Improvements less Cost of Sales, Transfers and Other	Building and Improvements less Cost of Sales, Transfers and Other	Total (a)(b)	Accumulated Depreciation (a)(b)	Date of Construction/ Renovation	Date Acquired	Life on Which Depreciation in 2022 Statement of Operations is Computed (c)
OPERATING PROPERTIES
The Domain	$74,521	$65,236	$755,143	$6,006	$288,737	$71,242	$1,043,880	$1,115,122	$103,911	—	2019	5 - 40 years
Austin, TX
Terminus	221,000	49,050	410,826	—	45,715	49,050	456,541	505,591	49,845	—	2019	5 - 40 years
Atlanta, GA
Northpark Town Center	—	22,350	295,825	—	66,161	22,350	361,986	384,336	93,350	—	2014	5 - 39 years
Atlanta, GA
Corporate Center (d)	—	2,468	272,148	16,733	63,554	19,201	335,702	354,903	71,090	—	2016	5 - 40 years
Tampa, FL
Spring & 8th	—	28,131	—	426	301,770	28,557	301,770	330,327	51,746	2015	2015	5 - 40 years
Atlanta, GA
Buckhead Plaza	—	35,064	234,111	—	54,902	35,064	289,013	324,077	46,738	—	2016	5 - 40 years
Atlanta, GA
725 Ponce	—	20,720	272,226	—	14,096	20,720	286,322	307,042	12,139	—	2021	5 - 40 years
Atlanta, GA
300 Colorado (d)	—	18,354	278,905	(18)	7,413	18,336	286,318	304,654	8,040	2022	2021	5 - 40 years
Austin, TX
Hayden Ferry	—	13,102	262,578	(252)	22,298	12,850	284,876	297,726	60,247	—	2016	5 - 40 years
Phoenix, AZ
The Terrace	—	27,360	247,226	—	22,201	27,360	269,427	296,787	29,755	—	2019	5 - 40 years
Austin, TX
One Eleven Congress	—	33,841	201,707	—	51,421	33,841	253,128	286,969	44,830	—	2016	5 - 40 years
Austin, TX
Briarlake Plaza	—	33,486	196,915	—	17,078	33,486	213,993	247,479	27,131	—	2019	5 - 40 years
Houston, TX
San Jacinto Center	—	34,068	176,535	(579)	26,742	33,489	203,277	236,766	34,726	—	2016	5 - 40 years
Austin, TX
3344 Peachtree	—	16,110	176,153	—	40,615	16,110	216,768	232,878	41,789	—	2016	5 - 40 years
Atlanta, GA
Fifth Third Center	130,168	22,591	180,430	—	20,533	22,591	200,963	223,554	55,453	—	2014	5 - 40 years
Charlotte, NC
Continued on next page
The RailYard	$—	$22,831	$178,323	$—	$1,225	$22,831	$179,548	$202,379	$12,572	—	2020	5 - 40 years
Charlotte, NC
Avalon	—	9,952	—	73	180,312	10,025	180,312	190,337	29,015	2016	2016	5 - 40 years
Atlanta, GA
100 Mill	—	13,156	—	5	168,427	13,161	168,427	181,588	4,456	2022	2022	5 - 40 years
Phoenix, AZ
Promenade Tower	—	13,439	102,790	—	62,902	13,439	165,692	179,131	57,571	—	2011	5 - 34 years
Atlanta, GA
3350 Peachtree	—	16,836	108,177	—	44,203	16,836	152,380	169,216	19,833	—	2016	5 - 40 years
Atlanta, GA
Heights Union	—	9,545	123,944	—	19,073	9,545	143,017	152,562	5,843	—	2021	5 - 40 years
Tampa, FL
Colorado Tower (d)	109,552	1,600	—	20,560	123,938	22,160	123,938	146,098	41,388	2013	2013	5 - 30 years
Austin, TX
Legacy Union One	—	13,049	128,740	—	231	13,049	128,971	142,020	17,375	—	2019	5 - 40 years
Dallas, GA
Promenade Central (e)	—	19,495	62,836	—	51,464	19,495	114,300	133,795	4,880	—	2019	5 - 40 years
Atlanta, GA
550 South	—	51	115,238	—	9,342	51	124,580	124,631	25,827	—	2016	5 - 40 years
Charlotte, NC
Tempe Gateway	—	5,893	95,130	—	6,490	5,893	101,620	107,513	15,959	—	2016	5 - 40 years
Phoenix, AZ
Domain Point	—	17,349	71,599	—	11,961	17,349	83,560	100,909	10,826	—	2019	5 - 40 years
Austin, TX
5950 Sherry Lane	—	8,040	65,919	—	7,688	8,040	73,607	81,647	8,329	—	2019	5 - 40 years
Dallas, GA
111 West Rio	—	6,076	56,647	(127)	18,987	5,949	75,634	81,583	16,922	—	2017	5 - 40 years
Phoenix, AZ
3348 Peachtree	—	6,707	69,723	—	1,575	6,707	71,298	78,005	16,135	—	2016	5 - 40 years
Atlanta, GA
The Pointe	—	9,404	54,694	—	8,637	9,404	63,331	72,735	13,576	—	2016	5 - 40 years
Tampa, FL
Harborview Plaza	—	10,800	39,136	—	10,040	10,800	49,176	59,976	10,184	—	2016	5 - 40 years
Tampa, FL
Research Park V	—	4,373	—	801	45,081	5,174	45,081	50,255	15,462	2014	1998	5 - 30 years
Austin, TX
Continued on next page
Meridian Mark Plaza	$—	$2,219	$—	$—	$25,954	$2,219	$25,954	$28,173	$17,922	1997	1997	5 - 30 years
Atlanta, GA
Miscellaneous Investments	—	15,318	69,780	33	2,121	15,351	71,901	87,252	4,797
Total Operating Properties	535,241	628,064	5,303,404	43,661	1,842,887	671,725	7,146,291	7,818,016	1,079,662
PROJECTS UNDER DEVELOPMENT
Domain 9	—	16,640	—	—	94,760	16,640	94,760	111,400	—	—	2018
Austin, TX
Total Projects Under Development	—	16,640	—	—	94,760	16,640	94,760	111,400	—

LAND
South End Station	—	28,134	—	—	—	28,134	—	28,134	—	—	2020
Charlotte, NC
887 West Peachtree (f)	—	11,883	—	14,429	—	26,311	—	26,311	—	—	2019
Atlanta, GA
Legacy Union 2 & 3	—	22,724	—	—	—	22,724	—	22,724	—	—	2019
Dallas, GA
3354 Peachtree	—	13,410	—	8,099	—	21,509	—	21,509	—	—	2018
Atlanta, GA
Domain 14 & 15	—	21,000	—	—	—	21,000	—	21,000	—	—	2019
Austin, TX
Tremont	—	18,779	—	75	—	18,854	—	18,854	—	—	2020
Charlotte, NC
Domain Point 3	—	11,018	—	—	—	11,018	—	11,018	—	—	2020
Austin, TX
Corporate Center (d)	—	5,188	—	(8)	—	5,180	—	5,180	—	—	2019
Tampa, FL
The Avenue Forsyth -Adjacent Land	—	11,240	—	(7,540)	—	3,700	—	3,700	—	—	2007
Suburban Atlanta, GA
Total Commercial Land	—	143,376	—	15,055	—	158,430	—	158,430	—

Total Properties	$535,241	$788,080	$5,303,404	$58,716	$1,937,647	$846,795	$7,241,051	$8,087,846	$1,079,662

S-1

SCHEDULE III
COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2022
($ in thousands)

NOTES:
(a)Reconciliations of total real estate carrying value and accumulated depreciation as of and for the years ended December 31, 2022, 2021, and 2020 are as follows:

	Real Estate			Accumulated Depreciation
	2022	2021	2020	2022	2021	2020
Balance at beginning of period	$7,714,382	$7,370,401	$7,158,069	$874,988	$811,196	$621,617
Additions during the period:
Acquisitions	—	723,694	286,252	—	—	—
Improvements and other capitalized costs	436,201	280,823	323,919	—	—	—
Depreciation expense	—	—	—	267,411	246,240	234,057
Total Additions	436,201	1,004,517	610,171	267,411	246,240	234,057
Deductions during the period:
Cost of real estate sold	—	(552,201)	(383,010)	—	(74,113)	(44,478)
Write off of fully depreciated assets	(62,737)	(108,335)	—	(62,737)	(108,335)	—
Total Deductions	(62,737)	(660,536)	(383,010)	(62,737)	(182,448)	(44,478)
Balance at end of period before impairment charges	8,087,846	7,714,382	7,385,230	1,079,662	874,988	811,196
Cumulative impairment charges on real estate assets owned at end of period	—	—	(14,829)	—	—	—
Balance at end of period	$8,087,846	$7,714,382	$7,370,401	$1,079,662	$874,988	$811,196
(b)The aggregate cost for federal income tax purposes, net of depreciation, was $5.6 billion (unaudited) at December 31, 2022.
(c)Buildings and improvements are depreciated over 30 to 40 years. Leasehold improvements and other capitalized leasing costs are depreciated over the life of the asset or the term of the lease, whichever is shorter.
(d)Some or all of the land at these properties is controlled under an operating ground lease. The Company's Land and Improvements assets are reduced over time by the amortization of the right-of-use assets related to these ground leases.
(e)Promenade Central is in the final states of redevelopment and is expected to be substantially complete in 2023.
(f)Some or all of the land at these properties is controlled under a financing ground lease.
S-2