Form 10-Q
period 2023-03-31
COUSINS PROPERTIES INC
filed 2023-04-27
CIK 25232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 21, 2023
Common Stock, $1 par value per share	151,693,864 shares

FORWARD-LOOKING STATEMENTS

Certain matters contained in this report are “forward-looking statements” within the meaning of the federal securities laws and are subject to uncertainties and risks, as itemized in Item 1A included in the Annual Report on Form 10-K for the year ended December 31, 2022, and as itemized herein. These forward-looking statements include information about the Company's possible or assumed future results of the business and the Company's financial condition, liquidity, results of operations, plans, and objectives. They also include, among other things, statements regarding subjects that are forward-looking by their nature, such as:
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
•changes in national and local economic conditions, the real estate industry, and the commercial real estate markets in which we operate (including supply and demand changes), particularly in Atlanta, Austin, Phoenix, Tampa, Charlotte, Dallas, and Nashville, including the impact of high unemployment, volatility in the public equity and debt markets, and international economic and other conditions;
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
The words “believes,” “expects,” “anticipates,” “estimates,” “plans,” “may,” “intend,” “will,” or similar expressions are intended to identify forward-looking statements. Although we believe that the plans, intentions, and expectations reflected in any forward-looking statements are reasonable, we can give no assurance that such plans, intentions, or expectations will be achieved. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information, or otherwise, except as required under U.S. federal securities laws.

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2023	December 31, 2022
	(unaudited)
Assets:
Real estate assets:
Operating properties, net of accumulated depreciation of $1,131,555 and $1,079,662 in 2023 and 2022, respectively	$6,744,701	$6,738,354
Projects under development	119,291	111,400
Land	158,430	158,430
	7,022,422	7,008,184

Cash and cash equivalents	3,585	5,145
Accounts receivable	9,634	8,653
Deferred rents receivable	192,713	184,043
Investment in unconsolidated joint ventures	136,721	112,839
Intangible assets, net	129,838	136,240
Other assets, net	88,057	81,912
Total assets	$7,582,970	$7,537,016
Liabilities:
Notes payable	$2,448,942	$2,334,606
Accounts payable and accrued expenses	205,018	271,103
Deferred income	154,088	128,636
Intangible liabilities, net	49,831	52,280
Other liabilities	104,055	103,442
Total liabilities	2,961,934	2,890,067
Commitments and contingencies
Equity:
Stockholders' investment:
Common stock, $1 par value per share, 300,000,000 shares authorized, 154,255,888 and 154,019,214 issued, and 151,693,864 and 151,457,190 outstanding in 2023 and 2022, respectively	154,256	154,019
Additional paid-in capital	5,631,076	5,630,327
Treasury stock at cost, 2,562,024 shares in 2023 and 2022	(147,157)	(147,157)
Distributions in excess of cumulative net income	(1,039,694)	(1,013,292)
Accumulated other comprehensive income	537	1,767
Total stockholders' investment	4,599,018	4,625,664
Nonredeemable noncontrolling interests	22,018	21,285
Total equity	4,621,036	4,646,949
Total liabilities and equity	$7,582,970	$7,537,016

See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2023	2022
Revenues:
Rental property revenues	$200,076	$183,227
Fee income	374	1,388
Other	2,278	2,283
	202,728	186,898
Expenses:
Rental property operating expenses	71,213	64,877
Reimbursed expenses	207	360
General and administrative expenses	8,438	8,063
Interest expense	25,030	15,525
Depreciation and amortization	75,770	70,744
Other	385	221
	181,043	159,790

Income from unconsolidated joint ventures	673	1,124
Loss on investment property transactions	(2)	(69)
Net income	22,356	28,163
Net income attributable to noncontrolling interests	(160)	(179)
Net income available to common stockholders	$22,196	$27,984

Net income per common share — basic and diluted	$0.15	$0.19
Weighted average shares — basic	151,579	148,739
Weighted average shares — diluted	151,880	149,002

See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited; in thousands)

	Three Months Ended
	March 31,
	2023	2022
Comprehensive Income:
Net income available to common stockholders	$22,196	$27,984
Other comprehensive loss:
Unrealized loss on cash flow hedge	(1,041)	—
Amortization of cash flow hedges	(189)	—
Total other comprehensive loss	(1,230)	—
Total comprehensive income	$20,966	$27,984

See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited; in thousands except per share amounts)

Three Months Ended March 31, 2023
	Common Stock	Additional Paid-In Capital	Treasury Stock	Distributions in Excess of Net Income	Accumulated Other Comprehensive Income	Stockholders' Investment	Nonredeemable Noncontrolling Interests	Total Equity
Balance December 31, 2022	$154,019	$5,630,327	$(147,157)	$(1,013,292)	$1,767	$4,625,664	$21,285	$4,646,949
Net income	—	—	—	22,196	—	22,196	160	22,356
Other comprehensive loss	—	—	—	—	(1,230)	(1,230)	—	(1,230)
Common stock issued pursuant to stock-based compensation, net of tax withholding	239	(2,377)	—	—	—	(2,138)	—	(2,138)
Amortization of stock-based compensation, net of forfeitures	(2)	3,126	—	—	—	3,124	—	3,124
Contributions from noncontrolling interests	—	—	—	—	—	—	738	738
Distributions to noncontrolling interests	—	—	—	—	—	—	(165)	(165)
Common dividends ($0.32 per share)	—	—	—	(48,598)	—	(48,598)	—	(48,598)
Balance March 31, 2023	$154,256	$5,631,076	$(147,157)	$(1,039,694)	$537	$4,599,018	$22,018	$4,621,036

Three Months Ended March 31, 2022
		Common Stock	Additional Paid-In Capital	Treasury Stock	Distributions in Excess of Net Income	Stockholders’ Investment	Nonredeemable Noncontrolling Interests	Total Equity
Balance December 31, 2021		$151,273	$5,549,308	$(148,473)	$(985,338)	$4,566,770	$33,630	$4,600,400
Net income		—	—	—	27,984	27,984	179	28,163
Common stock issued pursuant to stock-based compensation, net of tax withholding		76	(1,006)	—	—	(930)	—	(930)
Amortization of stock-based compensation, net of forfeitures		—	2,416	—	—	2,416	—	2,416
Contributions from nonredeemable noncontrolling interests		—	—	—	—	—	1,279	1,279
Distributions to nonredeemable noncontrolling interests		—	—	—	—	—	(86)	(86)
Common dividends ($0.32 per share)		—	—	—	(48,597)	(48,597)	—	(48,597)
Balance March 31, 2022		$151,349	$5,550,718	$(148,473)	$(1,005,951)	$4,547,643	$35,002	$4,582,645

See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in thousands)

	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$22,356	$28,163
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on investment property transactions	2	69
Depreciation and amortization	75,770	70,744
Amortization of deferred financing costs and premium on notes payable	1,021	51
Equity-classified stock-based compensation expense, net of forfeitures	3,559	2,748
Effect of non-cash adjustments to rental revenues	(11,193)	(8,445)
Income from unconsolidated joint ventures	(673)	(1,124)
Operating distributions from unconsolidated joint ventures	1,299	1,924
Changes in other operating assets and liabilities:
Change in receivables and other assets, net	(8,407)	(12,029)
Change in operating liabilities, net	(57,240)	(57,976)
Net cash provided by operating activities	26,494	24,125
CASH FLOWS FROM INVESTING ACTIVITIES:
Property acquisition, development, and tenant asset expenditures	(69,863)	(77,779)
Contributions to unconsolidated joint ventures	(23,984)	(15,686)
Net cash used in investing activities	(93,847)	(93,465)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facility	165,000	152,000
Repayment of credit facility	(49,300)	(35,500)
Repayment of mortgages	(2,041)	(4,197)
Payment of deferred financing costs	(32)	—
Common dividends paid	(48,407)	(46,093)
Contributions from noncontrolling interests	738	1,279
Distributions to noncontrolling interests	(165)	(86)
Net cash provided by financing activities	65,793	67,403
NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(1,560)	(1,937)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	5,145	10,168
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$3,585	$8,231
See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of Business: Cousins Properties Incorporated (“Cousins”), a Georgia corporation, is a fully integrated, self-administered, and self-managed real estate investment trust (“REIT”). Cousins conducts substantially all of its business through Cousins Properties LP ("CPLP"). Cousins owns in excess of 99% of CPLP and consolidates CPLP. As of March 31, 2023 and 2022, limited partners owned the remaining 25,000 common units of CPLP. CPLP wholly owns Cousins TRS Services LLC ("CTRS"), a taxable entity which owns and manages its own real estate portfolio and performs certain real estate-related services for other parties.
Cousins, CPLP, CTRS, and their subsidiaries (collectively, the “Company”) develop, acquire, lease, manage, and own primarily Class A office properties and opportunistic mixed-use developments in the Sun Belt markets of the United States with a focus on Atlanta, Austin, Phoenix, Tampa, Charlotte, Dallas, and Nashville. Cousins has elected to be taxed as a REIT and intends to, among other things, distribute at least 100% of its net taxable income to stockholders, thereby eliminating any liability for federal income taxes under current law. Therefore, the results included herein do not include a federal income tax provision for Cousins. As of March 31, 2023, the Company's portfolio of real estate assets consisted of interests in 18.8 million square feet of office space and 310,000 square feet of multi-family space.
Basis of Presentation: The condensed consolidated financial statements are unaudited and were prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, these financial statements reflect all adjustments necessary (which adjustments are of a normal and recurring nature) for the fair presentation of the Company's financial position as of March 31, 2023 and the results of operations for the three months ended March 31, 2023 and 2022. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of results expected for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022. The accounting policies employed are substantially the same as those shown in note 2 to the consolidated financial statements included therein.
The Company evaluates all partnerships, joint ventures, and other arrangements with variable interests to determine if the entity or arrangement qualifies as a variable interest entity ("VIE"), as defined in the Financial Accounting Standard Board's ("FASB") Accounting Standards Codification ("ASC"). If the entity or arrangement qualifies as a VIE and the Company is determined to be the primary beneficiary, the Company is required to consolidate the assets, liabilities, and results of operations of the VIE. At March 31, 2023, the Company had no investments or interests in any VIEs.
2. REAL ESTATE
For the three months ended March 31, 2023 and 2022, the Company had no real estate transactions.
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
The Company also reviews held-for-sale buildings, if any, for impairments. If book value is in excess of estimated fair value less estimated selling costs, we impair those assets to fair value less estimated selling costs. There were no held-for-sale buildings during any periods presented in the accompanying statements of operations.
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
3. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES
The following information summarizes financial data and principal activities of the Company's unconsolidated joint ventures. The information included in the following table entitled summary of financial position is as of March 31, 2023 and December 31, 2022 ($ in thousands).

SUMMARY OF FINANCIAL POSITION
	Total Assets		Total Debt		Total Equity (Deficit)		Company's Investment
	2023	2022	2023	2022	2023	2022	2023		2022
Operating Properties:
AMCO 120 WT Holdings, LLC	$80,739	$81,136	$—	$—	$79,916	$80,509	$14,713		$14,856
Crawford Long - CPI, LLC (1)	23,111	22,857	62,406	62,856	(40,697)	(39,691)	(19,697)	(2)	(19,173)	(2)
Under Development:
Neuhoff Holdings LLC (3)	391,658	321,338	129,622	115,940	222,390	177,734	117,618		93,647
Land:
715 Ponce Holdings LLC	8,391	8,333	—	—	8,377	8,332	4,311		4,261
Sold and Other:
HICO Victory Center LP	158	158	—	—	5,818	5,818	79		75
	$504,057	$433,822	$192,028	$178,796	$275,804	$232,702	$117,024		$93,666

(1) Subsequent to quarter end, Crawford Long - CPI, LLC executed a loan application for its Medical Offices at Emory Hospital property. This $83.0 million interest-only mortgage loan will have a 9-year term and a fixed interest rate of 4.80%. It is expected to close in the second quarter, with the proceeds to be used to pay off the existing $62.4 million mortgage loan maturing June 1, 2023.
(2) Negative investment basis included in deferred income on the consolidated balance sheets.
(3) Neuhoff Holdings LLC has a construction loan with a borrowing capacity up to $312.7 million that matures September 2025. Effective April 10, 2023, the interest rate on the Neuhoff loan changed from the London Interbank Offered Rate ("LIBOR") to the Secured Overnight Financing Rate ("SOFR") plus 3.45%. The minimum rate is 3.60%.
The information included in the summary of operations table is for the three months ended March 31, 2023 and 2022 ($ in thousands).

SUMMARY OF OPERATIONS
	Total Revenues		Net Income (Loss)		Company's Income from Investment
	2023	2022	2023	2022	2023	2022
Operating Properties:
AMCO 120 WT Holdings, LLC	$2,701	$2,565	$780	$692	$155	$134
Crawford Long - CPI, LLC	3,079	3,178	994	1,116	462	523
Under Development:
Neuhoff Holdings LLC	24	25	10	21	5	10
Land:
715 Ponce Holdings LLC	67	55	45	36	23	18
Sold and Other:
Carolina Square Holdings LP	—	4,089	48	724	24	334
HICO Victory Center LP	92	19	6,735	19	4	6
Other	—	(2)	—	(41)	—	99
	$5,963	$9,929	$8,612	$2,567	$673	$1,124

4. INTANGIBLE ASSETS AND LIABILITIES
At March 31, 2023 and December 31, 2022, intangible assets included the following ($ in thousands):

	2023	2022
In-place leases, net of accumulated amortization of $130,667 and $131,021 in 2023 and 2022, respectively	$96,668	$102,080
Below-market ground leases, net of accumulated amortization of $1,960 and $1,860 in 2023 and 2022, respectively	17,293	17,393
Above-market leases, net of accumulated amortization of $24,624 and $25,085 in 2023 and 2022, respectively	14,203	15,093
Goodwill	1,674	1,674
	$129,838	$136,240

At March 31, 2023 and December 31, 2022, intangible liabilities included the following ($ in thousands):

	2023	2022
Below-market leases, net of accumulated amortization of $49,506 and $48,994 in 2023 and 2022, respectively	$49,831	$52,280

Aggregate net amortization expense related to intangible assets and liabilities for the three months ended March 31, 2023 and 2022 was $3.9 million and $5.6 million, respectively. Over the next five years and thereafter, aggregate amortization of these intangible assets and liabilities is anticipated to be as follows ($ in thousands):

	In-Place Leases	Below-Market Ground Leases	Above-Market Leases	Below-Market Leases
2023 (nine months)	$15,428	$300	$2,414	$(7,006)
2024	18,301	400	2,673	(8,739)
2025	15,324	400	2,106	(7,956)
2026	12,275	400	1,673	(6,506)
2027	9,684	400	1,252	(4,973)
Thereafter	25,656	15,393	4,085	(14,651)
	$96,668	$17,293	$14,203	$(49,831)

5. OTHER ASSETS
Other assets on the consolidated balance sheets as of March 31, 2023 and December 31, 2022 included the following ($ in thousands):

	2023	2022
Predevelopment costs	$51,556	$50,009
Prepaid expenses and other assets	11,781	6,438
Furniture, fixtures and equipment and other deferred costs, net of accumulated depreciation of $18,412 and $18,860 in 2023 and 2022, respectively	11,467	11,824
Lease inducements, net of accumulated amortization of $5,615 and $5,129 in 2023 and 2022, respectively	8,014	8,091
Credit Facility deferred financing costs, net of accumulated amortization of $1,167 and $135 in 2023 and 2022, respectively	5,239	5,550
	$88,057	$81,912
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
6. NOTES PAYABLE
The following table summarizes the terms of notes payable outstanding at March 31, 2023 and December 31, 2022 ($ in thousands):

Description	Interest Rate (1)	Maturity (2)	2023	2022
Unsecured Notes:
Credit Facility	5.80%	April 2027	$172,300	$56,600
Term Loan	5.95%	March 2025	400,000	400,000
Term Loan	5.38%	August 2024	350,000	350,000
Senior Note	3.95%	July 2029	275,000	275,000
Senior Note	3.91%	July 2025	250,000	250,000
Senior Note	3.86%	July 2028	250,000	250,000
Senior Note	3.78%	July 2027	125,000	125,000
Senior Note	4.09%	July 2027	100,000	100,000
			1,922,300	1,806,600
Secured Mortgage Notes:
Terminus (3)	6.34%	January 2031	221,000	221,000
Fifth Third Center	3.37%	October 2026	129,276	130,168
Colorado Tower	3.45%	September 2026	108,888	109,552
Domain 10	3.75%	November 2024	74,037	74,521
			533,201	535,241
			$2,455,501	$2,341,841

Unamortized loan costs			(6,559)	(7,235)
Total Notes Payable			$2,448,942	$2,334,606

(1) Interest rate as of March 31, 2023.
(2) Weighted average maturity of notes payable outstanding at March 31, 2023 was 3.8 years.
(3) Represents $123.0 million and $98.0 million non-cross-collateralized mortgages secured by the Terminus 100 and Terminus 200 buildings, respectively.

Credit Facility
On May 2, 2022, the Company entered into a Fifth Amended and Restated Credit Agreement (the "Credit Facility") under which the Company may borrow up to $1 billion if certain conditions are satisfied. The Credit Facility recasts the prior facility by, among other things, extending the maturity date from January 3, 2023, to April 30, 2027, and reducing certain per annum variable interest rate spreads and other fees. The Credit Facility contains financial covenants that require, among other things, the maintenance of unencumbered interest coverage ratio of at least 1.75x; a fixed charge coverage ratio of at least 1.50x; a secured leverage ratio of no more than 50%; and an overall leverage ratio of no more than 60%.
The interest rate applicable to the Credit Facility varies according to the Company's leverage ratio and may, at the election of the Company, be determined based on either (1) the Daily SOFR or Term SOFR, plus a SOFR adjustment of 0.10% ("Adjusted SOFR") and a spread of between 0.90% and 1.40%, or (2) the greater of (i) Bank of America's prime rate, (ii) the federal funds rate plus 0.50%, (iii) Term SOFR, plus a SOFR adjustment of 0.10% and 1.00%, or (iv) 1.00%, plus a spread of between 0.00% and 0.40%, based on leverage. In addition to the interest rate, the Credit Facility is also subject to a facility fee of 0.15% to 0.30%, depending on leverage, on the entire $1 billion capacity.
At March 31, 2023, the Credit Facility's interest rate spread over Adjusted SOFR was 0.90% and the facility fee spread was 0.15%. The amount that the Company may draw under the Credit Facility is a defined calculation based on the Company's unencumbered assets and other factors. The total available borrowing capacity under the Credit Facility was $827.7 million at March 31, 2023. The amounts outstanding under the Credit Facility may be accelerated upon the occurrence of any events of default.
The Credit Facility replaced a $1 billion prior facility that was set to expire in January 2023. The rate paid under the prior facility from January 1, 2022 through May 1, 2022 was LIBOR plus 1.05%.
Term Loans
On October 3, 2022, the Company entered into a Delayed Draw Term Loan Agreement (the "2022 Term Loan") and borrowed the full $400 million available under the loan. The loan matures on March 3, 2025 with four consecutive options to extend the maturity date for an additional six months. The interest rate provisions are the same as the 2021 Term Loan, and the covenants are the same as the Credit Facility. Subsequent to quarter end, the Company entered into a floating-to-fixed rate swap with respect to $200 million of the $400 million 2022 Term Loan effective April 19, 2023 through the maturity date of March 3, 2025. This swap fixed the underlying SOFR rate at 4.298%.
On June 28, 2021, the Company entered into an Amended and Restated Term Loan Agreement (the "2021 Term Loan") that amended the former term loan agreement. Under the 2021 Term Loan, the Company has borrowed $350 million that matures on August 30, 2024 with four consecutive options to extend the maturity date for an additional 180 days. On September 19, 2022, the Company entered into the First Amendment to the 2021 Term Loan. This amendment aligns covenants and available interest rates, including the addition of SOFR, to that of the Credit Facility. Under the terms of this First Amendment the interest rate applicable to the 2021 Term Loan varies according to the Company's leverage ratio and may, at the election of the Company, be determined based on either (1) the Daily SOFR or Term SOFR, plus a SOFR adjustment of 0.10% ("Adjusted SOFR") and a spread of between 1.05% and 1.65%, or (2) the greater of (i) Bank of America's prime rate, (ii) the federal funds rate plus 0.50%, (iii) Term SOFR, plus a SOFR adjustment of 0.10% and 1.00%, (iv) or 1.00%, plus a spread of between 0.05% and 0.65%, based on leverage. On September 19, 2022, the Company provided notice of our election of the Daily SOFR Rate Loan provisions.
On September 27, 2022, the Company entered into a floating-to-fixed interest rate swap with respect to the $350 million 2021 Term Loan through the maturity date of August 30, 2024. This swap effectively fixed the underlying SOFR rate at 4.234%. Please see note 7 for more information on this cash flow hedge.
At March 31, 2023, the 2021 and 2022 Term Loan's spread over Adjusted SOFR rate was 1.05%.
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
The unsecured senior notes contain financial covenants that are consistent with those of our Credit Facility, with the exception of a secured leverage ratio of no more than 40%. The senior notes also contain customary representations and warranties and affirmative and negative covenants, as well as customary events of default.

Secured Mortgage Notes
In December 2022, the Company refinanced mortgages on the Company's two Terminus properties in Atlanta with the existing lender. Under the new mortgages, the maturities were extended from January 2023 to January 2031, the combined principal increased to $221.0 million, and the interest rate is now 6.34%. These mortgages are not cross-collateralized nor cross-defaulted.
In October 2022, the Company paid off, in full, its Legacy Union One and Promenade Tower mortgages.
As of March 31, 2023, the Company had $533.2 million outstanding on five non-recourse mortgage notes. All interest rates on the secured mortgage notes are fixed. Assets with depreciated carrying values of $902.2 million were pledged as security on these mortgage notes payable.
Other Debt Information
The Company is in compliance with all of the covenants related to its unsecured and secured debt.
At March 31, 2023 and December 31, 2022, the estimated fair value of the Company’s notes payable was $2.3 billion and $2.2 billion, respectively, calculated by discounting the debt's remaining contractual cash flows at estimated current market rates at which similar loans could have been obtained at March 31, 2023 and December 31, 2022. The estimate of the current market rates, which is the most significant input in the discounted cash flow calculation, is intended to replicate debt of similar maturity and loan-to-value relationship. These fair value calculations are considered to be Level 2 under the guidelines as set forth in ASC 820, as the Company utilizes market rates for similar type loans from third party brokers.
For the three months ended March 31, 2023 and 2022, interest expense was recorded as follows ($ in thousands):

	Three Months Ended March 31,
	2023	2022
Total interest incurred	$30,121	$18,976
Interest capitalized	(5,091)	(3,451)
Total interest expense	$25,030	$15,525

7. DERIVATIVE FINANCIAL INSTRUMENTS
On September 27, 2022, the Company entered into a floating-to-fixed interest rate swap with respect to the $350 million 2021 Term Loan through the maturity date of August 30, 2024. This swap effectively fixed the underlying SOFR rate at 4.234%.
The Company's objectives in using interest rate derivatives are to add stability to interest expense and to manage is exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. During 2022 and 2023, such derivatives were used to hedge the variable cash flows associated with the 2021 Term Loan (referred to as a "cash flow hedge").
For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Income and subsequently reclassified into interest expense in the same periods during which the hedged transaction affects earnings.
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
As of March 31, 2023 and December 31, 2022, the fair value of this swap was $587,000 and $1.8 million, respectively, and are included in other assets on the Company's consolidated balance sheets.

The table below presents the effect of the Company's derivative financial instruments on the consolidated statements of operations for the three months ended March 31, 2023 and 2022 ($ in thousands):

	Three Months Ended March 31,
Cash Flow Hedge:	2023	2022
Amount of loss recognized in accumulated other comprehensive income on interest rate derivatives	$(1,041)	$—
Amount of loss reclassified from accumulated other comprehensive income into income as interest expense	$(189)	$—
Total amount of interest expense presented in the consolidated statements of operations	$25,030	$15,525
The fair value of this hedge is determined using observable inputs other than quoted prices in active markets, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. These inputs are considered Level 2 inputs in the fair value hierarchy, and the Company engages a third-party expert to determine these inputs. The fair value of the cash flow hedge is determined using the conventional industry methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts made between the Company and its counterparty to the cash flow hedge. These variable cash receipts are based on the expectation of future interest rates which are derived from observed market interest rate curves. In addition, any credit valuation adjustments are considered in the fair values to account for potential nonperformance risk to the extent they would be significant inputs to the calculation. For the periods presented, credit valuation adjustments were not considered to be significant inputs.
8. OTHER LIABILITIES
Other liabilities on the consolidated balance sheets as of March 31, 2023 and December 31, 2022 included the following ($ in thousands):

	2023	2022
Ground lease liability	$53,225	$53,129
Prepaid rent	35,262	33,165
Security deposits	13,709	14,635
Restricted stock unit liability	—	1,048
Other liabilities	1,859	1,465
	$104,055	$103,442
9. COMMITMENTS AND CONTINGENCIES
Commitments
The Company had outstanding performance bonds totaling $687,000 at March 31, 2023. As a lessor, the Company had $172.4 million in future obligations under leases to fund tenant improvements and other future construction obligations at March 31, 2023.
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

10.    STOCKHOLDERS' EQUITY
In the third quarter of 2021, the Company entered into an Equity Distribution Agreement ("EDA") with six financial institutions known as an at-the-market stock offering program ("ATM Program"), under which the Company may offer and sell shares of its common stock from time to time in "at-the-market" offerings with an aggregate gross sales price of up to $500 million. In connection with the ATM Program, Cousins may, at its discretion, enter into forward equity sale agreements. The use of a forward equity sale agreement ("Forward Sales") would allow the Company to lock in a share price on the sale of shares of its common stock at the time the agreement is executed, but defer receiving the proceeds from the sale of shares until a later date, allowing the Company to better align such funding with its capital needs. Sales of shares of Cousins' stock through its banking relationships, if any, are made in amounts and at times to be determined by Cousins from time to time, but the Company has no obligation to sell any of the shares in the offering and may suspend sales in connection with the offering at any time. Sales of Cousins' common stock under Forward Sales, if undertaken, meet the derivatives and hedging guidance scope exception as the contracts are related to the Company's own stock. On February 17, 2023, the Company filed a Form S-3 to renew the registration of its authorized shares. In conjunction with that Form S-3 filing, the Company entered into an Amendment to the EDA to allow for the continued issuance of shares under this ATM Program.
On June 29, 2022, the Company issued 2.6 million shares of common stock under Forward Sales contracts executed in December 2021 at an average price of $39.92 per share, for gross proceeds of $105.1 million. To date, the Company has issued 2.6 million shares under the ATM Program and has generated cash proceeds of $101.4 million, net of $1.1 million of compensation to be paid with respect to such Forward Sales, $1.7 million of dividends owed during the period the Forward Sales were outstanding, and $900,000 of other transaction related costs. To the extent, prior to settlement, shares sold under Forward Sales were potentially dilutive during the period under the treasury stock method, the impact of such dilution is disclosed in the calculation included in note 13. The Company did not issue any shares under the ATM Program during the quarters ended March 31, 2023 or 2022 and did not have any outstanding Forward Sales contracts for the sale of its common stock as of March 31, 2023.
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
For the three months ended March 31, 2023, the Company recognized rental property revenues of $200.1 million, of which $59.1 million represented variable rental revenue. For the three months ended March 31, 2022, the Company recognized rental property revenues of $183.2 million, of which $52.8 million represented variable rental revenue.
For the three months ended March 31, 2023, the Company recognized fee and other revenue of $2.7 million. For the three months ended March 31, 2022, the Company recognized fee and other revenue of $3.7 million. The $3.7 million fee and other revenue includes $814,000 of income related to the Company's consulting and development contracts with Norfolk Southern Railway Company, as discussed in note 3 of the notes to consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.
As disclosed in an 8-K filed on March 15, 2023, the Company has a lease with SVB Financial Group ("SVB Financial") at its Hayden Ferry property in Phoenix, Arizona. SVB Financial’s primary subsidiary, SVB Bank, was placed in receivership by the Federal Deposit Insurance Corporation ("FDIC") on March 10, 2023. On March 17, 2023, SVB Financial filed a voluntary petition for a court-supervised reorganization under Chapter 11 of the US Bankruptcy Code. On March 27, 2023, First Citizen's BancShares, Inc. ("FCB") announced that it had entered in to an agreement with the FDIC to purchase substantially all of the loans and certain other assets, and to assume all customer deposits and certain other liabilities of Silicon Valley Bridge Bank, N.A. FCB has also indicated that it intends to operate the SVB Bank locations as a division of FCB. SVB Financial is current on the financial obligations of its lease with Cousins through May 2023, and, to date, there has been no rejection of the lease under SVB Financial’s bankruptcy. This lease is projected to generate approximately $700,000 in straight-line revenue, inclusive of parking revenue and reimbursed operating expenses, per month through expiration in January 2026. If, at a date subsequent to the filing of these financial statements, collection under the terms of the lease no longer remains probable, the Company would reserve the net assets associated with the lease at that time. Net assets associated with the lease as of March 31, 2023 were $1.9 million.

12. STOCK-BASED COMPENSATION
The Company has several types of stock-based compensation — stock options, restricted stock, restricted stock units ("RSUs"), and the Employee Stock Purchase Plan ("ESPP").
The Company's compensation expense for the three months ended March 31, 2023 relates to restricted stock and RSUs awarded in 2023, 2022, 2021, and 2020, and the ESPP. Compensation expense for the three months ended March 31, 2022 relates to restricted stock, RSUs awarded in 2022, 2021, 2020, and 2019, and the ESPP. Restricted stock, the 2023 RSUs, 2022 RSUs, 2021 RSUs, and the 2020 RSUs are equity-classified awards (settled in shares of the Company) for which compensation expense per share is fixed. The 2019 RSUs were liability-classified awards (settled in cash) for which the expense fluctuated from period to period dependent, in part, on the Company's stock price. For the three months ended March 31, 2023 and 2022, stock-based compensation expense, net of forfeitures, was recorded as follows ($ in thousands):

	Three Months Ended March 31,
	2023	2022
Equity-classified awards:
Restricted stock	$858	$780
Market-based RSUs	1,751	1,212
Performance-based RSUs	480	372
Director grants	385	332
Employee Stock Purchase Plan	37	52
Total equity-classified award expense, net of forfeitures	3,511	2,748

Liability-classified awards
Time-vested RSUs	61	132
Dividend equivalent units	—	15
Total liability-classified award expense, net of forfeitures	61	147
Total stock-based compensation expense, net of forfeitures	$3,572	$2,895
Information on the Company's stock compensation plan, including information on the Company's equity-classified and liability-classified awards is discussed in note 15 of the notes to consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.
Grants of Equity-Classified Awards
Under the 2019 Plan, in February 2023, the Company granted three types of equity-classified awards to key employees: (1) RSUs based on the Total Stockholder Return ("TSR") of the Company, as defined in the award documents, relative to that of office peers included in the Nareit Office Index (the "Market-based RSUs"), (2) RSUs based on the ratio of cumulative funds from operations per share to targeted cumulative funds from operations per share (the “Performance-based RSUs”), and (3) restricted stock.
The RSU awards are equity-classified awards to be settled in stock with issuance dependent upon the attainment of required service, market, and performance criteria. For the Market-based RSUs the Company expenses an estimate of the fair value of the awards on the grant date, calculated using a Monte Carlo valuation at grant date, ratably over the vesting period, adjusting only for forfeitures when they occur. The expense of these Market-based RSUs is not adjusted for the number of awards that actually vest. For the Performance-based RSUs, the Company expenses the awards over the vesting period using the grant date fair market value of the Company's stock on the grant date. The expense is recognized ratably over the vesting period and adjusted each quarter based on the number of shares expected to vest and for forfeitures when they occur. The performance period for the Performance-based RSUs and TSR measurement period for the Market-based RSUs awarded is three years starting on January 1 of the year of issuance and ending on December 31. The ultimate settlement of these awards can range from zero percent to 200% of the targeted number of units depending on the achievement of the market and performance metrics described above.
On February 6, 2023, the Company made modifications to its Market-based RSU awards granted in 2022, 2021, and 2020. The modifications were made to clarify the definition of the peer group used to measure TSR award achievement and resulted in $247,000 of compensation expense recorded in February 2023 for the change in fair value on the modification date.
The restricted stock vests ratably over three years from the grant date. The Company records restricted stock in common stock and additional paid-in capital at fair value on the grant date, with the offsetting deferred compensation also recorded in additional paid-in capital. The Company records compensation expense over the vesting period.

The following table summarizes the grants of equity-classified awards made by the Company in the first quarter of 2023:

Shares and Targeted Units Granted
Market-based RSUs	164,430
Performance-based RSUs	70,472
Restricted stock	164,221
The Monte Carlo valuation used to determine the grant date fair value of the equity-classified Market-based RSUs included the following assumptions for those RSUs granted in the first quarter of 2023:

		Assumptions for RSUs Granted
Volatility	(1)	40.50%
Risk-free rate	(2)	4.35%
Stock beta	(3)	1.03%
(1) Based on historical volatility over three years using daily stock price.
(2) Reflects the yield on three-year Treasury bonds as reported by the Federal Reserve in the H.15 release.
(3) Betas are calculated with up to three years of daily stock price data.

13. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2023 and 2022 ($ in thousands, except per share amounts):

	Three Months Ended March 31,
	2023	2022
Earnings per common share - basic:
Numerator:
Net income	$22,356	$28,163
Net income attributable to noncontrolling interests in CPLP from continuing operations	(4)	(6)
Net income attributable to other noncontrolling interests	(156)	(173)
Net income available to common stockholders	$22,196	$27,984

Denominator:
Weighted average common shares - basic	151,579	148,739
Net income per common share - basic	$0.15	$0.19

Earnings per common share - diluted:
Numerator:
Net income	$22,356	$28,163
Net income attributable to other noncontrolling interests	(156)	(173)
Net income available for common stockholders before allocation of net income attributable to noncontrolling interests in CPLP	$22,200	$27,990

Denominator:
Weighted average common shares - basic	151,579	148,739
Add:
Potential dilutive common shares - restricted stock units, less shares assumed purchased at market price	276	238
Weighted average units of CPLP convertible into common shares	25	25
Weighted average common shares - diluted	151,880	149,002
Net income per common share - diluted	$0.15	$0.19

The treasury stock method resulted in no dilution from shares expected to be issued under the ESPP or forward contracts for the future sales of common stock under the Company's ATM Program during the respective periods presented.

14. CONSOLIDATED STATEMENTS OF CASH FLOWS - SUPPLEMENTAL INFORMATION
Supplemental information related to the cash flows, including significant non-cash activity affecting the consolidated statements of cash flows, for the three months ended March 31, 2023 and 2022 is as follows ($ in thousands):

	2023	2022
Interest paid	$33,219	$24,179
Income taxes paid	—	—
Non-Cash Activity:
Common stock dividends declared and accrued	48,600	48,597
Tenant improvements recorded in deferred income	26,943	1,857

The following table provides a reconciliation of cash and cash equivalents recorded on the consolidated balance sheets to cash, cash equivalents, and restricted cash in the consolidated statements of cash flows ($ in thousands):

	March 31, 2023	December 31, 2022
Cash and cash equivalents	$3,585	$5,145
15. REPORTABLE SEGMENTS
The Company's segments are based on the method of internal reporting, which classifies operations by property type and geographical region. The segments by property type are Office and Non-Office. The segments by geographical region are Atlanta, Austin, Charlotte, Dallas, Phoenix, Tampa, and other markets. Included in other markets are properties located in Chapel Hill (sold in September 2022), Houston, and Nashville. Included in Non-Office are retail and apartments in Chapel Hill (sold in September 2022) and Atlanta, as well as the College Street Garage in Charlotte. These reportable segments represent an aggregation of operating segments reported to the Chief Operating Decision Maker based on similar economic characteristics that include the type of property and the geographical location. Each segment includes both consolidated operations and the Company's share of joint venture operations.
Company management evaluates the performance of its reportable segments based in part on net operating income (“NOI”). NOI represents rental property revenues, less termination fees, less rental property operating expenses. NOI is not a measure of cash flows or operating results as measured by GAAP, is not indicative of cash available to fund cash needs, and should not be considered an alternative to cash flows as a measure of liquidity. All companies may not calculate NOI in the same manner. The Company considers NOI to be an appropriate supplemental measure to net income as it helps both management and investors understand the core operations of the Company's operating assets. NOI excludes fee income, other revenue, corporate general and administrative expenses, reimbursed expenses, interest expense, depreciation and amortization, impairments, gains/losses on sales of real estate, gains/losses on extinguishment of debt, transaction costs, and other non-operating items.

Segment net income, amount of capital expenditures, and total assets are not presented in the following tables because management does not utilize these measures when analyzing its segments or when making resource allocation decisions. Information on the Company's segments along with a reconciliation of NOI to net income for the three months ended March 31, 2023 and 2022 are as follows ($ in thousands):

Three Months Ended March 31, 2023	Office	Non-Office	Total
Revenues:
Atlanta	$72,132	$457	$72,589
Austin	67,883	—	67,883
Charlotte	14,818	1,761	16,579
Dallas	4,187	—	4,187
Phoenix	15,583	—	15,583
Tampa	18,748	—	18,748
Other markets	6,623	—	6,623
Total segment revenues	199,974	2,218	202,192
Less: Company's share of rental property revenues from unconsolidated joint ventures	(1,659)	(457)	(2,116)
Total rental property revenues	$198,315	$1,761	$200,076

Three Months Ended March 31, 2022	Office	Non-Office	Total
Revenues:
Atlanta	$68,014	$423	$68,437
Austin	61,224	—	61,224
Charlotte	13,503	985	14,488
Dallas	4,196	—	4,196
Phoenix	13,430	—	13,430
Tampa	16,924	—	16,924
Other markets	7,328	1,358	8,686
Total segment revenues	184,619	2,766	187,385
Less: Company's share of rental property revenues from unconsolidated joint ventures	(2,377)	(1,781)	(4,158)
Total rental property revenues	$182,242	$985	$183,227

NOI by reportable segment for the three months ended March 31, 2023 and 2022 are as follows ($ in thousands):

Three Months Ended March 31, 2023	Office	Non-Office	Total
Net Operating Income:
Atlanta	$47,389	$270	$47,659
Austin	40,273	—	40,273
Charlotte	10,762	1,162	11,924
Dallas	3,225	—	3,225
Phoenix	11,773	—	11,773
Tampa	11,711	—	11,711
Other markets	3,571	—	3,571
Total Net Operating Income	$128,704	$1,432	$130,136

Three Months Ended March 31, 2022	Office	Non-Office	Total
Net Operating Income:
Atlanta	$44,173	$235	$44,408
Austin	36,367	—	36,367
Charlotte	10,011	643	10,654
Dallas	3,308	—	3,308
Phoenix	8,975	—	8,975
Tampa	10,691	—	10,691
Other markets	4,295	909	5,204
Total Net Operating Income	$117,820	$1,787	$119,607

The following reconciles Net Operating Income from net income for each of the periods presented ($ in thousands):

	Three Months Ended March 31,
	2023	2022
Net Income	$22,356	$28,163
Net operating income from unconsolidated joint ventures	1,409	2,719
Fee income	(374)	(1,388)
Termination fee income	(136)	(1,462)
Other income	(2,278)	(2,283)
Reimbursed expenses	207	360
General and administrative expenses	8,438	8,063
Interest expense	25,030	15,525
Depreciation and amortization	75,770	70,744
Other expenses	385	221
Income from unconsolidated joint ventures	(673)	(1,124)
Loss on investment property transactions	2	69
Net Operating Income	$130,136	$119,607

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
Overview of 2023 Performance and Company and Industry Trends
Cousins Properties Incorporated ("Cousins") (and collectively, with its subsidiaries, the "Company," "we," "our," or "us") is a publicly traded (NYSE: CUZ), self-administered, and self-managed real estate investment trust, or REIT. Cousins conducts substantially all of its business through Cousins Properties LP ("CPLP"). Cousins owns in excess of 99% of CPLP and consolidates CPLP. CPLP owns Cousins TRS Services LLC, a taxable entity that owns and manages its own real estate portfolio and performs certain real estate related services for other parties. Our strategy is to create value for our stockholders through ownership of the premier urban office portfolio in the Sun Belt markets, with a particular focus on Atlanta, Austin, Phoenix, Tampa, Charlotte, Dallas, and Nashville. This strategy is based on a disciplined approach to capital allocation that includes opportunistic acquisitions, selective developments, and timely dispositions of non-core assets with a goal of maintaining a portfolio of newer and more efficient properties with lower capital expenditure requirements. This strategy is also based on a simple, flexible, and low-leveraged balance sheet that allows us to pursue compelling growth opportunities at the most advantageous points in the cycle. To implement this strategy, we leverage our strong local operating platforms within each of our major markets.
During the quarter, we leased or renewed 258,000 square feet of office space. Straight-line basis net rent per square foot increased 20.1% for those office spaces that were under lease within the past year. Same property net operating income (defined below) for consolidated properties and our share of unconsolidated properties increased 5.3% between the three months ended March 31, 2023 and 2022.
As noted above, we continue to execute new, renewal, and expansion leases with net rent increases during this current period of several socio-economic challenges. While policies and practices of employers regarding hybrid work arrangements continue to evolve, we believe our customers will prioritize a culture that fosters collaboration, innovation, and productivity, and that our customers will, accordingly, expect their employees to be present in person on a more consistent basis within our high-quality and well-amenitized properties. Although difficult to estimate, we currently expect usage will gradually increase throughout the remainder of 2023, and this is expected to result in increases in parking revenue as well as increases in certain operating expenses. Factors that could cause actual results to differ materially from our current expectations are set forth under "Disclosure Regarding Forward Looking Statements."
Results of Operations For The Three Months Ended March 31, 2023
General
Net income available to common stockholders for the three months ended March 31, 2023 was $22.2 million. For the three months ended March 31, 2022, the net income available to common stockholders was $28.0 million. We detail below material changes in the components of net income available to common stockholders for the three months ended March 31, 2023 compared to 2022.
Rental Property Revenue, Rental Property Operating Expenses, and Net Operating Income
The following results include the performance of our Same Property portfolio. Our Same Property portfolio includes office properties that were stabilized and owned by us for the entirety of each comparable reporting period presented. A stabilized property is one that has achieved 90% economic occupancy or has been substantially complete and owned by us for one year. Same Property amounts for the 2023 versus 2022 comparison are from properties that were stabilized and owned as of January 1, 2022 through March 31, 2023.
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

Rental property revenues, rental property operating expenses, and NOI changed between the 2023 and 2022 periods as follows ($ in thousands):

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
Rental Property Revenues
Same Property	$189,676	$178,341	$11,335	6.4%
Non-Same Property	10,264	3,424	6,840	199.8%
	199,940	181,765	18,175	10.0%

Termination Fee Income	136	1,462	(1,326)	(90.7)%
Total Rental Property Revenues	$200,076	$183,227	$16,849	9.2%

Rental Property Operating Expenses
Same Property	$68,766	$63,681	$5,085	8.0%
Non-Same Property	2,447	1,196	1,251	104.6%
Total Rental Property Operating Expenses	$71,213	$64,877	$6,336	9.8%

Net Operating Income
Same Property NOI	$120,910	$114,660	$6,250	5.5%
Non-Same Property NOI	7,817	2,228	5,589	250.9%
Total NOI	$128,727	$116,888	$11,839	10.1%
Same Property Rental Property Revenues increased for the three months ended March 31, 2023 compared to the same period in the prior year primarily due to an increase in economic occupancy at our Domain and Buckhead Plaza office properties and related increases in revenues recognized from tenant funded improvements owned by us.
Same Property Operating Expenses increased for the three months ended March 31, 2023 compared to the same period in the prior year primarily due to increases in real estate tax expense and an increase in expenses related to inflation and higher physical occupancy at our properties.
Non-Same Property Rental Property Revenues, operating expenses, and NOI increased for the three months ended March 31, 2023 compared to the same period in the prior year primarily due to operations at our 100 Mill and Heights Union operating properties as they reached stabilization in 2022 and commencement of operations following a full building redevelopment project at Promenade Central in November 2022.
Termination Fee income decreased $1.3 million for the three months ended March 31, 2023 compared to the same period in the prior year due to the timing of termination notices and expected move outs.
Fee Income
Fee income decreased $1.0 million, or 73.1%, for the three months ended March 31, 2023 compared to the same period in the prior year. The decrease is primarily due to the completion of the Norfolk Southern transactions during the third quarter of 2022. For more information related to the Norfolk Southern transactions, see note 3 of the notes to consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2022.
Interest Expense
Interest expense, net of amounts capitalized, increased $9.5 million, or 61.2%, for the three months ended March 31, 2023, compared to the same period in the prior year. This increase is primarily due to the issuance of the 2022 Term Loan in in October of 2022, increases in the interest rates on other variable rate debt, and an increase in average outstanding balance on our line of credit, partially offset by an increase in capitalized expense as a result of development and redevelopment activities, and repayment of two mortgages in October 2022.

Depreciation and Amortization
Depreciation and amortization changed between the 2023 and 2022 periods as follows ($ in thousands):

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
Depreciation and Amortization
Same Property	$71,084	$68,705	$2,379	3.5%
Non-Same Property	4,578	1,884	2,694	143.0%
Non-Real Estate Assets	108	155	(47)	(30.3)%
Total Depreciation and Amortization	$75,770	$70,744	$5,026	7.1%

Non-Same Property depreciation and amortization increased between the 2023 and 2022 three month periods primarily due to increased depreciation at our 100 Mill and Heights Union operating properties as they reached stabilization in 2022 and at Promenade Central following a full building redevelopment project completed in November 2022.
Income and Net Operating Income from Unconsolidated Joint Ventures
Income from unconsolidated joint ventures consisted of the Company's share of the following ($ in thousands):

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
Income from unconsolidated joint ventures	$673	$1,124	$(451)	(40.1)%
Depreciation and amortization	479	1,124	(645)	(57.4)%
Net gain on sale of investment property	—	(124)	124	(100.0)%
Interest expense	280	617	(337)	(54.6)%
Other expense	14	11	3	27.3%
Other income	(37)	(33)	(4)	12.1%
Net operating income from unconsolidated joint ventures	$1,409	$2,719	$(1,310)	(48.2)%

Net operating income:
Same Property	1,110	1,178	(68)	(5.8)%
Non-Same Property	299	1,541	(1,242)	(80.6)%
Net operating income from unconsolidated joint ventures	$1,409	$2,719	$(1,310)	(48.2)%
Income from unconsolidated joint ventures decreased between the 2023 and 2022 three month periods primarily due to the decrease in net operating income and decrease in depreciation and amortization, as a result of the sale of our interest in the Carolina Square joint venture in September 2022.
Funds From Operations
The table below shows Funds from Operations (“FFO”) and the related reconciliation from net income available to common stockholders. We calculate FFO in accordance with the Nareit definition, which is net income available to common stockholders (computed in accordance with GAAP), excluding extraordinary items, cumulative effect of change in accounting principle, and gains on sale or impairment losses on depreciable property, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures to reflect FFO on the same basis.
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

The reconciliation of net income to FFO is as follows for the three months ended March 31, 2023 and 2022 ($ in thousands, except per share information):

	Three Months Ended March 31,
	2023			2022
	Dollars	Weighted Average Common Shares	Per Share Amount	Dollars	Weighted Average Common Shares	Per Share Amount
Net Income Available to Common Stockholders	$22,196	151,579	$0.15	$27,984	148,739	$0.19
Noncontrolling interest related to unitholders	4	25	—	6	25	—
Conversion of unvested restricted stock units	—	276	—	—	238	—

Net Income — Diluted	22,200	151,880	0.15	27,990	149,002	0.19
Depreciation and amortization of real estate assets:
Consolidated properties	75,662	—	0.50	70,589	—	0.47
Share of unconsolidated joint ventures	479	—	—	1,124	—	0.01
Partners' share of real estate depreciation	(249)	—	—	(223)	—	—
Loss on sale of depreciated properties:
Consolidated properties	2	—	—	69	—	—
Share of unconsolidated joint ventures	—	—	—	(124)	—	—
Funds From Operations	$98,094	151,880	$0.65	$99,425	149,002	$0.67

Net Operating Income

Company management evaluates the performance of its property portfolio, in part, based on NOI. NOI represents rental property revenues, less termination fees, less rental property operating expenses. NOI is not a measure of cash flows or operating results as measured by GAAP, is not indicative of cash available to fund cash needs, and should not be considered an alternative to cash flows as a measure of liquidity. All companies may not calculate NOI in the same manner. We consider NOI to be an appropriate supplemental measure to net income as it helps both management and investors understand the core operations of our operating assets. NOI excludes corporate general and administrative expenses, interest expense, depreciation and amortization, impairments, gains/losses on sales of real estate, and other non-operating items.
The following table reconciles NOI for consolidated properties from net income for each of the periods presented ($ in thousands):

	Three Months Ended March 31,
	2023	2022
Net Income	$22,356	$28,163
Fee income	(374)	(1,388)
Termination fees	(136)	(1,462)
Other income	(2,278)	(2,283)
Reimbursed expenses	207	360
General and administrative expenses	8,438	8,063
Interest expense	25,030	15,525
Depreciation and amortization	75,770	70,744
Other expenses	385	221
Income from unconsolidated joint ventures	(673)	(1,124)
Loss on investment property transactions	2	69
Net Operating Income	$128,727	$116,888

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
Our material cash needs for 2023 include $172.4 million of unfunded tenant improvements and construction costs. As of March 31, 2023, we had $172.3 million drawn under our credit facility with the ability to borrow the remaining $827.7 million, as well as $3.6 million of cash and cash equivalents. We expect to have sufficient liquidity to meet our obligations for the foreseeable future.
Other Debt Information
In addition to our $1 billion unsecured Credit Facility (with $172.3 million outstanding as of March 31, 2023), we also have unsecured debt from two term loans totaling $750 million and five tranches of unsecured senior notes totaling $1 billion. Our existing mortgage debt is comprised of non-recourse, fixed-rate mortgage notes secured by various real estate assets. We expect to either refinance our non-recourse mortgage loans at maturity or repay the mortgage loans with other capital resources, including our credit facility, unsecured debt, non-recourse mortgages, construction loans, the sale of assets, joint venture equity, the issuance of common stock, the issuance of preferred stock, or the issuance of units of CPLP. Many of our non-recourse mortgages contain covenants that, if not satisfied, could result in acceleration of the maturity of the debt. We expect to either refinance the non-recourse mortgages at maturity or repay the mortgages with proceeds from asset sales, debt, or other capital resources. 77% of our consolidated debt bears interest at a fixed rate. The 23% of consolidated debt that bears interest at a floating rate is based on SOFR.
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

Cash Flows
We report and analyze our cash flows based on operating activities, investing activities, and financing activities. The following table sets forth the changes in cash flows ($ in thousands):

	Three Months Ended March 31,
	2023	2022	Change
Net cash provided by operating activities	$26,494	$24,125	$2,369
Net cash used in investing activities	(93,847)	(93,465)	(382)
Net cash provided by financing activities	65,793	67,403	(1,610)

The reasons for significant increases and decreases in cash flows between the periods are as follows:
Cash Flows from Operating Activities. Cash flows provided by operating activities increased $2.4 million between the 2023 and 2022 three month periods primarily due to the following: timing of receipt of prepaid rents from tenants; increase in physical occupancy at our Domain and Buckhead Plaza properties; and the stabilization in 2022 of 100 Mill and Heights Union.
Cash Flows from Investing Activities. Cash flows used in investing activities decreased $382,000 between the 2023 and 2022 three month periods primarily due to a decrease in capital expenditures related to our 2022 redevelopment activity at two of our operating properties, including a full building redevelopment of Promenade Central, which is largely offset by a 2023 increase in our investment in the Neuhoff Holdings LLC ("Neuhoff") joint venture to fund our equity share of the development of the Neuhoff mixed-used project.
Cash Flows from Financing Activities. Cash flows provided by financing activities decreased $1.6 million between the 2023 and 2022 three month periods primarily due to an increase in Common Stock dividends paid and mortgage loans paid off in 2022.
Non-Cash Activities. Our tenants are increasingly spending amounts in excess of the tenant improvement allowance in their leases. These tenant funded improvements, which are owned by us, are recorded as an asset within operating properties and deferred income on our balance sheet. The increase in non-cash activity related to tenant improvements recorded in deferred income during the period is primarily due to a significant amount of such tenant funded improvements being placed into service during the period.
Capital Expenditures. We incur costs related to our real estate assets that include acquisition of properties, development of new properties, redevelopment of existing or newly purchased properties, leasing costs (including tenant improvements) for new or replacement tenants, and ongoing property repairs and maintenance.
Capital expenditures for assets we develop or acquire and then hold and operate are included in the property acquisition, development, and tenant asset expenditures line item within investing activities on the consolidated statements of cash flows. The change in amounts accrued are removed from the table below to show the components of these costs on a cash basis. Components of costs included in this line item for the three months ended March 31, 2023 and 2022 are as follows ($ in thousands):

	Three Months Ended March 31,
	2023	2022
Operating — building improvements	$16,090	$32,547
Development	3,648	32,325
Operating — leasing costs	32,828	18,432
Capitalized interest	5,091	3,452
Capitalized personnel costs	1,643	1,872
Change in accrued capital expenditures	10,563	(10,849)
Total property acquisition, development, and tenant asset expenditures	$69,863	$77,779

Capital expenditures decreased $7.9 million between the 2023 and 2022 periods primarily due to the approaching completion of development activities at Domain 9 which began in 2021 and redevelopment activities at two of our operating properties that began in the first quarter of 2022, a decrease in building improvements, and completion of development activities at our 100 Mill property that stabilized in the fourth quarter of 2022. These decreases were partially offset by an increase in leasing costs and a decrease in accrued capital expenditures.

Capital expenditures related to operating leasing costs increased primarily due to an increased amount of tenant improvements being placed into service during the three months ended March 31, 2023 compared to the same period in the prior year.
The amounts of tenant improvement and leasing costs for our office portfolio on a per square foot basis for the three months ended March 31, 2023 and 2022 were as follows:

	2023	2022
New leases	$14.55	$13.73
Renewal leases	$6.12	$9.04
Expansion leases	$11.60	$9.88

The amounts of tenant improvement and leasing costs on a per square foot basis vary by lease and by market.
Dividends. We paid common dividends of $48.4 million and $46.1 million in the three months ended March 31, 2023 and 2022, respectively. We expect to fund our future quarterly common dividends with cash provided by operating activities, also using proceeds from investment property sales, distributions from unconsolidated joint ventures, indebtedness, and proceeds from offerings of equity securities, if necessary.
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
Off Balance Sheet Arrangements
General. We have a number of off balance sheet joint ventures with varying structures, as described in note 6 of our 2022 Annual Report on Form 10-K and note 3 of this Form 10-Q. The joint ventures in which we have an interest are involved in the ownership, acquisition, and/or development of real estate. A venture will fund capital requirements or operational needs with cash from operations or financing proceeds, if possible. If additional capital is deemed necessary, a venture may request a contribution from the partners, and we will evaluate such request.
Debt. At March 31, 2023, our unconsolidated joint ventures had aggregate outstanding indebtedness to third parties of $192.0 million. These loans are generally mortgage or construction loans, which are non-recourse to us. In addition, in certain instances, we provide “non-recourse carve-out guarantees” on these non-recourse loans. Certain of these loans have variable interest rates, which creates exposure to the ventures in the form of market risk from interest rate changes.
Critical Accounting Policies
There have been no material changes in the critical accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes in the market risk associated with our notes payable at March 31, 2023 compared to that as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.
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
Item 1A. Risk Factors.
Risk factors that affect our business and financial results are discussed in Part I, "Item 1A. Risk Factors," of our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes in our risk factors from those previously disclosed in our Annual Report. You should carefully consider the risks described in our Annual Report, which could materially affect our business, financial condition, or future results. The risks described in our Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
For information on our equity compensation plans, see note 15 of our Annual Report on Form 10-K, and note 12 to the unaudited condensed consolidated financial statements set forth in this Form 10-Q. We did not make any sales of unregistered securities or purchase any common shares during the first quarter of 2023.
Item 5.    Other Information.
Results of 2023 Annual Meeting of Stockholders
On April 24, 2023, the Company held its annual meeting of stockholders. Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended. The following matters were submitted to a vote of the stockholders:
Proposal 1 - the votes regarding the election of eight directors for a term expiring in 2023 were as follows:

Name	For	Against	Abstentions	Broker Non-Votes
Charles T. Cannada	132,747,891	1,848,428	420,143	4,596,909
Robert M. Chapman	132,534,994	2,060,723	420,745	4,596,909
M. Colin Connolly	133,611,132	984,572	420,758	4,596,909
Scott W. Fordham	133,612,091	983,504	420,867	4,596,909
Lillian C. Giornelli	127,092,009	7,494,906	429,547	4,596,909
R. Kent Griffin, Jr.	131,785,798	2,810,018	420,646	4,596,909
Donna W. Hyland	132,407,142	2,179,074	430,246	4,596,909
Dionne Nelson	133,091,651	1,487,260	437,551	4,596,909
R. Dary Stone	132,374,558	2,220,306	421,598	4,596,909

Proposal 2 - the advisory votes on executive compensation, often referred to as "say on pay," were as follows:

For	Against	Abstentions	Broker Non-Votes
115,951,491	18,622,709	442,262	4,596,909

Proposal 3 - the votes regarding the frequency of future advisory votes on executive compensation:

1 Year	2 Years	3 Years	Abstentions	Broker Non-Votes
127,984,525	38,635	6,597,390	395,912	—

Proposal 4 - the votes to ratify the appointment of Deloitte & Touche LLP as the Company's independent registered public accountant firm for the fiscal year ending December 31, 2023 were as follows:

For	Against	Abstentions
131,148,057	8,054,074	411,240

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

10(h)
First Amendment to Amended and Restated Term Loan Agreement, dated as of September 19, 2022, among Cousins Properties LP, as the Borrower; Cousins Properties Incorporated, as the Parent and a Guarantor; JPMorgan Chase Bank, N.A., as Syndication Agent; Bank of America, N.A., as the Administrative Agent; PNC Bank, National Association and Truist Bank, as Co-Documentation Agents; JPMorgan Chase Bank, N.A., BofA Securities, Inc., PNC Capital Markets, LLC, and Truist Securities, Inc., as Joint Lead Arrangers and Joint Bookrunners, filed as Exhibit 10(h) to the Registrant's Form 10-Q for the quarter ended September 30, 2022, and incorporated herein by reference.

10(i)
Delayed Draw Term Loan Agreement, dated as of October 3, 2022, among Cousins Properties LP, as the Borrower; Cousins Properties Incorporated, as the Parent and a Guarantor; JPMorgan Chase Bank, N.A., as Syndication Agent; Bank of America, N.A., as Administrative Agent; Truist Bank, PNC Bank, National Association, Morgan Stanley Senior Funding, Inc., and U.S. Bank National Association, as Documentation Agents; J.P. Morgan Chase Bank, N.A., BofA Securities, Inc., Truist Securities, Inc. and PNC Capital Markets, LLC, as Joint Lead Arrangers and Joint Bookrunners, filed as Exhibit 10(i) to the Registrant's Form 10-Q for the quarter ended September 30, 2022, and incorporated herein by reference.

10(j)
Amendment to Equity Distribution Agreement, dated as of February 17, 2023, Morgan Stanley & Co. LLC, BofA Securities, Inc., J.P. Morgan Securities LLC, TD Securities (USA) LLC, Truist Securities, Inc. and Wells Fargo Securities, LLC, as managers, Morgan Stanley & Co. LLC, Bank of America, N.A., JPMorgan Chase Bank, National Association, The Toronto-Dominion Bank, Truist Bank and Wells Fargo Bank, National Association, as forward purchasers, and Morgan Stanley & Co. LLC, BofA Securities, Inc., J.P. Morgan Securities LLC, TD Securities (USA) LLC, Truist Securities, Inc. and Wells Fargo Securities, LLC as forward sellers, filed as Exhibit 1.2 to the Registrant's Current Report on Form 8-K filed on February 17, 2023, and incorporated herein by reference.

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

COUSINS PROPERTIES INCORPORATED
/s/ Gregg D. Adzema
Gregg D. Adzema
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)
Date: April 27, 2023