Form 10-Q
period 2023-06-30
COUSINS PROPERTIES INC
filed 2023-07-27
CIK 25232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 21, 2023
Common Stock, $1 par value per share	151,774,468 shares

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
•changes in national and local economic conditions, the real estate industry, and the commercial real estate markets in which we operate (including supply and demand changes), particularly in Atlanta, Austin, Tampa, Charlotte, Phoenix, Dallas, and Nashville, including the impact of high unemployment, volatility in the public equity and debt markets, and international economic and other conditions;
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

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2023	December 31, 2022
	(unaudited)
Assets:
Real estate assets:
Operating properties, net of accumulated depreciation of $1,197,310 and $1,079,662 in 2023 and 2022, respectively	$6,740,557	$6,738,354
Projects under development	124,105	111,400
Land	158,429	158,430
	7,023,091	7,008,184

Cash and cash equivalents	8,031	5,145
Accounts receivable	12,466	8,653
Deferred rents receivable	196,349	184,043
Investment in unconsolidated joint ventures	138,992	112,839
Intangible assets, net	121,887	136,240
Other assets, net	94,969	81,912
Total assets	$7,595,785	$7,537,016
Liabilities:
Notes payable	$2,423,761	$2,334,606
Accounts payable and accrued expenses	241,563	271,103
Deferred income	172,552	128,636
Intangible liabilities, net	46,511	52,280
Other liabilities	107,100	103,442
Total liabilities	2,991,487	2,890,067
Commitments and contingencies
Equity:
Stockholders' investment:
Common stock, $1 par value per share, 300,000,000 shares authorized, 154,336,492 and 154,019,214 issued, and 151,774,468 and 151,457,190 outstanding in 2023 and 2022, respectively	154,336	154,019
Additional paid-in capital	5,634,996	5,630,327
Treasury stock at cost, 2,562,024 shares in 2023 and 2022	(147,157)	(147,157)
Distributions in excess of cumulative net income	(1,066,369)	(1,013,292)
Accumulated other comprehensive income	5,565	1,767
Total stockholders' investment	4,581,371	4,625,664
Nonredeemable noncontrolling interests	22,927	21,285
Total equity	4,604,298	4,646,949
Total liabilities and equity	$7,595,785	$7,537,016

See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenues:
Rental property revenues	$203,954	$183,174	$404,030	$366,401
Fee income	352	2,305	726	3,693
Other	14	201	2,292	2,484
	204,320	185,680	407,048	372,578
Expenses:
Rental property operating expenses	67,099	62,216	138,312	127,093
Reimbursed expenses	159	677	366	1,037
General and administrative expenses	8,021	6,996	16,459	15,059
Interest expense	25,972	16,549	51,002	32,074
Depreciation and amortization	80,269	69,861	156,039	140,605
Other	476	425	861	646
	181,996	156,724	363,039	316,514

Income from unconsolidated joint ventures	753	5,280	1,426	6,404
Gain (loss) on investment property transactions	—	28	(2)	(41)
Loss on extinguishment of debt	—	(100)	—	(100)
Net income	23,077	34,164	45,433	62,327
Net income attributable to noncontrolling interests	(456)	(112)	(616)	(291)
Net income available to common stockholders	$22,621	$34,052	$44,817	$62,036

Net income per common share — basic	$0.15	$0.23	$0.30	$0.42
Net income per common share — diluted	$0.15	$0.23	$0.29	$0.42
Weighted average shares — basic	151,721	148,837	151,650	148,788
Weighted average shares — diluted	152,126	149,142	152,003	149,090

See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited; in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Comprehensive Income:
Net income available to common stockholders	$22,621	$34,052	$44,817	$62,036
Other comprehensive income:
Unrealized gain on cash flow hedges	5,936	—	4,894	—
Amortization of cash flow hedges	(908)	—	(1,096)	—
Total other comprehensive income	5,028	—	3,798	—
Total comprehensive income	$27,649	$34,052	$48,615	$62,036

See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited; in thousands except per share amounts)

Three Months Ended June 30, 2023
	Common Stock	Additional Paid-In Capital	Treasury Stock	Distributions in Excess of Net Income	Accumulated Other Comprehensive Income	Stockholders' Investment	Nonredeemable Noncontrolling Interests	Total Equity
Balance March 31, 2023	$154,256	$5,631,076	$(147,157)	$(1,039,694)	$537	$4,599,018	$22,018	$4,621,036
Net income	—	—	—	22,621	—	22,621	456	23,077
Other comprehensive income	—	—	—	—	5,028	5,028	—	5,028
Common stock issued pursuant to stock-based compensation, net of tax withholding	81	1,550	—	—	—	1,631	—	1,631
Amortization of stock-based compensation, net of forfeitures	(1)	2,370	—	—	—	2,369	—	2,369
Contributions from noncontrolling interests	—	—	—	—	—	—	646	646
Distributions to noncontrolling interests	—	—	—	—	—	—	(193)	(193)
Common dividends ($0.32 per share)	—	—	—	(49,296)	—	(49,296)	—	(49,296)
Balance June 30, 2023	$154,336	$5,634,996	$(147,157)	$(1,066,369)	$5,565	$4,581,371	$22,927	$4,604,298

Three Months Ended June 30, 2022
		Common Stock	Additional Paid-In Capital	Treasury Stock	Distributions in Excess of Net Income	Stockholders’ Investment	Nonredeemable Noncontrolling Interests	Total Equity
Balance March 31, 2022		$151,349	$5,550,718	$(148,473)	$(1,005,951)	$4,547,643	$35,002	$4,582,645
Net income		—	—	—	34,052	34,052	112	34,164
Common stock issued under the ATM, net of issuance costs		2,632	100,475	—	—	103,107	—	103,107
Common stock issued pursuant to stock-based compensation, net of tax withholding		44	1,496	—	—	1,540	—	1,540
Amortization of stock-based compensation, net of forfeitures		—	2,082	—	4	2,086	—	2,086
Purchase of interest in consolidated joint venture		—	(27,638)	—	—	(27,638)	(15,749)	(43,387)
Contributions from nonredeemable noncontrolling interests		—	—	—	—	—	1,241	1,241
Distributions to nonredeemable noncontrolling interests		—	—	—	—	—	(6)	(6)
Common dividends ($0.32 per share)		—	—	—	(48,695)	(48,695)	—	(48,695)
Balance June 30, 2022		$154,025	$5,627,133	$(148,473)	$(1,020,590)	$4,612,095	$20,600	$4,632,695

See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited; in thousands except per share amounts)

Six Months Ended June 30, 2023
	Common Stock	Additional Paid-In Capital	Treasury Stock	Distributions in Excess of Net Income	Accumulated Other Comprehensive Income	Stockholders’ Investment	Nonredeemable Noncontrolling Interests	Total Equity
Balance December 31, 2022	$154,019	$5,630,327	$(147,157)	$(1,013,292)	$1,767	$4,625,664	$21,285	$4,646,949
Net income	—	—	—	44,817	—	44,817	616	45,433
Other comprehensive income	—	—	—	—	3,798	3,798	—	3,798
Common stock issued pursuant to stock-based compensation, net of tax withholding	320	(827)	—	—	—	(507)	—	(507)
Amortization of stock options, restricted stock, and restricted stock units, net of forfeitures	(3)	5,496	—	—	—	5,493	—	5,493
Contributions from nonredeemable noncontrolling interests	—	—	—	—	—	—	1,384	1,384
Distributions to nonredeemable noncontrolling interests	—	—	—	—	—	—	(358)	(358)
Common dividends ($0.64 per share)	—	—	—	(97,894)	—	(97,894)	—	(97,894)
Balance June 30, 2023	$154,336	$5,634,996	$(147,157)	$(1,066,369)	$5,565	$4,581,371	$22,927	$4,604,298

Six Months Ended June 30, 2022
		Common Stock	Additional Paid-In Capital	Treasury Stock	Distributions in Excess of Net Income	Stockholders’ Investment	Nonredeemable Noncontrolling Interests	Total Equity
Balance December 31, 2021		$151,273	$5,549,308	$(148,473)	$(985,338)	$4,566,770	$33,630	$4,600,400
Net income		—	—	—	62,036	62,036	291	62,327
Common stock issued under the ATM, net of issuance costs		2,632	100,475	—	—	103,107	—	103,107
Common stock issued pursuant to stock-based compensation, net of tax withholding		120	490	—	—	610	—	610
Amortization of stock-based compensation, net of forfeitures		—	4,498	—	4	4,502	—	4,502
Purchase of interest in consolidated joint ventures		—	(27,638)	—	—	(27,638)	(15,749)	(43,387)
Contributions from nonredeemable noncontrolling interests		—	—	—	—	—	2,520	2,520
Distributions to nonredeemable noncontrolling interests		—	—	—	—	—	(92)	(92)
Common dividends ($0.64 per share)		—	—	—	(97,292)	(97,292)	—	(97,292)
Balance June 30, 2022		$154,025	$5,627,133	$(148,473)	$(1,020,590)	$4,612,095	$20,600	$4,632,695

See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in thousands)

	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$45,433	$62,327
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on investment property transactions	2	41
Depreciation and amortization	156,039	140,605
Amortization of deferred financing costs and premium on notes payable	2,061	(130)
Equity-classified stock-based compensation expense, net of forfeitures	6,363	5,292
Effect of non-cash adjustments to rental revenues	(23,721)	(17,961)
Income from unconsolidated joint ventures	(1,426)	(6,404)
Operating distributions from unconsolidated joint ventures	2,033	3,161
Loss on extinguishment of debt	—	100
Changes in other operating assets and liabilities:
Change in receivables and other assets, net	(9,423)	(2,463)
Change in operating liabilities, net	(16,290)	(26,879)
Net cash provided by operating activities	161,071	157,689
CASH FLOWS FROM INVESTING ACTIVITIES:
Property acquisition, development, and tenant asset expenditures	(134,279)	(172,206)
Return of capital distributions from unconsolidated joint venture	10,907	10,752
Contributions to unconsolidated joint ventures	(26,299)	(31,892)
Net cash used in investing activities	(149,671)	(193,346)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facility	210,700	269,500
Repayment of credit facility	(118,800)	(192,000)
Repayment of term loans	—	(8,436)
Repayment of mortgages	(4,100)	—
Common stock issued under the ATM	—	101,668
Payment of deferred financing costs	(71)	(5,299)
Purchase of partners' interest in consolidated joint venture	—	(43,387)
Common dividends paid	(97,269)	(93,697)
Contributions from noncontrolling interests	1,384	2,520
Distributions to noncontrolling interests	(358)	(92)
Net cash provided by (used in) financing activities	(8,514)	30,777
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	2,886	(4,880)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	5,145	10,168
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$8,031	$5,288
See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of Business: Cousins Properties Incorporated (“Cousins”), a Georgia corporation, is a fully integrated, self-administered, and self-managed real estate investment trust (“REIT”). Cousins conducts substantially all of its business through Cousins Properties LP ("CPLP"). Cousins owns in excess of 99% of CPLP and consolidates CPLP. As of June 30, 2023 and 2022, limited partners owned the remaining 25,000 common units of CPLP. CPLP wholly owns Cousins TRS Services LLC ("CTRS"), a taxable entity which owns and manages its own real estate portfolio and performs certain real estate-related services for other parties.
Cousins, CPLP, CTRS, and their subsidiaries (collectively, the “Company”) develop, acquire, lease, manage, and own primarily Class A office properties and opportunistic mixed-use developments in the Sun Belt markets of the United States with a focus on Atlanta, Austin, Tampa, Charlotte, Phoenix, Dallas, and Nashville. Cousins has elected to be taxed as a REIT and intends to, among other things, distribute at least 100% of its net taxable income to stockholders, thereby eliminating any liability for federal income taxes under current law. Therefore, the results included herein do not include a federal income tax provision for Cousins. As of June 30, 2023, the Company's portfolio of real estate assets consisted of interests in 18.8 million square feet of office space and 310,000 square feet of multi-family space.
Basis of Presentation: The condensed consolidated financial statements are unaudited and were prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, these financial statements reflect all adjustments necessary (which adjustments are of a normal and recurring nature) for the fair presentation of the Company's financial position as of June 30, 2023 and the results of operations for the three and six months ended June 30, 2023 and 2022. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of results expected for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes to consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2022. The accounting policies employed are substantially the same as those shown in note 2 of the notes to consolidated financial statements included therein.
The Company evaluates all partnerships, joint ventures, and other arrangements with variable interests to determine if the entity or arrangement qualifies as a variable interest entity ("VIE"), as defined in the Financial Accounting Standard Board's ("FASB") Accounting Standards Codification ("ASC"). If the entity or arrangement qualifies as a VIE and the Company is determined to be the primary beneficiary, the Company is required to consolidate the assets, liabilities, and results of operations of the VIE. At June 30, 2023, the Company had no investments or interests in any VIEs.
2. REAL ESTATE
For the three and six months ended June 30, 2023, the Company had no real estate transactions.
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
The Company also reviews held-for-sale buildings, if any, for impairments. In order to be considered a real estate asset held-for-sale, the Company must, among other things, have the authority to commit to a plan to sell the asset in its current condition, have commenced the plan to sell the asset, and have determined that it is probable that the asset will sell within one year. If book value is in excess of estimated fair value less estimated selling costs, we impair those assets to fair value less estimated selling costs. There were no held-for-sale buildings during any periods presented in the accompanying statements of operations.

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
3. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES
The following information summarizes financial data and principal activities of the Company's unconsolidated joint ventures. The information included in the following table entitled summary of financial position is as of June 30, 2023 and December 31, 2022 ($ in thousands).

SUMMARY OF FINANCIAL POSITION
	Total Assets		Total Debt		Total Equity (Deficit)		Company's Investment
	2023	2022	2023	2022	2023	2022	2023		2022
Operating Properties:
AMCO 120 WT Holdings, LLC	$80,258	$81,136	$—	$—	$79,464	$80,509	$14,647		$14,856
Crawford Long - CPI, LLC (1)	22,323	22,857	82,294	62,856	(62,353)	(39,691)	(30,545)	(2)	(19,173)	(2)
Under Development:
Neuhoff Holdings LLC (3)	426,429	321,338	166,330	115,940	223,786	177,734	120,036		93,647
Land:
715 Ponce Holdings LLC	8,552	8,333	—	—	8,433	8,332	4,289		4,261
Sold and Other:
HICO Victory Center LP	42	158	—	—	42	5,818	20		75
	$537,604	$433,822	$248,624	$178,796	$249,372	$232,702	$108,447		$93,666

(1) In May 2023, Crawford Long - CPI, LLC refinanced the mortgage loan for the Medical Offices at Emory Hospital property. This $83.0 million interest-only mortgage loan has a fixed interest rate of 4.80% and matures in June 2032.
(2) Negative investment basis included in deferred income on the consolidated balance sheets.
(3) Neuhoff Holdings LLC has a construction loan with a borrowing capacity up to $312.7 million that matures September 2025. The interest rate applicable to the construction loan is based on the Secured Overnight Financing Rate ("SOFR") plus 3.45% with a minimum rate of 3.60%. Prior to April 2023, the loan beared interest at the London Interbank Offered Rate ("LIBOR") plus 3.45%.

The information included in the summary of operations table is for the six months ended June 30, 2023 and 2022 ($ in thousands).

SUMMARY OF OPERATIONS
	Total Revenues		Net Income (Loss)		Company's Income from Investment
	2023	2022	2023	2022	2023	2022
Operating Properties:
AMCO 120 WT Holdings, LLC	$5,451	$5,160	$1,625	$1,397	$323	$271
Crawford Long - CPI, LLC	6,360	6,480	2,151	2,324	1,006	1,091
Under Development:
Neuhoff Holdings LLC	70	69	42	58	21	29
Land:
715 Ponce Holdings LLC	141	138	100	99	51	49
Sold and Other:
Carolina Square Holdings LP	—	7,860	48	722	24	304
HICO Victory Center LP	—	72	2	6,853	1	4,557
Other	—	28	—	(12)	—	103
	$12,022	$19,807	$3,968	$11,441	$1,426	$6,404

In May 2023, Crawford Long refinanced the mortgage loan for the Medical Offices at Emory Hospital property. Proceeds from the refinancing were used to repay in full its $62.4 million mortgage loan that was set to mature in June 2023. The new $83.0 million mortgage loan has a fixed interest rate of 4.80% and matures in June 2032.
On June 30, 2022, HICO Victory Center LP sold a 3.0 acre land parcel, in Uptown Dallas, held in an unconsolidated joint venture for a gross price of $23.1 million. The Company's share of the gain from the transaction was $4.5 million and is included in income from unconsolidated joint ventures on the statements of operations.
4. INTANGIBLE ASSETS AND LIABILITIES
At June 30, 2023 and December 31, 2022, intangible assets included the following ($ in thousands):

	2023	2022
In-place leases, net of accumulated amortization of $130,830 and $131,021 in 2023 and 2022, respectively	$89,611	$102,080
Below-market ground leases, net of accumulated amortization of $2,060 and $1,860 in 2023 and 2022, respectively	17,193	17,393
Above-market leases, net of accumulated amortization of $25,240 and $25,085 in 2023 and 2022, respectively	13,409	15,093
Goodwill	1,674	1,674
	$121,887	$136,240

At June 30, 2023 and December 31, 2022, intangible liabilities were the following ($ in thousands):

	2023	2022
Below-market leases, net of accumulated amortization of $48,699 and $48,994 in 2023 and 2022, respectively	$46,511	$52,280

The amortization of the above asset and liabilities are recorded as follows ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Rental property revenues, net (Below-market and Above-market leases)	$2,526	$1,661	$4,084	$3,464

Expenses:
Depreciation and amortization (In-place leases)	7,057	7,032	12,470	14,390
Rental property operating and other expenses (Below-market ground leases)	100	82	200	174

Over the next five years and thereafter, aggregate amortization of these intangible assets and liabilities is anticipated to be as follows ($ in thousands):

	In-Place Leases	Below-Market Ground Leases	Above-Market Leases	Below-Market Leases
2023 (six months)	$9,438	$200	$1,495	$(4,336)
2024	17,407	400	2,697	(8,292)
2025	14,803	400	2,114	(7,747)
2026	12,356	400	1,695	(6,509)
2027	9,757	400	1,273	(4,973)
Thereafter	25,850	15,393	4,135	(14,654)
	$89,611	$17,193	$13,409	$(46,511)

5. OTHER ASSETS
Other assets on the consolidated balance sheets as of June 30, 2023 and December 31, 2022 included the following ($ in thousands):

	2023	2022
Predevelopment costs	$54,501	$50,009
Prepaid expenses and other assets	16,633	6,438
Furniture, fixtures and equipment and other deferred costs, net of accumulated depreciation of $18,766 and $18,860 in 2023 and 2022, respectively	10,997	11,824
Lease inducements, net of accumulated amortization of $5,360 and $5,129 in 2023 and 2022, respectively	7,922	8,091
Credit Facility deferred financing costs, net of accumulated amortization of $1,488 and $135 in 2023 and 2022, respectively	4,916	5,550
	$94,969	$81,912
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

6. NOTES PAYABLE
The following table summarizes the terms of notes payable outstanding at June 30, 2023 and December 31, 2022 ($ in thousands):

Description	Interest Rate (1)	Maturity (2)	2023	2022
Unsecured Notes:
Credit Facility	6.09%	April 2027	$148,500	$56,600
Term Loan	(3)	March 2025	400,000	400,000
Term Loan	5.38%	August 2024	350,000	350,000
Senior Note	3.95%	July 2029	275,000	275,000
Senior Note	3.91%	July 2025	250,000	250,000
Senior Note	3.86%	July 2028	250,000	250,000
Senior Note	3.78%	July 2027	125,000	125,000
Senior Note	4.09%	July 2027	100,000	100,000
			1,898,500	1,806,600
Secured Mortgage Notes:
Terminus (4)	6.34%	January 2031	221,000	221,000
Fifth Third Center	3.37%	October 2026	128,373	130,168
Colorado Tower	3.45%	September 2026	108,219	109,552
Domain 10	3.75%	November 2024	73,549	74,521
			531,141	535,241
			$2,429,641	$2,341,841

Unamortized loan costs			(5,880)	(7,235)
Total Notes Payable			$2,423,761	$2,334,606

(1) Interest rate as of June 30, 2023.
(2) Weighted average maturity of notes payable outstanding at June 30, 2023 was 3.5 years.
(3) In April 2023, the Company entered into a floating-to-fixed interest rate swap with respect to $200 million of the $400 million Term Loan. As of June 30, 2023, the fixed interest rate was 5.45%, and the floating interest rate was 6.24%.
(4) Represents $123.0 million and $98.0 million non-cross-collateralized mortgages secured by the Terminus 100 and Terminus 200 buildings, respectively.
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
At June 30, 2023, the Credit Facility's interest rate spread over Adjusted SOFR was 0.90%, and the facility fee spread was 0.15%. The amount that the Company may draw under the Credit Facility is a defined calculation based on the Company's unencumbered assets and other factors. The total available borrowing capacity under the Credit Facility was $851.5 million at June 30, 2023. The amounts outstanding under the Credit Facility may be accelerated upon the occurrence of any events of default.

The Credit Facility replaced a $1 billion prior facility that was set to expire in January 2023. The rate paid under the prior facility from January 1, 2022 through May 1, 2022 was LIBOR plus 1.05%.
Term Loans
On October 3, 2022, the Company entered into a Delayed Draw Term Loan Agreement (the "2022 Term Loan") and borrowed the full $400 million available under the loan. The loan matures on March 3, 2025 with four consecutive options to extend the maturity date for an additional six months. The interest rate provisions are the same as the 2021 Term Loan, and the covenants are the same as the Credit Facility. On April 19, 2023, the Company entered into a floating-to-fixed rate swap with respect to $200 million of the $400 million 2022 Term Loan through the maturity date of March 3, 2025. This swap fixed the underlying SOFR rate at 4.298% (see note 7).
On June 28, 2021, the Company entered into an Amended and Restated Term Loan Agreement (the "2021 Term Loan") that amended the former term loan agreement. Under the 2021 Term Loan, the Company has borrowed $350 million that matures on August 30, 2024 with four consecutive options to extend the maturity date for an additional 180 days. On September 19, 2022, the Company entered into the First Amendment to the 2021 Term Loan. This amendment aligns covenants and available interest rates, including the addition of SOFR, to that of the Credit Facility. Under the terms of this First Amendment the interest rate applicable to the 2021 Term Loan varies according to the Company's leverage ratio and may, at the election of the Company, be determined based on either (1) the Daily SOFR or Term SOFR, plus a SOFR adjustment of 0.10% ("Adjusted SOFR") and a spread of between 1.05% and 1.65%, or (2) the greater of (i) Bank of America's prime rate, (ii) the federal funds rate plus 0.50%, (iii) Term SOFR, plus a SOFR adjustment of 0.10% and 1.00%, (iv) or 1.00%, plus a spread of between 0.05% and 0.65%, based on leverage. On September 19, 2022, the Company provided notice of our election of the Daily SOFR Rate Loan provisions. On September 27, 2022, the Company entered into a floating-to-fixed interest rate swap with respect to the $350 million 2021 Term Loan through the maturity date of August 30, 2024. This swap effectively fixed the underlying SOFR rate at 4.234% (see note 7).
At June 30, 2023, the Term Loans' spread over Adjusted SOFR rate was 1.05%.
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
Secured Mortgage Notes
In December 2022, the Company refinanced mortgages on the Company's two Terminus properties in Atlanta with the existing lender. Under the new mortgages, the maturities were extended from January 2023 to January 2031, the combined principal increased to $221.0 million, and the interest rate is now 6.34%. These mortgages are neither cross-collateralized nor cross-defaulted.
In October 2022, the Company paid off, in full, its Legacy Union One and Promenade Tower mortgages.
As of June 30, 2023, the Company had $531.1 million outstanding on five non-recourse mortgage notes. All interest rates on the secured mortgage notes are fixed. Assets with depreciated carrying values of $901.7 million are pledged as security on these mortgage notes payable.
Other Debt Information
The Company is in compliance with all of the covenants related to its unsecured and secured debt.
At June 30, 2023 and December 31, 2022, the estimated fair value of the Company’s notes payable was $2.3 billion and $2.2 billion, respectively, calculated by discounting the debt's remaining contractual cash flows at estimated current market rates at which similar loans could have been obtained at June 30, 2023 and December 31, 2022. The estimate of the current market rates, which is the most significant input in the discounted cash flow calculation, is intended to replicate debt of similar maturity and loan-to-value relationship. These fair value calculations are considered to be Level 2 under the guidelines as set forth in ASC 820, as the Company utilizes market rates for similar type loans from third party brokers.

For the three and six months ended June 30, 2023 and 2022, interest expense was recorded as follows ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Total interest incurred	$30,977	$20,140	$61,098	$39,116
Interest capitalized	(5,005)	(3,591)	(10,096)	(7,042)
Total interest expense	$25,972	$16,549	$51,002	$32,074

7. DERIVATIVE FINANCIAL INSTRUMENTS
On April 19, 2023, the Company entered into a floating-to-fixed interest rate swap with respect to $200 million of the $400 million 2022 Term Loan through the maturity date of March 3, 2025. This swap effectively fixed the underlying SOFR rate at 4.298%.
On September 27, 2022, the Company entered into a floating-to-fixed interest rate swap with respect to the $350 million 2021 Term Loan through the maturity date of August 30, 2024. This swap effectively fixed the underlying SOFR rate at 4.234%.
The Company's objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. During 2022 and 2023, such derivatives were used to hedge the variable cash flows associated with the 2021 and 2022 Term Loans (referred to as "cash flow hedges").
For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Income and subsequently reclassified into interest expense in the same periods during which the hedged transaction affects earnings.
The counterparties under these swaps are major financial institutions, and the swaps contain provisions whereby if the Company defaults on certain of its indebtedness, and such default results in repayment of such indebtedness being, or becoming capable of being, accelerated by the lender, then the Company could also be declared in default under the swaps. There are no collateral requirements related to these swaps.
As of June 30, 2023, the fair value of the swap with respect to the 2022 Term Loan was $1.9 million and is included in other assets on the Company's consolidated balance sheets.
As of June 30, 2023 and December 31, 2022, the fair value of the swap with respect to the 2021 Term Loan was $3.7 million and $1.8 million, respectively, and are included in other assets on the Company's consolidated balance sheets.
The table below presents the effect of the Company's derivative financial instruments on the consolidated statements of operations for the three and six months ended June 30, 2023 and 2022 ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Cash Flow Hedges:	2023	2022	2023	2022
Amount of income recognized in accumulated other comprehensive income on interest rate derivatives	$5,936	$—	$4,894	$—
Amount of income reclassified from accumulated other comprehensive income into income as a reduction of interest expense	$(908)	$—	$(1,096)	$—
Total amount of interest expense presented in the consolidated statements of operations	$25,972	$16,549	$51,002	$32,074
The fair value of these hedges is determined using observable inputs other than quoted prices in active markets, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. These inputs are considered Level 2 inputs in the fair value hierarchy, and the Company engages a third-party expert to determine these inputs. The fair value of the cash flow hedges is determined using the conventional industry methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts made between the Company and its counterparties to the cash flow hedges. These variable cash receipts are based on the expectation of future interest rates which are derived from observed market interest rate curves. In addition, any credit valuation adjustments are considered in the fair values to account for potential nonperformance risk to the extent they would be significant inputs to the calculations. For the periods presented, credit valuation adjustments were not considered to be significant inputs.

8. OTHER LIABILITIES
Other liabilities on the consolidated balance sheets as of June 30, 2023 and December 31, 2022 included the following ($ in thousands):

	2023	2022
Ground lease liability	$53,322	$53,129
Prepaid rent	37,660	33,165
Security deposits	14,398	14,635
Restricted stock unit liability	—	1,048
Other liabilities	1,720	1,465
	$107,100	$103,442
9. COMMITMENTS AND CONTINGENCIES
Commitments
The Company had outstanding performance bonds totaling $684,000 at June 30, 2023. As a lessor, the Company had $153.1 million in future obligations under leases to fund tenant improvements and other future construction obligations at June 30, 2023.
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
10.    STOCKHOLDERS' EQUITY
In the third quarter of 2021, the Company entered into an Equity Distribution Agreement ("EDA") with six financial institutions known as an at-the-market stock offering program ("ATM Program"), under which the Company may offer and sell shares of its common stock from time to time in "at-the-market" offerings with an aggregate gross sales price of up to $500 million. In connection with the ATM Program, Cousins may, at its discretion, enter into forward equity sale agreements. The use of a forward equity sale agreement ("Forward Sales") would allow the Company to lock in a share price on the sale of shares of its common stock at the time the agreement is executed but defer receiving the proceeds from the sale of shares until a later date, allowing the Company to better align such funding with its capital needs. Sales of shares of Cousins' stock through its banking relationships, if any, are made in amounts and at times to be determined by Cousins from time to time, but the Company has no obligation to sell any of the shares in the offering and may suspend sales in connection with the offering at any time. Sales of Cousins' common stock under Forward Sales, if undertaken, meet the derivatives and hedging guidance scope exception as the contracts are related to the Company's own stock. On February 17, 2023, the Company filed a Form S-3 to renew the registration of its authorized shares. In conjunction with that Form S-3 filing, the Company entered into an Amendment to the EDA to allow for the continued issuance of shares under this ATM Program.
On April 21, 2022, the Company purchased its partner's 10% joint venture interest in HICO Avalon, LLC and HICO Avalon II, LLC, which consisted of the 8000 and 10000 Avalon office properties. This transaction did not result in a change in control and the difference between the $43.4 million purchase price of our partner's interest, which included a promote related to increases in fair value in excess of cost, and the $15.7 million book value of the outside partner's non-controlling interest was recorded as additional paid-in capital in the equity section of the Company's consolidated balance sheet. The Company's consolidated basis in Avalon's assets and liabilities was unchanged by this transaction.

On June 29, 2022, the Company issued 2.6 million shares of common stock under Forward Sales contracts executed in December 2021 at an average price of $39.92 per share, for gross proceeds of $105.1 million. To date, the Company has issued 2.6 million shares under the ATM Program and has generated cash proceeds of $101.4 million, net of $1.1 million of compensation to be paid with respect to such Forward Sales, $1.7 million of dividends owed during the period the Forward Sales were outstanding, and $900,000 of other transaction related costs. To the extent, prior to settlement, shares sold under Forward Sales were potentially dilutive during the period under the treasury stock method, the impact of such dilution is disclosed in the calculation included in note 13. The Company did not issue any shares under the ATM Program during the six months ended June 30, 2023 and did not have any outstanding Forward Sales contracts for the sale of its common stock as of June 30, 2023.
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
For the three and six months ended June 30, 2023, the Company recognized rental property revenues of $204.0 million and $404.0 million, respectively, of which $62.2 million and $121.4 million, respectively, represented variable rental revenue. For the three and six months ended June 30, 2022, the Company recognized rental property revenues of $183.2 million and $366.4 million, respectively, of which $50.2 million and $103.0 million, respectively, represented variable rental revenue.
For the three and six months ended June 30, 2023, the Company recognized fee and other revenue of $366,000 and $3.0 million, respectively. For the three and six months ended June 30, 2022, the Company recognized fee and other revenue of $2.5 million and $6.2 million, respectively. For the three and six months ended June 30, 2022, fee and other revenue includes $1.4 million and $2.2 million, respectively, related to the Company's consulting and development contracts with Norfolk Southern Railway Company, as discussed in note 3 of the notes to consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2022. For the three and six months ended June 30, 2023, none of the fee and other revenue related to Norfolk Southern Railway Company.
The Company has a lease with SVB Financial Group ("SVB Financial") at its Hayden Ferry property in Phoenix, Arizona. SVB Financial’s primary subsidiary, Silicon Valley Bank ("SVB"), was placed in receivership by the Federal Deposit Insurance Corporation ("FDIC") on March 10, 2023; and on March 17, 2023, SVB Financial filed a voluntary petition for a court-supervised reorganization under Chapter 11 of the US Bankruptcy Code. On March 27, 2023, First Citizen's BancShares, Inc. ("FCB") announced it had purchased SVB Financial's subsidiary, SVB, the primary user of the leased space. SVB Financial is current on its financial obligations under the lease through August 2023. In June 2023, the Bankruptcy court approved SVB Financial's request for an order rejecting the lease, with an effective date no later than September 30, 2023. Because collection of rents for the term of the lease no longer remains probable, a reduction of revenue of $1.6 million related to write-down of net assets associated with this lease is included in the Company's results for the three and six months ended June 30, 2023. The Company will recognize rental revenue on a cash basis through the effective date of the lease rejection.

12. STOCK-BASED COMPENSATION
The Company currently has several types of employee stock-based compensation — restricted stock, restricted stock units ("RSUs"), and the Employee Stock Purchase Plan ("ESPP"). While the Company's plans also allow for the issuance of stock options, none were outstanding as of or during any of the periods presented. A portion of the Company's independent directors' compensation is also provided in the form of company stock.
The Company's compensation expense for the three and six months ended June 30, 2023 relates to restricted stock and RSUs awarded in 2023, 2022, 2021, and 2020, and the ESPP. Compensation expense for the three and six months ended June 30, 2022 relates to restricted stock, RSUs awarded in 2022, 2021, 2020, and 2019, and the ESPP. Restricted stock, the 2023 RSUs, 2022 RSUs, 2021 RSUs, and the 2020 RSUs are equity-classified awards (settled in shares of the Company) for which compensation expense per share is fixed. The 2019 RSUs were liability-classified awards (settled in cash) for which the expense fluctuated from period to period dependent, in part, on the Company's stock price. For the three and six months ended June 30, 2023 and 2022, stock-based compensation expense, net of forfeitures, was recorded as follows ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Equity-classified awards:
Restricted stock	$927	$789	$1,785	$1,569
Market-based RSUs	1,108	936	2,859	2,148
Performance-based RSUs	303	312	783	684
Director grants	400	369	785	701
Employee Stock Purchase Plan	33	42	70	94
Total equity-classified award expense, net of forfeitures	2,771	2,448	6,282	5,196

Liability-classified awards
Time-vested RSUs	—	(152)	61	(20)
Dividend equivalent units	—	4	—	19
Total liability-classified award expense, net of forfeitures	—	(148)	61	(1)
Total stock-based compensation expense, net of forfeitures	$2,771	$2,300	$6,343	$5,195
Information on the Company's stock compensation plan, including information on the Company's equity-classified and liability-classified awards is discussed in note 15 of the notes to consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.
Grants of Equity-Classified Awards
Under the 2019 Plan, in June 2023, the Company granted 81,909 shares of stock with a grant date value of $1.6 million to independent members of the Company's board of directors (the "Board") for their service as members of the Board. These shares vested on the issuance date, and the Company records the related expense over the director's one year service period.

13. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2023 and 2022 ($ in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Earnings per common share - basic:
Numerator:
Net income	$23,077	$34,164	$45,433	$62,327
Net income attributable to noncontrolling interests in CPLP from continuing operations	(3)	(6)	(7)	(12)
Net income attributable to other noncontrolling interests	(453)	(106)	(609)	(279)
Net income available to common stockholders	$22,621	$34,052	$44,817	$62,036

Denominator:
Weighted average common shares - basic	151,721	148,837	151,650	148,788
Net income per common share - basic	$0.15	$0.23	$0.30	$0.42

Earnings per common share - diluted:
Numerator:
Net income	$23,077	$34,164	$45,433	$62,327
Net income attributable to other noncontrolling interests	(453)	(106)	(609)	(279)
Net income available for common stockholders before allocation of net income attributable to noncontrolling interests in CPLP	$22,624	$34,058	$44,824	$62,048

Denominator:
Weighted average common shares - basic	151,721	148,837	151,650	148,788
Add:
Potential dilutive common shares - restricted stock units, less shares assumed purchased at market price	380	280	328	277
Weighted average units of CPLP convertible into common shares	25	25	25	25
Weighted average common shares - diluted	152,126	149,142	152,003	149,090
Net income per common share - diluted	$0.15	$0.23	$0.29	$0.42

The treasury stock method resulted in no dilution from shares expected to be issued under the ESPP or forward contracts for the future sales of common stock under the Company's ATM Program during the respective periods presented.

14. CONSOLIDATED STATEMENTS OF CASH FLOWS - SUPPLEMENTAL INFORMATION
Supplemental information related to the cash flows, including significant non-cash activity affecting the consolidated statements of cash flows, for the six months ended June 30, 2023 and 2022 is as follows ($ in thousands):

	2023	2022
Interest paid, net of amounts capitalized	$48,502	$29,456
Income taxes paid	—	—
Non-Cash Activity:
Common stock dividends declared and accrued	49,296	48,522
Tenant improvements funded by tenants	41,240	4,360
The following table provides a reconciliation of cash and cash equivalents recorded on the consolidated balance sheets to cash, cash equivalents, and restricted cash in the consolidated statements of cash flows ($ in thousands):

	June 30, 2023	December 31, 2022
Cash and cash equivalents	$8,031	$5,145
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

Segment net income, amount of capital expenditures, and total assets are not presented in the following tables because management does not utilize these measures when analyzing its segments or when making resource allocation decisions. Information on the Company's segments along with a reconciliation of NOI to net income for the three and six months ended June 30, 2023 and 2022 are as follows ($ in thousands):

Three Months Ended June 30, 2023	Office	Non-Office	Total
Revenues:
Atlanta	$73,160	$469	$73,629
Austin	68,161	—	68,161
Charlotte	14,675	1,781	16,456
Dallas	4,225	—	4,225
Phoenix	18,220	—	18,220
Tampa	18,741	—	18,741
Other markets	6,735	—	6,735
Total segment revenues	203,917	2,250	206,167
Less: Company's share of rental property revenues from unconsolidated joint ventures	(1,744)	(469)	(2,213)
Total rental property revenues	$202,173	$1,781	$203,954

Three Months Ended June 30, 2022	Office	Non-Office	Total
Revenues:
Atlanta	$68,860	$439	$69,299
Austin	59,054	—	59,054
Charlotte	13,929	1,301	15,230
Dallas	4,132	—	4,132
Phoenix	13,533	—	13,533
Tampa	17,216	—	17,216
Other markets	7,622	1,180	8,802
Total segment revenues	184,346	2,920	187,266
Less: Company's share of rental property revenues from unconsolidated joint ventures	(2,473)	(1,619)	(4,092)
Total rental property revenues	$181,873	$1,301	$183,174

Six Months Ended June 30, 2023	Office	Non-Office	Total
Revenues:
Atlanta	$145,292	$926	$146,218
Austin	136,044	—	136,044
Charlotte	29,493	3,542	33,035
Dallas	8,412	—	8,412
Phoenix	33,803	—	33,803
Tampa	37,489	—	37,489
Other markets	13,358	—	13,358
Total segment revenues	403,891	4,468	408,359
Less: Company's share of rental property revenues from unconsolidated joint ventures	(3,403)	(926)	(4,329)
Total rental property revenues	$400,488	$3,542	$404,030

Six Months Ended June 30, 2022	Office	Non-Office	Total
Revenues:
Atlanta	$136,875	$861	$137,736
Austin	120,278	—	120,278
Charlotte	27,433	2,286	29,719
Dallas	8,328	—	8,328
Phoenix	26,963	—	26,963
Tampa	34,140	—	34,140
Other markets	14,949	2,539	17,488
Total segment revenues	368,966	5,686	374,652
Less: Company's share of rental property revenues from unconsolidated joint ventures	(4,851)	(3,400)	(8,251)
Total rental property revenues	$364,115	$2,286	$366,401

NOI by reportable segment for the three and six months ended June 30, 2023 and 2022 are as follows ($ in thousands):

Three Months Ended June 30, 2023	Office	Non-Office	Total
Net Operating Income:
Atlanta	$48,368	$284	$48,652
Austin	42,530	—	42,530
Charlotte	10,764	1,163	11,927
Dallas	3,218	—	3,218
Phoenix	10,250	—	10,250
Tampa	11,661	—	11,661
Other markets	3,606	—	3,606
Total Net Operating Income	$130,397	$1,447	$131,844

Three Months Ended June 30, 2022	Office	Non-Office	Total
Net Operating Income:
Atlanta	$46,506	$250	$46,756
Austin	36,565	—	36,565
Charlotte	10,246	972	11,218
Dallas	3,191	—	3,191
Phoenix	9,868	—	9,868
Tampa	10,643	—	10,643
Other markets	4,145	665	4,810
Total Net Operating Income	$121,164	$1,887	$123,051

Six Months Ended June 30, 2023	Office	Non-Office	Total
Net Operating Income:
Atlanta	$95,758	$554	$96,312
Austin	82,803	—	82,803
Charlotte	21,526	2,325	23,851
Dallas	6,443	—	6,443
Phoenix	22,023	—	22,023
Tampa	23,372	—	23,372
Other markets	7,176	—	7,176
Total Net Operating Income	$259,101	$2,879	$261,980

Six Months Ended June 30, 2022	Office	Non-Office	Total
Net Operating Income:
Atlanta	$90,679	$485	$91,164
Austin	72,932	—	72,932
Charlotte	20,258	1,615	21,873
Dallas	6,498	—	6,498
Phoenix	18,843	—	18,843
Tampa	21,334	—	21,334
Other markets	8,440	1,574	10,014
Total Net Operating Income	$238,984	$3,674	$242,658

The following reconciles Net Operating Income from net income for each of the periods presented ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net Income	$23,077	$34,164	$45,433	$62,327
Fee income	(352)	(2,305)	(726)	(3,693)
Termination fee income	(6,570)	(449)	(6,706)	(1,911)
Other income	(14)	(201)	(2,292)	(2,484)
General and administrative expenses	8,021	6,996	16,459	15,059
Interest expense	25,972	16,549	51,002	32,074
Depreciation and amortization	80,269	69,861	156,039	140,605
Reimbursed expenses	159	677	366	1,037
Other expenses	476	425	861	646
Income from unconsolidated joint ventures	(753)	(5,280)	(1,426)	(6,404)
Net operating income from unconsolidated joint ventures	1,559	2,542	2,968	5,261
Loss (gain) on investment property transactions	—	(28)	2	41
Loss on extinguishment of debt	—	100	—	100
Net Operating Income	$131,844	$123,051	$261,980	$242,658

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
Overview of 2023 Performance and Company and Industry Trends
Cousins Properties Incorporated ("Cousins") (and collectively, with its subsidiaries, the "Company," "we," "our," or "us") is a publicly traded (NYSE: CUZ), self-administered, and self-managed real estate investment trust, or REIT. Cousins conducts substantially all of its business through Cousins Properties LP ("CPLP"). Cousins owns in excess of 99% of CPLP and consolidates CPLP. CPLP owns Cousins TRS Services LLC, a taxable entity that owns and manages its own real estate portfolio and performs certain real estate related services for other parties. Our strategy is to create value for our stockholders through ownership of the premier urban office portfolio in the Sun Belt markets, with a particular focus on Atlanta, Austin, Tampa, Charlotte, Phoenix, Dallas, and Nashville. This strategy is based on a disciplined approach to capital allocation that includes opportunistic acquisitions, selective developments, and timely dispositions of non-core assets with a goal of maintaining a portfolio of newer and more efficient properties with lower capital expenditure requirements. This strategy is also based on a simple, flexible, and low-leveraged balance sheet that allows us to pursue compelling growth opportunities at the most advantageous points in the cycle. To implement this strategy, we leverage our strong local operating platforms within each of our major markets.
During the quarter, we leased or renewed 435,000 square feet of office space. Straight-line basis net rent per square foot increased 19.6% for those office spaces that were under lease within the past year. Same property net operating income (defined below) for consolidated properties and our share of unconsolidated properties increased 6.3% between the three months ended June 30, 2023 and 2022.
As noted above, we continue to execute new, renewal, and expansion leases with net rent increases during this current period of several socio-economic challenges. While policies and practices of employers regarding hybrid work arrangements continue to evolve, we believe our customers will prioritize a culture that fosters collaboration, innovation, and productivity, and that our customers will, accordingly, expect their employees to be present in person on a more consistent basis within our high-quality and well-amenitized properties. We have seen an increase in physical occupancy in the first half of 2023, which has driven an increase in parking revenue and certain operating expenses. Although difficult to estimate, we expect this gradual increase will continue throughout the remainder of 2023. Factors that could cause actual results to differ materially from our current expectations are set forth under "Disclosure Regarding Forward Looking Statements."
Results of Operations For The Three and Six Months Ended June 30, 2023
General
Net income available to common stockholders for the three and six months ended June 30, 2023 was $22.6 million and $44.8 million, respectively. For the three and six months ended June 30, 2022, the net income available to common stockholders was $34.1 million and $62.0 million, respectively. We detail below material changes in the components of net income available to common stockholders for the three and six months ended June 30, 2023 compared to 2022.
Rental Property Revenue, Rental Property Operating Expenses, and Net Operating Income
The following results include the performance of our Same Property portfolio. Our Same Property portfolio includes office properties that were stabilized and owned by us for the entirety of each comparable reporting period presented. A project is stabilized when it is substantially complete and held for occupancy, which is the earlier of (1) the date on which the project achieves 90% economic occupancy or (2) one year from cessation of major construction activity on the core building development. Same Property amounts for the 2023 versus 2022 comparison are from properties that were stabilized and owned as of January 1, 2022 through June 30, 2023.
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

Consolidated rental property revenues, rental property operating expenses, and NOI changed between the 2023 and 2022 periods as follows ($ in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Rental Property Revenues
Same Property	$186,316	$175,329	$10,987	6.3%	$374,037	$351,599	$22,438	6.4%
Non-Same Property	11,068	7,396	3,672	49.6%	23,287	12,891	10,396	80.6%
	197,384	182,725	14,659	8.0%	397,324	364,490	32,834	9.0%

Termination Fee Income	6,570	449	6,121		6,706	1,911	4,795
Total Rental Property Revenues	$203,954	$183,174	$20,780		$404,030	$366,401	$37,629

Rental Property Operating Expenses
Same Property	$63,794	$60,089	$3,705	6.2%	$132,042	$123,210	$8,832	7.2%
Non-Same Property	3,305	2,127	1,178	55.4%	6,270	3,883	2,387	61.5%
Total Rental Property Operating Expenses	$67,099	$62,216	$4,883	7.8%	$138,312	$127,093	$11,219	8.8%

Net Operating Income
Same Property NOI	$122,522	$115,240	$7,282	6.3%	$241,995	$228,389	$13,606	6.0%
Non-Same Property NOI	7,763	5,269	2,494	47.3%	17,017	9,008	8,009	88.9%
Total NOI	$130,285	$120,509	$9,776	8.1%	$259,012	$237,397	$21,615	9.1%
Same Property Rental Property Revenues increased for the three and six months ended June 30, 2023 compared to the same period in the prior year primarily due to an increase in economic occupancy at our Domain and Buckhead Plaza office properties and related increases in revenues recognized from tenant funded improvements owned by us. Our tenants are increasingly funding capital improvements at our buildings in excess of their tenant improvement allowances as they look to highly amenitized and creative office spaces to attract employees back into the office.
Same Property Operating Expenses increased for the three and six months ended June 30, 2023 compared to the same period in the prior year primarily due to increases in real estate tax expense and an increase in other operating expenses driven by inflation and higher physical occupancy at our properties.
Non-Same Property Rental Property Revenues, operating expenses, and NOI increased for the three and six months ended June 30, 2023 compared to the same period in the prior year primarily due to operations at our 100 Mill and Heights Union operating properties as they reached stabilization in 2022 and commencement of operations following a full building redevelopment project at Promenade Central in November 2022. These increases are partially offset by a decrease in revenues related to the write-down of net assets associated with SVB Financial Group's ("SVB Financial") bankruptcy and the impact of the rejection in bankruptcy of SVB Financial's lease at our Hayden Ferry I operating property. For more information related to this write-down, see note 11 of the notes to condensed consolidated financial statements. Hayden Ferry I was moved to Non-Same Property during the three months ended June 30, 2023, due to the financial disruption related to SVB Financial's bankruptcy and our plans to remove the property from operations in the fourth quarter for redevelopment.
Termination Fee income increased for the three and six months ended June 30, 2023 compared to the same period in the prior year and is recorded based on the timing of termination notices or negotiated agreements and expected move outs. The increase in termination fee income is driven by an increase in negotiated early terminations that were largely contemporaneous with the timing of leases executed with replacement tenants for the same leased space.
Fee Income
Fee income decreased $2.0 million, or 84.7%, and $3.0 million, or 80.3%, for the three and six months ended June 30, 2023 compared to the same period in the prior year. The decrease is primarily due to the completion of the Norfolk Southern transactions during the third quarter of 2022. For more information related to the Norfolk Southern transactions, see note 3 of the notes to consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2022.
Interest Expense
Interest expense, net of amounts capitalized, increased $9.4 million, or 56.9%, and $18.9 million, or 59.0%, for the three and six months ended June 30, 2023, compared to the same period in the prior year. This increase is primarily due to the issuance of the 2022 Term Loan in October of 2022, refinancing of the mortgage loans on our Terminus operating properties in December 2022, increases in the interest rates on other variable rate debt, and an increase in average outstanding balance on our line of credit.

Depreciation and Amortization
Depreciation and amortization changed between the 2023 and 2022 periods as follows ($ in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Depreciation and Amortization
Same Property	$72,431	$66,826	$5,605	8.4%	$142,259	$134,805	$7,454	5.5%
Non-Same Property	7,727	2,877	4,850	168.6%	13,561	5,487	8,074	147.1%
Non-Real Estate Assets	111	158	(47)	(29.7)%	219	313	(94)	(30.0)%
Total Depreciation and Amortization	$80,269	$69,861	$10,408	14.9%	$156,039	$140,605	$15,434	11.0%

Same Property depreciation and amortization increased for the three and six months ended June 30, 2023 compared to the same period in the prior year due to an increase in tenant improvements being placed into service.
Non-Same Property depreciation and amortization increased for the three and six months ended June 30, 2023 compared to the same period in the prior year. The increase is primarily due to increased depreciation at our 100 Mill and Heights Union operating properties as they reached stabilization in 2022, and at Promenade Central following a full building redevelopment project completed in November 2022.
Income and Net Operating Income from Unconsolidated Joint Ventures
Income from unconsolidated joint ventures consisted of the Company's share of the following ($ in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Income from unconsolidated joint ventures	$753	$5,280	$(4,527)	(85.7)%	$1,426	$6,404	$(4,978)	(77.7)%
Depreciation and amortization	476	1,111	(635)	(57.2)%	955	2,235	(1,280)	(57.3)%
Loss (gain) on sale of depreciated investment property	—	40	(40)	(100.0)%	—	(84)	84	(100.0)%
Gain on sale of undepreciated property	—	(4,500)	4,500	(100.0)%	—	(4,500)	4,500	(100.0)%
Interest expense	362	689	(327)	(47.5)%	642	1,306	(664)	(50.8)%
Other expense	6	16	(10)	(62.5)%	20	27	(7)	(25.9)%
Other income	(38)	(94)	56	(59.6)%	(75)	(127)	52	(40.9)%
Net operating income from unconsolidated joint ventures	$1,559	$2,542	$(983)	(38.7)%	$2,968	$5,261	$(2,293)	(43.6)%

Net operating income:
Same Property	1,257	1,224	33	2.7%	2,367	2,394	(27)	(1.1)%
Non-Same Property	302	1,318	(1,016)	(77.1)%	601	2,867	(2,266)	(79.0)%
Net operating income from unconsolidated joint ventures	$1,559	$2,542	$(983)	(38.7)%	$2,968	$5,261	$(2,293)	(43.6)%
Income from unconsolidated joint ventures decreased for the three and six months ended June 30, 2023 primarily due to the gain on sale of land parcel by a joint venture and a decrease in income and decrease in depreciation and amortization, as a result of the sale of our interest in the Carolina Square joint venture in September 2022.
Non-Same Property NOI from unconsolidated joint ventures decreased for the three and six months ended June 30, 2023 primarily due to the sale of our interest in the Carolina Square joint venture in September 2022.
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
The reconciliation of net income to FFO is as follows for the three and six months ended June 30, 2023 and 2022 ($ in thousands, except per share information):

	Three Months Ended June 30,
	2023			2022
	Dollars	Weighted Average Common Shares	Per Share Amount	Dollars	Weighted Average Common Shares	Per Share Amount
Net Income Available to Common Stockholders	$22,621	151,721	$0.15	$34,052	148,837	$0.23
Noncontrolling interest related to unitholders	3	25	—	6	25	—
Conversion of unvested restricted stock units	—	380	—	—	280	—

Net Income — Diluted	22,624	152,126	0.15	34,058	149,142	0.23
Depreciation and amortization of real estate assets:
Consolidated properties	80,158	—	0.53	69,703	—	0.47
Share of unconsolidated joint ventures	476	—	—	1,111	—	—
Partners' share of real estate depreciation	(307)	—	—	(153)	—	—
Loss (gain) on sale of depreciated properties:
Consolidated properties	—	—	—	(28)	—	—
Share of unconsolidated joint ventures	—	—	—	40	—	—
Funds From Operations	$102,951	152,126	$0.68	$104,731	149,142	$0.70

	Six Months Ended June 30,
	2023			2022
	Dollars	Weighted Average Common Shares	Per Share Amount	Dollars	Weighted Average Common Shares	Per Share Amount
Net Income Available to Common Stockholders	$44,817	151,650	$0.30	$62,036	148,788	$0.42
Noncontrolling interest related to unitholders	7	25	—	12	25	—
Conversion of unvested restricted stock units	—	328	(0.01)	—	277	—

Net Income — Diluted	44,824	152,003	0.29	62,048	149,090	0.42
Depreciation and amortization of real estate assets:
Consolidated properties	155,820	—	1.03	140,292	—	0.94
Share of unconsolidated joint ventures	955	—	—	2,235	—	0.01
Partners' share of real estate depreciation	(556)	—	—	(376)	—	—
Loss (gain) on sale of depreciated properties:
Consolidated properties	2	—	—	41	—	—
Share of unconsolidated joint ventures	—	—	—	(84)	—	—
Funds From Operations	$201,045	152,003	$1.32	$204,156	149,090	$1.37

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
The following table reconciles NOI for consolidated properties from net income for each of the periods presented ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net Income	$23,077	$34,164	$45,433	$62,327
Fee income	(352)	(2,305)	(726)	(3,693)
Termination fee income	(6,570)	(449)	(6,706)	(1,911)
Other income	(14)	(201)	(2,292)	(2,484)
General and administrative expenses	8,021	6,996	16,459	15,059
Interest expense	25,972	16,549	51,002	32,074
Depreciation and amortization	80,269	69,861	156,039	140,605
Reimbursed expenses	159	677	366	1,037
Other expenses	476	425	861	646
Income from unconsolidated joint ventures	(753)	(5,280)	(1,426)	(6,404)
Loss (gain) on investment property transactions	—	(28)	2	41
Loss on extinguishment of debt	—	100	—	100
Net Operating Income	$130,285	$120,509	$259,012	$237,397
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
Our material capital expenditure commitments as of June 30, 2023 include $153.1 million of unfunded tenant improvements and construction costs. As of June 30, 2023, we had $148.5 million drawn under our credit facility with the ability to borrow the remaining $851.5 million, as well as $8.0 million of cash and cash equivalents. We expect to have sufficient liquidity to meet our obligations for the foreseeable future.

Other Debt Information
In addition to our $1 billion unsecured Credit Facility (with $148.5 million outstanding as of June 30, 2023), we also have unsecured debt from two term loans totaling $750 million and five tranches of unsecured senior notes totaling $1 billion. Our existing mortgage debt is comprised of non-recourse, fixed-rate mortgage notes secured by various real estate assets. We expect to either refinance our non-recourse mortgage loans at maturity or repay the mortgage loans with other capital resources, including our credit facility, unsecured debt, non-recourse mortgages, construction loans, the sale of assets, joint venture equity, the issuance of common stock, the issuance of preferred stock, or the issuance of units of CPLP. Many of our non-recourse mortgages contain covenants that, if not satisfied, could result in acceleration of the maturity of the debt. We expect to either refinance the non-recourse mortgages at maturity or repay the mortgages with proceeds from asset sales, debt, or other capital resources. 86% of our consolidated debt bears interest at a fixed rate. The 14% of consolidated debt that bears interest at a floating rate is based on SOFR.
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
Cash Flows
We report and analyze our cash flows based on operating activities, investing activities, and financing activities. The following table sets forth the changes in cash flows ($ in thousands):

	Six Months Ended June 30,
	2023	2022	Change
Net cash provided by operating activities	$161,071	$157,689	$3,382
Net cash used in investing activities	(149,671)	(193,346)	43,675
Net cash provided by (used in) financing activities	(8,514)	30,777	(39,291)

The reasons for significant increases and decreases in cash flows between the periods are as follows:
Cash Flows from Operating Activities. Cash flows provided by operating activities increased $3.4 million between the 2023 and 2022 six month periods primarily due to the following: timing of receipt of prepaid rents from tenants; increase in physical occupancy at our Domain and Buckhead Plaza properties; and the stabilization in 2022 of 100 Mill and Heights Union.
Cash Flows from Investing Activities. Cash flows used in investing activities decreased $43.7 million between the 2023 and 2022 six month periods primarily due to a decrease in capital expenditures related to our 2022 redevelopment activity at two of our operating properties, including a full building redevelopment of Promenade Central, and a decrease in contributions to our Neuhoff Holdings LLC ("Neuhoff") joint venture to fund our equity share of the development of the Nashville mixed-used project.
Cash Flows from Financing Activities. Cash flows provided by financing activities decreased $39.3 million between the 2023 and 2022 six month periods primarily due to cash provided by the settlement of forward contracts sold under our Equity Distribution Agreement known as at-the-market stock offering program ("ATM Program") in June 2022, partially offset by cash used for the purchase of our partners 10% interest in a joint venture in April 2022 and an increase in net borrowings on our credit facility.
Non-Cash Activities. Our tenants are increasingly funding capital improvements at our buildings in excess of their tenant improvement allowances as they look to highly amenitized and creative office spaces to attract employees back into the office. These tenant funded improvements, which are owned by us, are recorded as an asset within operating properties and deferred income on our balance sheet. The increase in non-cash activity related to tenant improvements recorded in deferred income during the period is primarily due to a significant amount of such tenant funded improvements being placed into service during the period.

Capital Expenditures. We incur costs related to our real estate assets that include acquisition of properties, development of new properties, redevelopment of existing or newly purchased properties, leasing costs (including tenant improvements) for new or replacement tenants, and ongoing property repairs and maintenance.
Capital expenditures for assets we develop or acquire and then hold and operate are included in the property acquisition, development, and tenant asset expenditures line item within investing activities on the consolidated statements of cash flows. The change in amounts accrued are removed from the table below to show the components of these costs on a cash basis. Components of costs included in this line item for the three and six months ended June 30, 2023 and 2022 are as follows ($ in thousands):

	Six Months Ended June 30,
	2023	2022
Operating — leasing costs	$63,120	$23,722
Operating — building improvements	37,365	76,207
Capitalized interest	10,096	7,041
Development	7,622	57,815
Capitalized personnel costs	3,720	4,249
Change in accrued capital expenditures	12,356	3,172
Total property acquisition, development, and tenant asset expenditures	$134,279	$172,206

Capital expenditures decreased $37.9 million between the 2023 and 2022 periods primarily due to decreased spend on building improvements primarily related to renovations at 3350 Peachtree and Promenade Tower in 2022, the approaching completion of development activities at Domain 9 which began in 2021, and completion of development activities at our 100 Mill property that stabilized in the fourth quarter of 2022. These decreases were partially offset by an increase in leasing costs for commissions and tenant improvements and a decrease in accrued capital expenditures.
The amounts of tenant improvement and leasing costs for our office portfolio on a per square foot basis for the three months ended June 30, 2023 and 2022 were as follows:

	2023	2022
New leases	$13.83	$11.86
Renewal leases	$11.91	$7.17
Expansion leases	$2.24	$9.17

The amounts of tenant improvement and leasing costs on a per square foot basis vary by lease and by market.
Dividends. We paid common dividends of $97.3 million and $93.7 million in the six months ended June 30, 2023 and 2022, respectively. We expect to fund our future quarterly common dividends with cash provided by operating activities, also using proceeds from investment property sales, distributions from unconsolidated joint ventures, indebtedness, and proceeds from offerings of equity securities, if necessary.
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
Off Balance Sheet Arrangements
General. We have a number of off balance sheet joint ventures with varying structures, as described in note 6 of the notes to consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2022 and in note 3 of the notes to condensed consolidated financial statements. The joint ventures in which we have an interest are involved in the ownership, acquisition, and/or development of real estate. A venture will fund capital requirements or operational needs with cash from operations or financing proceeds, if possible. If additional capital is deemed necessary, a venture may request a contribution from the partners, and we will evaluate such request.
Debt. At June 30, 2023, our unconsolidated joint ventures had aggregate outstanding indebtedness to third parties of $248.6 million. These loans are generally mortgage or construction loans, which are non-recourse to us. In addition, in certain instances, we provide “non-recourse carve-out guarantees” on these non-recourse loans. Certain of these loans have variable interest rates, which creates exposure to the ventures in the form of market risk from interest rate changes.
Critical Accounting Policies
There have been no material changes in the critical accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes in the market risk associated with our notes payable at June 30, 2023 compared to that as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.
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
PART II. OTHER INFORMATION
Item 1.    Legal Proceedings.
Information regarding legal proceedings is described under the subheading "Litigation" in note 9 of the notes to condensed consolidated financial statements.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
For information on our equity compensation plans, see note 15 of the notes to consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2022, and note 12 of the notes to condensed consolidated financial statements. We did not make any sales of unregistered securities or purchase any common shares during the second quarter of 2023.

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

3.2		Bylaws of the Registrant, as amended and restated December 4, 2012, filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on December 7, 2012, and incorporated herein by reference.

3.2.1		Bylaws of the Registrant, as amended and restated July 26, 2022, filed as Exhibit 3.2.1 to the Registrant's Form 10-Q for the quarter ended June 30, 2022, and incorporated herein by reference.

3.2.2	†	Bylaws of the Registrant, as amended and restated July 25, 2023.

31.1	†	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	†	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	†	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	†	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	†	The following financial information for the Registrant, formatted in inline XBRL (Extensible Business Reporting Language): (i) the consolidated balance sheets, (ii) the consolidated statements of operations, (iii) the consolidated statements of equity, (iv) the consolidated statements of cash flows, and (v) the notes to condensed consolidated financial statements.

104	†	Cover page interactive data file (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibit 101).

†	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

COUSINS PROPERTIES INCORPORATED
/s/ Gregg D. Adzema
Gregg D. Adzema
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)
Date: July 27, 2023