Form 10-Q
period 2023-09-30
COUSINS PROPERTIES INC
filed 2023-10-26
CIK 25232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 20, 2023
Common Stock, $1 par value per share	151,773,774 shares

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

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2023	December 31, 2022
	(unaudited)
Assets:
Real estate assets:
Operating properties, net of accumulated depreciation of $1,258,003 and $1,079,662 in 2023 and 2022, respectively	$6,730,434	$6,738,354
Projects under development	126,630	111,400
Land	154,729	158,430
	7,011,793	7,008,184

Cash and cash equivalents	6,926	5,145
Accounts receivable	12,867	8,653
Deferred rents receivable	203,561	184,043
Investment in unconsolidated joint ventures	141,250	112,839
Intangible assets, net	116,092	136,240
Other assets, net	92,820	81,912
Total assets	$7,585,309	$7,537,016
Liabilities:
Notes payable	$2,418,403	$2,334,606
Accounts payable and accrued expenses	266,632	271,103
Deferred income	174,178	128,636
Intangible liabilities, net	44,295	52,280
Other liabilities	104,495	103,442
Total liabilities	3,008,003	2,890,067
Commitments and contingencies
Equity:
Stockholders' investment:
Common stock, $1 par value per share, 300,000,000 shares authorized, 154,335,798 and 154,019,214 issued, and 151,773,774 and 151,457,190 outstanding in 2023 and 2022, respectively	154,336	154,019
Additional paid-in capital	5,637,406	5,630,327
Treasury stock at cost, 2,562,024 shares in 2023 and 2022	(147,157)	(147,157)
Distributions in excess of cumulative net income	(1,095,597)	(1,013,292)
Accumulated other comprehensive income	5,723	1,767
Total stockholders' investment	4,554,711	4,625,664
Nonredeemable noncontrolling interests	22,595	21,285
Total equity	4,577,306	4,646,949
Total liabilities and equity	$7,585,309	$7,537,016

See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenues:
Rental property revenues	$198,429	$193,455	$602,459	$559,856
Fee income	318	1,677	1,044	5,370
Other	101	38	2,393	2,522
	198,848	195,170	605,896	567,748
Expenses:
Rental property operating expenses	64,838	66,632	203,150	193,725
Reimbursed expenses	149	418	515	1,455
General and administrative expenses	8,336	6,498	24,795	21,557
Interest expense	27,008	18,380	78,010	50,454
Depreciation and amortization	79,492	79,116	235,531	219,721
Other	623	231	1,484	877
	180,446	171,275	543,485	487,789

Income from unconsolidated joint ventures	582	634	2,008	7,038
Gain on sales of investments in unconsolidated joint ventures	—	56,260	—	56,260
Gain (loss) on investment property transactions	507	(20)	505	(61)
Loss on extinguishment of debt	—	—	—	(100)
Net income	19,491	80,769	64,924	143,096
Net income attributable to noncontrolling interests	(130)	(130)	(746)	(421)
Net income available to common stockholders	$19,361	$80,639	$64,178	$142,675

Net income per common share — basic and diluted	$0.13	$0.53	$0.42	$0.95
Weighted average shares — basic	151,774	151,435	151,692	149,670
Weighted average shares — diluted	152,048	151,695	152,018	149,946

See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited; in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Comprehensive Income:
Net income available to common stockholders	$19,361	$80,639	$64,178	$142,675
Other comprehensive income (loss):
Unrealized gain (loss) on cash flow hedges	1,503	(715)	6,397	(715)
Amortization of cash flow hedges	(1,345)	63	(2,441)	63
Total other comprehensive income (loss)	158	(652)	3,956	(652)
Total comprehensive income	$19,519	$79,987	$68,134	$142,023

See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited; in thousands except per share amounts)

Three Months Ended September 30, 2023
		Common Stock	Additional Paid-In Capital	Treasury Stock	Distributions in Excess of Net Income	Accumulated Other Comprehensive Income	Stockholders' Investment	Nonredeemable Noncontrolling Interests	Total Equity
Balance June 30, 2023		$154,336	$5,634,996	$(147,157)	$(1,066,369)	$5,565	$4,581,371	$22,927	$4,604,298
Net income		—	—	—	19,361	—	19,361	130	19,491
Other comprehensive income		—	—	—	—	158	158	—	158
Amortization of stock-based compensation, net of forfeitures		—	2,410	—	—	—	2,410	—	2,410
Contributions from noncontrolling interests		—	—	—	—	—	—	56	56
Distributions to noncontrolling interests		—	—	—	—	—	—	(518)	(518)
Common dividends ($0.32 per share)		—	—	—	(48,589)	—	(48,589)	—	(48,589)
Balance September 30, 2023		$154,336	$5,637,406	$(147,157)	$(1,095,597)	$5,723	$4,554,711	$22,595	$4,577,306

Three Months Ended September 30, 2022
		Common Stock	Additional Paid-In Capital	Treasury Stock	Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Stockholders’ Investment	Nonredeemable Noncontrolling Interests	Total Equity
Balance June 30, 2022		$154,025	$5,627,133	$(148,473)	$(1,020,590)	$—	$4,612,095	$20,600	$4,632,695
Net income		—	—	—	80,639	—	80,639	130	80,769
Other comprehensive loss		—	—	—	—	(652)	(652)	—	(652)
Common stock issued under the ATM, net of issuance costs		—	13	—	—	—	13	—	13
Amortization of stock-based compensation, net of forfeitures		(6)	1,805	—	4	—	1,803	—	1,803
Contributions from noncontrolling interests		—	—	—	—	—	—	(356)	(356)
Distributions to noncontrolling interests		—	—	—	—	—	—	(15)	(15)
Common dividends ($0.32 per share)		—	—	—	(48,541)	—	(48,541)	—	(48,541)
Balance September 30, 2022	Balance	$154,019	$5,628,951	$(148,473)	$(988,488)	$(652)	$4,645,357	$20,359	$4,665,716

See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited; in thousands except per share amounts)

Nine Months Ended September 30, 2023
	Common Stock	Additional Paid-In Capital	Treasury Stock	Distributions in Excess of Net Income	Accumulated Other Comprehensive Income	Stockholders’ Investment	Nonredeemable Noncontrolling Interests	Total Equity
Balance December 31, 2022	$154,019	$5,630,327	$(147,157)	$(1,013,292)	$1,767	$4,625,664	$21,285	$4,646,949
Net income	—	—	—	64,178	—	64,178	746	64,924
Other comprehensive income	—	—	—	—	3,956	3,956	—	3,956
Common stock issued pursuant to stock-based compensation, net of tax withholding	320	(827)	—	—	—	(507)	—	(507)
Amortization of stock options, restricted stock, and restricted stock units, net of forfeitures	(3)	7,906	—	—	—	7,903	—	7,903
Contributions from noncontrolling interests	—	—	—	—	—	—	1,440	1,440
Distributions to noncontrolling interests	—	—	—	—	—	—	(876)	(876)
Common dividends ($0.96 per share)	—	—	—	(146,483)	—	(146,483)	—	(146,483)
Balance September 30, 2023	$154,336	$5,637,406	$(147,157)	$(1,095,597)	$5,723	$4,554,711	$22,595	$4,577,306

Nine Months Ended September 30, 2022
	Common Stock	Additional Paid-In Capital	Treasury Stock	Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Stockholders’ Investment	Nonredeemable Noncontrolling Interests	Total Equity
Balance December 31, 2021	$151,273	$5,549,308	$(148,473)	$(985,338)	$—	$4,566,770	$33,630	$4,600,400
Net income	—	—	—	142,675	—	142,675	421	143,096
Other comprehensive loss	—	—	—	—	(652)	(652)	—	(652)
Common stock issued under the ATM, net of issuance costs	2,632	100,488	—	—	—	103,120	—	103,120
Common stock issued pursuant to stock-based compensation, net of tax withholding	120	490	—	—	—	610	—	610
Amortization of stock-based compensation, net of forfeitures	(6)	6,303	—	8	—	6,305	—	6,305
Acquisition of partners' noncontrolling interest	—	(27,638)	—	—	—	(27,638)	(15,749)	(43,387)
Contributions from noncontrolling interests	—	—	—	—	—	—	2,164	2,164
Distributions to noncontrolling interests	—	—	—	—	—	—	(107)	(107)
Common dividends ($0.96 per share)	—	—	—	(145,833)	—	(145,833)	—	(145,833)
Balance September 30, 2022	$154,019	$5,628,951	$(148,473)	$(988,488)	$(652)	$4,645,357	$20,359	$4,665,716

See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in thousands)

	Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$64,924	$143,096
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales of investment in unconsolidated joint ventures	—	(56,260)
Loss (gain) on investment property transactions	(505)	61
Depreciation and amortization	235,531	219,721
Amortization of deferred financing costs and premium on notes payable	3,102	(317)
Equity-classified stock-based compensation expense, net of forfeitures	9,209	7,526
Effect of non-cash adjustments to rental revenues	(36,679)	(29,524)
Income from unconsolidated joint ventures	(2,008)	(7,038)
Operating distributions from unconsolidated joint ventures	2,869	4,584
Loss on extinguishment of debt	—	100
Changes in other operating assets and liabilities:
Change in receivables and other assets, net	(6,979)	487
Change in operating liabilities, net	8,054	(10,088)
Net cash provided by operating activities	277,518	272,348
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from investment property sales, net	3,917	—
Proceeds from sale of interest in unconsolidated joint ventures, net	—	38,831
Property acquisition, development, and tenant asset expenditures	(198,254)	(262,822)
Return of capital distributions from unconsolidated joint ventures	10,924	10,752
Contributions to unconsolidated joint ventures	(28,681)	(35,193)
Net cash used in investing activities	(212,094)	(248,432)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facility	291,300	340,000
Repayment of credit facility	(203,400)	(267,300)
Repayment of mortgages	(6,178)	(12,719)
Common stock issued under the ATM	—	103,120
Payment of deferred financing costs	(71)	(5,299)
Purchase of partners' interest in consolidated joint venture	—	(43,387)
Common dividends paid	(145,858)	(143,818)
Contributions from noncontrolling interests	1,440	2,164
Distributions to noncontrolling interests	(876)	(107)
Net cash used in financing activities	(63,643)	(27,346)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	1,781	(3,430)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	5,145	10,168
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$6,926	$6,738
See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
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
Cousins, CPLP, CTRS, and their subsidiaries (collectively, the “Company”) develop, acquire, lease, manage, and own primarily Class A office properties and opportunistic mixed-use developments in the Sun Belt markets of the United States with a focus on Atlanta, Austin, Phoenix, Tampa, Charlotte, Dallas, and Nashville. Cousins has elected to be taxed as a REIT and intends to, among other things, distribute at least 100% of its net taxable income to stockholders, thereby eliminating any liability for federal income taxes under current law. Therefore, the results included herein do not include a federal income tax provision for Cousins. As of September 30, 2023, the Company's operating portfolio of real estate assets consisted of interests in 18.8 million square feet of office space and 310,000 square feet of multi-family space.
Basis of Presentation: The condensed consolidated financial statements are unaudited and were prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, these financial statements reflect all adjustments necessary (which adjustments are of a normal and recurring nature) for the fair presentation of the Company's financial position as of September 30, 2023 and December 31, 2022, and the results of operations for the three and nine months ended September 30, 2023 and 2022. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of results expected for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes to consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2022. The accounting policies employed are substantially the same as those shown in note 2 of the notes to consolidated financial statements included therein.
The Company evaluates all partnerships, joint ventures, and other arrangements with variable interests to determine if the entity or arrangement qualifies as a variable interest entity ("VIE"), as defined in the Financial Accounting Standard Board's ("FASB") Accounting Standards Codification ("ASC"). If the entity or arrangement qualifies as a VIE and the Company is determined to be the primary beneficiary, the Company is required to consolidate the assets, liabilities, and results of operations of the VIE. The Company had no investments or interests in any VIEs as of September 30, 2023 or December 31, 2022.
2. REAL ESTATE
In September 2023, the Company sold a 10.4 acre land parcel in Atlanta for a gross sales price of $4.25 million and recorded a gain of $507,000.
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
The Company also reviews held-for-sale buildings, if any, for impairments. In order to be considered a real estate asset held-for-sale, the Company must, among other things, have the authority to commit to a plan to sell the asset in its current condition, have commenced the plan to sell the asset, and have determined that it is probable that the asset will sell within one year. If book value is in excess of estimated fair value less estimated selling costs, we impair those assets to fair value less estimated selling costs. There were no held-for-sale buildings as of September 30, 2023 or December 31, 2022 or during any periods presented in the accompanying statements of operations.
The Company also reviews land and projects under development for impairment whenever changes in circumstances indicate the assets' carrying value may not be recoverable. None of the Company's investments in land or projects under development were impaired as of September 30, 2023 or December 31, 2022 or during any periods presented in the accompanying statement of operations.
The Company may record impairment charges in future periods if the economy and the office industry weakens, the operating results of individual buildings are materially different from our forecasts, or we shorten our contemplated hold period for any operating buildings.
3. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES
The following information summarizes financial data and principal activities of the Company's unconsolidated joint ventures. The information included in the following table entitled summary of financial position is as of September 30, 2023 and December 31, 2022 ($ in thousands).

SUMMARY OF FINANCIAL POSITION
	Total Assets		Total Debt		Total Equity (Deficit)		Company's Investment
	2023	2022	2023	2022	2023	2022	2023		2022
Operating Properties:
AMCO 120 WT Holdings, LLC	$80,362	$81,136	$—	$—	$79,203	$80,509	$14,526		$14,856
Crawford Long - CPI, LLC (1)	22,435	22,857	82,296	62,856	(62,593)	(39,691)	(30,686)	(2)	(19,173)	(2)
Under Development:
Neuhoff Holdings LLC (3)	455,070	321,338	200,640	115,940	225,130	177,734	122,391		93,647
Land:
715 Ponce Holdings LLC	8,610	8,333	—	—	8,477	8,332	4,333		4,261
Sold and Other:
HICO Victory Center LP	—	158	—	—	—	5,818	—		75
	$566,477	$433,822	$282,936	$178,796	$250,217	$232,702	$110,564		$93,666

(1) In May 2023, Crawford Long - CPI, LLC refinanced the mortgage loan for the Medical Offices at Emory Hospital property. This $83.0 million interest-only mortgage loan has a fixed interest rate of 4.80% and matures in June 2032.
(2) Negative investment basis included in deferred income on the consolidated balance sheets.
(3) Neuhoff Holdings LLC has a construction loan with a borrowing capacity up to $312.7 million that matures in September 2025. The interest rate applicable to the construction loan is based on the Secured Overnight Financing Rate ("SOFR") plus 3.45% with a minimum rate of 3.60%.

The information included in the summary of operations table is for the nine months ended September 30, 2023 and 2022 ($ in thousands).

SUMMARY OF OPERATIONS
	Total Revenues		Net Income (Loss)		Company's Income from Investment
	2023	2022	2023	2022	2023	2022
Operating Properties:
AMCO 120 WT Holdings, LLC	$8,337	$8,005	$2,698	$2,335	$537	$454
Crawford Long - CPI, LLC	9,754	9,811	2,911	3,419	1,352	1,603
Under Development:
Neuhoff Holdings LLC	105	107	59	79	30	39
Land:
715 Ponce Holdings LLC	210	220	145	156	72	78
Sold and Other:
Carolina Square Holdings LP	—	12,140	48	600	24	215
HICO Victory Center LP	—	6,873	(14)	6,871	(7)	4,546
Other	—	28	—	(12)	—	103
	$18,406	$37,184	$5,847	$13,448	$2,008	$7,038

In May 2023, Crawford Long refinanced the mortgage loan for the Medical Offices at Emory Hospital property. Proceeds from the refinancing were used to repay in full its $62.4 million mortgage loan that was set to mature in June 2023. The new $83.0 million mortgage loan has a fixed interest rate of 4.80% and matures in June 2032.
In September 2022, the Company sold its 50% joint venture interest in Carolina Square Holdings LP ("Carolina Square"), which owned a mixed-used property in Chapel Hill, to its partner for a gross sales price of $105.0 million. The Company recognized a gain of $56.3 million on the sale of its interest in Carolina Square.
In June 2022, HICO Victory Center LP sold a 3.0 acre land parcel, in Uptown Dallas, held in an unconsolidated joint venture for a gross price of $23.1 million. The Company's share of the gain from the transaction was $4.5 million and is included in income from unconsolidated joint ventures on the statements of operations.
4. INTANGIBLE ASSETS AND LIABILITIES
At September 30, 2023 and December 31, 2022, intangible assets included the following ($ in thousands):

	2023	2022
In-place leases, net of accumulated amortization of $132,411 and $131,021 in 2023 and 2022, respectively	$84,762	$102,080
Below-market ground leases, net of accumulated amortization of $2,160 and $1,860 in 2023 and 2022, respectively	17,092	17,393
Above-market leases, net of accumulated amortization of $24,273 and $25,085 in 2023 and 2022, respectively	12,564	15,093
Goodwill	1,674	1,674
	$116,092	$136,240

At September 30, 2023 and December 31, 2022, intangible liabilities were the following ($ in thousands):

	2023	2022
Below-market leases, net of accumulated amortization of $49,540 and $48,994 in 2023 and 2022, respectively	$44,295	$52,280

The amortization of the above asset and liabilities are recorded as follows ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Rental property revenues, net (Below-market and Above-market leases)	$1,371	$1,538	$5,455	$4,979

Expenses:
Depreciation and amortization (In-place leases)	4,849	7,274	17,319	21,664
Rental property operating and other expenses (Below-market ground leases)	100	100	300	310

Over the next five years and thereafter, aggregate amortization of these intangible assets and liabilities is anticipated to be as follows ($ in thousands):

	In-Place Leases	Below-Market Ground Leases	Above-Market Leases	Below-Market Leases
2023 (three months)	$4,531	$100	$646	$(2,104)
2024	17,069	400	2,425	(8,234)
2025	14,782	400	2,119	(7,728)
2026	12,382	400	1,726	(6,509)
2027	9,799	400	1,317	(4,973)
Thereafter	26,199	15,392	4,331	(14,747)
	$84,762	$17,092	$12,564	$(44,295)

5. OTHER ASSETS
Other assets on the consolidated balance sheets as of September 30, 2023 and December 31, 2022 included the following ($ in thousands):

	2023	2022
Predevelopment costs	$55,562	$50,009
Prepaid expenses and other assets	13,961	6,438
Furniture, fixtures and equipment and other deferred costs, net of accumulated depreciation of $18,994 and $18,860 in 2023 and 2022, respectively	10,586	11,824
Lease inducements, net of accumulated amortization of $5,740 and $5,129 in 2023 and 2022, respectively	8,117	8,091
Credit Facility deferred financing costs, net of accumulated amortization of $1,809 and $135 in 2023 and 2022, respectively	4,594	5,550
	$92,820	$81,912
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

6. NOTES PAYABLE
The following table summarizes the terms of notes payable outstanding at September 30, 2023 and December 31, 2022 ($ in thousands):

Description	Interest Rate (1)	Maturity (2)	2023	2022
Unsecured Notes:
Credit Facility	6.31%	April 2027	$144,500	$56,600
Term Loan	(3)	March 2025	400,000	400,000
Term Loan	5.38%	August 2024	350,000	350,000
Senior Note	3.95%	July 2029	275,000	275,000
Senior Note	3.91%	July 2025	250,000	250,000
Senior Note	3.86%	July 2028	250,000	250,000
Senior Note	3.78%	July 2027	125,000	125,000
Senior Note	4.09%	July 2027	100,000	100,000
			1,894,500	1,806,600
Secured Mortgage Notes:
Terminus (4)	6.34%	January 2031	221,000	221,000
Fifth Third Center	3.37%	October 2026	127,464	130,168
Colorado Tower	3.45%	September 2026	107,543	109,552
Domain 10	3.75%	November 2024	73,056	74,521
			529,063	535,241
			$2,423,563	$2,341,841

Unamortized loan costs			(5,160)	(7,235)
Total Notes Payable			$2,418,403	$2,334,606

(1) Interest rate as of September 30, 2023.
(2) Weighted average maturity of notes payable outstanding at September 30, 2023 was 3.3 years.
(3) In April 2023, the Company entered into a floating-to-fixed interest rate swap with respect to $200 million of the $400 million Term Loan. As of September 30, 2023, the fixed interest rate was 5.45%, and the floating interest rate was 6.46%.
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
The interest rate applicable to the Credit Facility varies according to the Company's leverage ratio and may, at the election of the Company, be determined based on either (1) the Daily SOFR or Term SOFR, plus a SOFR adjustment of 0.10% ("Adjusted SOFR") and a spread of between 0.90% and 1.40%, or (2) the greater of (i) Bank of America's prime rate, (ii) the federal funds rate plus 0.50%, (iii) Term SOFR, plus a SOFR adjustment of 0.10%, and 1.00%, or (iv) 1.00%, plus a spread of between 0.00% and 0.40%, based on leverage. In addition to the interest rate, the Credit Facility is also subject to a facility fee of 0.15% to 0.30%, depending on leverage, on the entire $1 billion capacity.
At September 30, 2023, the Credit Facility's interest rate spread over Adjusted SOFR was 0.90%, and the facility fee spread was 0.15%. The amount that the Company may draw under the Credit Facility is a defined calculation based on the Company's unencumbered assets and other factors. The total available borrowing capacity under the Credit Facility was $855.5 million at September 30, 2023. The amounts outstanding under the Credit Facility may be accelerated upon the occurrence of any events of default.

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
On June 28, 2021, the Company entered into an Amended and Restated Term Loan Agreement (the "2021 Term Loan") that amended the former term loan agreement. Under the 2021 Term Loan, the Company has borrowed $350 million that matures on August 30, 2024 with four consecutive options to extend the maturity date for an additional 180 days. On September 19, 2022, the Company entered into the First Amendment to the 2021 Term Loan. This amendment aligns covenants and available interest rates, including the addition of SOFR, to that of the Credit Facility. Under the terms of this First Amendment the interest rate applicable to the 2021 Term Loan varies according to the Company's leverage ratio and may, at the election of the Company, be determined based on either (1) the Daily SOFR or Term SOFR, plus a SOFR adjustment of 0.10% ("Adjusted SOFR") and a spread of between 1.05% and 1.65%, or (2) the greater of (i) Bank of America's prime rate, (ii) the federal funds rate plus 0.50%, (iii) Term SOFR, plus a SOFR adjustment of 0.10%, and 1.00%, (iv) or 1.00%, plus a spread of between 0.05% and 0.65%, based on leverage. On September 19, 2022, the Company provided notice of our election of the Daily SOFR Rate Loan provisions. On September 27, 2022, the Company entered into a floating-to-fixed interest rate swap with respect to the $350 million 2021 Term Loan through the maturity date of August 30, 2024. This swap effectively fixed the underlying SOFR rate at 4.234% (see note 7).
At September 30, 2023, the Term Loans' spread over the underlying SOFR rates was 1.05%.
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
Secured Mortgage Notes
In December 2022, the Company refinanced mortgages on the Company's two Terminus properties in Atlanta with the existing lender. Under the new mortgages, the maturities were extended from January 2023 to January 2031, the combined principal increased to $221.0 million, up from $178.9 million. The interest rate for each mortgage is 6.34%, up from a combined weighted average interest rate of 4.67%. These mortgages are neither cross-collateralized nor cross-defaulted.
In October 2022, the Company paid off, in full, its Legacy Union One and Promenade Tower mortgages with remaining principal balances of $66.0 million and $86.3 million, respectively. These mortgages had interest rates of 4.24% and 4.27%, respectively.
As of September 30, 2023, the Company had $529.1 million outstanding on five non-recourse mortgage notes. All interest rates on the secured mortgage notes are fixed. Assets with depreciated carrying values of $894.3 million are pledged as security on these mortgage notes payable.
Other Debt Information
The Company is in compliance with all of the covenants related to its unsecured and secured debt.
At September 30, 2023 and December 31, 2022, the estimated fair value of the Company’s notes payable was $2.2 billion, calculated by discounting the debt's remaining contractual cash flows at estimated current market rates at which similar loans could have been obtained at September 30, 2023 and December 31, 2022. The estimate of the current market rates, which is the most significant input in the discounted cash flow calculation, is intended to replicate debt of similar maturity and loan-to-value relationship. These fair value calculations are considered to be Level 2 under the guidelines as set forth in ASC 820, as the Company utilizes market rates for similar type loans from third party brokers.
For the three and nine months ended September 30, 2023 and 2022, interest expense was recorded as follows ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Total interest incurred	$31,180	$22,406	$92,278	$61,522
Interest capitalized	(4,172)	(4,026)	(14,268)	(11,068)
Total interest expense	$27,008	$18,380	$78,010	$50,454

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
As of September 30, 2023, the fair value of the swap with respect to the 2022 Term Loan was $2.3 million and is included in other assets on the Company's consolidated balance sheets.
As of September 30, 2023 and December 31, 2022, the fair values of the swap with respect to the 2021 Term Loan were $3.5 million and $1.8 million, respectively, and are included in other assets on the Company's consolidated balance sheets.
The table below presents the effect of the Company's derivative financial instruments on the consolidated statements of operations for the three and nine months ended September 30, 2023 and 2022 ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Cash Flow Hedges:	2023	2022	2023	2022
Amount of income (loss) recognized in accumulated other comprehensive income on interest rate derivatives	$1,503	$(715)	$6,397	$(715)
Amount of loss (income) reclassified from accumulated other comprehensive income into income as a reduction of interest expense	$(1,345)	$63	$(2,441)	$63
Total amount of interest expense presented in the consolidated statements of operations	$27,008	$18,380	$78,010	$50,454
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
8. OTHER LIABILITIES
Other liabilities on the consolidated balance sheets as of September 30, 2023 and December 31, 2022 included the following ($ in thousands):

	2023	2022
Ground lease liability	$53,416	$53,129
Prepaid rent	34,684	33,165
Security deposits	14,953	14,635
Restricted stock unit liability	—	1,048
Other liabilities	1,442	1,465
	$104,495	$103,442
9. COMMITMENTS AND CONTINGENCIES
Commitments
The Company had outstanding performance bonds totaling $1.3 million at September 30, 2023. As a lessor, the Company had $161.7 million in future obligations under leases to fund tenant improvements and other future construction obligations at September 30, 2023.
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
On June 29, 2022, the Company issued 2.6 million shares of common stock under Forward Sales contracts executed in December 2021 at an average price of $39.92 per share, for gross proceeds of $105.1 million. To date, the Company has issued 2.6 million shares under the ATM Program and has generated cash proceeds of $101.4 million, net of $1.1 million of compensation to be paid with respect to such Forward Sales, $1.7 million of dividends owed during the period the Forward Sales were outstanding, and $900,000 of other transaction related costs. To the extent, prior to settlement, shares sold under Forward Sales were potentially dilutive during the period under the treasury stock method, the impact of such dilution is disclosed in the calculation included in note 13. The Company did not issue any shares under the ATM Program during the nine months ended September 30, 2023 and did not have any outstanding Forward Sales contracts for the sale of its common stock as of September 30, 2023 or December 31, 2022.
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
For the three and nine months ended September 30, 2023, the Company recognized rental property revenues of $198.4 million and $602.5 million, respectively, of which $52.9 million and $174.3 million, respectively, represented variable rental revenue. For the three and nine months ended September 30, 2022, the Company recognized rental property revenues of $193.5 million and $559.9 million, respectively, of which $54.7 million and $157.7 million, respectively, represented variable rental revenue.
For the three and nine months ended September 30, 2023, the Company recognized fee and other revenue of $419,000 and $3.4 million, respectively. For the three and nine months ended September 30, 2022, the Company recognized fee and other revenue of $1.7 million and $7.9 million, respectively. For the three and nine months ended September 30, 2022, fee and other revenue includes $1.0 million and $3.2 million, respectively, related to the Company's consulting and development contracts with Norfolk Southern Railway Company, as discussed in note 3 of the notes to consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2022. For the three and nine months ended September 30, 2023, none of the fee and other revenue related to Norfolk Southern Railway Company.
The Company had a lease with SVB Financial Group ("SVB Financial") at its Hayden Ferry property in Phoenix, Arizona. SVB Financial’s primary subsidiary, Silicon Valley Bank ("SVB"), was placed in receivership by the Federal Deposit Insurance Corporation ("FDIC") on March 10, 2023; and on March 17, 2023, SVB Financial filed a voluntary petition for a court-supervised reorganization under Chapter 11 of the US Bankruptcy Code. On March 27, 2023, First Citizen's BancShares, Inc. ("FCB") announced it had purchased SVB Financial's subsidiary, SVB, the primary user of the leased space. In June 2023, the Bankruptcy court approved SVB Financial's request for an order rejecting the lease, with an effective date no later than September 30, 2023. In June 2023, the Company recorded a reduction of revenue of $1.6 million related to the write-down of net assets associated with this lease at the time that the collection of rents for the term of the lease no longer remained probable. During the three months ended September 30, 2023, the Company recognized $2.3 million of rental revenue on a cash basis related to base rent lease payments made through September 30, 2023, the effective date of the termination.
On August 8, 2023, WeWork Inc. ("WeWork"), disclosed in its Quarterly Report filed on Form 10-Q for the period ending June 30, 2023 that substantial doubt exists as to its ability to continue as a going concern. The Company, through wholly owned subsidiaries, is the landlord under leases totaling approximately 162,000 square feet with subsidiaries of WeWork at three of the Company's properties, two in the Atlanta market and one in the Charlotte market. These WeWork leases comprised $6.5 million of the Company's annual rental property revenue in the accompanying statements of operations for the nine months ended September 30, 2023. The Company also has a 20% interest in an unconsolidated joint venture that is the landlord under a lease for approximately 33,000 square feet with a subsidiary of WeWork at one property in the Atlanta market. The Company's income from unconsolidated joint ventures related to that lease is not significant. Currently, the Company does not expect any potential bankruptcy filing by WeWork to have a material impact on the Company's 2023 financial results. As of October 26, 2023, the Company has not received the October 2023 rent payments at two of the four properties, one wholly owned and the other unconsolidated, but has letter of credit enhancements that substantially support the Company's current balance sheet exposure and revenue for the remainder of 2023 for those two leases. For the other two properties, both wholly owned, the Company has received the October 2023 rent payments and does not expect that these leases will be rejected during any bankruptcy proceedings. If the Company subsequently determines that lease rejection at these two properties is probable, the net balance sheet exposure and related revenue reduction would be $1.2 million (as of the date of this filing, which reflects the October 2023 payments). The timing of recognizing this $1.2 million is subject to when the respective lease rejections become probable as well as the date on which WeWork vacates its leased space at each respective property. The Company's total projected November and December 2023 WeWork revenue at these two properties is $902,000.
12. STOCK-BASED COMPENSATION
The Company currently has several types of employee stock-based compensation — restricted stock, restricted stock units ("RSUs"), and the Employee Stock Purchase Plan ("ESPP"). While the Company's plans also allow for the issuance of stock options, none had been exercised or were outstanding as of or during any of the periods presented. A portion of the Company's independent directors' compensation is also provided in the form of company stock.
The Company's compensation expense for the three and nine months ended September 30, 2023 relates to restricted stock and RSUs awarded in 2023, 2022, 2021, and 2020, and the ESPP. Compensation expense for the three and nine months ended September 30, 2022 relates to restricted stock and RSUs awarded in 2022, 2021, 2020, and 2019, and the ESPP. Restricted stock, the 2023 RSUs, 2022 RSUs, 2021 RSUs, and the 2020 RSUs are equity-classified awards (settled in shares of the Company) for which compensation expense per share is fixed. The 2019 RSUs were liability-classified awards (settled in cash) for which the expense fluctuated from period to period dependent, in part, on the Company's stock price. For the three and nine months ended September 30, 2023 and 2022, stock-based compensation expense, net of forfeitures, was recorded as follows ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Equity-classified awards:
Restricted stock	$930	$779	$2,715	$2,348
Market-based RSUs	1,095	917	3,954	3,065
Performance-based RSUs	350	179	1,133	863
Director grants	408	385	1,193	1,086
Employee Stock Purchase Plan	34	39	104	133
Total equity-classified award expense, net of forfeitures	2,817	2,299	9,099	7,495

Liability-classified awards
Time-vested RSUs	—	(116)	61	(136)
Dividend equivalent units	—	34	—	53
Total liability-classified award expense, net of forfeitures	—	(82)	61	(83)
Total stock-based compensation expense, net of forfeitures	$2,817	$2,217	$9,160	$7,412
Information on the Company's stock compensation plan, including information on the Company's equity-classified and liability-classified awards is discussed in note 15 of the notes to consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

13. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2023 and 2022 ($ in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Earnings per common share - basic:
Numerator:
Net income	$19,491	$80,769	$64,924	$143,096
Net income attributable to noncontrolling interests in CPLP from continuing operations	(4)	(26)	(11)	(38)
Net income attributable to other noncontrolling interests	(126)	(104)	(735)	(383)
Net income available to common stockholders	$19,361	$80,639	$64,178	$142,675

Denominator:
Weighted average common shares - basic	151,774	151,435	151,692	149,670
Net income per common share - basic	$0.13	$0.53	$0.42	$0.95

Earnings per common share - diluted:
Numerator:
Net income	$19,491	$80,769	$64,924	$143,096
Net income attributable to other noncontrolling interests	(126)	(104)	(735)	(383)
Net income available for common stockholders before allocation of net income attributable to noncontrolling interests in CPLP	$19,365	$80,665	$64,189	$142,713

Denominator:
Weighted average common shares - basic	151,774	151,435	151,692	149,670
Add:
Potential dilutive common shares - restricted stock units, less shares assumed purchased at market price	249	235	301	251
Weighted average units of CPLP convertible into common shares	25	25	25	25
Weighted average common shares - diluted	152,048	151,695	152,018	149,946
Net income per common share - diluted	$0.13	$0.53	$0.42	$0.95

The treasury stock method resulted in no dilution from shares expected to be issued under the ESPP or forward contracts for the future sales of common stock under the Company's ATM Program during the respective periods presented.

14. CONSOLIDATED STATEMENTS OF CASH FLOWS - SUPPLEMENTAL INFORMATION
Supplemental information related to the cash flows, including significant non-cash activity affecting the consolidated statements of cash flows, for the nine months ended September 30, 2023 and 2022 is as follows ($ in thousands):

	2023	2022
Interest paid, net of amounts capitalized	$84,205	$58,865
Income taxes paid	—	—
Non-Cash Activity:
Common stock dividends declared and accrued	49,296	48,459
Accrued capital expenditures included in accounts payable and accrued expenses	81,707	93,528
Tenant improvements funded by tenants	48,120	56,727
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
Company management evaluates the performance of its reportable segments based in part on net operating income (“NOI”). NOI represents rental property revenues, less termination fees, less rental property operating expenses. NOI is not a measure of cash flows or operating results as measured by GAAP, is not indicative of cash available to fund cash needs, and should not be considered an alternative to cash flows as a measure of liquidity. All companies may not calculate NOI in the same manner. The Company considers NOI to be an appropriate supplemental measure to net income as it helps both management and investors understand the core operations of the Company's operating assets. NOI excludes fee income, termination fee income, other income, corporate general and administrative expenses, interest expense, depreciation and amortization, reimbursed expenses, other expenses, impairments, gains/losses on sales of real estate, gains/losses on extinguishment of debt, transaction costs, and other non-operating items.
Segment net income, amount of capital expenditures, and total assets are not presented in the following tables because management does not utilize these measures when analyzing its segments or when making resource allocation decisions. Information on the Company's segments along with a reconciliation of NOI to net income for the three and nine months ended September 30, 2023 and 2022 are as follows ($ in thousands):

Three Months Ended September 30, 2023	Office	Non-Office	Total
Revenues:
Atlanta	$75,857	$479	$76,336
Austin	62,250	—	62,250
Charlotte	14,338	1,711	16,049
Dallas	4,280	—	4,280
Phoenix	16,339	—	16,339
Tampa	18,797	—	18,797
Other markets	6,669	—	6,669
Total segment revenues	198,530	2,190	200,720
Less: Company's share of rental property revenues from unconsolidated joint ventures	(1,812)	(479)	(2,291)
Total rental property revenues	$196,718	$1,711	$198,429

Three Months Ended September 30, 2022	Office	Non-Office	Total
Revenues:
Atlanta	$70,708	$461	$71,169
Austin	64,522	—	64,522
Charlotte	14,343	1,316	15,659
Dallas	4,240	—	4,240
Phoenix	15,135	—	15,135
Tampa	18,229	—	18,229
Other markets	7,476	1,419	8,895
Total segment revenues	194,653	3,196	197,849
Less: Company's share of rental property revenues from unconsolidated joint ventures	(2,514)	(1,880)	(4,394)
Total rental property revenues	$192,139	$1,316	$193,455

Nine Months Ended September 30, 2023	Office	Non-Office	Total
Revenues:
Atlanta	$221,149	$1,405	$222,554
Austin	198,294	—	198,294
Charlotte	43,831	5,253	49,084
Dallas	12,692	—	12,692
Phoenix	50,142	—	50,142
Tampa	56,286	—	56,286
Other markets	20,027	—	20,027
Total segment revenues	602,421	6,658	609,079
Less: Company's share of rental property revenues from unconsolidated joint ventures	(5,215)	(1,405)	(6,620)
Total rental property revenues	$597,206	$5,253	$602,459

Nine Months Ended September 30, 2022	Office	Non-Office	Total
Revenues:
Atlanta	$207,582	$1,323	$208,905
Austin	184,800	—	184,800
Charlotte	41,776	3,604	45,380
Dallas	12,568	—	12,568
Phoenix	42,098	—	42,098
Tampa	52,369	—	52,369
Other markets	22,423	3,957	26,380
Total segment revenues	563,616	8,884	572,500
Less: Company's share of rental property revenues from unconsolidated joint ventures	(7,364)	(5,280)	(12,644)
Total rental property revenues	$556,252	$3,604	$559,856

NOI by reportable segment for the three and nine months ended September 30, 2023 and 2022 are as follows ($ in thousands):

Three Months Ended September 30, 2023	Office	Non-Office	Total
Net Operating Income:
Atlanta	$48,806	$316	$49,122
Austin	43,376	—	43,376
Charlotte	10,947	1,150	12,097
Dallas	3,235	—	3,235
Phoenix	11,950	—	11,950
Tampa	11,444	—	11,444
Other markets	3,660	—	3,660
Total Net Operating Income	$133,418	$1,466	$134,884

Three Months Ended September 30, 2022	Office	Non-Office	Total
Net Operating Income:
Atlanta	$46,678	$280	$46,958
Austin	39,564	—	39,564
Charlotte	10,587	935	11,522
Dallas	3,197	—	3,197
Phoenix	11,145	—	11,145
Tampa	11,254	—	11,254
Other markets	4,879	881	5,760
Total Net Operating Income	$127,304	$2,096	$129,400

Nine Months Ended September 30, 2023	Office	Non-Office	Total
Net Operating Income:
Atlanta	$144,564	$870	$145,434
Austin	126,179	—	126,179
Charlotte	32,473	3,475	35,948
Dallas	9,678	—	9,678
Phoenix	33,973	—	33,973
Tampa	34,816	—	34,816
Other markets	10,836	—	10,836
Total Net Operating Income	$392,519	$4,345	$396,864

Nine Months Ended September 30, 2022	Office	Non-Office	Total
Net Operating Income:
Atlanta	$137,357	$765	$138,122
Austin	112,496	—	112,496
Charlotte	30,845	2,549	33,394
Dallas	9,696	—	9,696
Phoenix	29,988	—	29,988
Tampa	32,588	—	32,588
Other markets	13,319	2,455	15,774
Total Net Operating Income	$366,289	$5,769	$372,058

The following reconciles Net Operating Income from net income for each of the periods presented ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net Income	$19,491	$80,769	$64,924	$143,096
Fee income	(318)	(1,677)	(1,044)	(5,370)
Termination fee income	(271)	(242)	(6,977)	(2,153)
Other income	(101)	(38)	(2,393)	(2,522)
General and administrative expenses	8,336	6,498	24,795	21,557
Interest expense	27,008	18,380	78,010	50,454
Depreciation and amortization	79,492	79,116	235,531	219,721
Reimbursed expenses	149	418	515	1,455
Other expenses	623	231	1,484	877
Income from unconsolidated joint ventures	(582)	(634)	(2,008)	(7,038)
Net operating income from unconsolidated joint ventures	1,564	2,819	4,532	8,080
Gain on sales of investments in unconsolidated joint ventures	—	(56,260)	—	(56,260)
Loss (gain) on investment property transactions	(507)	20	(505)	61
Loss on extinguishment of debt	—	—	—	100
Net Operating Income	$134,884	$129,400	$396,864	$372,058

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
During the quarter, we leased or renewed 548,000 square feet of office space. Straight-line basis net rent per square foot increased 28.7% for those office spaces that were under lease within the past year. Same property net operating income (defined below) for consolidated properties and our share of unconsolidated properties increased 4.1% between the three months ended September 30, 2023 and 2022.
For the nine months ended September 30, 2023, we leased or renewed 1.2 million square feet of office space, including 691,000 (56%) of new and expansion leases. Straight-line basis net rent per square foot increased 24.8% for those office spaces that were under lease within the past year. Same property net operating income (defined below) for consolidated properties and our share of unconsolidated properties increased 5.3% between the nine months ended September 30, 2023 and 2022.
As noted above, we continue to execute new, renewal, and expansion leases with net rent increases during this current period of several socio-economic challenges. While policies and practices of employers regarding hybrid work arrangements continue to evolve, we believe our customers will prioritize a culture that fosters collaboration, innovation, and productivity, and that our customers will, accordingly, expect their employees to be present in person on a more consistent basis within our high-quality and well-amenitized properties. We have seen an increase in physical occupancy in 2023, which has driven an increase in parking revenue and certain operating expenses. Although difficult to estimate, we expect this gradual increase will continue. Factors that could cause actual results to differ materially from our current expectations are set forth under "Disclosure Regarding Forward Looking Statements."
Results of Operations For The Three and Nine Months Ended September 30, 2023
General
Net income available to common stockholders for the three and nine months ended September 30, 2023 was $19.4 million and $64.2 million, respectively. For the three and nine months ended September 30, 2022, the net income available to common stockholders was $80.6 million and $142.7 million, respectively. We detail below material changes in the components of net income available to common stockholders for the three and nine months ended September 30, 2023 compared to 2022.
Rental Property Revenue, Rental Property Operating Expenses, and Net Operating Income
The following results include the performance of our Same Property portfolio. Our Same Property portfolio includes office properties that were stabilized and owned by us for the entirety of each comparable reporting period presented. A project is stabilized when it is substantially complete and held for occupancy, which is the earlier of (1) the date on which the project achieves 90% economic occupancy or (2) one year from cessation of major construction activity on the core building development or redevelopment. Same Property amounts for the 2023 versus 2022 comparison are from properties that were stabilized and owned as of January 1, 2022 through September 30, 2023.
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

Consolidated rental property revenues, rental property operating expenses, and NOI changed between the 2023 and 2022 periods as follows ($ in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Rental Property Revenues
Same Property	$184,478	$183,551	$927	0.5%	$558,515	$535,152	$23,363	4.4%
Non-Same Property	13,680	9,662	4,018	41.6%	36,967	22,551	14,416	63.9%
	198,158	193,213	4,945	2.6%	595,482	557,703	37,779	6.8%

Termination Fee Income	271	242	29		6,977	2,153	4,824
Total Rental Property Revenues	$198,429	$193,455	$4,974		$602,459	$559,856	$42,603

Rental Property Operating Expenses
Same Property	$61,153	$65,051	$(3,898)	(6.0)%	$193,194	$188,260	$4,934	2.6%
Non-Same Property	3,685	1,581	2,104	133.1%	9,956	5,465	4,491	82.2%
Total Rental Property Operating Expenses	$64,838	$66,632	$(1,794)	(2.7)%	$203,150	$193,725	$9,425	4.9%

Net Operating Income
Same Property NOI	$123,325	$118,500	$4,825	4.1%	$365,321	$346,892	$18,429	5.3%
Non-Same Property NOI	9,995	8,081	1,914	23.7%	27,011	17,086	9,925	58.1%
Total NOI	$133,320	$126,581	$6,739	5.3%	$392,332	$363,978	$28,354	7.8%
Same Property Rental Property Revenues increased for the nine months ended September 30, 2023 compared to the same period in the prior year primarily due to an increase in economic occupancy at our Domain and Buckhead Plaza office properties and related increases in revenues recognized from tenant funded improvements owned by us. Our tenants are increasingly funding capital improvements at our buildings in excess of their tenant improvement allowances as they look to highly amenitized and creative office spaces to attract employees back into the office.
Same Property Operating Expenses decreased for the three months ended September 30, 2023 compared to the same period in the prior year primarily due to decreases in real estate tax expense. This decrease in real estate tax expense also results in a related decrease in recoveries from tenants included Same Property revenues for the three months ended September 30, 2023.
Non-Same Property Rental Property Revenues, operating expenses, and NOI increased for the three and nine months ended September 30, 2023 compared to the same period in the prior year primarily due to operations at our 100 Mill and Heights Union operating properties as they reached stabilization in 2022 and commencement of operations following a full building redevelopment project at Promenade Central in November 2022. These increases are partially offset by a decrease in revenues related to the write-down of net assets associated with SVB Financial Group's ("SVB Financial") bankruptcy and the impact of the rejection in bankruptcy of SVB Financial's lease at our Hayden Ferry 1 building. For more information related to this write-down, see note 11 of the notes to condensed consolidated financial statements. Hayden Ferry 1 was moved to Non-Same Property during the three months ended June 30, 2023, due to the lack of comparability driven by the financial disruption related to SVB lease rejection and our plans to remove the property from operations in the fourth quarter of 2023 for redevelopment.
Termination Fee income increased for the nine months ended September 30, 2023 compared to the same period in the prior year and is recorded based on the timing of termination notices or negotiated agreements and expected move outs. The increase in termination fee income is driven by an increase in negotiated early terminations that were largely contemporaneous with the timing of leases executed with replacement tenants for the same leased space.
Fee Income
Fee income decreased $1.4 million, or 81.0%, and $4.3 million, or 80.6%, for the three and nine months ended September 30, 2023 compared to the same period in the prior year. The decrease is primarily due to the completion of the Norfolk Southern transactions during the third quarter of 2022. For more information related to the Norfolk Southern transactions, see note 3 of the notes to consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2022.
Interest Expense
Interest expense, net of amounts capitalized, increased $8.6 million, or 46.9%, and $27.6 million, or 54.6%, for the three and nine months ended September 30, 2023, compared to the same period in the prior year. This increase is primarily due to the issuance of the 2022 Term Loan in October of 2022, refinancing of the mortgage loans on our Terminus operating properties in December 2022, increases in the interest rates on other variable rate debt, and an increase in average outstanding balance on our line of credit. These increases were partially offset by the repayment of our mortgage loans at Promenade Tower and Legacy Union One in October 2022.

Depreciation and Amortization
Depreciation and amortization changed between the 2023 and 2022 periods as follows ($ in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Depreciation and Amortization
Same Property	$72,364	$75,207	$(2,843)	(3.8)%	$214,623	$210,012	$4,611	2.2%
Non-Same Property	7,015	3,771	3,244	86.0%	20,576	9,258	11,318	122.3%
Non-Real Estate Assets	113	138	(25)	(18.1)%	332	451	(119)	(26.4)%
Total Depreciation and Amortization	$79,492	$79,116	$376	0.5%	$235,531	$219,721	$15,810	7.2%

Same Property depreciation and amortization decreased for the three months ended September 30, 2023 and increased for the nine months ended September 30, 2023 compared to the same periods in the prior year due to the timing of accelerated depreciation related to shortening of estimated useful lives of lease related assets, including tenant improvements, resulting from early termination of leases.
Non-Same Property depreciation and amortization increased for the three and nine months ended September 30, 2023 compared to the same period in the prior year. The increase is primarily due to increased depreciation at our 100 Mill and Heights Union operating properties as they reached stabilization in 2022, and at Promenade Central following a full building redevelopment project completed in November 2022.
Income and Net Operating Income from Unconsolidated Joint Ventures
Income from unconsolidated joint ventures consisted of the Company's share of the following ($ in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Income from unconsolidated joint ventures	$582	$634	$(52)	(8.2)%	$2,008	$7,038	$(5,030)	(71.5)%
Depreciation and amortization	485	1,189	(704)	(59.2)%	1,440	3,424	(1,984)	(57.9)%
Gain on sale of depreciated investment property	—	—	—	—%	—	(84)	84	(100.0)%
Loss (gain) on sale of undepreciated property	—	22	(22)	(100.0)%	—	(4,478)	4,478	(100.0)%
Interest expense	508	1,010	(502)	(49.7)%	1,150	2,316	(1,166)	(50.3)%
Other expense	24	19	5	26.3%	44	46	(2)	(4.3)%
Other income	(35)	(55)	20	(36.4)%	(110)	(182)	72	(39.6)%
Net operating income from unconsolidated joint ventures	$1,564	$2,819	$(1,255)	(44.5)%	$4,532	$8,080	$(3,548)	(43.9)%

Net operating income:
Same Property	1,235	1,197	38	3.2%	3,601	3,588	13	0.4%
Non-Same Property	329	1,622	(1,293)	(79.7)%	931	4,492	(3,561)	(79.3)%
Net operating income from unconsolidated joint ventures	$1,564	$2,819	$(1,255)	(44.5)%	$4,532	$8,080	$(3,548)	(43.9)%
Income from unconsolidated joint ventures decreased for the three and nine months ended September 30, 2023 primarily due to the gain on sale of land parcel by a joint venture in 2022 and due to a decrease in income and decrease in depreciation and amortization as a result of the sale of our interest in the Carolina Square joint venture in September 2022.
Non-Same Property NOI from unconsolidated joint ventures decreased for the three and nine months ended September 30, 2023 primarily due to the sale of our interest in the Carolina Square joint venture in September 2022.
Gain on Sales of Investments in Unconsolidated Joint Ventures and Investment Properties
In September 2022, we sold our 50% joint venture interest in Carolina Square Holdings LP ("Carolina Square") for a gross sales price of $105.0 million and recognized a gain of $56.3 million on the sale.

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
The reconciliation of net income to FFO is as follows for the three and nine months ended September 30, 2023 and 2022 ($ in thousands, except per share information):

	Three Months Ended September 30,
	2023			2022
	Dollars	Weighted Average Common Shares	Per Share Amount	Dollars	Weighted Average Common Shares	Per Share Amount
Net Income Available to Common Stockholders	$19,361	151,774	$0.13	$80,639	151,435	$0.53
Noncontrolling interest related to unitholders	4	25	—	26	25	—
Conversion of unvested restricted stock units	—	249	—	—	235	—

Net Income — Diluted	19,365	152,048	0.13	80,665	151,695	0.53
Depreciation and amortization of real estate assets:
Consolidated properties	79,379	—	0.52	78,978	—	0.52
Share of unconsolidated joint ventures	485	—	—	1,189	—	0.01
Partners' share of real estate depreciation	(257)	—	—	(182)	—	—
Loss (gain) on sale of depreciated properties:
Consolidated properties	—	—	—	20	—	—
Investments in unconsolidated joint ventures	—	—	—	(56,260)	—	(0.37)
Funds From Operations	$98,972	152,048	$0.65	$104,410	151,695	$0.69

	Nine Months Ended September 30,
	2023			2022
	Dollars	Weighted Average Common Shares	Per Share Amount	Dollars	Weighted Average Common Shares	Per Share Amount
Net Income Available to Common Stockholders	$64,178	151,692	$0.42	$142,675	149,670	$0.95
Noncontrolling interest related to unitholders	11	25	—	38	25	—
Conversion of unvested restricted stock units	—	301	—	—	251	—

Net Income — Diluted	64,189	152,018	0.42	142,713	149,946	0.95
Depreciation and amortization of real estate assets:
Consolidated properties	235,199	—	1.55	219,270	—	1.46
Share of unconsolidated joint ventures	1,440	—	—	3,424	—	0.02
Partners' share of real estate depreciation	(813)	—	—	(558)	—	—
Loss (gain) on sale of depreciated properties:
Consolidated properties	2	—	—	61	—	—
Share of unconsolidated joint ventures	—	—	—	(84)	—	—
Investments in unconsolidated joint ventures	—	—	—	(56,260)	—	(0.37)
Funds From Operations	$300,017	152,018	$1.97	$308,566	149,946	$2.06

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
The following table reconciles NOI for consolidated properties from net income for each of the periods presented ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net Income	$19,491	$80,769	$64,924	$143,096
Fee income	(318)	(1,677)	(1,044)	(5,370)
Termination fee income	(271)	(242)	(6,977)	(2,153)
Other income	(101)	(38)	(2,393)	(2,522)
General and administrative expenses	8,336	6,498	24,795	21,557
Interest expense	27,008	18,380	78,010	50,454
Depreciation and amortization	79,492	79,116	235,531	219,721
Reimbursed expenses	149	418	515	1,455
Other expenses	623	231	1,484	877
Income from unconsolidated joint ventures	(582)	(634)	(2,008)	(7,038)
Gain on sale of investment in unconsolidated joint ventures	—	(56,260)	—	(56,260)
Loss (gain) on investment property transactions	(507)	20	(505)	61
Loss on extinguishment of debt	—	—	—	100
Net Operating Income	$133,320	$126,581	$392,332	$363,978

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
Our material capital expenditure commitments as of September 30, 2023 include $161.7 million of unfunded tenant improvements and construction costs. As of September 30, 2023, we had $144.5 million drawn under our credit facility with the ability to borrow the remaining $855.5 million, as well as $6.9 million of cash and cash equivalents. We expect to have sufficient liquidity to meet our obligations for the foreseeable future.
Other Debt Information
In addition to our $1 billion unsecured Credit Facility (with $144.5 million outstanding as of September 30, 2023), we also have unsecured debt from two term loans totaling $750 million and five tranches of unsecured senior notes totaling $1 billion. Our existing mortgage debt is comprised of non-recourse, fixed-rate mortgage notes secured by various real estate assets. We expect to either refinance our non-recourse mortgage loans at maturity or repay the mortgage loans with other capital resources, including our credit facility, unsecured debt, non-recourse mortgages, construction loans, the sale of assets, joint venture equity, the issuance of common stock, the issuance of preferred stock, or the issuance of units of CPLP. Many of our non-recourse mortgages contain covenants that, if not satisfied, could result in acceleration of the maturity of the debt. We expect to either refinance the non-recourse mortgages at maturity or repay the mortgages with proceeds from asset sales, debt, or other capital resources. 86% of our consolidated debt bears interest at a fixed rate. The 14% of consolidated debt that bears interest at a floating rate is based on SOFR.
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

Cash Flows
We report and analyze our cash flows based on operating activities, investing activities, and financing activities. The following table sets forth the changes in cash flows ($ in thousands):

	Nine Months Ended September 30,
	2023	2022	Change
Net cash provided by operating activities	$277,518	$272,348	$5,170
Net cash used in investing activities	(212,094)	(248,432)	36,338
Net cash used in financing activities	(63,643)	(27,346)	(36,297)

The reasons for significant increases and decreases in cash flows between the periods are as follows:
Cash Flows from Operating Activities. Cash flows provided by operating activities increased $5.2 million between the 2023 and 2022 nine month periods primarily due to the following: timing of receipt of prepaid rents from tenants; increase in physical occupancy at our Domain and Buckhead Plaza properties; the stabilization in 2022 of 100 Mill and Heights Union.
Cash Flows from Investing Activities. Cash flows used in investing activities decreased $36.3 million between the 2023 and 2022 nine month periods primarily due to a decrease in capital expenditures related to our 2022 redevelopment activity at two of our operating properties, including a full building redevelopment of Promenade Central, and a decrease in contributions to our Neuhoff Holdings LLC ("Neuhoff") joint venture needed to fund our equity share of the development of the Nashville mixed-used project.
Cash Flows from Financing Activities. Cash flows used in financing activities increased $36.3 million between the 2023 and 2022 nine month periods primarily due to cash provided by the settlement of forward contracts sold under our Equity Distribution Agreement known as at-the-market stock offering program ("ATM Program") in June 2022, partially offset by cash used for the purchase of our partner's 10% interest in a joint venture in April 2022 and an increase in net borrowings on our credit facility.
Capital Expenditures. We incur costs related to our real estate assets that include acquisition of properties, development of new properties, redevelopment of existing or newly purchased properties, leasing costs (including tenant improvements) for new or replacement tenants, and ongoing property repairs and maintenance.
Capital expenditures for assets we develop or acquire and then hold and operate are included in the property acquisition, development, and tenant asset expenditures line item within investing activities on the consolidated statements of cash flows. The change in amounts accrued are removed from the table below to show the components of these costs on a cash basis. Components of costs included in this line item for the three and nine months ended September 30, 2023 and 2022 are as follows ($ in thousands):

	Nine Months Ended September 30,
	2023	2022
Operating — leasing costs	$102,768	$153,321
Operating — building improvements	49,636	68,491
Development	15,825	75,094
Capitalized interest	10,093	8,801
Capitalized personnel costs	5,678	6,136
Change in accrued capital expenditures	14,254	(49,021)
Total property acquisition, development, and tenant asset expenditures	$198,254	$262,822

Capital expenditures decreased $64.6 million between the 2023 and 2022 periods primarily due to decreased spending (i) on leasing costs from commissions and tenant improvements, (ii) on building improvements largely related to renovations at 3350 Peachtree, Promenade Central, and Promenade Tower in 2022, and (iii) on developments driven by the approaching completion of development activities at Domain 9 and completion of development activities at our 100 Mill property that stabilized in the fourth quarter of 2022. These decreases were partially offset by a decrease in accrued capital expenditures during the year.

The amounts of tenant improvement and leasing costs for our office portfolio on a per square foot basis for the three months ended September 30, 2023 and 2022 were as follows:

	2023	2022
New leases	$12.64	$12.33
Renewal leases	$9.12	$8.74
Expansion leases	$11.07	$12.63

The amounts of tenant improvement and leasing costs on a per square foot basis vary by lease and by market.
Dividends. We paid common dividends of $145.9 million and $143.8 million in the nine months ended September 30, 2023 and 2022, respectively. We expect to fund our future quarterly common dividends with cash provided by operating activities, also using proceeds from investment property sales, distributions from unconsolidated joint ventures, indebtedness, and proceeds from offerings of equity and other securities, if necessary.
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
Debt. At September 30, 2023, our unconsolidated joint ventures had aggregate outstanding indebtedness to third parties of $282.9 million. These loans are generally mortgage or construction loans, which are non-recourse to us. In addition, in certain instances, we provide “non-recourse carve-out guarantees” on these non-recourse loans. Certain of these loans have variable interest rates, which creates exposure to the ventures in the form of market risk from interest rate changes.
Critical Accounting Policies
There have been no material changes in the critical accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes in the market risk associated with our notes payable at September 30, 2023 compared to that as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
For information on our equity compensation plans, see note 15 of the notes to consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2022, and note 12 of the notes to condensed consolidated financial statements. We did not make any sales of unregistered securities or purchase any common shares during the third quarter of 2023.

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

3.2		Bylaws of the Registrant, as amended and restated December 4, 2012, filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on December 7, 2012, and incorporated herein by reference.

3.2.1		Bylaws of the Registrant, as amended and restated July 26, 2022, filed as Exhibit 3.2.1 to the Registrant's Form 10-Q for the quarter ended June 30, 2022, and incorporated herein by reference.

3.2.2		Bylaws of the Registrant, as amended and restated July 25, 2023, filed as Exhibit 3.2.2 to the Registrant's Form 10-Q for the quarter ended June 30, 2023, and incorporated herein by reference.

31.1	†	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	†	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	†	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	†	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	†	The following financial information for the Registrant, formatted in inline XBRL (Extensible Business Reporting Language): (i) the consolidated balance sheets, (ii) the consolidated statements of operations, (iii) the consolidated statements of equity, (iv) the consolidated statements of cash flows, and (v) the notes to condensed consolidated financial statements.

104	†	Cover page interactive data file (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibit 101).

†	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

COUSINS PROPERTIES INCORPORATED
/s/ Gregg D. Adzema
Gregg D. Adzema
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)
Date: October 26, 2023