Form 10-K
period 2023-12-31
COUSINS PROPERTIES INC
filed 2024-02-07
CIK 25232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.    ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b).    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2023, the aggregate market value of the common stock of Cousins Properties Incorporated held by non-affiliates was $3,272,338,240 based on the closing sales price as reported on the New York Stock Exchange. As of February 2, 2024, 151,773,264 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s proxy statement for the annual stockholders meeting to be held on April 23, 2024 are incorporated by reference into Part III of this Form 10-K.

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
•future development and redevelopment opportunities;
•future issuances and repurchases of common stock, limited partnership units, or preferred stock;
•future distributions;
•projected capital expenditures;
•market and industry trends;
•future occupancy or volume and velocity of leasing activity;
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
•the failure to achieve anticipated benefits from acquisitions, developments, investments, or dispositions;
•the effect of common stock or operating partnership unit issuances, including those undertaken on a forward basis;
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
•threatened terrorist attacks or sociopolitical unrest such as political instability, civil unrest, armed hostilities, or political activism, which may result in a disruption of day-to-day building operations;
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
•changes in the preferences of our tenants brought about by the desire for co-working arrangements, trends toward utilizing less office space per employee, and the effect of employees working remotely;
•any adverse change in the financial condition or liquidity of one or more of our tenants;
•volatility in interest rates (including the impact upon the effectiveness of forward interest rate contract arrangements) and insurance rates;
•inflation;
•competition from other developers or investors;
•the risks associated with real estate developments (such as zoning approval, receipt of required permits, construction delays, cost overruns, and leasing risk);
•supply chain disruptions, labor shortages, and increased construction costs;
•risks associated with security breaches through cyberattacks, cyber intrusions or otherwise, as well as other significant disruptions of our information technology networks and related systems, which support our operations and our buildings;
•changes in senior management, changes in the Board of Directors, and the loss of key personnel;
•the potential liability for uninsured losses, condemnation, or environmental issues;
•the potential liability for a failure to meet regulatory requirements, including the Americans with Disabilities Act and similar laws or the impact of any investigation regarding the same;
•the financial condition and liquidity of, or disputes with, joint venture partners;
•any failure to comply with debt covenants under credit agreements;
•any failure to continue to qualify for taxation as a real estate investment trust or meet regulatory requirements;
•potential changes to state, local, or federal regulations applicable to our business;
•material changes in dividend rates on common shares or other securities or the ability to pay those dividends;
•potential changes to the tax laws impacting REITs and real estate in general;
•risks associated with climate change and severe weather events, as well as the regulatory efforts intended to reduce the effects of climate changes and investor and public perception of our efforts to respond to the same;
•the impact of newly adopted accounting principles on our accounting policies and on period-to-period comparisons of financial results;
•risks associated with possible federal, state, local, or property tax audits; and
•those additional risks and environmental or other factors discussed in reports filed with the Securities and Exchange Commission ("SEC") by the Company.
The risks set forth above are not exhaustive. Other sections of this report, including Part 1, Item 1A. Risk Factors, include additional factors that could adversely affect our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all risk factors, nor can we assess the potential impact of all risk factors on our business or the extent to which any factors, or any combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. The words “believes,” “expects,” “anticipates,” “estimates,” “plans,” “may,” “intend,” “will,” or similar expressions are intended to identify forward-looking statements. Although we believe that our plans, intentions, and expectations reflected in any forward-looking statements are reasonable, we can give no assurance that such plans, intentions, or expectations will be achieved. Given the uncertainties and risks discussed herein, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Investors should also refer to our most recent Quarterly Reports on Form 10-Q for future periods and Current Reports on Form 8-K as we file them with the SEC, and to other materials we may furnish to the public from time to time through Current Reports on Form 8-K or otherwise, for a discussion of risks and uncertainties that may cause actual results, performance, or achievements to differ materially from those expressed or implied by any forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information, or otherwise, except as required under U.S. federal securities laws.

PART I
Item 1.Business
Corporate Profile
Cousins Properties Incorporated (the “Registrant” or “Cousins”) is a Georgia corporation, that has elected to be taxed as a real estate investment trust (“REIT”). Cousins conducts substantially all of its business through Cousins Properties LP ("CPLP"). Cousins owns in excess of 99% of CPLP and consolidates CPLP. CPLP wholly owns Cousins TRS Services LLC ("CTRS"), a taxable entity that owns and manages its own real estate portfolio and performs certain real estate related services for other parties. Cousins' common stock trades on the New York Stock Exchange under the symbol “CUZ.” Cousins, CPLP, their subsidiaries, and CTRS combined are hereafter referred to as “we,” “us,” “our,” and the “Company.”
Our operations are conducted principally in the office real estate segment which we measure by geographical area.
Company Strategy
Our strategy is to create value for our stockholders through ownership of the premier office portfolio in the Sun Belt markets of the United States, with a particular focus on Atlanta, Austin, Tampa, Charlotte, Phoenix, Dallas, and Nashville. This strategy is based on a disciplined approach to capital allocation that includes opportunistic acquisitions, selective developments, and timely dispositions of non-core assets, with a goal of maintaining a portfolio of newer and more efficient properties with lower capital expenditure requirements. To implement this disciplined approach, we maintain a simple, flexible, and low-leveraged balance sheet, which allows us to pursue compelling growth opportunities at the most advantageous points in the cycle. We utilize our strong local operating platforms within each of our major markets to implement this strategy.
Recent Notable Business Developments
In 2019, we completed a merger with TIER REIT, Inc. resulting in the acquisition of 5.8 million square feet of operating properties. In addition to this transaction, over the past five years, we have acquired 2.6 million square feet of operating properties for $974 million in gross purchase price, completed 2.2 million square feet of development at total project costs of $858 million, and sold 5.5 million square feet of operating properties for $1.3 billion in gross sales price. These transactions are consistent with our strategy and have created value for our stockholders through both growth and repositioning our portfolio.
2023 Activities
During 2023, we continued development of two projects, sold a land parcel, completed several financing transactions, and generated positive operating results in our property portfolio. The following is a summary of our significant 2023 activities:
Development Activity
•Continued development and commenced initial operations of Neuhoff, a mixed-use property in Nashville, TN that consists of 448,000 square feet of office space and 542 apartments. The project is being developed by a 50%-owned joint venture, and our share of the total expected project costs is $282 million.
•Continued development of Domain 9, a 338,000 square foot office property in Austin, TX. The total expected project cost of this wholly-owned property is $147 million.
Disposition Activity
•Sold a 10.4 acre land parcel in Atlanta, GA for a gross price of $4.25 million and recorded a gain of $507,000.
Financing Activity
•Entered into a floating-to-fixed interest rate swap on $200 million of our $400 million Term Loan with an original maturity of March 2025, fixing the underlying daily Secured Overnight Financing Rate ("SOFR") at 4.298% through the original maturity.
•Refinanced the mortgage loan for our Medical Offices at Emory Hospital property in Atlanta, GA, which is owned in a 50-50 joint venture with Emory University. This $83.0 million interest-only mortgage loan has a fixed interest rate of 4.80% and matures in June 2032.

Portfolio Activity
•Leased or renewed 1.7 million square feet of office space, including 882,000 square feet of new and expansion space.
•Increased second generation net rent per square foot by 5.8% on a cash-basis.
•Increased same property net operating income by 4.2% on a cash-basis.
Sustainability
Our sustainability strategy is focused on developing and maintaining resilient buildings that are operated in an environmentally and socially responsible manner, thereby encouraging office users to select us for their corporate operations, while enhancing the communities in which our buildings are located. Over the long-term, we believe properties that reflect these priorities will remain attractive to office users and investors and, as a result, we anticipate that this philosophy will continue to create value for our stockholders. We seek these outcomes through creating and maintaining a resilient portfolio of high quality office buildings by prioritizing investments and operational activities that result in an efficient and healthy portfolio, investing in the professional development and wellness of our employees, and seeking ways to support and serve our communities. Our corporate governance is guided by our commitment to conduct our business in accordance with the highest ethical principles, the oversight and direction of an experienced and diverse board of directors, and an integrated approach to risk management.
We have been an advocate and practitioner of energy conservation measures and sustainability initiatives for many years and continue to evaluate the characteristics of existing buildings to determine feasible improvements that maximize operating efficiencies, reduce the consumption of energy, water, and waste, and increase waste diversion through recycling and other efforts. Our 2022 Corporate Responsibility Report ("CR Report"), published in June 2023, included goals to reduce energy, greenhouse gas emissions, and water usage, as well as in respect of LEED and Energy Star ratings, and to attain Healthy Building Certifications.
In the development and operation of our office buildings, we look to relevant industry standards for guidelines on energy performance and other measures. In particular, we are influenced by EnergyStar, LEED, BOMA 360, and Fitwel. As part of our pragmatic approach to sustainability, we consider the guidelines and ratings when designing our new developments and improvements to existing office buildings, and we may seek to include the guidelines or ratings where we believe adoption of the guidelines or receipt of ratings will have a positive effect on our leasing efforts, asset valuation, operational excellence, and/or resource consumption. In addition, we evaluate the proximity to transit options, with a strong preference for nearby bus and rail transit. We also include climate-related physical and transition risk assessments in our review of development opportunities and our evaluation of operating buildings, including the risks of extreme temperatures, floods, hurricanes, droughts, and other impacts of climate change. When planning development projects, we take all of the foregoing into account, and we strive to design highly-sustainable buildings, generally taking advantage of LEED and/or BOMA 360 certification processes and designations.
Our Board-level Sustainability Committee was established in 2022 and advises the Board and provides oversight of management on sustainability objectives and strategy. The Committee, alongside management, monitors and evaluates the Company's progress in achieving its sustainability performance goals and commitments related to climate action and resilience. The Committee also reviews and approves the annual CR Report. This oversight is complementary to that of three other key committees - the Compensation & Human Capital Committee (oversight of human capital matters, including diversity, inclusion, retention, succession planning, and executive compensation), the Nominating & Governance Committee (oversight of our adherence to corporate governance best practices), and the Audit Committee (oversight of the integrity of our financial statements, accounting and financial reporting processes, our system of internal controls, and our risk management, including cyber risk and insurance risks).
We publish reports reflecting our corporate social responsibility practices (including sustainability), which are available on the Sustainability page of our website at www.cousins.com. Since 2016, we have participated in the annual Global Real Estate Sustainability Benchmark ("GRESB") assessment, which validates Environmental, Social, and Corporate Governance ("ESG") performance data of property portfolios around the world and creates peer benchmarks for use by investors. In each of these GRESB assessments, we received a rating of "Green Star," with a total score each year above the GRESB overall participant average. Since 2017, we have scored at or above our peer group average in the GRESB Public Disclosure assessment, which GRESB has indicated is intended to represent an overall measure of disclosure by listed real estate companies on matters related to the environment, social, and governance practices, based on a selection of indicators aligned with the GRESB Annual Sustainability Benchmark assessment. Our 2023 scores (based on 2022 data), along with additional information on our sustainability and other corporate social responsibility initiatives, will be included under the caption "Sustainability and Corporate Responsibility" in the Proxy Statement relating to our 2024 Annual Meeting of Stockholders. Except for the documents specifically incorporated by reference into this Annual Report on Form 10-K, information contained in our CR Reports or on our website or that can be accessed through our website is not incorporated by reference into this Annual Report on Form 10-K.
Competition
We compete against other real estate owners with similar properties located in our markets and distinguish ourselves to tenants and buyers primarily on the basis of location; rental rates and sales prices; services provided; proximity to public transit; reputation; design, condition, and resiliency of our facilities; operational efficiencies; and availability of amenities. We also compete against other real estate companies, financial institutions, pension funds, partnerships, individual investors, and others when attempting to acquire, develop, or sell properties.
Human Capital
Our executive offices are located at 3344 Peachtree Road NE, Suite 1800, Atlanta, Georgia 30326-4802, and we maintain regional offices in each of our additional key operating markets of Austin, Charlotte, Phoenix, Tampa, and Dallas.
We recognize that our achievements and progress on our corporate strategy are made possible by the attraction, development, and retention of our dedicated employees. From time to time, we evaluate, modify, and enhance our internal processes and technologies to increase employee engagement, productivity, and efficiency, which we believe benefits our operations and performance. We also invest in training and development opportunities to enhance our employees’ engagement, effectiveness, and well-being.
All of our employees are responsible for upholding our Code of Business Conduct and Ethics (the “Code”) and our Core Values, which includes the embrace of diversity in the backgrounds, cultures, interests, and experiences within our Company, and we strive to have a workforce that reflects the diversity of qualified talent that is available in the markets we serve. Our Code and Core Values are available on our website at www.cousins.com. As of December 31, 2023, we had 305 full-time employees, which includes the seven executive officers listed on page 22, with women representing 39% of our workforce and with 44% of the workforce self-identifying as a minority. In addition, as of December 31, 2023, 44% of our supervisors and 33% of our Board of Directors, including the Chair of our Audit Committee, were women; and 25% of our supervisors self-identify as a minority. We also recognize the importance of experienced leadership; as of December 31, 2023, the average tenure at Cousins for the executive team was thirteen years.
We are committed to maintaining a healthy environment for our employees that enables them to be productive members of our team. Our priorities include professional development, health and wellness, and community engagement by our employees. Some of our engagement efforts include “townhall” events for all employees, where we provide updates on recent accomplishments and key initiatives; employee engagement surveys; and sponsorship of community engagement opportunities and various health challenges.
We also strive to provide competitive pay, benefits, and services that help meet the varying needs of our employees. Our general total rewards packages include market-competitive pay, performance-conditioned annual incentive compensation, stock- and performance-based long-term incentive compensation for key employees, healthcare and retirement benefits, paid time off, paid new parent leave, and other unpaid family leave. Through a combination of Company giving and direct voluntary participation by our employees, we donate funds to support meaningful organizations in communities across our geographical footprint.
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
We typically manage this potential liability through performance of Phase I Environmental Site Assessments and, as necessary, Phase II Environmental Site Assessments, which may include environmental sampling on properties we acquire or develop. Even with these assessments and testings, no assurance can be given that environmental liabilities do not exist, that the reports revealed all environmental liabilities, or that no prior owner created or permitted any material environmental condition not known to us. Additionally, new laws may be enacted or existing laws may be amended to be more stringent, which may increase the potential liability or negatively impact the owner's ability to develop the property or to borrow using such real estate as collateral. In certain situations, we have sought to avail ourselves of legal and regulatory protections offered by federal and state authorities to prospective purchasers of property. Where applicable studies have resulted in the determination that remediation was required by applicable law, the necessary remediation is typically incorporated into the operational or development activity of the relevant property. We are not presently aware of any environmental liability that we believe would have a material adverse effect on our business, assets, results of operations, or ability to borrow using the real estate as collateral.
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
•local real estate conditions such as an oversupply of rentable space caused by increased development of new properties, a reduction in demand for rentable space caused by a change in the preferences and requirements of our tenants (including space usage), such as work-from-home practices and utilization of open workspaces or "co-working" space, or local economic conditions decreasing the desirability of our locations;
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
•changes in interest rates and availability of permanent financing sources that may render the sale of a property difficult or unattractive or otherwise reduce returns to stockholders; and
•supply chain disruptions, labor shortages, and increased construction costs.
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
Our ability to collect rent from tenants may affect our ability to pay for adequate maintenance, insurance, and other operating costs. Also, the expense of owning and operating a property is not necessarily proportionally reduced when circumstances such as reduced occupancy or other market factors cause a reduction in revenue from the property. If a property is mortgaged and we are unable to meet the mortgage payments, the lender could foreclose on the mortgage and take title to the property.
Impairment risks. We regularly review our real estate assets for impairment in accordance with accounting principles generally accepted in the United States ("GAAP"); and based on these reviews, we may record impairments that have an adverse effect on our results of operations. Negative or uncertain market and economic conditions, as well as market volatility, increase the likelihood of incurring impairment. If we decide to sell a real estate asset rather than holding it for long-term investment or if we reduce our estimates of future cash flows on a real estate asset, the risk of impairment increases. The magnitude and frequency with which these charges occur could materially and adversely affect our business, financial condition, and results of operations.
Leasing risk. Our operating office properties were 90.9% leased at December 31, 2023. Our 20 largest customers account for a meaningful portion of our revenues. Our operating revenues are dependent upon entering into leases with, and collecting rents from, our tenants. Tenants whose leases are expiring may want to decrease the space they lease and/or may be unwilling to continue their lease. When leases expire or are terminated, replacement tenants may not be available upon acceptable terms and market rental rates may be lower than the previous contractual rental rates. Also, our tenants may approach us for additional concessions in order to remain open and operating. The granting of these concessions may adversely affect our results of operations and cash flows to the extent that they result in reduced rental rates, additional capital improvements, or allowances paid to, or on behalf of, the tenants.
Tenant and market concentration risk. As of December 31, 2023, our top 20 tenants represented 37.9% of our annualized base rental revenues with our largest single tenant accounting for 8.1% of our annualized base rental revenues. The inability or refusal of any of our significant tenants to pay rent or a decision by a significant tenant to vacate their premises prior to, or at the conclusion of, their lease term could have a significant negative impact on our results of operations or financial condition if a suitable replacement tenant is not secured in a timely manner.
For the three months ended December 31, 2023, 36.5% of our net operating income for properties owned was derived from the Atlanta area, 32.8% was derived from the Austin area, 9.1% was derived from the Tampa area, 8.6% was derived from the Charlotte area, and 7.6% was derived from the Phoenix area. Any adverse economic conditions impacting Atlanta, Austin, Tampa, Charlotte, or Phoenix could adversely affect our overall results of operations and financial condition.
Uninsured losses and condemnation costs. Accidents, earthquakes, hurricanes, tornadoes, floods, droughts, ice storms, terrorism incidents, and other physical losses at our properties could adversely affect our operating results. Casualties may occur that significantly damage an operating property or property under development, insurance deductibles or co-insurance limits may be significant (including with respect to damage from named wind storms), and insurance proceeds may be less than the total loss incurred by us. Although we, or our joint venture partners where applicable, maintain casualty insurance under policies we believe to be adequate and appropriate, including rent loss insurance on operating properties, some types of losses, such as those related to the termination of longer-term leases and other contracts, generally are not insured. Certain types of insurance may not be available or may be available on terms that could result in large uninsured losses, and insurers may not pay a claim as required under a policy. Property ownership also involves potential liability to third parties for such matters as personal injuries occurring on the property. Such losses may not be fully insured. In addition to uninsured losses, various government authorities may condemn all or parts of operating properties. Such condemnations could adversely affect the viability of such projects.
Environmental issues. Federal, state, and local laws and regulations relating to the protection of the environment may require a current or previous owner or operator of real estate to investigate and clean up hazardous or toxic substances or petroleum product released at a property. If determined to be liable, the owner or operator may have to pay a governmental entity or third parties for property damage and for investigation and clean-up costs incurred by such parties in connection with the contamination, or perform such investigation and clean up itself. Although certain legal protections may be available to prospective purchasers of property, these laws typically impose clean-up responsibility and liability without regard to whether the owner or operator knew of or caused the presence of the regulated substances. Even if more than one person may have been responsible for the release of regulated substances at the property, each person covered by the environmental laws may be held responsible for all of the clean-up costs incurred. In addition, third parties may sue the owner or operator of a site for damages and costs resulting from regulated substances emanating from that site. We manage this risk through Phase I Environmental Site Assessments and, as necessary, Phase II Environmental Site Assessments, which may include environmental sampling on properties we acquire or develop.
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
Climate change risks. The physical effects of climate change could have a material adverse effect on our properties, operations, and business. To the extent climate change causes changes in weather patterns or severity, our markets could experience increases in storm intensity (including floods, fires, tornadoes, hurricanes, droughts, or ice storms), rising sea-levels, and changes in precipitation, temperature, air quality, and quality and availability of water. Over time, these conditions could result in physical damage to, or declining demand for, our properties or our inability to operate the buildings efficiently or at all. Climate change may also indirectly affect our business by increasing the cost of (or making unavailable) property insurance on terms we find acceptable, increasing the cost of required resources, including energy, other fuel sources, water, and waste removal services, and increasing the risk and severity of floods, fires, tornadoes, hurricanes, droughts, ice storms, and earthquakes at our properties. Should the impact of climate change be severe or occur for lengthy periods of time, our financial condition or results of operations could be adversely impacted. In addition, compliance with new or more stringent laws or regulations or stricter interpretations of existing laws may require material expenditure by us. For example, various federal, state, and local laws and regulations have been implemented or are under consideration to mitigate the effects of climate change caused by greenhouse gas emissions. Among other things, "green" building codes may seek to reduce emissions through the imposition of standards for design, construction materials, water and energy usage and efficiency, and waste management. Such codes could require us to make improvements to our existing properties, increase the costs of maintaining or improving our existing properties or developing new properties, or increase taxes and fees assessed on us or our properties. Expenditures required for compliance with such codes may affect our cash flow and results of operations. Additionally, although we pursue a robust sustainability strategy, new approaches and trends regarding building resiliency emerge from time to time in this rapidly evolving focus area. Our approaches and priorities may differ from those of our peers, and the perception of the public or investors of these differences may adversely impact our portfolio attractiveness of our ability to lease space at competitive rates.
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
Liquidity risk. Real estate investments are relatively illiquid and can be difficult to sell and convert to cash quickly. As a result, our ability to sell one or more of our properties, may be limited. In the event we want to sell a property, we may not be able to do so in the desired time period, the sales price of the property may not meet our expectations or requirements, and/or we may be required to record an impairment on the property.
Ground lease risks. As of December 31, 2023, we had interests in eight land parcels in various markets that we lease individually on a long-term basis. As of December 31, 2023, we had 2.0 million aggregate square feet of rental space located on these leased parcels, from which we generated 13% of our total Net Operating Income ("NOI") in the fourth quarter of 2023. In the future, we may invest in additional properties on some of these parcels or additional parcels subject to ground leases. Many of these ground leases and other restrictive agreements impose significant limitations on our uses of the subject property and restrict our ability to sell or otherwise transfer our interests in the property. These restrictions may limit our ability to timely sell or exchange the property, may impair the property's value, or may negatively impact our ability to find suitable tenants for the property. In addition, if we default under the terms of any particular lease, we may lose the ownership rights to the property subject to the lease. Upon expiration of a lease, we may not be able to renegotiate a new lease on favorable terms, if at all. The loss of the ownership rights to these properties or an increase of rental expense could have an adverse effect on our financial condition and results.
Compliance or failure to comply with the Americans with Disabilities Act or other federal, state, and local regulatory requirements could result in substantial costs.
The Americans with Disabilities Act generally requires that certain buildings, including office buildings, be made accessible to disabled persons. We believe that we are currently in compliance with these requirements. Noncompliance could result in the imposition of fines by the federal government or the award of damages to private litigants. If, under the Americans with Disabilities Act, we are required to make substantial alterations and capital expenditures in one or more of our properties, including the removal of access barriers or the addition of access enhancements, it could adversely impact our earnings and cash flows, thereby impacting our ability to service debt and make distributions to our stockholders.
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
Financing Risks
At certain times, interest rates and other market conditions for obtaining capital could be unfavorable, and, as a result, we may be unable to raise the capital needed to invest in acquisition or development opportunities, maintain our properties, or otherwise satisfy our commitments on a timely basis, or we may be forced to raise capital at a higher cost or under restrictive terms, which could adversely affect our cash flows and results of operations.
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
•Credit Facility. Terms and conditions available in the marketplace for unsecured credit facilities vary over time. We can provide no assurance that the amount we need from our Credit Facility will be available at any given time, or at all, or that the rates and fees charged by the lenders will be reasonable. We incur interest under our Credit Facility at a variable rate. Variable rate debt creates higher debt service requirements if market interest rates increase, which would adversely affect our cash flow and results of operations. Our Credit Facility contains customary covenants, requirements, and other limitations on our ability to incur indebtedness, including covenants on unsecured debt outstanding, restrictions on secured recourse debt outstanding, and requirements to maintain a minimum fixed charge coverage ratio. Our continued ability to borrow under our Credit Facility is subject to compliance with these covenants.
•Unsecured debt. Terms and conditions available in the marketplace for unsecured debt vary over time. The availability of unsecured debt may vary based on the capital markets and capital market activity. Unsecured debt generally contains restrictive covenants that may place limitations on our ability to conduct our business similar to those placed upon us by our Credit Facility.
•Non-recourse mortgages. The availability of non-recourse mortgages is dependent upon various conditions, including the willingness of mortgage lenders to lend at any given point in time. Interest rates and loan-to-value ratios may be volatile. If a property is mortgaged to secure payment of indebtedness and we are unable to make the mortgage payments, the lender may foreclose, potentially generating defaults on other debt.
•Asset sales. Real estate markets tend to experience market cycles. Because of such cycles, the potential terms and conditions of sales, may be unfavorable for extended periods of time. Our status as a REIT can limit our ability to sell properties. In addition, mortgage financing on an asset may prohibit prepayment and/or impose a prepayment penalty upon the sale of that property, which may decrease the proceeds from a sale or make the sale impractical.
•Construction loans. Construction loans relate to specific assets under construction and fund costs above an initial equity amount as negotiated with the lender. Terms and conditions of construction loans vary, but they generally carry a term of two to five years, charge interest at variable rates, require the lender to be satisfied with the nature and amount of construction costs prior to funding, and require the lender to be satisfied with the level of pre-leasing prior to funding. Construction loans can require a portion of the loan to be recourse to us. In addition, construction loans generally require a completion guarantee by the borrower and may require a limited payment guarantee from the Company which may be disproportionate to any guaranty required from a joint venture partner. Uncertain economic conditions may adversely impact our construction lenders and, accordingly, impact their ability to advance loan proceeds to us as required by the construction loans. In such event, alternative financing may be difficult or more expensive to obtain, and the progress of our development and leasing activity may be negatively impacted or delayed, as well as impacting our ability to achieve the returns we expect. There may be times when construction loans are not available, or are only available upon unfavorable terms, which could have an adverse effect on our ability to fund development projects or on our ability to achieve the returns we expect.
•Joint ventures. Joint ventures, including partnerships or limited liability companies, tend to be complex arrangements and there are only a limited number of parties willing to undertake such investment structures. There is no guarantee that we will be able to undertake these ventures at the times we need capital and on favorable terms. Our ability to exit existing joint ventures may be limited by the terms of the joint venture agreement, which may limit our ability to liquidate our investment in a joint venture.
•Common stock. We can provide no assurance that conditions will be favorable for future issuances of common stock when we need capital. In addition, common stock issuances may have a dilutive effect on our earnings per share and funds from operations per share. The actual amount of dilution, if any, from any future offering of common stock will be based on numerous factors, particularly the use of proceeds and any return generated from these proceeds. The per share trading price of our common stock could decline as a result of the sale of shares of our common stock in the market in connection with an offering or as a result of the perception or expectation that such sales could occur.
•Preferred stock. The availability of preferred stock at favorable terms and conditions is dependent upon a number of factors including the general condition of the economy, the overall interest rate environment, the condition of the capital markets, and the demand for this product by potential holders of the securities. Issuance of preferred stock, if convertible, could be dilutive to earnings per share and have an adverse effect on the trading price of common stock. We can provide no assurance that conditions will be favorable for future issuances of preferred stock when we need the capital.
•Operating partnership units. The issuance of units of CPLP in connection with property, portfolio, or business acquisitions could be dilutive to our earnings per share and could have an adverse effect on the per share trading price of our common stock.
Any additional indebtedness incurred may have a material adverse effect on our financial condition and results of operations.
As of December 31, 2023, we had $2.5 billion of outstanding indebtedness. The incurrence of additional indebtedness could have adverse consequences on our business, such as:
•requiring us to use a substantial portion of our cash flow from operations to service our indebtedness, which would reduce the available cash flow to fund working capital, capital expenditures, development projects, distributions, and other general corporate purposes;
•limiting our ability to obtain additional financing to fund our working capital needs, capital expenditures, development projects, or other debt service requirements or for other purposes;
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
•exposing us to potential events of default under covenants contained in our debt instruments;
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
Our Credit Facility, senior unsecured notes, and our unsecured term loans impose financial and operating covenants on us. These restrictions may be modified from time to time, but restrictions of this type include limitations on our ability to incur debt, as well as limitations on the amount of our secured debt, unsecured debt, and on the amount of joint venture activity in which we may engage. These covenants may limit our flexibility in making business decisions. If we fail to comply with these covenants, our ability to borrow may be impaired, which could potentially make it more difficult to fund our capital and operating needs. Our failure to comply with such covenants could cause a default, and we may then be required to repay our outstanding debt with capital from other sources. Under those circumstances, other sources of capital may not be available to us or may be available only on unattractive terms, which could materially and adversely affect our financial condition and results of operations. In addition, the cross default provisions on the Credit Facility, senior unsecured notes and term loans may affect business decisions on other debt.
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
Net debt as a percentage of either total asset value or total market capitalization and net debt as a multiple of annualized EBITDAre are non-GAAP metrics often used by analysts to gauge the financial health of REITs like us. If our degree of leverage is viewed unfavorably by common equity investors, lenders, or potential joint venture partners, it could affect our ability to obtain additional capital. In general, our degree of leverage could also make us more vulnerable to a downturn in business or the economy. In addition, increases in our debt ratios may have an adverse effect on the market price of common stock.
Real Estate Acquisition and Development Risks
We face risks associated with operating property acquisitions.
Operating property acquisitions contain inherent risks. These risks may include:
•difficulty in leasing vacant space or renewing existing tenants at the acquired property;
•the costs and timing of repositioning or redeveloping the acquired property;
•disproportionate concentrations of earnings in one or more markets;
•the acquisitions may fail to meet internal projections or otherwise fail to perform as expected;
•the acquisitions may be in markets that are unfamiliar to us and could present unforeseen business and operating challenges;
•the timing of acquisitions may not match the timing of raising the capital necessary to fund the acquisitions;
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
Development activities contain inherent risks. Although we seek to minimize risks from development through various management controls and procedures, development risks cannot be eliminated. These risks may include:
•Abandoned predevelopment costs. The development process requires a large number of opportunities be pursued with only a few actually being developed. We may incur significant costs for predevelopment activity for projects that are ultimately abandoned, which would directly affect our results of operations. For projects that are abandoned, we must expense certain costs, such as salaries and interest on debt, that would have otherwise been capitalized. We have procedures and controls in place that are intended to minimize this risk, but it is likely that we will incur predevelopment costs on abandoned projects on an ongoing basis.
•Project costs. Construction and leasing of a development project involves a variety of costs that cannot always be identified at the beginning of a project. Costs may arise that have not been anticipated or actual costs may exceed estimated costs. These additional costs can be significant and can adversely impact our return on a project and the expected results of operations upon completion of the project. Also, construction costs vary over time based upon many factors, including the cost of labor, building materials, and compliance with applied regulations. We attempt to mitigate the risk of unanticipated increases in construction costs on our development projects through guaranteed maximum price contracts and pre-ordering of certain materials, but we may be adversely affected by increased construction costs on our current and future projects.
•Construction delays. Development activity carries the risk that a project could be delayed due to, but not limited to, weather and other forces of nature, availability of materials, availability of skilled labor, supply chain disruption, the financial health of general contractors or sub-contractors, and the competing demands on plan-approving authorities. Construction delays could cause adverse financial impacts to us which could include incurring more interest and other carrying costs than originally budgeted, monetary penalties from tenants pursuant to their leases, and higher construction costs. Delays could also result in a violation of terms of construction loans that could increase fees, interest, or trigger additional recourse of a construction loan.
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
•Reputation risks. We have historically developed and managed a significant portion of our real estate portfolio and believe that we have built a positive reputation for quality and service with our lenders, joint venture partners, and tenants. If we developed under-performing properties, suffered sustained losses on our investments, defaulted on a significant level of loans, or experienced significant foreclosure or deed in lieu of foreclosure of our properties our reputation could be damaged. Damage to our reputation could make it more difficult to successfully develop properties in the future and to continue to grow and expand our relationships with lenders, joint venture partners, and tenants, which could adversely affect our business, financial condition, and results of operations.
•Governmental approvals. All necessary zoning, land-use, building, occupancy, and other required governmental approvals, permits, and authorizations may not be obtained, may only be obtained subject to onerous conditions, or may not be obtained on a timely basis resulting in possible delays, decreased profitability, and increased management time and attention.
•Competition. We compete for tenants in our Sun Belt markets by highlighting our locations, rental rates, quality and breadth of services, amenities, reputation, and the design, condition and resiliency of our facilities including operational efficiencies and sustainability improvements. As the competition for tenants is intense, we may be required to provide rent abatements, increase our capital improvement expenditures, incur charges for tenant improvements and other concessions, and may not be able to lease vacant space in a timely manner. Additionally, competing properties may have vacancy rates higher than our properties, which may result in their owners being willing to lease available space at lower rates than the space in our properties.
•Risks associated with the development of mixed-use properties. We operate, are currently developing, and may in the future develop properties, either alone or through joint ventures, that are known as "mixed-use" developments. This means that in addition to the development of office space, the project may also include space for retail, residential, or other commercial purposes. We may seek to develop the non-office component ourselves, sell the right to that component to a third-party developer, or we may partner with a third party who has more non-office real estate experience. If we do choose to develop other components ourselves, we would be exposed not only to those risks typically associated with the development of commercial real estate generally, but also to specific risks associated with the development and ownership of non-office real estate. In addition, even if we sell the rights to develop the other components or elect to participate in the development through a joint venture, we may be exposed to the risks associated with the failure of the other party to complete the development as expected. These include the risk that the other party would default on its obligations necessitating that we complete the other component ourselves, including potential financing of the project. If we decide to hire a third-party manager, we would be dependent on them and their key personnel to provide services to us, and we may not find a suitable replacement if the management agreement is terminated or if key personnel leave or otherwise become unavailable to us.

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
From time to time, we may transfer or otherwise dispose of some of our properties. Under the Code, any gains resulting from transfers or dispositions, from other than a taxable REIT subsidiary, that are deemed to be prohibited transactions would be subject to a 100% tax on any gain associated with the transaction. Prohibited transactions generally include sales of assets that constitute inventory or other property held-for-sale to customers in the ordinary course of business. Since we acquire properties primarily for investment purposes, we do not believe that our occasional transfers or disposals of property are deemed to be prohibited transactions. However, whether or not a transfer or sale of property qualifies as a prohibited transaction depends on all the facts and circumstances surrounding the particular transaction. The Internal Revenue Service ("IRS") may contend that certain transfers or disposals of properties by us are prohibited transactions. While we believe that the IRS would not prevail in any such dispute, if the IRS were to argue successfully that a transfer or disposition of property constituted a prohibited transaction, we would be required to pay a tax equal to 100% of any gain allocable to us from the prohibited transaction. In addition, income from a prohibited transaction might adversely affect our ability to satisfy the income tests for qualification as a REIT for federal income tax purposes.
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
When possible, we dispose of and acquire real properties in transactions that are intended to qualify as Section 1031 Exchanges. If a transaction's gain that is intended to qualify as a Section 1031 deferral is later determined to be taxable, we may face adverse consequences, and if the laws applicable to such transactions are amended or repealed, we may not be able to dispose of properties on a tax-deferred basis. In such case, our taxable income and earnings and profits would increase. This could increase the dividend income to our stockholders by reducing any return of capital they received. In some circumstances, we may be required to pay additional dividends or, in lieu of that, corporate income tax, possibly including interest and penalties. In addition, if a Section 1031 Exchange were later to be determined to be taxable, we may be required to amend our tax returns for the applicable year in question.
Disclosure Controls and Internal Control over Financial Reporting Risks
Our business could be adversely impacted if we have deficiencies in our disclosure controls and procedures or internal control over financial reporting.
The design and effectiveness of our disclosure controls and procedures and internal control over financial reporting may not prevent all errors, misstatements, or misrepresentations. While management will continue to review the effectiveness of our disclosure controls and procedures and internal control over financial reporting, there can be no guarantee that our internal control over financial reporting will be effective in accomplishing all control objectives at all times. Deficiencies, including any material weakness, in our internal controls over financial reporting which may occur in the future could result in misstatements of our results of operations, restatements of our financial statements, a decline in our stock price, or otherwise materially adversely affect our business, reputation, results of operations, financial condition, or liquidity.
General Risks
A pandemic, epidemic, or outbreak of a contagious disease could adversely affect us.
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
Our operating and financial policies, including our policies with respect to acquisitions, development, and dispositions of real estate, growth, target markets, operations, indebtedness, capitalization, and dividends are exclusively determined by the Company's Board of Directors. Accordingly, our stockholders do not control these policies. Any such changes may increase our costs or otherwise affect the profitability of our business or the value of our assets.
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
The market price of shares of our common stock has been, and may continue to be, subject to fluctuation in many events and factors such as those described in this report including:
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
•changes in tax laws;
•changes to our dividend policy;
•changes in the market valuations of our properties;
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
•general market and economic conditions; in particular, market and economic conditions of Atlanta, Austin, Tampa, Charlotte, Phoenix, Dallas, and Nashville; and
•the realization of any of the other risk factors described in this report.
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
Increased public attention to corporate responsibility matters may expose us to negative public perception, impose additional costs on our business, or impact our stock price.
Recently, more attention is being directed towards publicly-traded companies regarding Corporate Responsibility ("CR") matters. Our efforts to improve our CR profile and practices, including reducing emissions and improving the efficiency of our building operations and the resiliency of our buildings, may require capital expenditures and may result in short- or long-term increases in our operating costs, all of which could adversely impact our financial condition or results of operations. Our ability to achieve our CR goals and objectives and to accurately and transparently report our progress presents numerous operational, financial, legal, and other risks and are partially dependent on the actions of our customers and vendors. A failure, or a perceived failure, to respond to investor, customer, employee, or other stakeholder expectations related to CR concerns, or to comply with regulatory requirements, including a failure, or a perceived failure, to achieve any voluntarily adopted goals or initiatives, could negatively impact our reputation, ability to do business with certain partners, access to capital, stock price, and customer and employee attraction and retention. In addition, organizations that provide information to investors on corporate governance and other matters have developed rating systems for evaluating companies on their approach to CR. Unfavorable CR ratings may lead to negative investor sentiment, which could have a negative impact on our stock price. As the nature, scope, and complexity of CR reporting, diligence, and disclosure requirements expand, we may have to undertake additional costs to control, assess, and report on CR metrics. Any failure or perceived failure, whether or not valid, to pursue or fulfill our CR goals, targets, and objectives or to satisfy various CR reporting standards within the timelines we announce, or at all, could increase the risk of litigation.
Additionally, while we strive to create and maintain an inclusive culture and a diverse workforce where everyone is valued and respected, a failure, or a perceived failure, to properly address matters of culture, including inclusivity and diversity matters, could result in reputational harm or an inability to attract and retain customers or employees.
Item 1B.Unresolved Staff Comments
Not applicable.

Item 1C. Cybersecurity
The day-to-day management of cybersecurity is the responsibility of our Senior Vice President, Chief Information Officer, who oversees our Information Technology ("IT") team. The Chief Information Officer reports directly to the Chief Financial Officer. Our Senior Vice President, Chief Information Officer ("CIO") has served in this role for over seven years, and has more than 20 years of experience in the aggregate in various roles involving managing information security, technology infrastructure, IT operations, and developing cybersecurity strategy. Together with his IT team and external consultants, our CIO is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents through the management of and participation in the cybersecurity risk management processes described below, including the operation of our cybersecurity incident response plan.
For many years, we have strategically invested in our cybersecurity programs across the organization, and we have developed and refined our processes for detecting, evaluating, and responding to potential cybersecurity incidents. In particular, we focus on our networks, applications, data, employees, and vendors with a comprehensive cybersecurity plan, informed by nationally recognized frameworks which we use to monitor and improve our program as compared to the framework controls. In addition to our ongoing monitoring, we engage a third-party advisor to perform cybersecurity risk assessments of our information technology security processes and implemented technologies. We have segmented our building networks so that they are separate from our corporate network, and using third party services, we monitor, scan, assess, audit, and remediate identified vulnerabilities across those networks, as appropriate. Furthermore, recognizing that our employees are an essential line of defense in cybersecurity, we engage with our employees in a training and testing program through which we provide education on the risk of potential cybersecurity incidents, methods for identification of such incidents and appropriate responses. Our policies and processes are informed by industry standard practices regarding application security, access management, device protection, network management, and data loss prevention and recovery, and we also maintain a business continuity and disaster recovery plan (including a cybersecurity incident response plan) to reduce the risk and impact of business interruptions, across a range of disaster scenarios, including potential impacts from a cybersecurity incident. Our business continuity and disaster recovery plan and our cybersecurity incident response plan are reviewed at least annually, and we also periodically conduct tabletop exercises that include the CIO and key members of management.
Our cybersecurity incident response plan includes retention of external experts for prompt assistance following discovery of any material incident. This cybersecurity incident response plan is part of our ongoing cybersecurity vulnerability management, and we endeavor to maintain appropriate controls to identify, monitor, analyze and address potential cybersecurity incidents, including potential unauthorized access to our networks and applications, along with detection of potential unusual activity within our networks or applications. Based on the context and details of the potential cybersecurity incident, the incident response plan includes prompt review by one or more members of the IT Team, with appropriate responses deployed as promptly as is practicable under the circumstances. Additionally, the CIO receives reports on potential cybersecurity incidents. As part of overall enterprise risk management, additional reporting of potential cybersecurity incidents is also provided to our General Counsel, Chief Accounting Officer, and Chief Financial Officer, and the Audit Committee or the full Board, as appropriate.
Our Board of Directors provides oversight of risks from cybersecurity threats, in coordination with our management team and the Audit Committee of the Board. Our Board relies on management to bring significant matters impacting the Company to its attention, including with respect to material risks from cybersecurity threats. Our CIO reports on cybersecurity strategy, status of cybersecurity risk control efforts, and third-party cybersecurity risk assessments of our information technology security processes and implemented technologies to the General Counsel, Chief Accounting Officer, Chief Financial Officer, Chief Executive Officer, and our Audit Committee. Our full Board has access to these Audit Committee presentations, including any provided materials. In the event of any material cybersecurity incidents, these presentations would also include information regarding those incidents, including status of mitigation and remediation.
Our Audit Committee provides an additional layer of cybersecurity oversight and is responsible for discussing cybersecurity concerns (including data privacy risk management) and the steps management has taken to monitor and control such exposures with management. As part of this oversight, the Audit Committee reviews the results of a biannual risk assessment designed to identify and analyze risks to achieving the Company’s business objectives, including material risks from cybersecurity threats. The results of the biannual risk assessment are discussed with management and used to develop the Company’s internal audit plan.
Cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected nor are they reasonably likely to affect the Company, including its business strategy, results of operations or financial condition. For a disclosure of our cybersecurity risks, Risk Factors in Part I, Item 1A.

Item 2.Properties
The following table sets forth certain information related to operating properties in which we have an ownership interest. Except as noted, all information presented is as of December 31, 2023 ($ in thousands):
Operating Properties (1)

							Company's Share
Office Properties	Rentable Square Feet		Financial Statement Presentation	Company's Ownership Interest	End of Period Leased	Weighted Average Occupancy (2)	% of Total Net Operating Income (3)	Property Level Debt (4)
Terminus (5)	1,226,000		Consolidated	100%	86.3%	83.8%	6.5%	$220,687
Spring & 8th (5)	765,000		Consolidated	100%	100.0%	100.0%	5.5%	—
Buckhead Plaza (5)	678,000		Consolidated	100%	95.2%	89.6%	4.1%	—
Northpark (5)	1,539,000		Consolidated	100%	74.0%	73.4%	4.0%	—
725 Ponce	372,000		Consolidated	100%	100.0%	100.0%	3.8%	—
Avalon (5)	480,000		Consolidated	100%	100.0%	97.4%	3.1%	—
3344 Peachtree	484,000		Consolidated	100%	95.1%	96.3%	2.9%	—
Promenade Tower	777,000		Consolidated	100%	82.9%	63.2%	2.4%	—
3348 Peachtree	258,000		Consolidated	100%	76.9%	80.5%	1.0%	—
Promenade Central (6) (7)	367,000		Consolidated	100%	71.3%	55.9%	0.9%	—
Medical Offices at Emory Hospital	358,000		Unconsolidated	50%	99.5%	99.5%	0.9%	41,158
Meridian Mark Plaza	160,000		Consolidated	100%	100.0%	100.0%	0.8%	—
3350 Peachtree	413,000		Consolidated	100%	60.3%	57.0%	0.4%	—
120 West Trinity Office	43,000		Unconsolidated	20%	100.0%	100.0%	0.1%	—
ATLANTA (7)	7,920,000				86.6%	83.3%	36.4%	261,845

The Domain (5)	1,899,000		Consolidated	100%	100.0%	99.5%	13.8%	72,296
300 Colorado	378,000		Consolidated	100%	100.0%	100.0%	4.1%	—
San Jacinto Center	399,000		Consolidated	100%	95.9%	86.9%	3.3%	—
Colorado Tower	373,000		Consolidated	100%	98.8%	97.4%	3.2%	106,605
One Eleven Congress	519,000		Consolidated	100%	80.5%	79.9%	3.0%	—
The Terrace (5)	619,000		Consolidated	100%	79.9%	77.6%	2.9%	—
Domain Point (5)	240,000		Consolidated	96.5%	100.0%	100.0%	1.6%	—
Research Park V	173,000		Consolidated	100%	93.0%	89.0%	0.9%	—
AUSTIN	4,600,000				94.4%	92.8%	32.8%	178,901

Corporate Center (5)	1,227,000		Consolidated	100%	93.4%	92.3%	5.7%	—
Heights Union (5) (6)	294,000		Consolidated	100%	100.0%	100.0%	1.9%	—
The Pointe	253,000		Consolidated	100%	90.4%	89.3%	0.8%	—
Harborview Plaza	206,000		Consolidated	100%	83.7%	79.3%	0.7%	—
TAMPA	1,980,000				93.0%	91.7%	9.1%	—

Fifth Third Center	692,000		Consolidated	100%	91.1%	91.1%	3.5%	126,369
The RailYard	329,000		Consolidated	100%	99.0%	99.2%	2.4%	—
550 South	394,000		Consolidated	100%	96.7%	96.7%	2.1%	—
CHARLOTTE	1,415,000	1569000			94.5%	94.5%	8.0%	126,369

Hayden Ferry (5) (8)	792,000		Consolidated	100%	90.9%	88.5%	3.3%	—
100 Mill (6)	288,000		Consolidated	90%	98.1%	81.3%	2.4%	—
111 West Rio	225,000		Consolidated	100%	100.0%	100.0%	1.0%	—
Tempe Gateway	264,000		Consolidated	100%	75.9%	64.8%	0.9%	—
PHOENIX	1,569,000				90.9%	84.4%	7.6%	—

Legacy Union One	319,000		Consolidated	100%	100.0%	100.0%	1.8%	—
5950 Sherry Lane	197,000		Consolidated	100%	79.3%	77.5%	0.7%	—
DALLAS	516,000				92.1%	91.4%	2.5%	—

BriarLake Plaza (5)	835,000		Consolidated	100%	96.8%	79.0%	2.9%	—
HOUSTON	835,000				96.8%	79.0%	2.9%	—

TOTAL OFFICE (7)	18,835,000				90.9%	87.6%	99.3%	$567,115

Table continued on next page

						Company's Share
Office Properties	Rentable Square Feet	Financial Statement Presentation	Company's Ownership Interest	End of Period Leased	Weighted Average Occupancy (2)	% of Total Net Operating Income (3)	Property Level Debt (4)
Other Properties
College Street Garage - Charlotte (6)	N/A	Consolidated	100%	N/A	N/A	0.6%	—
120 West Trinity Apartment - Atlanta (330 Units) (6)	310,000	Unconsolidated	20%	95.3%	93.6%	0.1%	—
TOTAL OTHER	310,000			95.3%	93.6%	0.7%	$—

TOTAL (7)	19,145,000			90.9%	87.7%	100.0%	$567,115

(1)Operating properties exclude properties in our development pipeline and properties sold prior to December 31, 2023.
(2)The weighted average economic occupancy of the property over the period for which the property was available for occupancy during the three months ended December 31, 2023.
(3)The Company's share of net operating income for the three months ended December 31, 2023. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for the definition of net operating income and a reconciliation to Net Income.
(4)The Company's share of property-specific mortgage debt, net of unamortized loan costs, as of December 31, 2023.
(5)Contains two or more buildings that are grouped together for reporting purposes.
(6)Not included in Same Property as of December 31, 2023. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for the definition of Same Property.
(7)A redevelopment of Promenade Central reached substantial completion in the fourth quarter of 2022. This building will be excluded from the Atlanta, Total Office, and Total Portfolio calculations until stabilized.
(8)Hayden Ferry 1 in this group of buildings has been excluded from Same Property, end of period leased as of December 31, 2023, and weighted average occupancy for the quarter ended December 31, 2023 due to commencement of a full redevelopment of this building effective October 1, 2023.

The above table has annualized rent of $741.6 million, which represents the sum of the annualized cash rent including tenant's share of estimated operating expenses, if applicable, each tenant is paying as of the end of the reporting period. Included in this amount is $27.7 million related to tenants not paying rent as of December 31, 2023 due to free rent concessions. For those tenants, annualized rent is calculated based on the annualized contractual rent the tenant will pay in the first period it is required to pay rent.

Office Lease Expirations (1)
As of December 31, 2023, our leases expire as follows:

Year of Expiration	Square Feet Expiring	% of Leased Space	Annual Contractual Rent (in thousands) (2)	% of Annual Contractual Rent	Annual Contractual Rent/Sq. Ft.

2024	840,324	5.2%	$36,158	4.3%	$43.03
2025	1,496,330	9.3%	67,847	8.0%	45.34
2026	1,279,164	7.9%	59,697	7.1%	46.67
2027	1,701,666	10.5%	78,010	9.2%	45.84
2028	1,659,725	10.3%	85,221	10.1%	51.35
2029	1,750,273	10.8%	91,173	10.8%	52.09
2030	1,299,773	8.0%	66,433	7.9%	51.11
2031	1,485,103	9.2%	89,137	10.5%	60.02
2032	1,826,243	11.3%	106,127	12.6%	58.11
2033 & Thereafter	2,820,642	17.5%	165,276	19.5%	58.60

Total	16,159,243	100.0%	$845,079	100.0%	$52.30

(1) Company's share of leases expiring after December 31, 2023. Expiring square footage for which new leases have been executed is reflected based on the expiration date of the new lease.
(2) Annual Contractual Rent is the estimated rent in the year of expiration. It includes the minimum base rent and an estimate of the tenant's share of operating expenses, if applicable, as defined in the respective leases.

Top 20 Office Tenants
As of December 31, 2023, our top 20 office tenants were as follows:

	Tenant (1)	Number of Properties Occupied	Number of Markets Occupied	Company's Share of Square Footage	Company's Share of Annualized Rent (in thousands) (2)	Percentage of Company's Share of Annualized Rent	Weighted Average Remaining Lease Term (Years)
1	Amazon	5	3	1,107,805	$59,942	8.1%	5.2
2	NCR VOYIX	2	2	815,634	40,595	5.5%	9.4
3	Pioneer Natural Resources	2	1	359,660	25,868	3.5%	7.7
4	Meta Platforms	1	1	319,863	19,481	2.6%	7.6
5	Expedia	1	1	315,882	17,926	2.4%	7.3
6	Bank of America	2	2	347,139	12,648	1.7%	2.0
7	Apache	1	1	210,012	9,760	1.3%	14.6
8	Wells Fargo	5	3	198,507	9,153	1.2%	5.1
9	Ovintiv USA	1	1	318,582	8,313	1.1%	3.5
10	WeWork (3)	4	2	169,050	8,058	1.1%	9.8
11	ADP	1	1	225,000	7,668	1.0%	4.3
12	Westrock Shared Services	1	1	205,185	7,487	1.0%	6.3
13	Regus Equity Business Centers	5	4	145,119	7,393	1.0%	4.9
14	BlackRock	1	1	131,656	7,065	1.0%	12.4
15	Workrise Technologies	1	1	93,210	6,712	1.0%	4.6
16	Amgen	1	1	163,169	6,607	1.0%	4.8
17	Samsung Engineering America	1	1	133,860	6,482	0.9%	2.9
18	McKinsey & Company	2	2	130,513	6,357	0.9%	8.9
19	Time Warner Cable	4	2	120,140	6,048	0.8%	2.0
20	Visa U.S.A.	1	1	122,764	5,864	0.8%	9.8
	Total			5,632,750	$279,427	37.9%	6.6

(1)	In some cases, the actual tenant may be an affiliate of the entity shown.
(2)
Annualized Rent represents the annualized cash rent including tenant's share of estimated operating expenses, if applicable, paid by the tenant for December 2023. If the tenant is in a free rent period for December 2023, Annualized Rent represents the annualized contractual rent the tenant will pay in the first month it is required to pay full rent. Included in this amount is $3.0 million of annualized base rent for tenants in a free rent period.

(3)	Additional information regarding leases with this tenant can be found in note 13 of the Notes to Consolidated Financial Statements within this Form 10-K annual report.
Note:	This schedule includes leases that have commenced. Leases that have been signed but have not commenced are excluded.

Tenant Industry Diversification
As of December 31, 2023, our tenant industry diversification was as follows:

Industry (1)	Percentage of Company's Share of Annualized Rent (2)
Technology	27.0%
Financial	15.5%
Professional Services	10.2%
Legal	8.5%
Consumer Goods & Services	8.0%
Energy	7.3%
Real Estate	6.0%
Health Care	5.9%
Insurance	3.5%
Other	3.1%
Marketing/Media/Telecom	3.1%
Construction/Design	1.9%
Total	100.0%

(1)	Management uses SIC codes when available, along with judgment, to determine tenant industry classification.
(2)	Annualized Rent represents the annualized cash rent including tenant's share of estimated operating expenses, if applicable, paid by the tenant as of the date of this report. If the tenant is in a free rent period as of the date of this report, Annualized Rent represents the annualized contractual rent the tenant will pay in the first month it is required to pay full rent.
Development Pipeline (1)
As of December 31, 2023, information on our projects under development was as follows ($ in thousands):

Project	Type	Market	Company's Ownership Interest	Construction Start Date	Square Feet/Units	Estimated Project Cost (1) (2)	Company's Share of Estimated Project Cost (2)	Project Cost Incurred to Date (2)	Company's Share of Project Cost Incurred to Date (2)	Percent Leased	Initial Occupancy (3)

Neuhoff (4)	Mixed	Nashville	50%	3Q21		$563,000	$281,500	$472,531	$236,266
Office and Retail					448,000					22%	4Q23
Apartments					542					—%	2Q24

Domain 9	Office	Austin	100%	2Q21	338,000	147,000	147,000	122,524	122,524	98%	1Q24

Total						$710,000	$428,500	$595,055	$358,790

(1)
This schedule shows projects currently under active development through the substantial completion of construction as well as properties in an initial lease up period prior to stabilization. Amounts included in the estimated project cost column are the estimated costs of the project, including direct financing costs as of project commencement. Significant estimation is required to derive these costs, and the final costs may differ from these estimates.

(2)	Estimated and incurred project costs are construction costs plus financing costs on project-specific debt. Neuhoff has a project-specific construction loan (see footnote 4 below). The above excludes any financing cost assumptions for projects without project-specific debt and any other incremental capitalized costs required by GAAP.
(3)	Initial occupancy represents the quarter within which the Company first recognized, or estimates it will begin recognizing, revenue under GAAP. The Company capitalizes interest, real estate taxes, and certain operating expenses on the unoccupied portion of office and retail properties, which have ongoing construction of tenant improvements, until the earlier of (1) the date on which the project achieves 90% economic occupancy or (2) one year from cessation of major construction activity. For residential project construction, the Company continues to capitalize interest, real estate taxes, and certain operating expenses until cessation of major construction activity.
(4)
The Neuhoff estimated project cost will be funded with a combination of $250.6 million of equity contributed by the joint venture partners and a $312.7 million construction loan. The estimated project cost, as of project commencement, includes approximately $66 million of site and associated infrastructure work related to a future phase.

Land Holdings
As of December 31, 2023, we owned the following land holdings, either directly or indirectly through joint ventures:

	Market	Company's Ownership Interest	Financial Statement Presentation	Total Developable Land (Acres)	Cost Basis of Land (in thousands)

3354/3356 Peachtree	Atlanta	95%	Consolidated	3.2
715 Ponce	Atlanta	50%	Unconsolidated	1.0
887 West Peachtree (1)	Atlanta	100%	Consolidated	1.6
Domain Point 3	Austin	90%	Consolidated	1.7
Domain Central	Austin	100%	Consolidated	5.6
South End Station	Charlotte	100%	Consolidated	3.4
303 Tremont	Charlotte	100%	Consolidated	2.4
Legacy Union 2 & 3	Dallas	95%	Consolidated	4.0
Corporate Center 5 & 6 (2)	Tampa	100%	Consolidated	14.1

Total				37.0	$162,812
Company's Share				36.0	$156,008

(1)	Includes a ground lease with future obligation to purchase.
(2)	Corporate Center 5 is controlled through a long-term ground lease.
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
Item 4.Mine Safety Disclosures
Not applicable.

Item X.Information about our Executive Officers
The Executive Officers of the Registrant, as of the date hereof, are as follows:

Name	Age	Office Held
M. Colin Connolly	47	President, Chief Executive Officer and Director
Gregg D. Adzema	58	Executive Vice President and Chief Financial Officer
J. Kennedy Hicks	40	Executive Vice President, Chief Investment Officer and Managing Director
Richard G. Hickson IV	49	Executive Vice President, Operations
John S. McColl	61	Executive Vice President, Development
Pamela F. Roper	50	Executive Vice President, General Counsel and Corporate Secretary
Jeffrey D. Symes	58	Senior Vice President and Chief Accounting Officer
Family Relationships
There are no family relationships among the Executive Officers or Directors.
Term of Office
The term of office for all officers begins and expires at the annual stockholders’ meeting. The Board retains the power to remove any officer at any time.

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
Our common stock trades on the New York Stock Exchange (ticker symbol CUZ). On February 2, 2024, there were 8,403 stockholders of record of our common stock.
Purchases of Equity Securities
There were no purchases of common stock by the Company during the fourth quarter of 2023.

Performance Graph
The following graph compares the five-year cumulative total return of our common stock with the NYSE Composite Index, the FTSE Nareit Equity Index, and the FTSE Nareit Equity Office Index. The graph assumes a $100 investment in each of the indices on December 31, 2018 and the reinvestment of all dividends.

Total Return Performance

Index Value
180
160
140
120
100
80
60
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
Cousins Properties Incorporated
FTSE Nareit Equity Index
NYSE Composite Index
FTSE Nareit Equity Office Index

COMPARISON OF CUMULATIVE TOTAL RETURN OF ONE OR MORE COMPANIES, PEER
GROUPS, INDUSTRY INDICES, AND/OR BROAD MARKETS

	Fiscal Year Ended
Index	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
Cousins Properties Incorporated	100.00	134.58	114.72	141.44	92.41	94.27
NYSE Composite Index	100.00	125.51	134.28	162.04	146.89	167.12
FTSE Nareit Equity Index	100.00	126.00	115.92	166.04	125.58	142.83
FTSE Nareit Equity Office Index	100.00	131.42	107.19	130.77	81.58	83.24

Item 7.Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the selected financial data and the consolidated financial statements and notes.
Overview of 2023 Performance and Company and Industry Trends
Our strategy is to create value for our stockholders through ownership of the premier office portfolio in Sun Belt markets of the United States, with a particular focus on Atlanta, Austin, Tampa, Charlotte, Phoenix, Dallas, and Nashville. This strategy is based on a disciplined approach to capital allocation that includes opportunistic acquisitions, selective development, and timely dispositions of non-core assets, with a goal of maintaining a portfolio of newer and more efficient properties with lower capital expenditure requirements. To implement this disciplined approach, we maintain a simple, flexible, and low-leveraged balance sheet, which allows us to pursue compelling growth opportunities at the most advantageous points in the cycle. We utilize our strong local operating platforms within each of our major markets to implement this strategy.
During 2023, we completed two financial transactions. In April 2023, we entered into a floating-to-fixed interest rate swap on $200 million of our $400 million Term Loan with an original maturity of March 2025, fixing the underlying daily Secured Overnight Financing Rate ("SOFR") at 4.298% through maturity. In May 2023, we refinanced the mortgage loan for our Medical Offices at Emory Hospital property in Atlanta, which is owned in a 50-50 joint venture with Emory University. The new $83 million mortgage loan matures in June 2032 and has a fixed interest rate of 4.80%. The proceeds were used to pay off the existing $62 million mortgage that matured on June 1, 2023.
We were able to complete the above financing transactions in a challenging debt market. As the Federal Reserve has continued to work toward managing inflation, in part by raising short-term interest rates, we have been subject to increasing costs for a portion of our borrowed capital. This is mitigated by our strategy of maintaining a relatively low-levered balance sheet; however, the impact of potential higher inflation and interest rates, if any, is uncertain.
In September 2023, we sold a 10.4 acre land parcel outside of Atlanta for a gross sales price of $4.25 million and recorded a gain of $507,000.
During 2023, we leased or renewed 1.7 million square feet of office space. Our operating portfolio was 90.9% percent leased as of December 31, 2023 and the weighted average economic occupancy during the fourth quarter of 2023 was 87.6%. The weighted average net effective rent per square foot, representing base rent excluding operating expense reimbursements and leasing costs, for new or renewed non-amenity leases with terms greater than one year signed in 2023, was $24.56 per square foot. Cash-basis net effective rent per square foot increased 5.8% on spaces that had been previously occupied in the past year. Cash-basis net effective rent represents net rent at the end of the term paid by the prior tenant compared to the net rent at the beginning of the term paid by the current tenant. Our same property net operating income for the year increased 5.0% on a straight-line basis and increased 4.2% on a cash-basis.
Even amidst economic headwinds, we believe the Sun Belt, and in particular the seven Sun Belt markets in which we own properties, will continue to outperform the broader office sector evidenced by a clear bifurcation between Sun Belt and Gateway market fundamentals. In addition, as the flight to quality trend accelerates among office users, we believe our trophy portfolio is well positioned to benefit from, and ultimately outperform in, the current real estate environment.
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
Tenants sometimes negotiate to terminate their lease prior to the end of the lease term. Such negotiations generally require payment of a termination fee that reimburses us for a portion of the remaining rent under the original lease term and the undepreciated lease inception costs such as commissions, tenant improvements, and lease incentives. Termination fee income, included in rental property revenue, is recognized on a straight-line basis from the date of the executed termination agreement through lease expiration when the amount of the fee is determinable and collectability of the fee is reasonably assured. This fee income is adjusted on a straight-line basis by any accrued straight-line rent receivable and any above- or below-market lease intangible assets or liabilities related to the lease projected at the date of tenant vacancy.
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
For acquisitions that are accounted for as an acquisition of an asset, we record the acquired tangible and intangible assets and assumed liabilities based on each asset and liability's relative fair value at the acquisition date to the total purchase price plus capitalized acquisition costs. For acquisitions that are accounted for as an acquisition of a business, we record the acquired tangible and intangible assets and assumed liabilities based on each asset and liability's relative fair value at the acquisition date to the total purchase price. Fair value is based on estimated cash flow projections that utilize available market information and discount and/or capitalization rates as appropriate. Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions. The acquired assets and assumed liabilities for an acquired operating property generally include, but are not limited to: land, buildings, and identified tangible and intangible assets and liabilities associated with in-place leases, including tenant improvements, leasing costs, value of above-market and below-market leases, and value of acquired in-place leases.
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
Impairment
We review our real estate assets on an asset group basis for impairment. We identify an asset group based on the lowest level of identifiable cash flows and take into consideration such things as shared expenses and amenities. This review includes our operating properties, properties under development, and land holdings (including any capitalized predevelopment costs).
The first step in this process is for us to determine whether an asset is considered to be held-for-investment or held-for-sale. In order to be considered a real estate asset held-for-sale, we must, among other things, have the authority to commit to a plan to sell the asset in its current condition, have commenced the plan to sell the asset, and have determined that it is probable that the asset will sell within one year. If we determine that an asset is held-for-sale, we record an impairment if the fair value less costs to sell is less than the carrying amount. All real estate assets not meeting the held-for-sale criteria are considered to be held-for-investment.
In the impairment analysis for assets held-for-investment, we must determine whether there are indicators of impairment. For operating properties, these indicators could include a reduction in our estimated hold period, a significant decline in a property’s leasing percentage, a current period operating loss or negative cash flows combined with a history of losses at the property, a significant decline in lease rates for that property or others in the property’s market, a significant change in the market value of the property, or an adverse change in the financial condition of significant tenants. For land holdings, indicators could include an overall decline in the market value of land in the region, a decline in development activity for the intended use of the land, or other adverse economic and market conditions. For projects under development, indicators could include material budget overruns without a corresponding funding source, significant delays in construction, occupancy, or stabilization timing, regulatory changes or economic trends that have a significant impact on the market, or an adverse change in the financial condition of a significant future tenant.
If we determine that an asset that is held-for-investment has indicators of impairment, we must determine whether the undiscounted cash flows associated with the asset exceed the carrying amount of the asset. If the undiscounted cash flows are less than the carrying amount of the asset, we reduce the carrying amount of the asset to fair value.
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
In determining the fair value of an asset, we exercise judgment on a number of factors. We may determine fair value by using an undiscounted cash flow calculation or by utilizing comparable market information. We must determine an appropriate discount rate to apply to the cash flows in the undiscounted cash flow calculation. We use judgment in analyzing comparable market information because no two real estate assets are identical in location and price. The estimates and judgments used in the impairment process are highly subjective and susceptible to frequent change.
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
Development Cost Capitalization
We are involved in all stages of real estate ownership, including development and redevelopment. Prior to the point at which a project becomes probable of being developed (defined as more likely than not), we expense predevelopment costs. After we determine a project is probable, all subsequently-incurred predevelopment costs, as well as interest and real estate taxes on qualifying assets and certain internal personnel and associated costs directly related to the project under development or redevelopment, are capitalized in accordance with accounting rules. If we abandon development or redevelopment of a project that had earlier been deemed probable, we charge all previously capitalized costs to expense. If this occurs, our predevelopment expenses could rise significantly. The determination of whether a project is probable requires judgment. If we determine that a project is probable, interest, general and administrative, and other expenses could be materially different than if we determine the project is not probable.
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

Once a certain project is constructed and ready for occupancy, carrying costs, such as real estate taxes, interest, internal personnel costs, and associated costs, are expensed as incurred. Determination of when construction of a project is held available for occupancy requires judgment. We consider projects and/or project phases to be held for occupancy at the earlier of the date on which the project or phase reaches economic occupancy of 90% or one year from cessation of major construction activity, which may occur prior to economic stabilization. Our judgment of the date the project is held for occupancy has a direct impact on our operating expenses and net income for the period.
Results of Operations For The Year Ended December 31, 2023
General
Net income available to common stockholders for the years ended 2023 and 2022 was $83.0 million and $166.8 million, respectively. We detail below material changes in the components of net income available to common stockholders for the year ended 2023 compared to 2022.
See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations" from our 2022 Annual Report on Form 10-K for a comparison of 2022 to 2021 financial results.
Rental Property Revenues and Rental Property Operating Expenses
The following results include the performance of our Same Property portfolio. Our Same Property portfolio includes office properties that were stabilized and owned by us for the entirety of each comparable reporting period presented. Same Property amounts for the 2023 versus 2022 comparison are from properties that were stabilized and owned as of January 1, 2022 through December 31, 2023.
We use Net Operating Income ("NOI"), a non-GAAP financial measure, to assess the operating performance of our properties. NOI is also widely used by industry analysts and investors to evaluate performance. NOI, which is rental property revenues (excluding termination fees) less rental property operating expenses, excludes certain components from net income in order to provide results that are more closely related to a property's results of operations. Certain items, such as interest expense, while included in net income, do not affect the operating performance of a real estate asset and are often incurred at the corporate level as opposed to the property level. As a result, we use only those income and expense items that are incurred at the property level to evaluate a property's performance. Depreciation, amortization, gains or losses on sales of depreciated investment assets, and impairment are also excluded from NOI. Same Property NOI allows analysts, investors, and management to analyze continuing operations and evaluate the growth trend of our portfolio.
Consolidated rental property revenues, rental property operating expenses, and NOI changed between the 2023 and 2022 periods as follows ($ in thousands):

	Year Ended December 31,
	2023	2022	$ Change	% Change
Rental Property Revenues
Same Property	$743,081	$717,565	$25,516	3.6%
Non-Same Property	48,623	33,482	15,141	45.2%
Termination Fee Income	7,343	2,464	4,879	198.0%
Total Rental Property Revenues	$799,047	$753,511	$45,536	6.0%

Rental Property Operating Expenses
Same Property	$253,243	$251,190	$2,053	0.8%
Non-Same Property	13,191	7,181	6,010	83.7%
Total Rental Property Operating Expenses	$266,434	$258,371	$8,063	3.1%

Net Operating Income
Same Property NOI	$489,838	$466,375	$23,463	5.0%
Non-Same Property NOI	35,432	26,301	9,131	34.7%
Total NOI	$525,270	$492,676	$32,594	6.6%

Same Property Revenues increased $25.5 million, or 3.6%, between 2023 and 2022 primarily due to an increase in economic occupancy at our Domain and Buckhead Plaza office properties and related increases in revenues recognized from tenant-funded improvements owned by us. Our tenants are increasingly funding capital improvements at our buildings in excess of their tenant improvement allowances as they trend toward highly amenitized and creative office spaces to attract employees back into the office.
Same Property Operating Expenses increased $2.1 million, or 0.8%, between 2023 and 2022 primarily due to an increase in economic occupancy at our Domain and Buckhead Plaza office properties and increased operating expenses at our 3350 Peachtree office property as we completed a partial redevelopment of the property in 2023.
Non-Same Property Revenues and operating expenses increased between 2023 and 2022 primarily due to operations at our 100 Mill and Heights Union operating properties as they reached stabilization in 2022 and commencement of operations following a full building redevelopment project at our Promenade Central operating property in November 2022. These increases are partially offset by a decrease in revenues related to the write-down of net assets associated with SVB Financial Group's ("SVB Financial") bankruptcy and the impact of the rejection in bankruptcy of SVB Financial's lease at our Hayden Ferry 1 operating property. For more information related to this write-down, see note 13 to the consolidated financial statements in this Form 10-K. Hayden Ferry 1 was moved to Non-Same Property during 2023 due to the removal of the property from operations for a full building redevelopment in the fourth quarter of 2023.
Termination Fee Income increased $4.9 million, or 198.0%, between 2023 and 2022 and is recorded based on the timing of termination notices or negotiated agreements and expected move outs. The increase in termination fee income is driven by an increase in negotiated early terminations that were largely contemporaneous with the timing of leases executed with replacement tenants for the same leased space.
Fee Income
Fee income decreased $4.7 million, or 77.6%, between 2023 and 2022 primarily due to the completion of the Norfolk Southern transactions during the third quarter of 2022. The Norfolk Southern transactions are described in further detail in note 13 to the consolidated financial statements in this Form 10-K.
General and Administrative Expenses
General and administrative expenses increased $4.0 million, or 14.2%, between 2023 and 2022 primarily due to increases in stock compensation expense and an increase in expenses related to annual performance-based compensation paid in cash.
Interest Expense
Interest expense, net of amounts capitalized, increased $32.9 million, or 45.4%, between 2023 and 2022 primarily due to increases in the interest rates on our variable rate debt which rose from a weighted average rate of 5.43% at December 31, 2022 to 6.39% as of December 31, 2023. In addition, the issuance of the 2022 Term Loan in October 2022, refinancing of the mortgage loans on our Terminus operating properties in December 2022, and a higher average balance on our line of credit in 2023 resulted in increased interest expenses in 2023.
Depreciation and Amortization
Depreciation and amortization changed between the 2023 and 2022 periods as follows ($ in thousands):

	Year Ended December 31,
	2023	2022	$ Change	% Change
Depreciation and Amortization
Same Property	$288,200	$279,763	$8,437	3.0%
Non-Same Property	26,249	15,266	10,983	71.9%
Non-Real Estate Assets	448	558	(110)	(19.7)%
Total Depreciation and Amortization	$314,897	$295,587	$19,310	6.5%
Same Property depreciation and amortization increased between 2023 and 2022 primarily due to the timing of accelerated depreciation related to the shortening of estimated useful lives of lease-related assets, including tenant improvements, resulting from early termination of leases and an increase in tenant improvements being placed into service.
Non-Same Property depreciation and amortization increased between 2023 and 2022 primarily due to increased depreciation at our 100 Mill and Heights Union operating properties as they reached stabilization in 2022 and at our Promenade Central operating property following a full building redevelopment project completed in November 2022.

Income and Net Operating Income from Unconsolidated Joint Ventures
Income from unconsolidated joint ventures consisted of the following in 2023 and 2022 ($ in thousands):

	Year Ended December 31,
	2023	2022	$ Change	% Change

Income from unconsolidated joint ventures	$2,299	$7,700	$(5,401)	(70.1)%
Depreciation and amortization	1,931	3,927	(1,996)	(50.8)%
Gain on sale of undepreciated property	—	(4,478)	4,478	100.0%
Gain on sale of depreciated investment property, net	—	(81)	81	100.0%
Interest expense	1,676	2,603	(927)	(35.6)%
Other expense	58	70	(12)	(17.1)%
Other income	(140)	(217)	77	35.5%
Net operating income from unconsolidated joint ventures	$5,824	$9,524	$(3,700)	(38.8)%

Net operating income:
Same Property	$4,854	$4,801	$53	1.1%
Non-Same Property	970	4,723	(3,753)	(79.5)%
Net operating income from unconsolidated joint ventures	$5,824	$9,524	$(3,700)	(38.8)%

Income from unconsolidated joint ventures decreased between 2023 and 2022 primarily due to gain on the sale of a land parcel by a joint venture in 2022 and decreases in income and depreciation and amortization as a result of the sale of our interest in the Carolina Square joint venture in September 2022.
Non-Same Property NOI from unconsolidated joint ventures decreased between 2023 and 2022 primarily due to the sale of our interest in the Carolina Square joint venture in September 2022.
Gain on Sales of Investments in Unconsolidated Joint Ventures and Investment Properties
In September 2022, we sold our 50% joint venture interest in Carolina Square Holdings LP ("Carolina Square") for a gross sales price of $105.0 million and recognized a gain of $56.3 million on the sale.
Funds from Operations
The table below shows Funds from Operations Available to Common Stockholders (“FFO”), a non-GAAP financial measure, and the related reconciliation from net income available to common stockholders. We calculate FFO as defined by the National Association of Real Estate Investment Trusts ("Nareit"), which is net income (loss) available to common stockholders (computed in accordance with GAAP), excluding extraordinary items, cumulative effect of change in accounting principle, and gains or losses from sales of depreciable real property, plus depreciation and amortization of real estate assets, impairment on depreciable investment property and after adjustments for unconsolidated partnerships and joint ventures to reflect FFO on the same basis.
FFO is used by industry analysts and investors as a supplemental measure of an equity REIT’s operating performance. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry investors and analysts have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. Thus, Nareit created FFO as a supplemental measure of REIT operating performance that excludes historical cost depreciation, among other items, from GAAP net income. Our management believes that the use of FFO, combined with the required primary GAAP presentations, has been fundamentally beneficial, improving the understanding of operating results of REITs among the investing public and making comparisons of REIT operating results more meaningful. Our management evaluates operating performance in part based on FFO. Additionally, our management uses FFO and FFO per share, along with other measures, as a performance measure for incentive compensation to our officers and other key employees.

The reconciliations of net income available to common stockholders to FFO and earnings per share to FFO per share are as follows for the years ended December 31, 2023 and 2022 ($ in thousands, except per share information):

	Year Ended December 31,
	2023			2022
	Dollars	Weighted Average Common Shares	Per Share Amount	Dollars	Weighted Average Common Shares	Per Share Amount
Net Income Available to Common Stockholders	$82,963	151,714	$0.55	$166,793	150,113	$1.11
Noncontrolling interest related to unitholders	14	25	—	143	25	—
Conversion of unvested restricted stock units	—	301	—	—	281	—

Net Income — Diluted	82,977	152,040	0.55	166,936	150,419	1.11
Depreciation and amortization of real estate assets:
Consolidated properties	314,449	—	2.07	295,029	—	1.96
Share of unconsolidated joint ventures	1,931	—	0.01	3,927	—	0.03
Partners' share of real estate depreciation	(1,070)	—	(0.01)	(794)	—	(0.01)
Loss (gain) on sale of depreciated properties:
Consolidated properties	2	—	—	9	—	—
Share of unconsolidated joint ventures	—	—	—	(81)	—	—
Investments in unconsolidated joint ventures	—	—	—	(56,267)	—	(0.37)
Funds From Operations	$398,289	152,040	$2.62	$408,759	150,419	$2.72
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
The following table reconciles net income to NOI for consolidated properties for each period ($ in thousands):

	Year Ended December 31,
	2023	2022

Net Income	$83,816	$167,445
Fee income	(1,373)	(6,119)
Termination fee income	(7,343)	(2,464)
Other income	(2,454)	(2,660)
General and administrative expenses	32,331	28,319
Interest expense	105,463	72,537
Depreciation and amortization	314,897	295,587
Reimbursed expenses	608	2,024
Other expenses	2,128	2,134
Income from unconsolidated joint ventures	(2,299)	(7,700)
Gain on sale of investment in unconsolidated joint ventures	—	(56,267)
Loss (gain) on investment property transactions	(504)	9
Gain on extinguishment of debt	—	(169)
Net Operating Income	$525,270	$492,676

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

Our material capital expenditure commitments for 2024 include $109.6 million of unfunded tenant improvements and development costs. As of December 31, 2023, we had $185.1 million drawn under our Credit Facility with the ability to borrow the remaining $814.9 million, as well as $6.0 million of cash and cash equivalents. We expect to have sufficient liquidity to meet our obligations for the foreseeable future.
Financial Condition
A key component of our strategy is to maintain a conservative balance sheet with leverage and liquidity that enables us to be positioned for future growth. In recent quarters, our leverage metrics which include net debt to EBITDAre (net income available to common stockholders plus interest expense, income tax expense, depreciation and amortization, losses (gains) on the disposition of depreciated property, and impairment), net debt to undepreciated assets, and net debt to total market capitalization, have consistently been among the strongest within our sector of public office REITs.
The following table sets forth information as of December 31, 2023 with respect to our outstanding contractual obligations and commitments ($ in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual Obligations:
Company debt: (1)
Unsecured credit facility	$185,100	$—	$—	$185,100	$—
Unsecured senior notes	1,000,000	—	250,000	475,000	275,000
Term loans	750,000	—	350,000	400,000	—
Mortgage notes payable	526,968	79,087	226,881	—	221,000
Interest commitments (2)	469,474	119,019	222,186	88,216	40,053
Ground leases	185,058	2,095	7,640	4,032	171,291
Total contractual obligations	$3,116,600	$200,201	$1,056,707	$1,152,348	$707,344
Commitments:
Unfunded tenant improvements and development obligations	$109,578	$109,578	$—	$—	$—
Total commitments	$109,578	$109,578	$—	$—	$—
(1)Amounts presented above assume we exercise all available extension options.
(2)Interest on variable rate obligations is based on balances and effective rates as of December 31, 2023.

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
The interest rate applicable to the Credit Facility varies according to our leverage ratio, and may, at our election, be determined based on either (1) the Daily SOFR or Term SOFR, plus a SOFR adjustment of 0.10% ("Adjusted SOFR") and a spread of between 0.90% and 1.40%, or (2) the greater of (i) Bank of America's prime rate, (ii) the federal funds rate plus 0.50%, (iii) Term SOFR, plus a SOFR adjustment of 0.10%, plus 1.00%, or (iv) 1.00%, plus a spread of between 0.00% and 0.40%, based on leverage. In addition to the interest rate, the Credit Facility is also subject to a facility fee of 0.15% to 0.30%, depending on leverage, on the entire $1 billion capacity.
We have elected to determine the interest rate based on the Daily SOFR, plus a SOFR adjustment of 0.10% and a spread of between 0.90% and 1.40%. At December 31, 2023, the Credit Facility's spread over Adjusted SOFR was 0.90%, and the facility fee spread was 0.15%. The amount that we may draw under the Credit Facility is a defined calculation based on our unencumbered assets and other factors. The total available borrowing capacity under the Credit Facility was $814.9 million at December 31, 2023. The amounts outstanding under the Credit Facility may be accelerated upon the occurrence of any events of default.
Term Loans
On October 3, 2022, we entered into the Delayed Draw Term Loan Agreement (the "2022 Term Loan") and borrowed the full $400 million available under the loan. The loan matures on March 3, 2025 with four consecutive options to extend the maturity date for an additional six months each. The interest rate provisions are the same as the 2021 Term Loan, and the covenants are the same as the Credit Facility. On April 19, 2023, we entered into a floating-to-fixed rate swap with respect to $200 million of the $400 million 2022 Term Loan through the maturity date of March 3, 2025. This swap fixed the underlying SOFR rate at 4.298% (see note 9 of the Notes to Consolidated Financial Statements within this Form 10-K).
On June 28, 2021, we entered into an Amended and Restated Term Loan Agreement (the "2021 Term Loan") that amended the former term loan agreement. Under the 2021 Term Loan, we borrowed $350 million that matures on August 30, 2024 with four consecutive options to extend the maturity date for an additional 180 days each. On September 19, 2022, we entered into the First Amendment to the 2021 Term Loan. This amendment aligns covenants and available interest rates, including the addition of SOFR, to that of the Credit Facility. Under the terms of this First Amendment, the interest rate applicable to the 2021 Term Loan varies according to our leverage ratio and may, at our election, be determined based on either (1) the Daily SOFR or Term SOFR, plus a SOFR adjustment of 0.10% ("Adjusted SOFR") and a spread of between 1.05% and 1.65%, or (2) the greater of (i) Bank of America's prime rate, (ii) the federal funds rate plus 0.50%, (iii) Term SOFR, plus a SOFR adjustment of 0.10%, plus 1.00%, or (iv) 1.00%, plus a spread of between 0.05% and 0.65%, based on leverage. On September 27, 2022, we entered into a floating-to-fixed interest rate swap with respect to the $350 million 2021 Term Loan through the maturity date of August 30, 2024. This swap fixed the underlying SOFR rate at 4.234% (see note 9 of the Notes to Consolidated Financial Statements within this Form 10-K).
We have elected to determine the interest rate based on the Daily SOFR, plus a SOFR adjustment of 0.10% and a spread of between 0.90% and 1.40%. At December 31, 2023, the Term Loans' spread over the underlying Adjusted SOFR rates was 1.05%.
Unsecured Senior Notes
At December 31, 2023, we had $1 billion in unsecured senior notes outstanding that were issued in five tranches with maturity dates that range from 2025 to 2029. The weighted average fixed interest rates on these notes is 3.91%.
The unsecured senior notes contain financial covenants that are consistent with those of our Credit Facility, with the exception of a secured leverage ratio of no more than 40%. The senior notes also contain customary representations and warranties, both affirmative and negative covenants, and customary events of default.
Secured Mortgage Notes
In December 2022, we refinanced the mortgages on our two Terminus properties in Atlanta with the existing lender. Under the new non-cross-collateralized mortgages, the maturities were extended from January 2023 to January 2031, the combined principal increased to $221.0 million from $178.9 million. The interest rate for each mortgage increased to 6.34%, from a combined weighted average interest rate of 4.67%. These mortgages are neither cross-collateralized nor cross-defaulted.
In October 2022, we paid off, in full, our Legacy Union One and Promenade Tower mortgages with remaining principal balances of $66.0 million and $86.3 million, respectively. These mortgages had interest rates of 4.24% and 4.27%, respectively.
As of December 31, 2023, we had $527.0 million outstanding on five non-recourse mortgage notes with a weighted average interest rate of 4.68%. All interest rates on the secured mortgage notes are fixed. Assets with depreciated carrying values of $888.4 million were pledged as security on these mortgage notes payable.
Joint Venture Commitments and Debt
We have a number of off balance sheet joint ventures with varying structures, as described in note 5 to our consolidated financial statements. The joint ventures in which we have an interest are involved in the ownership and/or development of real estate. A venture will fund capital requirements or operational needs with cash from operations or financing proceeds. If additional capital is deemed necessary, a venture may request a contribution from the partners, and we will evaluate such request. Except as previously discussed, based on the nature of the activities conducted in these ventures, management cannot estimate with any degree of accuracy amounts that we may be required to fund in the short- or long-term. However, management does not believe that additional funding of these ventures will have a material adverse effect on our financial condition or results of operations.
At December 31, 2023, our unconsolidated joint ventures had aggregate outstanding indebtedness to third parties of $302.1 million. This debt represents mortgage or construction loans, all of which are non-recourse to us. In addition, in certain instances, we provide “non-recourse carve-out guarantees” on these non-recourse loans.
Other Debt Information
Our existing mortgage debt is solely non-recourse, fixed-rate mortgage notes secured by various real estate assets. We expect to either refinance our non-recourse mortgage loans at maturity or repay the mortgage loans with other capital sources, including our credit facility, unsecured debt, non-recourse mortgages, construction loans, the sale of assets, joint venture equity, the issuance of common stock, the issuance of preferred stock, or the issuance of units of CPLP. Many of our non-recourse mortgages contain covenants which, if not satisfied, could result in acceleration of the maturity of the debt.
We are in compliance with all covenants of our existing unsecured debt and non-recourse mortgages.
Future Capital Requirements
To meet capital requirements for future investment activities, we intend to actively manage our portfolio of properties and strategically sell assets to exit our non-core holdings and reposition our portfolio of income-producing assets. We also expect to continue to utilize cash retained from operations, as well as third-party sources of capital such as indebtedness, to fund future commitments and to utilize construction financing facilities for some development assets, if available and under appropriate terms. We may also generate capital through the issuance of securities that include common or preferred stock, warrants, debt securities, or the issuance of CPLP limited partnership units.
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
Cash Flows
We report and analyze our cash flows based on operating activities, investing activities, and financing activities. Cash and cash equivalents totaled $6.0 million and $5.1 million at December 31, 2023 and 2022, respectively. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Cash Flows" from our 2022 Annual Report on Form 10-K for a discussion of the changes in cash flows between 2022 and 2021.

The following table sets forth the changes in cash flows ($ in thousands):

	Year Ended December 31,		$ Change
	2023	2022
Net cash provided by operating activities	$368,362	$365,166	$3,196
Net cash used in investing activities	(295,735)	(334,499)	38,764
Net cash used in financing activities	(71,725)	(35,690)	(36,035)
The reasons for significant increases and decreases in cash flows between the periods are as follows:
Cash Flows from Operating Activities. Cash provided by operating activities increased $3.2 million between 2023 and 2022 primarily due to the timing of payments of operating liabilities and receipt of payments from tenants.
Cash Flows from Investing Activities. Cash used in investing activities decreased $38.8 million between 2023 and 2022. Cash used in investing activities was lower in 2023 primarily due to decreases in capital expenditures driven by the following: the Domain 9 development project nearing final phases of construction at the end of 2023; significant redevelopment activities in 2022 being completed in 2023; decreases in cash paid for building improvements; offset by increases in expenditures for tenant improvements; and other leasing costs in 2023. The net decrease in capital expenditures is in addition to a decrease in contributions to joint ventures as development activities at our Neuhoff project were increasingly funded by the joint venture's construction loan in 2023. These decreases are partially offset by a decrease in cash provided in 2023 related to the 2022 sale of our interest in Carolina Square.
Cash Flows from Financing Activities. Cash flows used in financing activities increased $36.0 million between 2023 and 2022. The increase in cash used is primarily driven by a reduction in proceeds from the 2022 issuance of common stock and issuance of the 2022 Term Loan. This increase is partially offset by a decrease in cash used in repayments of mortgage notes and a decrease in net repayments on our Credit Facility in 2023.
Capital Expenditures. We incur capital expenditures related to our real estate assets that include the acquisition of properties, the development of new properties, the redevelopment of existing or newly purchased properties, and direct leasing costs for new or replacement tenants.
Capital expenditures for assets we develop or acquire and then hold and operate are included in the property acquisition, development, and tenant asset expenditures line item within investing activities on the statements of cash flows. Components of expenditures included in this line item for the years ended December 31, 2023 and 2022 are as follows ($ in thousands):

	2023	2022
Projects under development (1)	$53,670	$124,717
Operating properties—redevelopment	41,066	63,244
Operating properties—building improvements	26,878	33,726
Operating properties—leasing costs	137,017	97,114
Capitalized interest and salaries	20,888	23,440
Total property acquisition, development and tenant asset expenditures	$279,519	$342,241
(1) Includes initial leasing costs.

Capital expenditures decreased $62.7 million between 2023 and 2022 primarily due to decreased development activities at our Domain 9 property as it nears final stages of development and the significant redevelopment projects in 2022 being completed in 2023. This decrease is partially offset by an increase in our capital expenditures related to leasing costs which include tenant improvements and other leasing costs (primarily contingent commissions) and are a function of the number, size, and timing of occupancy of executed new leases or renewals of existing leases.

The weighted average leasing costs on a per square foot basis for leases signed during 2023 and 2022 were as follows:

	2023	2022
New leases	$13.41	$12.60
Renewal leases	$9.36	$9.07
Expansion leases	$6.12	$11.71

Total	$10.59	$10.69
The amounts of leasing costs on a per square foot basis vary by lease and by market.
Dividends. We paid common dividends of $194.3 million and $192.3 million in 2023 and 2022, respectively. We funded these dividends with cash provided by operating activities. We expect to fund our future quarterly common dividends with cash provided by operating activities. Proceeds from investment property sales, distributions from unconsolidated joint ventures, and indebtedness will be used, if necessary.
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
Item 7A.Quantitative and Qualitative Disclosure about Market Risk
Our primary exposure to market risk results from our debt, which bears interest at both fixed and variable rates. We attempt to mitigate this risk primarily by limiting our debt exposure in total and our maturities in any one year and weighting more towards fixed-rate debt in our portfolio. We also use derivative financial instruments to effectively convert some of our variable rate debt to fixed rate debt. These fixed rate debt obligations limit the risk of fluctuating interest rates.
On April 19, 2023, we entered into a floating-to-fixed interest rate swap with respect to $200 million of the $400 million 2022 Term Loan through the maturity date of March 3, 2025. This swap fixed the underlying SOFR rate at 4.298%. On September 27, 2022, we entered into a floating-to-fixed interest rate swap with respect to the $350 million Term Loan through the maturity date of August 30, 2024. This swap fixed the underlying SOFR rate at 4.234%. As of December 31, 2023 and 2022, we had $2.1 billion and $1.9 billion, respectively, of fixed rate debt, including the Term Loan, outstanding at a weighted average interest rate of 4.50% and 4.40%, respectively.
At December 31, 2023, we had $385.1 million of variable rate debt outstanding, which consisted of the Credit Facility with $185.1 million outstanding at an interest rate of 6.31% and $200 million of the $400 million 2022 Term Loan with an interest rate of 6.46%. At December 31, 2022, we had $456.6 million of variable rate debt outstanding, which consisted of the Credit Facility with $56.6 million outstanding at an interest rate of 5.30% and the $400 million 2022 Term Loan with an interest rate of 5.45%. Based on our average variable rate debt balances in 2023, interest incurred would have increased by $3.9 million in 2023 if these interest rates had been 1% higher.
The information presented above should be read in conjunction with note 8 and note 9 of notes to consolidated financial statements included in this Annual Report on Form 10-K.
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
Management, under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. The framework on which the assessment was based is described in “Internal Control – Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, we concluded that we maintained effective internal control over financial reporting as of December 31, 2023. Deloitte & Touche LLP, our independent registered public accounting firm, issued an opinion on the effectiveness of our internal control over financial reporting as of December 31, 2023, which follows this report of management.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Cousins Properties Incorporated

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Cousins Properties Incorporated and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 7, 2024, expressed an unqualified opinion on those consolidated financial statements.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.We have audited the internal control over financial reporting of Cousins Properties Incorporated and subsidiaries (the "Company") as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

/s/ Deloitte & Touche LLP

Atlanta, Georgia
February 7, 2024

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by Items 401, 405, 406, and 407 of Regulation S-K is presented in Item X in Part I of this report and is included under the captions “Proposal 1 - Election of Directors” and “Delinquent Section 16(a) Reports” in the Proxy Statement relating to the 2024 Annual Meeting of the Registrant’s Stockholders and is incorporated herein by reference. The Company has the Code of Business Conduct and Ethics, which is applicable to its Board of Directors and all of its employees. The Code of Business Conduct and Ethics is publicly available on the “Investor Relations” page of its website site at www.cousins.com. Section 1 of the Code of Business Conduct and Ethics applies to the Company’s senior executive and financial officers and is a “code of ethics” as defined by applicable SEC rules and regulations. If the Company makes any amendments to the Code of Business Conduct and Ethics other than technical, administrative, or other non-substantive amendments or grants any waivers, including implicit waivers, from a provision of the Code of Business Conduct and Ethics to the Company’s senior executive or financial officers, the Company will disclose on its website the nature of the amendment or waiver, its effective date, and to whom it applies.
Item 11. Executive Compensation
The information required by Items 402 and 407 of Regulation S-K is included under the captions “Executive Compensation,” “Director Compensation,” and "Compensation Committee Interlocks and Insider Participation" in the Proxy Statement relating to the 2024 Annual Meeting of the Registrant’s Stockholders and is incorporated herein by reference.
Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information under the captions “Beneficial Ownership of Common Stock” and "Equity Compensation Plan Information" in the Proxy Statement relating to the 2024 Annual Meeting of the Registrant’s Stockholders is incorporated herein by reference.
Item 13.Certain Relationships and Related Transactions, and Director Independence
The information under the caption “Certain Transactions” and “Director Independence” in the Proxy Statement relating to the 2024 Annual Meeting of the Registrant’s Stockholders is incorporated herein by reference.
Item 14.Principal Accountant Fees and Services
The information under the caption “Summary of Fees to Independent Registered Public Accounting Firm” in the Proxy Statement relating to the 2024 Annual Meeting of the Registrant’s Stockholders has fee information for fiscal years 2023 and 2022 and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)1.     Financial Statements
A.The following consolidated financial statements of the Registrant, together with the applicable report of independent registered public accounting firm, are filed as a part of this report:
2.Financial Statement Schedule
The following financial statement schedule for the Registrant is filed as a part of this report:

Page Number
A. Schedule III—Real Estate and Accumulated Depreciation—December 31, 2023	S-1 through S-4
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

3.1.5
Articles of Amendment to Restated and Amended Articles of Incorporation of the Registrant, as amended October 6, 2016, filed as Exhibit 3.1 and 3.1.1 to the Registrant's Current Form on Form 8-K filed on October 7, 2016, and incorporated herein by reference.

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

3.2	Bylaws of the Registrant, as amended and restated July 25, 2023, filed as Exhibit 3.2.2 to the Registrant’s Form 10-Q for the quarter ended June 30, 2023, and incorporated herein by reference.

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

4.6	Description of Registrant's Securities, filed as Exhibit 4.6 to the Registrant's Form 10-K filed for the year ended December 31, 2019.

10(a)(i)*	Form of Amendment Number One to Change in Control Severance Agreement filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated May 12, 2009, and incorporated herein by reference.

10(a)(ii)*	Form of New Change in Control Severance Agreement, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 7, 2011, and incorporated herein by reference.

10(a)(iii)*
Form of Amendment Number Two to Change in Control Severance Agreement, filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 7, 2011, and incorporated herein by reference.

10(a)(iv)*
Form of Amendment Number One to Change in Control Severance Agreement, filed as Exhibit 10(a)(xxxvi) to the Registrant's Form 10-K for the year ended December 31, 2015, and incorporated herein by reference.

10(a)(v)*
Form of New Change in Control Severance Agreement, filed as Exhibit 10.1 to the Registrant's Current Report on Form 10-Q filed for the quarter ended June 30, 2017, and incorporated herein by reference.

10(a)(vi)*
Form of Amendment Number One to Change in Control Severance Agreement, filed as Exhibit 10.2 to the Registrant's Current Report on Form 10-Q filed for the quarter ended June 30, 2017, and incorporated herein by reference.

10(a)(vii)*	Cousins Properties Incorporated 2019 Omnibus Incentive Stock Plan, filed as Exhibit 10.1 to the Registrant's Form 10-Q filed for the quarter ended March 31, 2019, and incorporated herein by reference.

10(a)(viii)*
Cousins Properties Incorporated 2019 Omnibus Incentive Stock Plan — Restricted Stock Unit Award Agreement, filed as Exhibit 10(a)(xxxvii) to the Registrant's Annual Report on Form 10-K filed for the year ended December 31, 2019, and incorporated herein by reference.

10(a)(ix)*
Cousins Properties Incorporated 2019 Omnibus Incentive Stock Plan — Director Stock Grant Certificate, filed as Exhibit 10(a)(xl) to the Registrant's Form 10-Q filed for the quarter ended March 31, 2020 and incorporated herein by reference.

10(a)(x)*	Cousins Properties Incorporated 2019 Omnibus Incentive Stock Plan — Stock Grant Certificate, filed as Exhibit 10(a)(xxxii) to the Registrant's Form 10-K filed for the year ended December 31, 2021.

10(a)(xi)*
Cousins Properties Incorporated 2019 Omnibus Incentive Stock Plan — Restricted Stock Unit Certificate, filed as Exhibit 10(a)(xxxiii) to the Registrant's Form 10-K filed for the year ended December 31, 2021.

10(a)(xii)*
Cousins Properties Incorporated 2019 Omnibus Incentive Stock Plan — Director Stock Grant Certificate, filed as Exhibit 10(a)(xxxiv) to the Registrant's Form 10-K filed for the year ended December 31, 2021.

10(a)(xiii)*	Cousins Properties Incorporated 2021 Employee Stock Purchase Plan, filed as Exhibit 10(a)(xxxv) to the Registrant's Form 8-K filed on November 1, 2021 and incorporated herein by reference.

10(a)(xiv)*	Amendment Number One to the Cousins Properties Incorporated 2019 Omnibus Incentive Stock Plan, filed as Exhibit 10(a)(xxxvi) to the Registrant's Form 10-K filed for the year ended December 31, 2021.

10(b)	Form of Indemnification Agreement, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 18, 2007, and incorporated herein by reference.

10(c)	Agreement of Limited Partnership of Cousins Properties LP., filed as Exhibit 10.1 to the Registrant's Current Form on Form 8-K filed on October 7, 2016, and incorporated herein by reference.

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

10(f)(i)
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

10(f)(ii)
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

21†	Subsidiaries of the Registrant.

23†	Consent of Independent Registered Public Accounting Firm.

31.1†	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97†	Cousins Properties Incorporated Clawback Policy

101†	The following financial information for the Registrant, formatted in XBRL (Extensible Business Reporting Language): (i) the consolidated balance sheets, (ii) the consolidated statements of operations, (iii) the consolidated statements of equity, (iv) the consolidated statements of cash flows, and (v) the notes to consolidated financial statements.

104†	Cover Page Interactive Data File.

*	Indicates a management contract or compensatory plan or arrangement.

†	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cousins Properties Incorporated (Registrant)
Dated:	February 7, 2024
		BY:	/s/ Gregg D. Adzema
Gregg D. Adzema
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Capacity	Date
/s/ M. Colin Connolly	Chief Executive Officer, President, and Director	February 7, 2024
M. Colin Connolly	(Principal Executive Officer)

/s/ Gregg D. Adzema	Executive Vice President and Chief Financial Officer	February 7, 2024
Gregg D. Adzema	(Principal Financial Officer)

/s/ Jeffrey D. Symes	Senior Vice President and Chief Accounting Officer	February 7, 2024
Jeffrey D. Symes	(Principal Accounting Officer)

/s/ Charles T. Cannada	Director	February 7, 2024
Charles T. Cannada

/s/ Robert M. Chapman	Chairman of the Board and Director	February 7, 2024
Robert M. Chapman

/s/ Scott W. Fordham	Director	February 7, 2024
Scott W. Fordham

/s/ Lillian C. Giornelli	Director	February 7, 2024
Lillian C. Giornelli

/s/ R. Kent Griffin, Jr.	Director	February 7, 2024
R. Kent Griffin, Jr.

/s/ Donna W. Hyland	Director	February 7, 2024
Donna W. Hyland

/s/ Dionne Nelson	Director	February 7, 2024
Dionne Nelson

/s/ R. Dary Stone	Director	February 7, 2024
R. Dary Stone

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Cousins Properties Incorporated

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cousins Properties Incorporated and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and the financial statement schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 7, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

•We selected a sample of lease agreements signed in the current year and performed the following to evaluate the appropriateness of management’s conclusions regarding the owner of the tenant improvements and the timing and amount of revenue recognition:

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
February 7, 2024
We have served as the Company's auditor since 2002.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,
	2023	2022
Assets:
Real estate assets:
Operating properties, net of accumulated depreciation of $1,329,406 and $1,079,662 in 2023 and 2022, respectively	$6,775,093	$6,738,354
Projects under development	132,884	111,400
Land	154,728	158,430
	7,062,705	7,008,184

Cash and cash equivalents	6,047	5,145
Accounts receivable	11,109	8,653
Deferred rents receivable	209,370	184,043
Investment in unconsolidated joint ventures	143,831	112,839
Intangible assets, net	110,667	136,240
Other assets, net	90,745	81,912
Total assets	$7,634,474	$7,537,016
Liabilities:
Notes payable	$2,457,627	$2,334,606
Accounts payable and accrued expenses	299,767	271,103
Deferred income	181,744	128,636
Intangible liabilities, net	42,193	52,280
Other liabilities	104,830	103,442
Total liabilities	3,086,161	2,890,067
Commitments and contingencies
Equity:
Stockholders' investment:
Common stock, $1 par value per share, 300,000,000 shares authorized, 154,335,798 and 154,019,214 issued, and 151,799,215 and 151,457,190 outstanding in 2023 and 2022, respectively	154,336	154,019
Additional paid-in capital	5,638,709	5,630,327
Treasury stock at cost, 2,536,583 and 2,562,024 shares in 2023 and 2022, respectively	(145,696)	(147,157)
Distributions in excess of cumulative net income	(1,125,390)	(1,013,292)
Accumulated other comprehensive income	2,192	1,767
Total stockholders' investment	4,524,151	4,625,664
Nonredeemable noncontrolling interests	24,162	21,285
Total equity	4,548,313	4,646,949
Total liabilities and equity	$7,634,474	$7,537,016
See notes to consolidated financial statements.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2023	2022	2021
Revenues:
Rental property revenues	$799,047	$753,511	$739,063
Fee income	1,373	6,119	15,559
Other	2,454	2,660	451
	802,874	762,290	755,073
Expenses:
Rental property operating expenses	266,434	258,371	259,461
Reimbursed expenses	608	2,024	2,476
General and administrative expenses	32,331	28,319	29,321
Interest expense	105,463	72,537	67,027
Depreciation and amortization	314,897	295,587	288,092
Other	2,128	2,134	2,131
	721,861	658,972	648,508
Income from unconsolidated joint ventures	2,299	7,700	6,801
Gain on sales of investments in unconsolidated joint ventures	—	56,267	13,083
Gain (loss) on investment property transactions	504	(9)	152,547
Gain on extinguishment of debt	—	169	—
Net income	83,816	167,445	278,996
Net income attributable to noncontrolling interests	(853)	(652)	(410)
Net income available to common stockholders	$82,963	$166,793	$278,586

Net income per common share — basic and diluted	$0.55	$1.11	$1.87
Weighted average shares — basic	151,714	150,113	148,666
Weighted average shares — diluted	152,040	150,419	148,891
Dividends declared per common share	$1.28	$1.28	$1.24
See notes to consolidated financial statements.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2023	2022	2021
Comprehensive income:
Net income available to common stockholders	$82,963	$166,793	$278,586
Other comprehensive income:
Unrealized gains on cash flow hedges	4,357	1,063	—
Amortization of cash flow hedges	(3,932)	704	—
Total other comprehensive income	425	1,767	—
Total comprehensive income	$83,388	$168,560	$278,586

See notes to consolidated financial statements.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except per share data)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Distributions in Excess of Cumulative Net Income	Accumulated Other Comprehensive Income	Stockholders’ Investment	Nonredeemable Noncontrolling Interests	Total Equity
Balance December 31, 2020	$151,149	$5,542,762	$(148,473)	$(1,078,304)	$—	$4,467,134	$28,404	$4,495,538

Net income	—	—	—	278,586	—	278,586	410	278,996
Common stock issued pursuant to stock based compensation	126	426	—	—	—	552	—	552
Amortization of stock based compensation, net of forfeitures	(2)	6,120	—	—	—	6,118	—	6,118
Contributions from noncontrolling interests	—	—	—	—	—	—	6,154	6,154
Distributions to noncontrolling interests	—	—	—	—	—	—	(1,338)	(1,338)
Common dividends ($1.24 per share)	—	—	—	(185,620)	—	(185,620)	—	(185,620)
Balance December 31, 2021	151,273	5,549,308	(148,473)	(985,338)	—	4,566,770	33,630	4,600,400

Net income	—	—	—	166,793	—	166,793	652	167,445
Other comprehensive income	—	—	—	—	1,767	1,767	—	1,767
Common stock sold, net of issuance costs	2,632	100,488	—	—	—	103,120	—	103,120
Common stock issued pursuant to stock based compensation	120	(312)	1,316	—	—	1,124	—	1,124
Amortization of stock based compensation, net of forfeitures	(6)	8,481	—	—	—	8,475	—	8,475
Acquisition of partners' noncontrolling interest	—	(27,638)	—	—	—	(27,638)	(15,749)	(43,387)
Contributions from noncontrolling interests	—	—	—	—	—	—	2,866	2,866
Distributions to noncontrolling interests	—	—	—	—	—	—	(114)	(114)
Common dividends ($1.28 per share)	—	—	—	(194,747)	—	(194,747)	—	(194,747)
Balance December 31, 2022	154,019	5,630,327	(147,157)	(1,013,292)	1,767	4,625,664	21,285	4,646,949

Net income	—	—	—	82,963	—	82,963	853	83,816
Other comprehensive income	—	—	—	—	425	425	—	425
Common stock issued pursuant to stock based compensation	320	(1,845)	1,461	—	—	(64)	—	(64)
Amortization of stock based compensation, net of forfeitures	(3)	10,227	—	—	—	10,224	—	10,224
Contributions from noncontrolling interests	—	—	—	—	—	—	3,115	3,115
Distributions to noncontrolling interests	—	—	—	—	—	—	(1,091)	(1,091)
Common dividends ($1.28 per share)	—	—	—	(195,061)	—	(195,061)	—	(195,061)
Balance December 31, 2023	$154,336	$5,638,709	$(145,696)	$(1,125,390)	$2,192	$4,524,151	$24,162	$4,548,313

See notes to consolidated financial statements.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$83,816	$167,445	$278,996
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales of investment in unconsolidated joint ventures	—	(56,267)	(13,083)
Loss (gain) on investment property transactions	(504)	9	(152,547)
Depreciation and amortization	314,897	295,587	288,092
Amortization of deferred financing costs and premium on notes payable	4,142	(99)	(437)
Equity-classified stock-based compensation expense, net of forfeitures	11,966	10,138	7,459
Effect of non-cash adjustments to rental revenues	(48,068)	(41,731)	(39,473)
Income from unconsolidated joint ventures	(2,299)	(7,700)	(6,801)
Operating distributions from unconsolidated joint ventures	3,664	5,399	11,542
Loss on extinguishment of debt	—	(169)	—
Changes in other operating assets and liabilities:
Change in receivables and other assets, net	(7,725)	1,723	5,500
Change in operating liabilities, net	8,473	(9,169)	10,230
Net cash provided by operating activities	368,362	365,166	389,478
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from investment property sales, net	4,248	—	555,333
Proceeds from sale of interest in unconsolidated joint ventures, net	—	38,831	67,066
Property acquisition, development, and tenant asset expenditures	(279,519)	(342,241)	(787,810)
Return of capital distributions from unconsolidated joint ventures	10,924	16,805	39,422
Contributions to unconsolidated joint ventures	(31,388)	(47,894)	(65,077)
Net cash used in investing activities	(295,735)	(334,499)	(191,066)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facility	382,900	428,700	855,500
Repayment of credit facility	(254,400)	(600,600)	(859,400)
Proceeds from term loans	—	400,000	350,000
Repayment of term loans	—	—	(250,000)
Proceeds from mortgages	—	42,118	—
Repayment of mortgages	(8,273)	(168,401)	(109,469)
Payment of deferred financing costs	(71)	(8,231)	(2,989)
Issuance of common stock	—	103,120	—
Proceeds from sale of treasury stock	443	514	—
Common dividends paid	(194,348)	(192,275)	(182,840)
Contributions from noncontrolling interests	3,115	2,866	6,154
Distributions to noncontrolling interests	(1,091)	(114)	(1,338)
Acquisition of partner's noncontrolling interest	—	(43,387)	—
Net cash used in financing activities	(71,725)	(35,690)	(194,382)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	902	(5,023)	4,030
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	5,145	10,168	6,138
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$6,047	$5,145	$10,168
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
Cousins, CPLP, CTRS, and their subsidiaries (collectively, the “Company”) develop, acquire, lease, manage, and own primarily Class A office properties and opportunistic mixed-use developments in the Sun Belt markets of the United States with a focus on Atlanta, Austin, Tampa, Charlotte, Phoenix, Dallas, and Nashville. Cousins has elected to be taxed as a REIT and intends to, among other things, distribute at least 100% of its net taxable income to stockholders, thereby eliminating any liability for federal income taxes under current law. Therefore, the results included herein do not include a federal income tax provision for Cousins. As of December 31, 2023, the Company’s portfolio of real estate assets consisted of interests in 18.8 million square feet of office space and 310,000 square feet of other space.
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
The Company evaluates all partnerships, joint ventures, and other arrangements with variable interests to determine if the entity or arrangement qualifies as a variable interest entity (“VIE”) as defined in the Codification. If the entity or arrangement qualifies as a VIE and the Company is determined to be the primary beneficiary, the Company is required to consolidate the assets, liabilities, and results of operations of the VIE. The Company had no investments or interests in any VIEs as of December 31, 2023 or 2022.
2.SIGNIFICANT ACCOUNTING POLICIES
Real Estate Assets
Cost Capitalization: Costs related to planning, developing, leasing, and constructing a property, including costs of personnel working directly on projects under development or redevelopment, are capitalized. In addition, the Company capitalizes interest to qualifying assets under development or redevelopment based on average accumulated expenditures outstanding during the period. In capitalizing interest to qualifying assets, the Company uses the interest incurred on specific project debt, if any. If there is no specific project debt, the Company uses its weighted average interest rate for non-project specific debt. The Company also capitalizes interest to investments in entities accounted for under the equity method when the entity has property under development or redevelopment with a carrying value in excess of the entity’s borrowings. To the extent debt exists within an unconsolidated joint venture during the construction period, the venture capitalizes interest on that venture-specific debt.
The Company capitalizes interest, real estate taxes, and certain operating expenses on the unoccupied portion of development or redevelopment properties, which have ongoing construction of tenant improvements, until the earlier of the date on which the development project achieves 90% economic occupancy or one year from cessation of major construction activity.
Impairment: We review our real estate assets on a property-by-property basis for impairment. This review includes our operating properties, properties under development, and land holdings.
The first step in this process is to determine whether an asset is considered to be held-for-investment or held-for-sale, in accordance with accounting guidance. In order to be considered a real estate asset held-for-sale, we must, among other things, have the authority to commit to a plan to sell the asset in its current condition, have commenced the plan to sell the asset, and have determined that it is probable that the asset will sell within one year. If we determine that an asset is held-for-sale, we record an impairment loss if the fair value less costs to sell is less than the carrying amount. All real estate assets not meeting the held-for-sale criteria are considered to be held-for-investment.

In the impairment analysis for assets held-for-investment, we must determine whether there are indicators of impairment. For operating properties, these indicators could include a significant decline in a property’s leasing percentage, a current period operating loss or negative cash flows combined with a history of losses at the property, a decline in lease rates for that property or others in the property’s market, a significant change in the market value of the property, an adverse change in the financial condition of significant tenants, or a significant decrease in the estimated hold period. For projects under development, indicators could include material budget overruns, significant delays in construction, occupancy, or stabilization timing, regulatory changes or economic trends that have a significant impact on the market, or an adverse change in the financial condition of significant future tenants. For land holdings, indicators could include an overall decline in the market value of land in the region, regulatory changes that impact ability to develop the land, a decline in development activity for the intended use of the land, or other adverse economic and market conditions.
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
For asset acquisitions, the Company records the acquired tangible and intangible assets and assumed liabilities based on each asset and liability's relative fair value at the acquisition date to the total purchase price plus capitalized acquisition costs. For acquisitions that are accounted for as an acquisition of a business, the Company records the acquired tangible and intangible assets and assumed liabilities at fair value at the acquisition date, excluding any acquisition costs, which are expensed as incurred. The acquired assets and assumed liabilities for an operating property acquisition generally include but are not limited to: land, buildings and improvements, and identified tangible and intangible assets and liabilities associated with in-place leases, including leasing costs, value of above-market and below-market tenant leases, value of above-market and below-market ground leases, and acquired in-place lease values, if any.
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
Depreciation and Amortization: Real estate assets are stated at depreciated cost less impairment, if any. Buildings are depreciated over their estimated useful lives, which range generally from 30 to 40 years. The life of a particular building depends upon a number of factors including whether the building was developed or acquired and the condition of the building upon acquisition. Furniture, fixtures, and equipment are depreciated over their estimated useful lives of three to five years. Tenant improvements, leasing costs, and leasehold improvements are generally amortized over the term of the applicable leases or the estimated useful life of the assets, whichever is shorter. The Company accelerates the depreciation of tenant improvements if it estimates that the lease term will end prior to the termination date, absent any expectation that the tenant improvements will be used by a successor tenant. This acceleration may occur if a tenant files for bankruptcy, vacates its premises, or defaults in another manner outlined in its lease. Deferred expenses are amortized over the period of estimated benefit. The Company uses the straight-line method for all depreciation and amortization.

Investment in Joint Ventures
For joint ventures that the Company does not control, but over which it exercises significant influence, the Company uses the equity method of accounting. The Company's judgment with regard to its level of influence or control of an entity involves consideration of various factors including the form of its ownership interest; its representation in the entity's governance; its ability to participate in policy-making decisions; and the rights of other investors to participate in the decision-making process, to replace the Company as manager, and/or to liquidate the venture. These ventures are recorded at cost and adjusted for equity (losses) in earnings and cash contributions and distributions. Any difference between the carrying amount of these investments on the Company’s consolidated balance sheet and the underlying equity in net assets on the joint venture’s balance sheet is adjusted as the related underlying assets are depreciated, amortized, or sold. The Company generally allocates income and loss from an unconsolidated joint venture based on the venture's distribution priorities, which may be different from its stated ownership percentage.
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
Revenue Recognition
Rental Property Revenues: The Company recognizes contractual revenues from leases on a straight-line basis over the term of the respective lease. Our leases regularly include allowances for tenant improvements. If we determine the improvements are our assets, we capitalize the cost of the improvements and recognize depreciation expense associated with such improvements over the shorter of the estimated useful life or the term of the lease. If the improvements are tenant assets, we defer the cost of improvements funded by us as a lease incentive asset and amortize it as a reduction of rental revenue over the term of the lease. Our determination of whether improvements are our assets or tenant assets also affects when we commence revenue recognition in connection with a lease. The Company records deferred revenue for the portion of company owned tenant improvements funded by or reimbursed by tenants and amortizes this amount on a straight-line basis into rental income over the term of the related lease. As of December 31, 2023 and 2022, the Company had unamortized deferred income related to tenant-funded tenant improvements of $141.0 million and $100.1 million, respectively, included in deferred income on the consolidated balance sheets. During 2023, 2022, and 2021, the Company recognized $20.0 million, $11.2 million, and $5.4 million, respectively, in revenues related to the amortization of tenant-funded tenant improvements.
Certain leases also provide for percentage rents based upon the level of sales achieved by the lessee. Percentage rents are recognized once the specified sales target is achieved. In addition, leases typically provide for reimbursement of the tenants' share of real estate taxes, insurance, and other operating expenses to the Company. Operating expense reimbursements are recognized as the related expenses are incurred. During 2023, 2022, and 2021, the Company recognized $163.2 million, $160.7 million, and $155.5 million, respectively, in revenues from tenants related to operating expense reimbursements.
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
Derivative Financial Instruments
The Company manages its exposure to interest rate risk associated with its floating-rate debt using derivative financial instruments, specifically interest rate swaps. The current interest rate swaps involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.
The Company does not hold or issue derivative financial instruments for trading or speculative purposes. Derivatives are carried at fair value on the balance sheet as either other assets or other liabilities. If the hedging instrument is designated as a cash flow hedge and is determined to be highly effective, any gain or loss from changes in the fair value of the hedging instruments are reported as a component of other comprehensive income included in the equity section of the balance sheet. When the forecasted transaction occurs, the effective portion of the gain or loss on the hedge is reclassified from other comprehensive income to interest expense on the income statement.
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
Restricted Cash
Restricted cash primarily includes escrow accounts held by lenders for reserves or funds to pay real estate taxes, if any. The Company did not have any restricted cash as of December 31, 2023 or 2022.
Determination of Fair Values
The Company uses fair values in the preparation of the financial statements and related footnote disclosures under the Fair Value Hierarchy prescribed by GAAP. The hierarchy is used for disclosing fair values of debt as of the balance sheet date (see note 8) and recording cash flow hedges (see note 9). Both of these determinations are made based on Level 2 inputs, which are described more fully in the respective footnotes. Fair values used for stock compensation are based on the assumptions and methodologies described in note 14 and are excepted from the Fair Value Hierarchy disclosure requirements.
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
The Company sold the properties noted above as part of its ongoing investment strategy, using these proceeds to fund new investment activity. The Company recorded a total gain of $90.1 million from the 2021 sales.
In July 2021, the Company sold 0.7 acres of land in Phoenix, adjacent to its 100 Mill development, to a hotel developer for $6.4 million. Net proceeds approximated book value.
Impairment
The Company tests buildings held-for-investment, by disposal groups, for impairment whenever changes in circumstances indicate a disposal group’s carrying value may not be recoverable. The test is conducted using undiscounted cash flows for the shorter of the building’s estimated hold period or its remaining useful life. When testing for recoverability of buildings held-for-investment, projected cash flows are used over its expected hold period. If the expected hold period includes some likelihood of shorter-term hold period from a potential sale, the probability of a sale is layered into the analysis. If any building's held-for-investment analysis were to fail the impairment test, its book value would be written down to its then current estimated fair value, before any selling expense, and that building would continue to depreciate over its remaining useful life. None of the Company’s held-for-investment buildings were impaired during any periods presented in the accompanying statement of operations.
The Company also reviews held-for-sale buildings, if any, for impairments. In order to be considered a real estate asset held-for-sale, the Company must, among other things, have the authority to commit to a plan to sell the asset in its current condition, have commenced the plan to sell the asset, and have determined that it is probable that the asset will sell within one year. If book value is in excess of estimated fair value less estimated selling costs, the Company impairs those assets to fair value less estimated selling costs. There were no held-for-sale buildings as of December 31, 2023 or December 31, 2022 and no impairments of held-for-sale buildings during any periods presented in the accompanying statement of operations.
The Company also reviews land and projects under development for impairment whenever changes in circumstances indicate the assets' carrying value may not be recoverable. None of the Company's investments in land, including any accumulated predevelopment costs, or projects under development were impaired as of December 31, 2023 or December 31, 2022.
The Company may record impairment charges in future periods if the economy and the office industry weakens, the operating results of individual buildings are materially different from our forecasts, or we shorten our contemplated holding period for any operating buildings.
4.    GROUND LEASES
At December 31, 2023, the Company had three properties subject to operating ground leases with a weighted average remaining term of 77 years and one finance ground lease with a remaining term of two years. At December 31, 2023, the Company had right-of-use assets from operating ground leases of $45.5 million included in operating properties or land on the consolidated balance sheet and right-of-use assets from finance ground leases of $3.7 million included in land on the consolidated balance sheet. At December 31, 2023, the Company had lease liabilities for operating and finance ground leases of $49.8 million and $3.6 million, respectively, included in other liabilities on the consolidated balance sheet. The weighted average discount rate used in determining these liabilities associated with ground leases at December 31, 2023 was 4.3%.
At December 31, 2022, the Company had three properties subject to operating ground leases with a weighted average remaining lease term of 78 years and one finance ground lease with a remaining term of three years. At December 31, 2022, the Company had right-of-use assets from operating ground leases of $45.8 million included in operating properties or land on the consolidated balance sheet and right-of-use assets from finance ground leases of $3.7 million included in land on the consolidated balance sheet. At December 31, 2022, the Company had lease liabilities for operating and finance ground leases of $49.6 million and $3.6 million, respectively, included in other liabilities on the consolidated balance sheet. The weighted average discount rate used in determining these liabilities associated with ground leases at December 31, 2022 was 4.3%.
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
For the years ended December 31, 2023, 2022, and 2021, the Company recognized operating ground lease expense of $2.9 million, $2.9 million, and $4.1 million, respectively. For the years ended December 31, 2023, the Company had $155,000 variable lease expenses related to ground lease expense. For the years ended December 31, 2022 and 2021, the Company had no variable lease expenses related to ground lease expense. Additionally, the Company recognized interest expense related to finance ground leases of $162,000 in each of the years. For each of the years ended December 31, 2023 and 2022, the Company paid $2.1 million in cash related to operating ground leases and made $162,000 in cash payments related to financing ground leases.
The following table represents the undiscounted cash flows of our scheduled obligations for future minimum payments for ground leases as of December 31, 2023, with a reconciliation of these cash flows to the related ground lease liabilities in accordance with ASC 842 ($ in thousands):

	Operating Ground Leases	Finance Ground Leases
2024	$1,933	$162
2025	1,958	3,676
2026	2,006	—
2027	2,010	—
2028	2,022	—
Thereafter	171,291	—
	$181,220	$3,838

Discount	(131,427)	(283)
Lease liability	$49,793	$3,555

5.    INVESTMENT IN UNCONSOLIDATED JOINT VENTURES
The following information summarizes financial data and principal activities of the Company’s unconsolidated joint ventures. The information included in the following table entitled summary of financial position is as of December 31, 2023 and 2022 ($ in thousands).

SUMMARY OF FINANCIAL POSITION
	Total Assets		Total Debt		Total Equity (Deficit)		Company's Investment
	2023	2022	2023	2022	2023	2022	2023		2022
Operating Properties:
AMCO 120 WT Holdings, LLC	$80,694	$81,136	$—	$—	$78,642	$80,509	$14,506		$14,856
Crawford Long - CPI, LLC (1)	22,001	22,857	82,316	62,856	(62,562)	(39,691)	(31,066)	(2)	(19,173)	(2)
Under Development:
Neuhoff Holdings LLC (3)	477,780	321,338	219,780	115,940	226,303	177,734	124,543		93,647
Land:
715 Ponce Holdings LLC	9,325	8,333	—	—	9,324	8,332	4,782		4,261
Sold and Other:
HICO Victory Center LP	—	158	—	—	—	5,818	—		75
	$589,800	$433,822	$302,096	$178,796	$251,707	$232,702	$112,765		$93,666

(1)	In May 2023, Crawford Long - CPI, LLC refinanced the mortgage loan for the Medical Offices at Emory Hospital property.
(2)	These negative balances are included in deferred income on the consolidated balance sheets.
(3)
Neuhoff Holdings LLC has a construction loan with a borrowing capacity up to $312.7 million and an interest rate based on the Secured Overnight Financing Rate ("SOFR") plus 3.45%, with a minimum rate of 3.60%.

The information included in the summary of operations table is for the years ended December 31, 2023, 2022, and 2021 ($ in thousands).

SUMMARY OF OPERATIONS
	Total Revenues			Net Income (Loss)			Company's Income (Loss) from Investment
	2023	2022	2021	2023	2022	2021	2023	2022	2021
Operating Properties:
AMCO 120 WT Holdings, LLC	$11,407	$10,844	$8,894	$2,822	$3,245	$639	$562	$632	$115
Crawford Long - CPI, LLC	13,097	13,298	13,118	3,692	4,530	4,032	1,709	2,117	1,869
Under Development:
Neuhoff Holdings LLC	214	140	51	(120)	94	51	(77)	47	25
Land:
715 Ponce Holdings LLC	268	287	84	177	183	55	88	91	27
Sold and Other:
Carolina Square Holdings LP	—	12,071	16,518	48	503	2,187	24	164	982
HICO Victory Center LP	—	92	232	(14)	6,735	232	(7)	4,546	125
Austin 300 Colorado Project, LP	—	33	8,747	—	17	2,012	—	8	972
DC Charlotte Plaza LLLP	—	(5)	15,217	—	(28)	5,491	—	(36)	2,539
Other	—	—	378	—	(1)	218	—	131	147
	$24,986	$36,760	$63,239	$6,605	$15,278	$14,917	$2,299	$7,700	$6,801

Joint Ventures with Operating Properties
AMCO 120 WT Holdings, LLC ("AMCO") — AMCO is a joint venture between the Company, with a 20% interest, and affiliates of AMLI Residential, with an 80% interest, formed to develop, own, and operate 120 West Trinity, a mixed-use property in Decatur, Georgia. The property contains 52,000 square feet of commercial space and 330 apartment units. The assets of the venture in the above table include a cash balance of $1.5 million at December 31, 2023.
Crawford Long—CPI, LLC ("Crawford Long") — Crawford Long is a 50-50 joint venture between the Company and Emory University that owns Emory University Hospital Midtown, a 358,000 square foot medical office building located in Atlanta, Georgia. In May 2023, Crawford Long refinanced the mortgage loan for the Medical Offices at Emory Hospital property. This $83.0 million interest-only mortgage loan has a fixed interest rate of 4.80% and matures in June 2032. The assets of the venture in the above table include a cash balance of $2.9 million at December 31, 2023.
Joint Ventures with Properties Under Development
Neuhoff Holdings LLC ("Neuhoff") — Neuhoff is a 50-50 joint venture between the Company and Neuhoff Acquisition LLC formed for the purpose of developing a $563.0 million mixed-use property in Nashville, Tennessee. The project consists of 448,000 square feet of commercial space and 542 apartment units. The Company made an initial contribution of $35.1 million for its interest in the land and development costs incurred prior to joint venture formation. In addition to the existing assets of the joint venture, Neuhoff also has rights to adjacent parcels for future development. In September 2021, the joint venture closed on a construction loan with a borrowing capacity up to $312.7 million that matures in September 2025 with one 12-month extension, subject to conditions. In April 2023, the interest rate on the loan changed from the London Interbank Offered Rate ("LIBOR") to SOFR plus 3.45%, with a minimum rate of 3.60%. Prior to April 2023, the loan bore interest at London Interbank Offering Rate ("LIBOR") plus 3.45%. The assets of the venture in the above table include a cash balance of $507,000 at December 31, 2023.
Joint Ventures with Land Holdings
715 Ponce Holdings LLC ("715 Ponce") — 715 Ponce is a 50-50 joint venture between the Company and 715 Acquisition LLC formed for the purpose of a future development in Midtown Atlanta, Georgia. The Company made an initial contribution of $4.0 million for its interest in the land held by the joint venture. The assets of the venture in the above table include a cash balance of $42,000 at December 31, 2023.
Sold and Other Joint Ventures
Carolina Square Holdings LP ("Carolina Square") — Carolina Square was a 50-50 joint venture between the Company and NR 123 Franklin LLC, that owned and operated a mixed-use property in Chapel Hill, North Carolina. In September 2022, the Company sold its 50% interest in Carolina Square to its partner for a gross sales price of $105.0 million. The Company recognized a gain of $56.3 million on the sale of its interest in Carolina Square, net of $179,000 of state income tax.
HICO Victory Center LP ("HICO") — HICO is a joint venture between the Company and Hines Victory Center Associates Limited Partnership ("Hines Victory"), which owned a land parcel in Dallas, Texas. The Company funded 75% of the cost of land while Hines Victory funded 25%. Pursuant to the joint venture agreement, all predevelopment expenditures, other than land, were funded equally by the partners. In June 2022, HICO sold the land parcel for a gross price of $23.1 million. The Company's share of the $6.8 million gain from the transaction was $4.5 million and is included in income from unconsolidated joint ventures on the statements of operations. The Company accounted for its investment in HICO under the equity method because it did not control the activities of the venture.
Austin 300 Colorado Project, LP ("300 Colorado") — 300 Colorado was a 50-50 joint venture between the Company, 3C Block 28 Partners, LP, and 3C RR Xylem, LP, formed to develop, own, and operate a 369,000 square foot office property in Austin, Texas. In December 2021, the Company purchased the remaining 50% interest from its partners for a gross price of $162.5 million. As a result, the Company consolidated 300 Colorado and recorded the assets and liabilities at fair value on the transaction date. The construction loan was paid off concurrent with the Company's purchase of its partners' interest. Upon consolidation, the Company recognized a $62.5 million gain on this acquisition achieved in stages and recorded this amount in gain on investment property transactions.
DC Charlotte Plaza LLLP ("Charlotte Plaza") — Charlotte Plaza was a 50-50 joint venture between the Company and Dimensional Fund Advisors, formed to develop, own, and operate DFA's 281,000 square foot regional headquarters building in Charlotte, North Carolina. In September 2021, the Company sold its interest in Charlotte Plaza for a gross price of $60.8 million. The sale was triggered by the exercise of the partner's purchase option as stipulated in the partnership agreement. The Company recognized a gain of $13.1 million on the sale of its interest in Charlotte Plaza and recorded this amount in gain on sales of investments in unconsolidated joint ventures.
At December 31, 2023, the Company's unconsolidated joint ventures had aggregate outstanding indebtedness to third parties of $302.1 million. The above mortgage loan is non-recourse to the Company, however, the Company does provide a customary “non-recourse carve-out guaranty”. With respect to the Neuhoff construction loan, the Company and its 50-50 partner guarantee their respective halves of the borrower’s obligations to pay certain required equity contributions and project carrying costs, as well as timely completion of project construction; and the Company and its partner provide a customary non-recourse carve-out guaranty.
The Company recognized $1.2 million, $2.8 million, and $3.3 million of development, leasing, and management fees, including salary and expense reimbursements, from unconsolidated joint ventures in 2023, 2022, and 2021, respectively.
6.    INTANGIBLE ASSETS AND LIABILITIES
At December 31, 2023 and 2022, intangible assets and liabilities included the following ($ in thousands):

	2023	2022
Intangible Assets:
In-place leases, net of accumulated amortization of $135,433 and $131,021 in 2023 and 2022, respectively	$80,117	$102,080
Below-market ground leases, net of accumulated amortization of $2,260 and $1,860 in 2023 and 2022, respectively	16,992	17,393
Above-market leases, net of accumulated amortization of $24,918 and $25,085 in 2023 and 2022, respectively	11,884	15,093
Goodwill	1,674	1,674
	$110,667	$136,240

Intangible Liabilities:
Below-market leases, net of accumulated amortization of $50,475 and $48,994 in 2023 and 2022	$42,193	$52,280

For the years ended December 31, 2023, 2022, and 2021, the amortization of the above asset and liabilities are recorded as follows ($ in thousands):

	2023	2022	2021
Revenues:
Rental property revenues, net (Below-market and Above-market leases)	$6,876	$6,446	$11,363

Expenses:
Depreciation and amortization (In-place leases)	21,964	27,458	40,959
Rental property operating and other expenses (Below-market ground leases)	400	411	231

Aggregate net amortization expense related to intangible assets and liabilities was $15.5 million, $21.4 million, and $32.7 million for the years ended December 31, 2023, 2022, and 2021, respectively. Over the next five years and thereafter, aggregate amortization of these intangible assets and liabilities is anticipated to be as follows ($ in thousands):

	In-Place Leases	Below-Market Ground Leases	Above-Market Leases	Below-Market Leases	Total
2024	$17,055	$400	$2,313	$(8,242)	$11,526
2025	14,863	400	2,112	(7,745)	9,630
2026	12,354	400	1,720	(6,517)	7,957
2027	9,770	400	1,310	(4,982)	6,498
2028	6,955	359	1,201	(3,845)	4,670
Thereafter	19,120	15,033	3,228	(10,862)	26,519
	$80,117	$16,992	$11,884	$(42,193)	$66,800
Weighted average remaining lease term	7 years	58 years	7 years	7 years
7.    OTHER ASSETS
At December 31, 2023 and 2022, other assets included the following ($ in thousands):

	2023	2022
Predevelopment costs	$56,600	$50,009
Furniture, fixtures, and equipment and other deferred costs, net of accumulated depreciation of $18,564 and $18,860 in 2023 and 2022, respectively	10,631	11,824
Lease inducements, net of accumulated amortization of $5,860 and $5,129 in 2023 and 2022, respectively	10,537	8,091
Prepaid expenses and other assets	8,704	6,438
Credit Facility deferred financing costs, net of accumulated amortization of $2,131 and $135 in 2023 and 2022, respectively	4,273	5,550
	$90,745	$81,912
Predevelopment costs represent amounts that are capitalized related to predevelopment projects on land owned by the Company that has been determined to be probable of future development.
Lease inducements are incentives paid to tenants in conjunction with leasing space, such as moving costs, sublease arrangements of prior space, and other costs. These amounts are amortized into rental revenues over the individual underlying lease terms.

8.    NOTES PAYABLE
The following table summarizes the terms of notes payable outstanding at December 31, 2023 and 2022 ($ in thousands):

Description	Interest Rate (1)	Maturity (2)	2023	2022
Unsecured Notes:
Credit Facility	6.31%	April 2027	$185,100	$56,600
Term Loan	(3)	March 2025	400,000	400,000
Term Loan	5.38%	August 2024	350,000	350,000
Senior Note	3.95%	July 2029	275,000	275,000
Senior Note	3.91%	July 2025	250,000	250,000
Senior Note	3.86%	July 2028	250,000	250,000
Senior Note	3.78%	July 2027	125,000	125,000
Senior Note	4.09%	July 2027	100,000	100,000
			1,935,100	1,806,600
Secured Mortgage Notes:
Terminus (4)	6.34%	January 2031	221,000	221,000
Fifth Third Center	3.37%	October 2026	126,548	130,168
Colorado Tower	3.45%	September 2026	106,862	109,552
Domain 10	3.75%	November 2024	72,558	74,521
			526,968	535,241
			$2,462,068	$2,341,841
Unamortized loan costs			(4,441)	(7,235)
Total Notes Payable			$2,457,627	$2,334,606

(1) Interest rate as of December 31, 2023.
(2) Weighted average maturity of notes payable outstanding at December 31, 2023 was 3.0 years.
(3) In April 2023, the Company entered into a floating-to-fixed interest rate swap with respect to $200 million of the     $400 million Term Loan. As of December 31, 2023, the fixed interest rate was 5.45%, and the floating interest rate was 6.46%.
(4) Represents $123 million and $98 million non-cross-collateralized mortgages secured by the Terminus 100 and Terminus 200 buildings, respectively.
Credit Facility
On May 2, 2022, the Company entered into a Fifth Amended and Restated Credit Agreement (the "Credit Facility") under which the Company may borrow up to $1 billion if certain conditions are satisfied. The Credit Facility contains financial covenants that require, among other things, the maintenance of unencumbered interest coverage ratio of at least 1.75x; a fixed charge coverage ratio of at least 1.50x; a secured leverage ratio of no more than 50%; and an overall leverage ratio of no more than 60%. The Credit Facility matures on April 30, 2027.
The interest rate applicable to the Credit Facility varies according to the Company's leverage ratio and may, at the election of the Company, be determined based on either (1) the Daily SOFR or Term SOFR, plus a SOFR adjustment of 0.10% ("Adjusted SOFR") and a spread of between 0.90% and 1.40%, or (2) the greater of (i) Bank of America's prime rate, (ii) the federal funds rate plus 0.50%, (iii) Term SOFR, plus a SOFR adjustment of 0.10%, plus 1.00%, or (iv) 1.00%, plus a spread of between 0.00% and 0.40%, based on leverage. In addition to the interest rate, the Credit Facility is also subject to a annual facility fee of 0.15% to 0.30%, depending on leverage, on the entire $1 billion capacity.

At December 31, 2023, the Credit Facility's interest rate spread over Adjusted SOFR was 0.90%, and the facility fee spread was 0.15%. The amount that the Company may draw under the Credit Facility is a defined calculation based on the Company's unencumbered assets and other factors. The total available borrowing capacity under the Credit Facility was $814.9 million at December 31, 2023. The amounts outstanding under the Credit Facility may be accelerated upon the occurrence of any events of default.
The Credit Facility replaced a $1 billion prior facility that was set to expire in January 2023. The rate paid under the prior facility from January 1, 2022 through May 1, 2022 was LIBOR plus 1.05%.
Term Loans
On October 3, 2022, the Company entered into a Delayed Draw Term Loan Agreement (the "2022 Term Loan") and borrowed the full $400 million available under the loan. The loan matures on March 3, 2025 with four consecutive options to extend the maturity date for an additional six months each. The interest rate provisions are the same as the 2021 Term Loan, and the covenants are the same as the Credit Facility. On April 19, 2023, the Company entered into a floating-to-fixed interest rate swap with respect to $200 million of the $400 million 2022 Term Loan through the maturity date of March 3, 2025. This swap fixed the underlying SOFR rate at 4.298% (see note 9). Subsequent to year end, the Company entered into a floating-to-fixed rate swap with respect to the remaining $200 million of the $400 million 2022 Term Loan effective January 26, 2024 through the maturity date of March 3, 2025. This swap fixed the underlying SOFR rate at 4.6675%.
On June 28, 2021, the Company entered into an Amended and Restated Term Loan Agreement (the "2021 Term Loan") that amended the former term loan agreement. Under the 2021 Term Loan, the Company has borrowed $350 million that matures on August 30, 2024 with four consecutive options to extend the maturity date for an additional 180 days each. On September 19, 2022, the Company entered into the First Amendment to the 2021 Term Loan. This amendment aligned covenants and available interest rates, including the addition of SOFR, to that of the Credit Facility. Under the terms of this First Amendment, the interest rate applicable to the 2021 Term Loan varies according to the Company's leverage ratio and may, at the election of the Company, be determined based on either (1) the Daily SOFR or Term SOFR, plus a SOFR adjustment of 0.10% ("Adjusted SOFR") and a spread of between 1.05% and 1.65%, or (2) the greater of (i) Bank of America's prime rate, (ii) the federal funds rate plus 0.50%, (iii) Term SOFR, plus a SOFR adjustment of 0.10%, plus 1.00%, or (iv) 1.00%, plus a spread of between 0.05% and 0.65%, based on leverage. On September 19, 2022, the Company provided notice of our election of the Daily SOFR Rate Loan provisions. On September 27, 2022, the Company entered into a floating-to-fixed interest rate swap with respect to the $350 million 2021 Term Loan through the maturity date of August 30, 2024. This swap fixed the underlying SOFR rate at 4.234% (see note 9).
At December 31, 2023, the Term Loans' spread over the underlying SOFR rates was 1.05%.
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
The unsecured senior notes contain financial covenants that are consistent with those of our Credit Facility, with the exception of a secured leverage ratio of no more than 40%. The senior notes also contain customary representations and warranties, both affirmative and negative covenants, and customary events of default.
Secured Mortgage Notes
In December 2022, the Company refinanced mortgages on the Company's two Terminus properties in Atlanta with the existing lender. Under the new mortgages, the maturities were extended from January 2023 to January 2031, the combined principal increased to $221.0 million, from $178.9 million. The interest rate for each mortgage increased to 6.34%, from a combined weighted average interest rate of 4.67%. These mortgages are neither cross-collateralized nor cross-defaulted.
In October 2022, the Company paid off, in full, its Legacy Union One and Promenade Tower mortgages with remaining principal balances of $66.0 million and $86.3 million, respectively. These mortgages had interest rates of 4.24% and 4.27%, respectively.
    As of December 31, 2023, the Company had $527.0 million outstanding on five non-recourse mortgage notes with a weighted average interest rate of 4.68%. All interest rates on the secured mortgage notes are fixed. Assets with depreciated carrying values of $888.4 million were pledged as security on these mortgage notes payable. In addition, the Company provides a customary “non-recourse carve-out guaranty” on each non-recourse loan.
Other Debt Information
The Company is in compliance with all of the covenants related to its unsecured and secured debt.
At December 31, 2023 and 2022, the estimated fair value of the Company’s notes payable was $2.4 billion and $2.2 billion, respectively, calculated by discounting the debt's remaining contractual cash flows at estimated rates at which similar loans could have been obtained at December 31, 2023 and 2022. The estimate of the current market rate, which is the most significant input in the discounted cash flow calculation, is intended to replicate debt of similar maturity and loan-to-value relationship. These fair value calculations are considered to be Level 2 under the guidelines as set forth in ASC 820 as the Company utilizes market rates for similar type loans from third party brokers.
For the years ended December 31, 2023, 2022, and 2021, interest was recorded as follows ($ in thousands):

	2023	2022	2021
Total interest incurred	$123,830	$87,937	$73,284
Interest capitalized	(18,367)	(15,400)	(6,257)
Total interest expense	$105,463	$72,537	$67,027
Debt Maturities
Future principal payments due (including scheduled amortization payments and payments due upon original maturity) on the Company's notes payable at December 31, 2023 are as follows ($ in thousands):

2024	$429,087
2025	656,754
2026	220,127
2027	410,100
2028	250,000
Thereafter	496,000
$2,462,068
9.    DERIVATIVE FINANCIAL INSTRUMENTS
On April 19, 2023, the Company entered into a floating-to-fixed interest rate swap with respect to $200 million of the $400 million 2022 Term Loan through the maturity date of March 3, 2025. This swap fixed the underlying SOFR rate at 4.298%.
On September 27, 2022, the Company entered into a floating-to-fixed interest rate swap with respect to the $350 million 2021 Term Loan through the maturity date of August 30, 2024. This swap fixed the underlying SOFR rate at 4.234%.
The Company's objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. During 2022 and 2023, such derivatives were used to hedge the variable cash flows associated with the 2021 and 2022 Term Loans (referred to as a "cash flow hedges").
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

As of December 31, 2023, the fair value of the swap with respect to the 2022 Term Loan was $555,000 and is included in other assets on the Company's consolidated balance sheets.
As of December 31, 2023 and 2022, the fair values of the swap with respect to the 2021 Term Loan were $1.7 million and $1.8 million, respectively, and are included in other assets on the Company's consolidated balance sheets.
The table below presents the effect of the Company's derivative financial instruments on the consolidated statements of operations as of December 31, 2023, 2022, and 2021 ($ in thousands):

Cash Flow Hedge:	2023	2022	2021
Amount of income recognized in accumulated other comprehensive income on interest rate derivatives	$4,357	$1,063	$—
Amount of loss (income) reclassified from accumulated other comprehensive income into income as an increase (reduction) of interest expense	$(3,932)	$704	$—
Total amount of interest expense presented in the consolidated statements of operations	$105,463	$72,537	$67,027
Over the next year, we estimate that $2.4 million will be reclassified out of accumulated other comprehensive income as a reduction of interest expense.
The fair value of these hedges is determined using observable inputs other than quoted prices in active markets, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. These inputs are considered Level 2 inputs in the fair value hierarchy and the Company engages a third-party expert to determine these inputs. The fair value of the cash flow hedges is determined using the conventional industry methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts made between the Company and its counterparties to the cash flow hedges. These variable cash receipts are based on the expectation of future interest rates which are derived from observed market interest rate curves. In addition, any credit valuation adjustments are considered in the fair values to account for potential nonperformance risk to the extent they would be significant inputs to the calculation. For the periods presented, credit valuation adjustments were not considered to be significant inputs.

10.    OTHER LIABILITIES
Other liabilities on the consolidated balance sheets as of December 31, 2023 and December 31, 2022 included the following ($ in thousands):

	2023	2022
Ground lease liability	$53,348	$53,129
Prepaid rent	34,872	33,165
Security deposits	15,050	14,635
Restricted stock unit liability	—	1,048
Other liabilities	1,560	1,465
	$104,830	$103,442

11.    COMMITMENTS AND CONTINGENCIES
Commitments
The Company had outstanding performance bonds totaling $1.3 million at December 31, 2023. As a lessor, the Company had a total of $109.6 million in future obligations under leases to fund tenant improvements and other future construction obligations at December 31, 2023.
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
12.    STOCKHOLDERS' EQUITY
In the third quarter of 2021, the Company entered into an Equity Distribution Agreement ("EDA") with six financial institutions known as an at-the-market stock offering program ("ATM program"), under which the Company may offer and sell shares of its common stock from time to time in "at-the-market" offerings with an aggregate gross sales price of up to $500 million. In connection with the ATM program, Cousins may, at its discretion, enter into forward equity sale agreements ("Forward Sales"). The use of Forward Sales would allow the Company to lock in a share price on the sale of shares of its common stock at the time the agreement is executed, but defer receiving the proceeds from the sale of shares until a later date, allowing the Company to better align such funding with its capital needs. Sales of shares of Cousins' stock through its banking relationships, if any, are made in amounts and at times to be determined by Cousins, but the Company has no obligation to sell any of the shares in the offering and may suspend sales in connection with the offering at any time. Sales of Cousins' common stock under Forward Sales, if undertaken, meet the derivatives and hedging guidance scope exception as the contracts are related to the Company's own stock. In February 2023, the Company filed a Form S-3 to renew the registration of its authorized shares. In conjunction with that Form S-3 filing, the Company entered into an Amendment to the EDA to allow for the continued issuance of shares under this ATM program.
On June 29, 2022, the Company issued 2.6 million shares of common stock that had been executed under Forward Sales at an average price of $39.92 per share for gross proceeds of $105.1 million. To date the Company has issued 2.6 million shares under the ATM program and has generated cash proceeds of $101.4 million, net of $1.1 million of compensation to be paid with respect to such Forward Sales, $1.7 million of dividends owed during the period the Forward Sales were outstanding, and $900,000 of other transaction related costs. To the extent, prior to settlement, shares sold under Forward Sales were potentially dilutive during the period under the treasury stock method, the impact of such dilution is disclosed in the calculation included in note 17. The Company did not issue any shares under the ATM program during the year ended December 31, 2023 and did not have any outstanding Forward Sales for the sale of its common stock as of December 31, 2023 or 2022.
On April 21, 2022, the Company purchased its partner's 10% joint venture interest in HICO Avalon, LLC and HICO Avalon II, LLC, which consisted of the 8000 and 10000 Avalon office properties. This transaction did not result in a change in control and the difference between the $43.4 million purchase price of our partner's interest, which included a promote related to increases in fair value in excess of cost, and the $15.8 million book value of the outside partner's non-controlling interest was recorded as additional paid-in capital in the equity section of the Company's consolidated balance sheet. The Company's consolidated basis in Avalon's assets and liabilities was unchanged by this transaction.
The annual offering period for the Cousins Employee Stock Purchase Plan ("ESPP") ended on November 30, 2023 and 2022. Employees purchased a total of 25,441 shares in 2023 and 22,909 in 2022 under the ESPP. In both 2023 and 2022, the Company settled the employee purchase of shares through the ESPP by issuing treasury shares to participants. In 2023, the 25,441 shares sold had a basis of $1.5 million and, in 2022, the 22,909 shares sold had a basis of $1.3 million.

Ownership Limitations — In order to minimize the risk that the Company will not meet one of the requirements for qualification as a REIT, the Company's Articles of Incorporation include certain restrictions on the ownership of more than 3.9% of the Company’s total common and preferred stock, subject to waiver by the Board of Directors.
Distribution of REIT Taxable Income — The following reconciles dividends paid and dividends applied in 2023, 2022, and 2021 to meet REIT distribution requirements ($ in thousands):

	2023	2022	2021
Common dividends	$194,144	$192,275	$182,839
Dividends treated as taxable compensation to employees	(308)	(231)	(192)
Dividends in excess of current year REIT distribution requirements	(39,933)	—	—
Dividends applied to meet current year REIT distribution requirements	$153,903	$192,044	$182,647

Tax Status of Distributions — The following summarizes the components of the taxability of the Company’s common stock distributions for the years ended December 31, 2023, 2022, and 2021:

	Total Distributions Per Share	Ordinary Dividends	Long-Term Capital Gain	Non Dividend Distributions	Unrecaptured Section 1250 Gain	Section 199A Dividends	Section 1061 One Year Amounts Disclosure (1)	Section 1061 Three Year Amounts Disclosure (1)
2023	$1.280000	$1.008002	$0.008302	$0.263696	$—	$1.008002	$0.008302	$0.008302
2022	$1.270000	$0.880788	$0.389212	$—	$0.045470	$0.880788	$0.389212	$0.389212
2021	$1.230000	$1.230000	$—	$—	$—	$1.230000	$—	$—

(1)	Amounts included in Box 2a, Total Capital Gain Distributions, for purposes of section 1061 of the Internal Revenue Code. Section 1061 is generally applicable to direct and indirect holders of “applicable partnership interests."

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
For the years ended December 31, 2023, 2022, and 2021, the Company recognized rental property revenues of $799.0 million, $753.5 million, and $739.1 million, respectively, of which $226.4 million, $212.3 million, and $199.0 million, respectively, represented variable rental revenue. For the years ended December 31, 2023, 2022, and 2021, the Company recognized fee and other revenue of $3.8 million, $8.8 million, and $16.0 million, respectively. The following tables set forth the future minimum rents to be received by consolidated entities under existing non-cancellable leases as of December 31, 2023 ($ in thousands):

December 31, 2023

2024	$541,492
2025	532,487
2026	516,868
2027	475,210
2028	423,212
Thereafter	1,448,701
$3,937,970

The Company had a lease with SVB Financial Group ("SVB Financial") at its Hayden Ferry 1 property in Phoenix, Arizona. SVB Financial’s primary subsidiary, Silicon Valley Bank ("SVB"), was placed in receivership by the Federal Deposit Insurance Corporation ("FDIC") on March 10, 2023. On March 17, 2023, SVB Financial filed a voluntary petition for a court-supervised reorganization under Chapter 11 of the US Bankruptcy Code. On March 27, 2023, First Citizen's BancShares, Inc. ("FCB") announced it had purchased SVB Financial's subsidiary, SVB, the primary user of the leased space. In June 2023, the Bankruptcy court approved SVB Financial's request for an order rejecting the lease, with an effective date no later than September 30, 2023. In June 2023, the Company recorded a reduction of revenue of $1.6 million related to the write-down of net assets associated with this lease at the time that the collection of rents for the term of the lease no longer remained probable. During the three months ended September 30, the Company recognized $2.3 million of rental revenue on a cash basis related to base rent lease payments made through September 30, 2023, the effective date of the termination.
The Company, through wholly owned subsidiaries, is the landlord under leases totaling approximately 162,000 square feet with subsidiaries of WeWork at three of the Company's properties, two in the Atlanta market and one in the Charlotte market. These WeWork leases comprised $8.6 million of the Company's annual rental property revenue in the accompanying statements of operations for the year ended December 31, 2023. The Company also has a 20% interest in an unconsolidated joint venture that is the landlord under a lease for approximately 33,000 square feet with a subsidiary of WeWork at one property in the Atlanta market. The Company's income from unconsolidated joint ventures related to that lease is not significant.
On November 6, 2023, WeWork Inc. ("WeWork") filed voluntary petitions to commence proceedings under Chapter 11 of the US Bankruptcy Code. As of February 7, 2024, the Company has not received a bankruptcy court approved order formally rejecting any of WeWork's leases with the Company. Based on the Company's discussion with WeWork representatives, our current expectation is that WeWork will not terminate three of their four leases, although current negotiations may result in a reduction in square footage and rent. Any modification of these leases will result in amortizing the net deferred assets related to these leases as of December 31, 2023 as reduction to revenue for the remainder of the lease term under modified space and rent provisions. Notwithstanding its current negotiations with WeWork, if the Company determines that lease rejection at all three of these properties is probable, the net balance sheet exposure and related revenue reduction would be $1.7 million. The timing of recognizing this $1.7 million is subject to when those lease rejections become probable as well as the date on which WeWork vacates its leased space. In addition, WeWork has also indicated they will likely terminate the other lease. The December 31, 2023 balance sheet exposure for this lease is fully supported by a letter of credit.
On March 1, 2019, the Company entered into a series of agreements and executed related transactions with Norfolk Southern Railway Company (“NS”) with the primary objective of delivering a new corporate headquarters for NS under a development agreement and consulting agreement. The Company determined that all contracts and transactions associated should be combined for accounting purposes, and the amounts exchanged under the combined contracts should be allocated to the various components of the overall transaction at fair value or market value. Consideration related to various services provided to NS, and accounted for under ASC 606, was determined to be $52.3 million and represents the negotiated market value for the services agreed to by the Company and NS in the contracts. Since all the agreements and contracts were executed for the purpose of delivering and constructing a corporate headquarters for NS and all of the services and deliverables were highly interdependent, the Company determined that the services represented a single performance obligation under ASC 606.
The Company determined that control of the services to be provided is being transferred over time and, thus, the Company recognized the $52.3 million contract price in revenue as it satisfied the performance obligation. The Company determined that the inputs method of measuring progress of satisfying the performance obligation was the most appropriate method of recognizing revenue for the services component. Therefore, the Company began recognizing revenue on March 1, 2019, based upon the time spent by the Company’s employees in providing these services as compared to the total estimated time required to satisfy the performance obligation. During the years ended December 31, 2022 and 2021, the Company recognized $3.2 million and $11.9 million, respectively, in fee income in the consolidated statements of operations related to the services provided to NS. No fee income related to the services provided to NS is included in the consolidated statement of operations for the year ended December 31, 2023. All revenue related to this performance obligation was recognized as of December 31, 2022 and, as such, there is no deferred income related to NS in the consolidated balance sheets as of December 31, 2023 or 2022.

14.    STOCK-BASED COMPENSATION
The Company has several types of stock-based compensation — stock options, restricted stock, restricted stock units ("RSUs"), and the ESPP.
The Company's compensation expense in 2023 and 2022 primarily relates to restricted stock, stock-settled RSUs, and the ESPP. Restricted stock and the stock-settled RSUs are equity-classified awards for which compensation expense per share is fixed. Cash-settled RSUs are liability-classified awards for which the expense fluctuates from period to period dependent, in part, on the Company's stock price. Cash-settled RSUs were last awarded in 2019 and were fully expensed as of December 31, 2023. For 2023, 2022, and 2021, stock-based compensation expense, net of forfeitures, was recorded as follows ($ in thousands):

	2023	2022	2021
Equity-classified awards:
Restricted stock	$3,645	$3,151	$2,677
Market-based RSUs	5,042	4,073	2,532
Performance-based RSUs	1,463	1,173	881
Director grants	1,601	1,471	890
Employee Stock Purchase Plan	150	191	25
	11,901	10,059	7,005

Liability-classified awards
Market-based RSUs	—	—	1,942
Performance-based RSUs	—	—	456
Service-based RSUs	61	(146)	690
Dividend equivalent units	—	69	564
	61	(77)	3,652
Total stock-based compensation expense	$11,962	$9,982	$10,657

On April 23, 2019, the Company's stockholders approved the Cousins Properties Incorporated 2019 Omnibus Incentive Stock Plan (the "2019 Plan") which allows the Company to issue awards of stock options, stock grants, or stock appreciation rights to employees and directors. The 2019 Plan also allows the Company to issue awards to employees that are paid in cash or stock on the vesting date in an amount equal to the fair market value, as defined, of one share of the Company’s stock. As of December 31, 2023, approximately 2.0 million shares were authorized to be awarded pursuant to the 2019 Plan.
Equity-Classified Awards
Since 2020, the Company has annually granted three types of equity-classified awards to key employees: (1) RSUs based on the total stockholder return ("TSR) of the Company, as defined, relative to that of office peers included in a published office REIT index (the "Market-based RSUs"), (2) RSUs based on the ratio of cumulative funds from operations ("FFO") per share to targeted cumulative FFO per share (the “Performance-based RSUs”), and (3) restricted stock. In February 2023, the Company made modifications to its Market-based RSUs awards granted in 2022, 2021, and 2020. The modifications were made to clarify the definition of the peer group used to measure TSR award achievement. The additional compensation expense recognized related to these modifications was not significant.
The RSU awards are equity-classified awards to be settled in stock, net of any tax withholding, with issuance dependent upon the attainment of required service, market, and performance criteria. For the Market-based RSUs, the Company expenses an estimate of the fair value of the awards on the grant date, calculated using a Monte Carlo valuation at grant date, ratably over the three-year vesting period, adjusting only for forfeitures when they occur. The expense of these Market-based RSUs is not adjusted for the number of awards that actually vest. For the Performance-based RSUs, the Company expenses the awards over the three-year vesting period using the grant date fair market value of the Company's stock on the grant date. The expense is recognized ratably over the vesting period and adjusted each quarter based on the number of shares expected to vest and for forfeitures when they occur. The measurement period for both the Market-based and Performance-based RSUs is three years starting on January 1 of the year of issuance and ending on December 31 of the third year. The ultimate settlement of these awards can range from 0% to 200% of the targeted number of units depending on the achievement of the market and performance metrics described above.
In 2023, 2022, and 2021, the Company granted, at target, 234,902, 141,899, and 145,413 of RSUs, respectively, to employees, which vest on December 31 of the last year of the respective three-year FFO and TSR measurement period.
The Company estimates future expense for all stock-settled RSUs outstanding at December 31, 2023 to be $6.0 million (using estimated vesting percentages for Performance-based RSUs as of December 31, 2023), which will be recognized over a weighted-average period of 1.6 years.
In 2023, 2022, and 2021, the Company granted 164,221, 99,758, and 102,262 shares, respectively, of restricted stock to employees, which vest ratably over three years from the issuance date. The Company records restricted stock in common stock and additional paid-in capital at fair value on the grant date, with the offsetting deferred compensation also recorded in additional paid-in capital. The Company records compensation expense over the vesting period. As of December 31, 2023, the Company had $4.4 million of unrecognized compensation cost included in additional paid-in capital related to restricted stock, which will be recognized over a weighted average period of 1.4 years. The total vesting date fair value of the restricted stock which vested during 2023, 2022, and 2021 was $2.4 million, $2.9 million, and $1.9 million, respectively.
The following table summarizes equity-classified employee stock compensation award activity for the years ended December 31, 2023, 2022, and 2021 (shares in thousands):

	2023		2022		2021
	Restricted Stock and RSUs	Weighted Average Fair Market Value at Grant	Restricted Stock and RSUs	Weighted Average Fair Market Value at Grant	Restricted Stock and RSUs	Weighted Average Fair Market Value at Grant
Restricted stock and RSUs unvested at beginning of the year	463	$39.91	409	$38.63	221	$41.90
Granted	399	$29.31	242	$43.30	248	$35.44
Vested	(225)	$37.28	(169)	$41.54	(58)	$37.47
Forfeited	(8)	$37.60	(19)	$41.05	(2)	$39.27
Restricted stock and RSUs unvested at end of year (1)	629	$34.16	463	$39.91	409	$38.63
(1) The targeted number of non-vested stock-settled RSUs and Restricted Stock at December 31, 2023 is 370,352 and 258,286, respectively.
The Monte Carlo valuation used to determine the grant date fair value of the stock-settled Market-based RSUs included the following assumptions for those RSUs granted in 2023, 2022, and 2021:

		2023	2022	2021
Volatility	(1)	40.5%	37.7%	37.5%
Risk-free rate	(2)	4.35%	1.39%	0.17%
Stock beta	(3)	1.03%	1.02%	1.04%
(1) Based on historical volatility over three years using daily stock price.
(2) Reflects the yield on three-year Treasury bonds.
(3) Betas are calculated with up to three years of daily stock price data.
All shares of restricted stock receive dividends and have voting rights during the vesting period. Dividend equivalents for the 2023, 2022, and 2021 RSUs will be settled in cash based upon the number of units vested. The Company accrues for these dividend equivalent units over the measurement period as dividends are declared and they are included in distributions in excess of cumulative net income on the consolidated balance sheets.
At December 31, 2023 and 2022, the Company had no stock options outstanding to key employees or outside directors. In 2023, 2022, and 2021, there were no stock option grants to employees or directors and the Company recognized no compensation expense related to stock options. During 2021, the Company issued 24,626 shares for option exercises.

The following is a summary of stock option activity for the year ended December 31, 2021 (options in thousands):

	2021
	Number of Options	Weighted Average Exercise Price Per Option
Outstanding at beginning of year	28	$25.55
Exercised	(28)	$25.55
Outstanding at end of year	—	—
In 2023, 2022, and 2021, the Company also granted 81,909, 44,549, and 34,912 shares, respectively, of stock to independent members of the board of directors which vested immediately on the issuance date.
Liability-Classified Awards
During 2019, the Company awarded three types of liability-classified awards to key employees: (1) Market-based RSUs, (2) Performance-based RSUs, and (3) Service-based RSUs.
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
The 2019 Service-based RSUs vested in February 2023. The Company expensed the awards ratably over the vesting period using the fair market value of the Company's stock at the reporting date.
The following table summarizes the Company's liability-classified award activity, at target, during the years ended December 31, 2023, 2022, and 2021 (shares in thousands):

	2023	2022	2021
	Shares	Shares	Shares
Shares unvested at beginning of the year	43	43	135
Vested	(43)	—	(92)
Shares unvested at end of year	—	43	43
For Market-based and Performance-based RSUs, dividend equivalent units were paid based on the percentage vested. For the 2019 RSU grants, dividend equivalent units were paid in February 2022. The Company accrued and expensed these dividend equivalent units as compensation over the service period as dividends are declared, based on the latest projected vesting percentage.
For Time-vested RSUs, dividend equivalent units are paid based on the number of RSUs granted. For the 2019 time-vested RSU grants, dividend equivalent units were paid out at the time of vesting in February 2023. The Company accrued and expensed these dividend equivalent units as compensation over the service period as dividends are declared.
There were no Service-based, Market-based, or Performance-based liability awards outstanding as of December 31, 2023. During 2023, 2022, and 2021, total cash paid for all types of cash-settled RSUs and related dividend payments was $1.1 million, $6.6 million, and $7.2 million, respectively.

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
As of December 31, 2023, 2022, and 2021, 43, 78, and 95 employees were enrolled in the plan, respectively. As of and for the years ended December 31, 2023 and 2022, 25,441 and 22,909 shares of common stock have been purchased under the ESPP, respectively. The total purchase date fair value of the shares purchased during 2023 and 2022 was $522,000 and $604,000, respectively. Contributions for the purchase period ending November 30, 2024 are expected to be $374,000. Contributions for the purchase period ending November 30, 2023 were $444,000. As of December 31, 2023, the Company estimates future expense related to the open purchase period to be $107,000.
15.    RETIREMENT SAVINGS PLAN
The Company maintains a defined contribution plan (the “Retirement Savings Plan”) pursuant to Section 401 of the Internal Revenue Code (the “Code”) which covers active regular employees. Employees are eligible to participate in the Retirement Savings Plan immediately upon hire, and pre-tax contributions are allowed up to the limits set by the Code. The Company contributes 3% of an employee's eligible compensation to the plan, which is fully vested after the employee has been with the Company for two years. The Company may change this percentage at its discretion; and, in addition, the Company could decide to make discretionary contributions in the future. The Company contributed $1.1 million, $1.0 million, and $1.0 million to the Retirement Savings Plan for the 2023, 2022, and 2021 plan years, respectively.
16.    INCOME TAXES
The net income tax benefit differs from the amount computed by applying the statutory federal income tax rate to CTRS' income before taxes as follows ($ in thousands):

	2023		2022		2021
	Amount	Rate	Amount	Rate	Amount	Rate
Federal income tax benefit (expense)	$(149)	21%	$85	21%	$346	21%
State income tax benefit (expense)	(28)	4%	16	4%	66	4%
Tax impact of capital loss carryforward	(28)	—%	(29)	—%	(10)	—%
Valuation allowance	1	—%	(60)	(15)%	(346)	(26)%
Other	30	—%	(12)	(10)%	(56)	1%
Tax expense before utilization of net operating loss carryforward	$(174)	25%	$—	—%	$—	—%
Utilization of net operating loss carryforward	174	(25)%	—	—%	—	—%
Benefit applicable to income (loss) from continuing operations	$—	—%	$—	—%	$—	—%
The tax effect of significant temporary differences representing deferred tax assets and liabilities of CTRS as of December 31, 2023 and 2022 are as follows ($ in thousands):

	2023	2022
Income from unconsolidated joint ventures	$31	$5
Federal and state tax net operating loss carryforwards	1,462	1,636
Federal and state tax capital loss carryforwards	152	179
Gross deferred tax asset	1,645	1,820
Valuation allowance	(1,645)	(1,820)
Net deferred tax asset after valuation allowance	$—	$—

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
As of December 31, 2023 and 2022, the net deferred tax asset of CTRS equaled $1.6 million and $1.8 million, respectively, with a valuation allowance placed against the full amount. The conclusion that a valuation allowance should be recorded as of December 31, 2023 and 2022 was based on the lack of evidence that CTRS could generate future taxable income to realize the benefit of the deferred tax assets.
17.    EARNINGS PER SHARE
The following table sets forth the computation of the basic and diluted earnings per share of the Company's consolidated statements of operations for the years ended December 31, 2023, 2022 and 2021 ($ in thousands, except per share amounts):

	Year Ended December 31
	2023	2022	2021
Earnings per common share - basic:
Numerator:
Net income	$83,816	$167,445	$278,996
Net income attributable to noncontrolling interests in CPLP	(14)	(143)	(56)
Net income attributable to other noncontrolling interests	(839)	(509)	(354)
Net income available for common stockholders	$82,963	$166,793	$278,586

Denominator:
Weighted average common shares - basic	151,714	150,113	148,666
Net income per common share - basic	$0.55	$1.11	$1.87

Earnings per common share - diluted:
Numerator:
Net income	$83,816	$167,445	$278,996
Net income attributable to other noncontrolling interests	(839)	(509)	(354)
Net income available for common stockholders before net income attributable to noncontrolling interests in CPLP	$82,977	$166,936	$278,642

Denominator:
Weighted average common shares - basic	151,714	150,113	148,666
Add:
Potential dilutive common shares - stock options	—	—	1
Potential dilutive restrictive stock units - RSUs, less shares assumed purchased at market price	301	281	199
Weighted average units of CPLP convertible into common shares	25	25	25
Weighted average common shares - diluted	152,040	150,419	148,891
Net income per common share - diluted	$0.55	$1.11	$1.87
The treasury stock method resulted in no dilution from shares expected to be issued under the ESPP or forward contracts for the future sales of common stock under the Company's ATM Program during the respective periods presented.

18.    CONSOLIDATED STATEMENTS OF CASH FLOWS - SUPPLEMENTAL INFORMATION
Supplemental information related to cash flows, including significant non-cash activity affecting the consolidated statements of cash flows, for the years ended December 31, 2023, 2022, and 2021 is as follows ($ in thousands):

	2023	2022	2021
Interest paid, net of amounts capitalized	$100,553	$70,087	$68,003
Income taxes paid (1)	—	38	155
Non-Cash Transactions:
Common stock dividends declared and accrued	49,384	48,525	47,350
Tenant improvements recorded in deferred income	60,568	80,369	4,541
Accrued capital expenditures included in accounts payable and accrued expenses	124,337	108,497	66,743

(1)	This represents state income taxes paid in conjunction with gains from sales transaction. See notes 3 and 5.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash recorded on the balance sheets to cash, cash equivalents, and restricted cash in the statements of cash flows ($ in thousands):

	Year Ended December 31,
	2023	2022	2021
Cash and cash equivalents	$6,047	$5,145	$8,937
Restricted cash	—	—	1,231
Total cash, cash equivalents, and restricted cash	$6,047	$5,145	$10,168
19. REPORTABLE SEGMENTS
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
On November 27, 2023 the Financial Accounting Standards Board issued Accounting Standards Update 2023-07 "ASU 2023-07", "Segment Reporting" which amends the existing standard's disclosure requirements. Among other things, ASU 2023-07 will require companies to disclose significant segment expenses by reportable segment if they are regularly provided to the Chief Operating Decision Maker ("CODM") and disclosures of the CODM's title and position as well as details of how the CODM uses the reported measures. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023 and for interim periods beginning after December 15, 2024. The adoption of ASU 2023-07 will not have any material impact on the Company's financial statements.
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

Segment net income, amount of capital expenditures, and total assets are not presented in the following tables because management does not utilize these measures when analyzing its segments or when making resource allocation decisions. Information on the Company's segments along with a reconciliation of NOI to net income for years ended December 31, 2023, 2022, and 2021 are as follows ($ in thousands):

Year Ended December 31, 2023	Office	Non-Office	Total
Revenues:
Atlanta	$296,306	$1,879	$298,185
Austin	262,425	—	262,425
Charlotte	58,343	7,142	65,485
Dallas	16,948	—	16,948
Phoenix	64,073	—	64,073
Tampa	74,813	—	74,813
Other markets	26,079	—	26,079
Total segment revenues	798,987	9,021	808,008
Less: Company's share of rental property revenues from unconsolidated joint ventures	(7,082)	(1,879)	(8,961)
Total rental property revenues	$791,905	$7,142	$799,047

Year Ended December 31, 2022	Office	Non-Office	Total
Revenues:
Atlanta	$278,418	$1,791	$280,209
Austin	249,776	—	249,776
Charlotte	55,312	5,034	60,346
Dallas	16,736	—	16,736
Phoenix	57,635	—	57,635
Tampa	70,984	—	70,984
Other markets	28,831	3,931	32,762
Total segment revenues	757,692	10,756	768,448
Less: Company's share of rental property revenues from unconsolidated joint ventures	(9,215)	(5,722)	(14,937)
Total rental property revenues	$748,477	$5,034	$753,511

Year Ended December 31, 2021	Office	Non-Office	Total
Revenues:
Atlanta	$268,953	$1,459	$270,412
Austin	247,806	—	247,806
Charlotte	74,702	2,700	77,402
Dallas	17,670	—	17,670
Phoenix	50,292	—	50,292
Tampa	59,614	—	59,614
Other markets	39,403	5,257	44,660
Total segment revenues	758,440	9,416	767,856
Less: Company's share of rental property revenues from unconsolidated joint ventures	(22,075)	(6,718)	(28,793)
Total rental property revenues	$736,365	$2,698	$739,063

NOI by reportable segment for the years ended December 31, 2023, 2022, and 2021 are as follows ($ in thousands):

Year Ended December 31, 2023	Office	Non-Office	Total
Net Operating Income:
Atlanta	$193,305	$982	$194,287
Austin	170,103	—	170,103
Charlotte	43,124	4,743	47,867
Dallas	13,074	—	13,074
Phoenix	44,177	—	44,177
Tampa	46,933	—	46,933
Other markets	14,653	—	14,653
Total Net Operating Income	$525,369	$5,725	$531,094

Year Ended December 31, 2022	Office	Non-Office	Total
Net Operating Income:
Atlanta	$184,609	$1,040	$185,649
Austin	152,806	—	152,806
Charlotte	41,234	3,602	44,836
Dallas	12,890	—	12,890
Phoenix	41,544	—	41,544
Tampa	45,187	—	45,187
Other markets	16,879	2,409	19,288
Total Net Operating Income	$495,149	$7,051	$502,200

Year Ended December 31, 2021	Office	Non-Office	Total
Net Operating Income:
Atlanta	$176,793	$622	$177,415
Austin	146,923	—	146,923
Charlotte	53,294	1,351	54,645
Dallas	14,014	—	14,014
Phoenix	36,244	—	36,244
Tampa	38,305	—	38,305
Other markets	22,791	3,383	26,174
Total Net Operating Income	$488,364	$5,356	$493,720

The following reconciles Net Income to Net Operating Income for each of the periods presented ($ in thousands):

	Year Ended December 31,
	2023	2022	2021
Net income	$83,816	$167,445	$278,996
Fee income	(1,373)	(6,119)	(15,559)
Termination fee income	(7,343)	(2,464)	(5,105)
Other income	(2,454)	(2,660)	(451)
General and administrative expenses	32,331	28,319	29,321
Interest expense	105,463	72,537	67,027
Depreciation and amortization	314,897	295,587	288,092
Reimbursed expenses	608	2,024	2,476
Other expenses	2,128	2,134	2,131
Income from unconsolidated joint ventures	(2,299)	(7,700)	(6,801)
Net operating income from unconsolidated joint ventures	5,824	9,524	19,223
Gain on sales of investments in unconsolidated joint ventures	—	(56,267)	(13,083)
Loss (gain) on investment property transactions	(504)	9	(152,547)
Gain on extinguishment of debt	—	(169)	—
Net Operating Income	$531,094	$502,200	$493,720

SCHEDULE III
COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2023
($ in thousands)

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period
Description/Metropolitan Area	Encumbrances	Land and Improvements	Buildings and Improvements	Land and Improvements less Cost of Sales, Transfers and Other	Building and Improvements less Cost of Sales, Transfers and Other	Land and Improvements less Cost of Sales, Transfers and Other	Building and Improvements less Cost of Sales, Transfers and Other	Total (a)(b)	Accumulated Depreciation (a)(b)	Date of Construction/ Renovation	Date Acquired	Life on Which Depreciation in 2023 Statement of Operations is Computed (c)
OPERATING PROPERTIES
The Domain	$72,558	$65,236	$755,143	$6,006	$293,326	$71,242	$1,048,469	$1,119,711	$139,760	(d)	2019	5 - 40 years
Austin, TX
Terminus	221,000	49,050	410,826	—	56,001	49,050	466,827	515,877	68,036	—	2019	5 - 40 years
Atlanta, GA
Northpark Town Center	—	22,350	295,825	—	78,476	22,350	374,301	396,651	107,286	—	2014	5 - 39 years
Atlanta, GA
Corporate Center (e)	—	2,468	272,148	16,468	70,699	18,936	342,847	361,783	84,574	—	2016	5 - 40 years
Tampa, FL
300 Colorado (d)	—	18,354	278,905	(33)	47,053	18,321	325,958	344,279	18,155	2022	2021	5 - 40 years
Austin, TX
Buckhead Plaza	—	35,064	234,111	—	67,265	35,064	301,376	336,440	57,734	—	2016	5 - 40 years
Atlanta, GA
Spring & 8th	—	28,131	—	426	301,770	28,557	301,770	330,327	62,658	2015	2015	5 - 40 years
Atlanta, GA
725 Ponce	—	20,720	272,226	—	16,615	20,720	288,841	309,561	21,331	—	2021	5 - 40 years
Atlanta, GA
Briarlake Plaza	—	33,486	196,915	—	75,801	33,486	272,716	306,202	34,758	—	2019	5 - 40 years
Houston, TX
The Terrace	—	27,360	247,226	—	31,244	27,360	278,470	305,830	40,047	—	2019	5 - 40 years
Austin, TX
Hayden Ferry	—	13,102	262,578	(252)	22,255	12,850	284,833	297,683	61,418	—	2016	5 - 40 years
Phoenix, AZ
One Eleven Congress	—	33,841	201,707	—	57,517	33,841	259,224	293,065	53,071	—	2016	5 - 40 years
Austin, TX
San Jacinto Center	—	34,068	176,535	(579)	43,313	33,489	219,848	253,337	42,156	—	2016	5 - 40 years
Austin, TX
3344 Peachtree	—	16,110	176,153	—	40,292	16,110	216,445	232,555	49,467	—	2016	5 - 40 years
Atlanta, GA
Fifth Third Center	126,548	22,591	180,430	—	21,809	22,591	202,239	224,830	62,957	—	2014	5 - 40 years
Charlotte, NC
Continued on next page
The RailYard	$—	$22,831	$178,323	$—	$1,973	$22,831	$180,296	$203,127	$18,738	—	2020	5 - 40 years
Charlotte, NC
Promenade Tower	—	13,439	102,790	—	77,189	13,439	179,979	193,418	63,977	—	2011	5 - 34 years
Atlanta, GA
Avalon	—	9,952	—	73	181,342	10,025	181,342	191,367	36,671	2016	2016	5 - 40 years
Atlanta, GA
100 Mill	—	13,156	—	5	173,434	13,161	173,434	186,595	12,650	2022	2022	5 - 40 years
Phoenix, AZ
3350 Peachtree	—	16,836	108,177	—	55,838	16,836	164,015	180,851	24,328	—	2016	5 - 40 years
Atlanta, GA
Promenade Central	—	19,495	62,836	—	91,882	19,494	154,718	174,212	8,662	2022	2019	5 - 40 years
Atlanta, GA
Heights Union	—	9,545	123,944	—	21,067	9,545	145,011	154,556	11,565	—	2021	5 - 40 years
Tampa, FL
Colorado Tower (e)	106,862	1,600	—	20,543	128,129	22,143	128,129	150,272	46,605	2013	2013	5 - 30 years
Austin, TX
Legacy Union One	—	13,049	128,740	—	231	13,049	128,971	142,020	22,295	—	2019	5 - 40 years
Dallas, TX
Tempe Gateway	—	5,893	95,130	—	23,282	5,893	118,412	124,305	20,098	—	2016	5 - 40 years
Phoenix, AZ
550 South	—	51	115,238	—	8,734	51	123,972	124,023	29,176	—	2016	5 - 40 years
Charlotte, NC
Domain Point	—	17,349	71,599	—	13,017	17,349	84,616	101,965	15,475	—	2019	5 - 40 years
Austin, TX
5950 Sherry Lane	—	8,040	65,919	—	10,349	8,040	76,268	84,308	10,910	—	2019	5 - 40 years
Dallas, TX
3348 Peachtree	—	6,707	69,723	—	6,387	6,707	76,110	82,817	17,360	—	2016	5 - 40 years
Atlanta, GA
111 West Rio	—	6,076	56,647	(127)	19,101	5,949	75,748	81,697	20,182	2017	2017	5 - 40 years
Phoenix, AZ
The Pointe	—	9,404	54,694	—	12,180	9,404	66,874	76,278	15,842	—	2016	5 - 40 years
Tampa, FL
Harborview Plaza	—	10,800	39,136	—	10,757	10,800	49,893	60,693	12,424	—	2016	5 - 40 years
Tampa, FL
Research Park V	—	4,373	—	801	43,313	5,174	43,313	48,487	14,530	2014	1998	5 - 30 years
Austin, TX
Continued on next page
Meridian Mark Plaza	$—	$2,219	$—	$—	$25,658	$2,219	$25,658	$27,877	$17,839	1997	1997	5 - 30 years
Atlanta, GA
Miscellaneous Investments	—	15,318	69,780	32	2,369	15,351	72,149	87,500	6,671
Total Operating Properties	526,968	628,064	5,303,404	43,363	2,129,668	671,427	7,433,072	8,104,499	1,329,406
PROJECTS UNDER DEVELOPMENT
Domain 9	—	16,640	—	—	116,244	16,640	116,244	132,884	—	—	2018
Austin, TX
Total Projects Under Development	—	16,640	—	—	116,244	16,640	116,244	132,884	—

LAND
South End Station	—	28,134	—	—	—	28,134	—	28,134	—	—	2020
Charlotte, NC
887 West Peachtree (f)	—	11,883	—	14,429	—	26,312	—	26,312	—	—	2019
Atlanta, GA
Legacy Union 2 & 3	—	22,724	—	(1)	—	22,723	—	22,723	—	—	2019
Dallas, TX
3354/3356 Peachtree	—	13,410	—	8,099	—	21,509	—	21,509	—	—	2018
Atlanta, GA
Domain Central	—	21,000	—	—	—	21,000	—	21,000	—	—	2019
Austin, TX
303 Tremont	—	18,779	—	75	—	18,854	—	18,854	—	—	2020
Charlotte, NC
Domain Point 3	—	11,018	—	—	—	11,018	—	11,018	—	—	2020
Austin, TX
Corporate Center 5 & 6 (e)	—	5,188	—	(10)	—	5,178	—	5,178	—	—	2019
Tampa, FL
Total Commercial Land	—	132,136	—	22,592	—	154,728	—	154,728	—

Total Properties	$526,968	$776,840	$5,303,404	$65,955	$2,245,912	$842,795	$7,549,316	$8,392,111	$1,329,406

S-1

SCHEDULE III
COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2023
($ in thousands)

NOTES:
(a)Reconciliations of total real estate carrying value and accumulated depreciation as of and for the years ended December 31, 2023, 2022, and 2021 are as follows:

	Real Estate			Accumulated Depreciation
	2023	2022	2021	2023	2022	2021
Balance at beginning of period	$8,087,846	$7,714,382	$7,370,401	$1,079,662	$874,988	$811,196
Additions during the period:
Acquisitions	—	—	723,694	—	—	—
Improvements and other capitalized costs	350,654	436,201	280,823	—	—	—
Depreciation expense	—	—	—	292,433	267,411	246,240
Total Additions	350,654	436,201	1,004,517	292,433	267,411	246,240
Deductions during the period:
Cost of real estate sold	(3,700)	—	(552,201)	—	—	(74,113)
Write off of fully depreciated assets	(42,689)	(62,737)	(108,335)	(42,689)	(62,737)	(108,335)
Total Deductions	(46,389)	(62,737)	(660,536)	(42,689)	(62,737)	(182,448)
Balance at end of period	$8,392,111	$8,087,846	$7,714,382	$1,329,406	$1,079,662	$874,988
(b)The aggregate cost for federal income tax purposes, net of depreciation, was $5.7 billion (unaudited) at December 31, 2023.
(c)Buildings and improvements are depreciated over 30 to 40 years. Leasehold improvements and other capitalized leasing costs are depreciated over the life of the asset or the term of the lease, whichever is shorter.
(d)Subsequent to the 2019 acquisition, the Company completed development of Domain 10 in 2021 and Domain 12 in 2020.
(e)Some or all of the land at these properties is controlled under an operating ground lease. The Company's Land and Improvements assets are reduced over time by the amortization of the right-of-use assets related to these ground leases.
(f)Some of the land at this property is controlled under a financing ground lease.

S-2