Form 10-Q
period 2024-03-31
COUSINS PROPERTIES INC
filed 2024-04-25
CIK 25232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 19, 2024
Common Stock, $1 par value per share	152,071,718 shares

FORWARD-LOOKING STATEMENTS

Certain matters contained in this report are “forward-looking statements” within the meaning of the federal securities laws and are subject to uncertainties and risks, as itemized in Item 1A included in the Annual Report on Form 10-K for the year ended December 31, 2023, and as itemized herein. These forward-looking statements include information about the Company's possible or assumed future results of the business and the Company's financial condition, liquidity, results of operations, plans, and objectives. They also include, among other things, statements regarding subjects that are forward-looking by their nature, such as:
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
•any changes to our credit rating;
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
The risks set forth above are not exhaustive. The Annual Report on Form 10-K for the year ended December 31, 2023, including Part 1, Item 1A. Risk Factors, includes additional factors that could adversely affect our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all risk factors, nor can we assess the potential impact of all risk factors on our business or the extent to which any factors, or any combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. The words “believes,” “expects,” “anticipates,” “estimates,” “plans,” “may,” “intend,” “will,” or similar expressions are intended to identify forward-looking statements. Although we believe that our plans, intentions, and expectations reflected in any forward-looking statements are reasonable, we can give no assurance that such plans, intentions, or expectations will be achieved. Given the uncertainties and risks discussed herein, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Investors should also refer to our Quarterly Reports on Form 10-Q and our Annual Reports on Form 10-K for future periods, and our Current Reports on Form 8-K as we file such reports with the SEC, and to other materials we may file with or furnish to the SEC, for a discussion of risks and uncertainties that may cause actual results, performance, or achievements to differ materially from those expressed or implied by any forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information, or otherwise, except as required under U.S. federal securities laws.

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2024	December 31, 2023
	(unaudited)
Assets:
Real estate assets:
Operating properties, net of accumulated depreciation of $1,404,568 and $1,329,406 in 2024 and 2023, respectively	$6,937,210	$6,775,093
Projects under development	—	132,884
Land	154,728	154,728
	7,091,938	7,062,705

Cash and cash equivalents	5,452	6,047
Accounts receivable	8,135	11,109
Deferred rents receivable	217,926	209,370
Investment in unconsolidated joint ventures	155,210	143,831
Intangible assets, net	105,559	110,667
Other assets, net	98,761	90,745
Total assets	$7,682,981	$7,634,474
Liabilities:
Notes payable	$2,563,332	$2,457,627
Accounts payable and accrued expenses	216,790	299,767
Deferred income	245,739	181,744
Intangible liabilities, net	40,115	42,193
Other liabilities	102,045	104,830
Total liabilities	3,168,021	3,086,161
Commitments and contingencies
Equity:
Stockholders' investment:
Common stock, $1 par value per share, 300,000,000 shares authorized, 152,071,718 and 154,335,798 issued, and 152,071,718 and 151,799,215 outstanding in 2024 and 2023, respectively	152,072	154,336
Additional paid-in capital	5,496,371	5,638,709
Treasury stock at cost, 2,536,583 shares in 2023	—	(145,696)
Distributions in excess of cumulative net income	(1,160,759)	(1,125,390)
Accumulated other comprehensive income	3,187	2,192
Total stockholders' investment	4,490,871	4,524,151
Nonredeemable noncontrolling interests	24,089	24,162
Total equity	4,514,960	4,548,313
Total liabilities and equity	$7,682,981	$7,634,474

See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2024	2023
Revenues:
Rental property revenues	$208,818	$200,076
Fee income	379	374
Other	44	2,278
	209,241	202,728
Expenses:
Rental property operating expenses	71,075	71,213
Reimbursed expenses	140	207
General and administrative expenses	9,214	8,438
Interest expense	28,908	25,030
Depreciation and amortization	86,230	75,770
Other	672	385
	196,239	181,043

Income from unconsolidated joint ventures	348	673
Gain (loss) on investment property transactions	101	(2)
Net income	13,451	22,356
Net income attributable to noncontrolling interests	(163)	(160)
Net income available to common stockholders	$13,288	$22,196

Net income per common share — basic and diluted	$0.09	$0.15
Weighted average shares — basic	151,945	151,579
Weighted average shares — diluted	152,385	151,880

See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited; in thousands)

	Three Months Ended
	March 31,
	2024	2023
Comprehensive Income:
Net income available to common stockholders	$13,288	$22,196
Other comprehensive income (loss):
Unrealized gain (loss) on cash flow hedges	2,705	(1,041)
Amortization of cash flow hedges	(1,710)	(189)
Total other comprehensive income (loss)	995	(1,230)
Total comprehensive income	$14,283	$20,966

See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited; in thousands except per share amounts)

Three Months Ended March 31, 2024
	Common Stock	Additional Paid-In Capital	Treasury Stock	Distributions in Excess of Net Income	Accumulated Other Comprehensive Income	Stockholders' Investment	Nonredeemable Noncontrolling Interests	Total Equity
December 31, 2023	$154,336	$5,638,709	$(145,696)	$(1,125,390)	$2,192	$4,524,151	$24,162	$4,548,313
Net income	—	—	—	13,288	—	13,288	163	13,451
Other comprehensive income	—	—	—	—	995	995	—	995
Common stock issued pursuant to stock-based compensation, net of tax withholding	278	(3,090)	—	—	—	(2,812)	—	(2,812)
Amortization of stock-based compensation, net of forfeitures	(5)	3,911	—	(4)	—	3,902	—	3,902
Retirement of Treasury Stock	(2,537)	(143,159)	145,696	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(236)	(236)
Common dividends ($0.32 per share)	—	—	—	(48,653)	—	(48,653)	—	(48,653)
Balance March 31, 2024	$152,072	$5,496,371	$—	$(1,160,759)	$3,187	$4,490,871	$24,089	$4,514,960

Three Months Ended March 31, 2023
	Common Stock	Additional Paid-In Capital	Treasury Stock	Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Stockholders’ Investment	Nonredeemable Noncontrolling Interests	Total Equity
Balance December 31, 2022	$154,019	$5,630,327	$(147,157)	$(1,013,292)	$1,767	$4,625,664	$21,285	$4,646,949
Net income	—	—	—	22,196	—	22,196	160	22,356
Other comprehensive loss	—	—	—	—	(1,230)	(1,230)	—	(1,230)
Common stock issued pursuant to stock-based compensation, net of tax withholding	239	(2,377)	—	—	—	(2,138)	—	(2,138)
Amortization of stock-based compensation, net of forfeitures	(2)	3,126	—	—	—	3,124	—	3,124
Contributions from noncontrolling interests	—	—	—	—	—	—	738	738
Distributions to noncontrolling interests	—	—	—	—	—	—	(165)	(165)
Common dividends ($0.32 per share)	—	—	—	(48,598)	—	(48,598)	—	(48,598)
Balance March 31, 2023	$154,256	$5,631,076	$(147,157)	$(1,039,694)	$537	$4,599,018	$22,018	$4,621,036

See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in thousands)

	Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,451	$22,356
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) on investment property transactions	(101)	2
Depreciation and amortization	86,230	75,770
Amortization of deferred financing costs and premium on notes payable	1,039	1,021
Equity-classified stock-based compensation expense, net of forfeitures	4,338	3,559
Effect of non-cash adjustments to rental revenues	(15,984)	(11,193)
Income from unconsolidated joint ventures	(348)	(673)
Operating distributions from unconsolidated joint ventures	787	1,299
Changes in other operating assets and liabilities:
Change in receivables and other assets, net	(5,614)	(8,407)
Change in operating liabilities, net	(55,506)	(57,240)
Net cash provided by operating activities	28,292	26,494
CASH FLOWS FROM INVESTING ACTIVITIES:
Property acquisition, development, and tenant asset expenditures	(72,317)	(69,863)
Contributions to unconsolidated joint ventures	(11,634)	(23,984)
Net cash used in investing activities	(83,951)	(93,847)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facility	171,200	165,000
Repayment of credit facility	(64,100)	(49,300)
Repayment of mortgages	(2,113)	(2,041)
Payment of deferred financing costs	—	(32)
Repurchase of shares withheld for taxes on restricted stock vestings	(1,111)	—
Common dividends paid	(48,576)	(48,407)
Contributions from noncontrolling interests	—	738
Distributions to noncontrolling interests	(236)	(165)
Net cash provided by financing activities	55,064	65,793
NET DECREASE IN CASH AND CASH EQUIVALENTS	(595)	(1,560)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	6,047	5,145
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,452	$3,585
See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
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
Cousins, CPLP, CTRS, and their subsidiaries (collectively, the “Company”) develop, acquire, lease, manage, and own primarily Class A office properties and opportunistic mixed-use developments in the Sun Belt markets of the United States with a focus on Atlanta, Austin, Tampa, Phoenix, Charlotte, Dallas, and Nashville. Cousins has elected to be taxed as a REIT and intends to, among other things, distribute at least 100% of its net taxable income to stockholders, thereby eliminating any liability for federal income taxes under current law. Therefore, the results included herein do not include a federal income tax provision for Cousins. As of March 31, 2024, the Company's operating portfolio of real estate assets consisted of interests in 18.8 million square feet of office space and 310,000 square feet of multi-family space.
Basis of Presentation: The condensed consolidated financial statements are unaudited and were prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, these financial statements reflect all adjustments necessary (which adjustments are of a normal and recurring nature) for the fair presentation of the Company's financial position as of March 31, 2024 and December 31, 2023, and the results of operations for the three months ended March 31, 2024 and 2023. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of results expected for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes to consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2023. The accounting policies employed are substantially the same as those shown in note 2 of the notes to consolidated financial statements included therein.
The Company evaluates all partnerships, joint ventures, and other arrangements with variable interests to determine if the entity or arrangement qualifies as a variable interest entity ("VIE"), as defined in the Financial Accounting Standard Board's ("FASB") Accounting Standards Codification ("ASC"). If the entity or arrangement qualifies as a VIE and the Company is determined to be the primary beneficiary, the Company is required to consolidate the assets, liabilities, and results of operations of the VIE. The Company had no investments or interests in any VIEs as of March 31, 2024 or December 31, 2023.
2. REAL ESTATE
For the three months ended March 31, 2024 and March 31, 2023, the Company had no real estate transactions.
Impairment
The Company tests buildings held for investment, by asset groups, for impairment whenever changes in circumstances indicate an asset group’s carrying value may not be recoverable. The test is conducted using undiscounted cash flows for the shorter of the building’s estimated hold period or its remaining useful life. When testing for recoverability of value of buildings held for investment, projected cash flows are used over its expected hold period. If the expected hold period includes some likelihood of shorter-term hold period from a potential sale, the probability of a sale is layered into the analysis. If any building's held-for-investment analysis were to fail the impairment test, its book value would be written down to its then current estimated fair value, before any selling expense, and that building would continue to depreciate over its remaining useful life. None of the Company’s held-for-investment buildings were impaired during any periods presented in the accompanying condensed consolidated statement of operations.
The Company also reviews held-for-sale buildings, if any, for impairments. In order to be considered a real estate asset held-for-sale, the Company must, among other things, have the authority to commit to a plan to sell the asset in its current condition, have commenced the plan to sell the asset, and have determined that it is probable that the asset will sell within one year. If book value is in excess of estimated fair value less estimated selling costs, we impair those assets to fair value less estimated selling costs. There were no held-for-sale buildings as of March 31, 2024 or December 31, 2023 or during any periods presented in the accompanying condensed consolidated statements of operations.

The Company also reviews land and projects under development for impairment whenever changes in circumstances indicate the assets' carrying value may not be recoverable. None of the Company's investments in land, including accumulated predevelopment costs, or projects under development were impaired as of March 31, 2024 or December 31, 2023 or during any periods presented in the accompanying condensed consolidated statement of operations.
The Company may record impairment charges in future periods if the economy and the office industry weakens, the operating results of individual buildings are materially different from our forecasts, or we shorten our contemplated hold period for any operating buildings.
3. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES
The following information summarizes financial data and principal activities of the Company's unconsolidated joint ventures. The information included in the following table entitled summary of financial position is as of March 31, 2024 and December 31, 2023 ($ in thousands).

SUMMARY OF FINANCIAL POSITION
	Total Assets		Total Debt		Total Equity (Deficit)		Company's Investment
	2024	2023	2024	2023	2024	2023	2024		2023
Operating Properties:
AMCO 120 WT Holdings, LLC	$80,995	$80,694	$—	$—	$79,227	$78,642	$14,407		$14,506
Crawford Long - CPI, LLC (1)	20,639	22,001	82,336	82,316	(63,638)	(62,562)	(31,250)	(2)	(31,066)	(2)
Under Development:
Neuhoff Holdings LLC (3)	508,992	477,780	238,956	219,780	245,300	226,303	136,020		124,543
Land:
715 Ponce Holdings LLC	9,349	9,325	—	—	9,323	9,324	4,783		4,782
	$619,975	$589,800	$321,292	$302,096	$270,212	$251,707	$123,960		$112,765

(1) Crawford Long - CPI, LLC has a mortgage loan for the Medical Offices at Emory Hospital property. This $83.0 million interest-only mortgage loan has a fixed interest rate of 4.80% and matures in June 2032.
(2) Negative investment basis included in deferred income on the condensed consolidated balance sheets.
(3) Neuhoff Holdings LLC has a construction loan with a borrowing capacity up to $312.7 million, of which the Company's share is $156.4 million, that matures on September 30, 2025. The interest rate applicable to the construction loan is based on the Secured Overnight Financing Rate ("SOFR") plus 3.45% with a minimum rate of 3.60%. The Joint Venture has one option, subject to certain conditions, to extend the maturity date for an additional 12 months from the initial maturity date.

The information included in the summary of operations table is for the three months ended March 31, 2024 and 2023 ($ in thousands).

SUMMARY OF OPERATIONS
	Total Revenues		Net Income (Loss)		Company's Income from Investment
	2024	2023	2024	2023	2024	2023
Operating Properties:
AMCO 120 WT Holdings, LLC	$2,894	$2,701	$961	$780	$187	$155
Crawford Long - CPI, LLC	3,267	3,079	674	994	304	462
Under Development:
Neuhoff Holdings LLC	113	24	(288)	10	(142)	5
Land:
715 Ponce Holdings LLC	27	67	(1)	45	(1)	23
Sold:
Other	—	92	—	56	—	28
	$6,301	$5,963	$1,346	$1,885	$348	$673

4. INTANGIBLE ASSETS AND LIABILITIES
At March 31, 2024 and December 31, 2023, intangible assets included the following ($ in thousands):

	2024	2023
In-place leases, net of accumulated amortization of $136,067 and $135,433 in 2024 and 2023, respectively	$75,715	$80,117
Below-market ground leases, net of accumulated amortization of $2,360 and $2,260 in 2024 and 2023, respectively	16,892	16,992
Above-market leases, net of accumulated amortization of $25,272 and $24,918 in 2024 and 2023, respectively	11,278	11,884
Goodwill	1,674	1,674
	$105,559	$110,667

At March 31, 2024 and December 31, 2023, intangible liabilities were the following ($ in thousands):

	2024	2023
Below-market leases, net of accumulated amortization of $52,345 and $50,475 in 2024 and 2023, respectively	$40,115	$42,193

The amortization of the above asset and liabilities are recorded as follows ($ in thousands):

	Three Months Ended March 31,
	2024	2023
Revenues:
Rental property revenues, net (Below-market and Above-market leases)	$1,461	$1,559

Expenses:
Depreciation and amortization (In-place leases)	4,401	5,412
Rental property operating and other expenses (Below-market ground leases)	100	100

Over the next five years and thereafter, aggregate amortization of these intangible assets and liabilities is anticipated to be as follows ($ in thousands):

	In-Place Leases	Below-Market Ground Leases	Above-Market Leases	Below-Market Leases
2024 (9 months)	$12,420	$212	$1,721	$(6,135)
2025	14,785	282	2,099	(7,743)
2026	12,418	282	1,720	(6,524)
2027	9,833	282	1,310	(4,989)
2028	7,016	282	1,201	(3,853)
Thereafter	19,243	15,552	3,227	(10,871)
	$75,715	$16,892	$11,278	$(40,115)

5. OTHER ASSETS
Other assets on the condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023 included the following ($ in thousands):

	2024	2023
Predevelopment costs	$57,394	$56,600
Prepaid expenses and other assets	14,818	8,704
Lease inducements, net of accumulated amortization of $6,460 and $5,860 in 2024 and 2023, respectively	12,254	10,537
Furniture, fixtures and equipment and other deferred costs, net of accumulated depreciation of $18,937 and $18,564 in 2024 and 2023, respectively	10,331	10,631
Credit Facility deferred financing costs, net of accumulated amortization of $2,452 and $2,131 in 2024 and 2023, respectively	3,964	4,273
	$98,761	$90,745
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
6. NOTES PAYABLE
The following table summarizes the terms of notes payable outstanding at March 31, 2024 and December 31, 2023 ($ in thousands):

Description	Interest Rate (1)	Maturity (2)	2024	2023
Unsecured Notes:
Credit Facility	6.31%	April 2027	$292,200	$185,100
Term Loan	5.63%	March 2025	400,000	400,000
Term Loan	5.38%	August 2024	350,000	350,000
Senior Note	3.95%	July 2029	275,000	275,000
Senior Note	3.91%	July 2025	250,000	250,000
Senior Note	3.86%	July 2028	250,000	250,000
Senior Note	3.78%	July 2027	125,000	125,000
Senior Note	4.09%	July 2027	100,000	100,000
			2,042,200	1,935,100
Secured Mortgage Notes:
Terminus (3)	6.34%	January 2031	221,000	221,000
Fifth Third Center	3.37%	October 2026	125,623	126,548
Colorado Tower	3.45%	September 2026	106,176	106,862
Domain 10	3.75%	November 2024	72,056	72,558
			524,855	526,968
			$2,567,055	$2,462,068

Unamortized loan costs			(3,723)	(4,441)
Total Notes Payable			$2,563,332	$2,457,627

(1) Interest rate as of March 31, 2024.
(2) Weighted average maturity of notes payable outstanding at March 31, 2024 was 2.8 years. Extension options are not included.
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
At March 31, 2024, the Credit Facility's interest rate spread over Adjusted SOFR was 0.90%, and the facility fee spread was 0.15%. The amount that the Company may draw under the Credit Facility is a defined calculation based on the Company's unencumbered assets and other factors. The total available borrowing capacity under the Credit Facility was $707.8 million at March 31, 2024. The amounts outstanding under the Credit Facility may be accelerated upon the occurrence of any events of default.
Subsequent to quarter end, the Company noticed the administrative agent of the Credit Facility of corporate investment grade ratings received. In accordance with the terms of the Credit Facility, these ratings reduce the Credit Facility's current applicable Adjusted SOFR spread to 0.775%. Changes in the Company's investment grade ratings may result in additional adjustments to the applicable spread which will now range from 0.725% to 1.40%. While our current facility fee remains at 0.15% under the received rating, it will now be subject to a range of 0.125% to 0.30%.
Term Loans
On October 3, 2022, the Company entered into a Delayed Draw Term Loan Agreement (the "2022 Term Loan") and borrowed the full $400 million available under the loan. The loan matures on March 3, 2025 with four consecutive options to extend the maturity date for an additional six months each. The interest rate provisions are the same as the 2021 Term Loan, and the covenants are the same as the Credit Facility. On April 19, 2023, the Company entered into a floating-to-fixed rate swap with respect to $200 million of the $400 million 2022 Term Loan through the maturity date of March 3, 2025. This swap fixed the underlying SOFR rate at 4.298%. On January 26, 2024, the Company entered into a floating-to-fixed rate swap with respect to remaining $200 million of the $400 million 2022 Term Loan through the maturity date of March 3, 2025. This swap fixed the underlying SOFR rate at 4.6675% (see note 7). These two swaps fix the underlying SOFR rate for the full $400 million at a weighted average of 4.48%.
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
At March 31, 2024, the Term Loans' spread over the underlying SOFR rates was 1.05%.
Subsequent to quarter end, the Company noticed the administrative agent of the 2022 and 2021 Term Loans of corporate investment grade ratings received. In accordance with the terms of the Term Loans, these ratings reduce the 2022 and 2021 Term Loans' current applicable Adjusted SOFR spreads to 0.85% and 1.00%, respectively. Changes in the Company's investment grade ratings may result in additional adjustments to the applicable spread which will now range from 0.80% to 1.60% for the 2022 Term Loan and 0.85% to 1.65% for the 2021 Term Loan.

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
Secured Mortgage Notes
As of March 31, 2024, the Company had $524.9 million outstanding on five non-recourse mortgage notes with a weighted average interest rate of 4.69%. All interest rates on the secured mortgage notes are fixed. Assets with depreciated carrying values of $883.8 million are pledged as security on these mortgage notes payable. For each non-recourse mortgage loan, the Company provides a customary "non-recourse carve-out guaranty." Additional guarantees related to re-leasing costs may also apply.
Other Debt Information
The Company is in compliance with all of the covenants related to its unsecured and secured debt.
At March 31, 2024 and December 31, 2023, the estimated fair value of the Company’s notes payable was $2.5 billion and $2.4 billion, respectively, calculated by discounting the debt's remaining contractual cash flows at estimated current market rates at which similar loans could have been obtained at March 31, 2024 and December 31, 2023. The estimate of the current market rates, which is the most significant input in the discounted cash flow calculation, is intended to replicate debt of similar maturity and loan-to-value relationship. These fair value calculations are considered to be Level 2 under the guidelines as set forth in ASC 820, as the Company utilizes market rates for similar type loans from third party brokers.
For the three months ended March 31, 2024 and 2023, interest expense was recorded as follows ($ in thousands):

	Three Months Ended March 31,
	2024	2023
Total interest incurred	$32,614	$30,121
Interest capitalized	(3,706)	(5,091)
Total interest expense	$28,908	$25,030

7. DERIVATIVE FINANCIAL INSTRUMENTS
On January 26, 2024, the Company entered into a floating-to-fixed interest rate swap ("2024 Swap") with respect to the unhedged $200 million of the $400 million 2022 Term Loan through the maturity date of March 3, 2025, fixing the underlying SOFR rate for this portion of the loan at 4.6675%. Previously, on April 19, 2023, the Company entered into a floating-to-fixed interest rate swap ("2023 Swap") with respect to $200 million of the $400 million 2022 Term Loan through the maturity date of March 3, 2025, fixing the underlying SOFR rate for this portion of the loan at 4.298%. These swaps effectively fix the underlying SOFR rate at a weighted average of 4.48% for the entire $400 million through the initial maturity.
On September 27, 2022, the Company entered into a floating-to-fixed interest rate swap ("2022 Swap") with respect to the $350 million 2021 Term Loan through the initial maturity date of August 30, 2024. This swap effectively fixed the underlying SOFR rate at 4.234%.
The Company's objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Such derivatives are used to hedge the variable cash flows associated with the 2021 and 2022 Term Loans (referred to as "cash flow hedges").
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
As of March 31, 2024, the fair values of the 2023 Swap and 2024 Swap with respect to the 2022 Term Loan were $1.2 million and $544,000, respectively, and are included in other assets on the Company's condensed consolidated balance sheets. As of December 31, 2023, the fair value of the 2023 Swap with respect to the 2022 Term Loan was $555,000 and is included in other assets on the Company's condensed consolidated balance sheets.
As of March 31, 2024 and December 31, 2023, the fair value of the 2022 Swap with respect to the 2021 Term Loan was $1.4 million and $1.7 million, respectively, and is included in other assets on the Company's condensed consolidated balance sheets.
The table below presents the effect of the Company's derivative financial instruments on the condensed consolidated statements of operations for the three months ended March 31, 2024 and 2023 ($ in thousands):

	Three Months Ended March 31,
Cash Flow Hedges:	2024	2023
Amount of income (loss) recognized in accumulated other comprehensive income on interest rate derivatives	$2,705	$(1,041)
Amount of income reclassified from accumulated other comprehensive income into income as a reduction of interest expense	$(1,710)	$(189)
Total amount of interest expense presented in the condensed consolidated statements of operations	$28,908	$25,030
Over the next twelve months, the Company estimates that $3.2 million will be reclassified out of accumulated other comprehensive income as a reduction of interest expense.
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
8. OTHER LIABILITIES
Other liabilities on the condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023 included the following ($ in thousands):

	2024	2023
Ground lease liability	$49,846	$53,348
Prepaid rent	34,566	34,872
Security deposits	15,804	15,050
Other liabilities	1,829	1,560
	$102,045	$104,830
9. COMMITMENTS AND CONTINGENCIES
Commitments
The Company had outstanding performance bonds totaling $1.1 million at March 31, 2024. As a lessor, the Company had $111.3 million in future obligations under leases to fund tenant improvements and other future construction obligations at March 31, 2024.
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
To date, the Company has issued 2.6 million shares under the ATM Program and has generated cash proceeds of $101.4 million, net of $1.1 million of compensation to be paid with respect to Forward Sales, $1.7 million of dividends owed during the period the Forward Sales were outstanding, and $900,000 of other transaction related costs. The Company did not issue any shares under the ATM Program during the three months ended March 31, 2024 and did not have any outstanding Forward Sales contracts for the sale of its common stock as of March 31, 2024 or December 31, 2023.
On February 6, 2024, the Company retired all 2,536,583 shares of Treasury Stock outstanding. These treasury shares had an average cost basis of $57.44 per share.
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
For the three months ended March 31, 2024, the Company recognized rental property revenues of $208.8 million, of which $60.7 million represented variable rental revenue. For the three months ended March 31, 2023, the Company recognized rental property revenues of $200.1 million, of which $59.1 million represented variable rental revenue.
For the three months ended March 31, 2024, the Company recognized fee and other revenue of $423,000. For the three months ended March 31, 2023, the Company recognized fee and other revenue of $2.7 million.

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
The Company's compensation expense for the three months ended March 31, 2024 relates to restricted stock, stock-settled RSUs, and the ESPP. Restricted stock and the stock-settled RSUs are equity-classified awards for which compensation expense per share is fixed. Cash-settled RSUs are liability-classified awards for which the expense fluctuates from period to period dependent, in part, on the Company's stock price. Cash-settled RSUs were last awarded in 2019 and were fully expensed as of March 31, 2023. For the three months ended March 31, 2024 and 2023, stock-based compensation expense, net of forfeitures, was recorded as follows ($ in thousands):

	Three Months Ended March 31,
	2024	2023
Equity-classified awards:
Restricted stock	$971	$858
Market-based RSUs	2,342	1,751
Performance-based RSUs	573	480
Director grants	408	385
Employee Stock Purchase Plan	24	37
Total equity-classified award expense, net of forfeitures	4,318	3,511

Liability-classified awards
Time-vested RSUs	—	61
Total liability-classified award expense, net of forfeitures	—	61
Total stock-based compensation expense, net of forfeitures	$4,318	$3,572
Information on the Company's stock compensation plan, including information on the Company's equity-classified and liability-classified awards is discussed in note 14 of the notes to condensed consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.
Grants of Equity-Classified Awards
Under the 2019 Plan, in February 2024, the Company granted three types of equity-classified awards to key employees: (1) RSUs based on the Total Stockholder Return ("TSR") of the Company, as defined in the award documents, relative to that of office peers included in the Nareit Office Index (the "Market-based RSUs"), (2) RSUs based on the ratio of cumulative funds from operations per share to targeted cumulative funds from operations per share (the “Performance-based RSUs”), and (3) restricted stock.
The RSU awards are equity-classified awards to be settled in common stock with issuance dependent upon the attainment of required service, market, and performance criteria. For the Market-based RSUs the Company expenses an estimate of the fair value of the awards on the grant date, calculated using a Monte Carlo valuation at grant date, ratably over the vesting period, adjusting only for forfeitures when they occur. The expense of these Market-based RSUs is not adjusted for the number of awards that actually vest. For the Performance-based RSUs, the Company expenses the awards over the vesting period using the fair market value of the Company's stock on the grant date. The expense is recognized ratably over the vesting period and adjusted each quarter based on the number of shares expected to vest and for forfeitures when they occur. The performance period for the Performance-based RSUs and TSR measurement period for the Market-based RSUs awarded is three years starting on January 1 of the year of issuance and ending on December 31. The ultimate settlement of these awards can range from zero percent to 200% of the targeted number of units depending on the achievement of the market and performance metrics described above.
The restricted stock vests ratably over three years from the grant date. The Company records restricted stock in common stock and additional paid-in capital at fair value on the grant date, with the offsetting deferred compensation also recorded in additional paid-in capital. The Company records compensation expense over the vesting period.

The following table summarizes the grants of equity-classified awards made by the Company in the first quarter of 2024 and 2023:

	Shares and Targeted Units Granted in
	2024	2023
Market-based RSUs	205,129	164,430
Performance-based RSUs	87,912	70,472
Restricted stock	203,158	164,221
The Monte Carlo valuation used to determine the grant date fair value of the equity-classified Market-based RSUs included the following assumptions for those RSUs granted in the first quarter of 2024 and 2023:

		Assumptions for RSUs Granted in
		2024	2023
Volatility	(1)	30.5%	40.5%
Risk-free rate	(2)	4.43%	4.35%
Stock beta	(3)	0.96%	1.03%
(1) Based on historical volatility over three years using daily stock price.
(2) Reflects the yield on three-year Treasury bonds.
(3) Betas are calculated with up to three years of daily stock price data.

13. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2024 and 2023 ($ in thousands, except per share amounts):

	Three Months Ended March 31,
	2024	2023
Earnings per common share - basic:
Numerator:
Net income	$13,451	$22,356
Net income attributable to noncontrolling interests in CPLP from continuing operations	(2)	(4)
Net income attributable to other noncontrolling interests	(161)	(156)
Net income available to common stockholders	$13,288	$22,196

Denominator:
Weighted average common shares - basic	151,945	151,579
Net income per common share - basic	$0.09	$0.15

Earnings per common share - diluted:
Numerator:
Net income	$13,451	$22,356
Net income attributable to other noncontrolling interests	(161)	(156)
Net income available for common stockholders before allocation of net income attributable to noncontrolling interests in CPLP	$13,290	$22,200

Denominator:
Weighted average common shares - basic	151,945	151,579
Add:
Potential dilutive common shares - restricted stock units, less shares assumed purchased at market price	415	276
Weighted average units of CPLP convertible into common shares	25	25
Weighted average common shares - diluted	152,385	151,880
Net income per common share - diluted	$0.09	$0.15

The treasury stock method resulted in no dilution from shares expected to be issued under the ESPP or forward contracts for the future sales of common stock under the Company's ATM Program during the respective periods presented.

14. CONSOLIDATED STATEMENTS OF CASH FLOWS - SUPPLEMENTAL INFORMATION
Supplemental information related to the cash flows, including significant non-cash activity affecting the condensed consolidated statements of cash flows, for the three months ended March 31, 2024 and 2023 is as follows ($ in thousands):

	2024	2023
Interest paid, net of amounts capitalized	$37,331	$33,219
Income taxes paid	—	—
Non-Cash Activity:
Retirement of treasury stock	145,696	—
Tenant improvements funded by tenants	66,427	26,943
Common stock dividends declared and accrued	48,653	48,600
Accrued capital expenditures included in accounts payable and accrued expenses	87,254	85,399
15. REPORTABLE SEGMENTS
The Company's segments are based on the method of internal reporting, which classifies operations by property type and geographical region. The segments by property type are Office and Non-Office. The segments by geographical region are Atlanta, Austin, Charlotte, Dallas, Phoenix, Tampa, and other markets. Included in other markets are properties located in Houston and Nashville. Included in Non-Office are retail and apartments Atlanta, as well as the College Street Garage in Charlotte. These reportable segments represent an aggregation of operating segments reported to the Chief Operating Decision Maker based on similar economic characteristics that include the type of property and the geographical location. Each segment includes both consolidated operations and the Company's share of joint venture operations.
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

Segment net income, amount of capital expenditures, and total assets are not presented in the following tables because management does not utilize these measures when analyzing its segments or when making resource allocation decisions. Information on the Company's segments along with a reconciliation of NOI to net income for the three months ended March 31, 2024 and 2023 are as follows ($ in thousands):

Three Months Ended March 31, 2024	Office	Non-Office	Total
Revenues:
Atlanta	$76,856	$477	$77,333
Austin	71,005	—	71,005
Charlotte	14,383	1,645	16,028
Dallas	4,440	—	4,440
Phoenix	14,602	—	14,602
Tampa	19,385	—	19,385
Other markets	8,292	—	8,292
Total segment revenues	208,963	2,122	211,085
Less: Company's share of rental property revenues from unconsolidated joint ventures	(1,790)	(477)	(2,267)
Total rental property revenues	$207,173	$1,645	$208,818

Three Months Ended March 31, 2023	Office	Non-Office	Total
Revenues:
Atlanta	$72,132	$457	$72,589
Austin	67,883	—	67,883
Charlotte	14,818	1,761	16,579
Dallas	4,187	—	4,187
Phoenix	15,583	—	15,583
Tampa	18,748	—	18,748
Other markets	6,623	—	6,623
Total segment revenues	199,974	2,218	202,192
Less: Company's share of rental property revenues from unconsolidated joint ventures	(1,659)	(457)	(2,116)
Total rental property revenues	$198,315	$1,761	$200,076

NOI by reportable segment for the three months ended March 31, 2024 and 2023 are as follows ($ in thousands):

Three Months Ended March 31, 2024	Office	Non-Office	Total
Net Operating Income:
Atlanta	$49,158	$253	$49,411
Austin	45,770	—	45,770
Charlotte	10,366	1,068	11,434
Dallas	3,459	—	3,459
Phoenix	11,111	—	11,111
Tampa	11,945	—	11,945
Other markets	5,495	—	5,495
Total Net Operating Income	$137,304	$1,321	$138,625

Three Months Ended March 31, 2023	Office	Non-Office	Total
Net Operating Income:
Atlanta	$47,389	$270	$47,659
Austin	40,273	—	40,273
Charlotte	10,762	1,162	11,924
Dallas	3,225	—	3,225
Phoenix	11,773	—	11,773
Tampa	11,711	—	11,711
Other markets	3,571	—	3,571
Total Net Operating Income	$128,704	$1,432	$130,136

The following reconciles Net Operating Income from net income for each of the periods presented ($ in thousands):

	Three Months Ended March 31,
	2024	2023
Net Income	$13,451	$22,356
Fee income	(379)	(374)
Termination fee income	(470)	(136)
Other income	(44)	(2,278)
General and administrative expenses	9,214	8,438
Interest expense	28,908	25,030
Depreciation and amortization	86,230	75,770
Reimbursed expenses	140	207
Other expenses	672	385
Income from unconsolidated joint ventures	(348)	(673)
Net operating income from unconsolidated joint ventures	1,352	1,409
Loss on investment property transactions	(101)	2
Net Operating Income	$138,625	$130,136

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
Overview of 2024 Performance and Company and Industry Trends
Cousins Properties Incorporated ("Cousins") (and collectively, with its subsidiaries, the "Company," "we," "our," or "us") is a publicly traded (NYSE: CUZ), self-administered, and self-managed real estate investment trust, or REIT. Cousins conducts substantially all of its business through Cousins Properties LP ("CPLP"). Cousins owns in excess of 99% of CPLP and consolidates CPLP. CPLP owns Cousins TRS Services LLC, a taxable entity that owns and manages its own real estate portfolio and performs certain real estate related services for other parties. Our strategy is to create value for our stockholders through ownership of the premier urban office portfolio in the Sun Belt markets, with a particular focus on Atlanta, Austin, Phoenix, Tampa, Charlotte, Dallas, and Nashville. This strategy is based on a disciplined approach to capital allocation that includes opportunistic acquisitions, selective developments, and timely dispositions of non-core assets with a goal of maintaining a portfolio of newer and more efficient properties with lower capital expenditure requirements. This strategy is also based on a simple, flexible, and low-leveraged balance sheet that allows us to pursue compelling growth opportunities at the most advantageous points in the cycle. To implement this strategy, we leverage our strong local operating platforms within each of our major markets.
During the first quarter of 2024, we leased or renewed 404,000 square feet of office space, including 286,000 of new and expansion leases representing 71% of the total leasing activity. Straight-line basis net rent per square foot increased 20.1% for those office spaces that were under lease within the past year. Same property net operating income (defined below) for consolidated properties and our share of unconsolidated properties increased 6.6% between the three months ended March 31, 2024 and 2023.
Even amidst economic headwinds, we believe the Sun Belt, and in particular the seven Sun Belt markets in which we operate, will continue to outperform the broader office sector evidenced by a clear bifurcation between Sun Belt and Gateway market fundamentals. In addition, as the flight to quality trend accelerates among office users, we believe our trophy portfolio is well positioned to benefit from, and ultimately outperform in, the current real estate environment.
Results of Operations For The Three Months Ended March 31, 2024
General
Net income available to common stockholders for the three months ended March 31, 2024 was $13.3 million. For the three months ended March 31, 2023, the net income available to common stockholders was $22.2 million. We detail below material changes in the components of net income available to common stockholders for the three months ended March 31, 2024 compared to 2023.
Rental Property Revenue, Rental Property Operating Expenses, and Net Operating Income
The following results include the performance of our Same Property portfolio. Our Same Property portfolio includes office properties that were stabilized and owned by us for the entirety of each comparable reporting period presented. Same Property amounts for the 2024 versus 2023 comparison are from properties that were stabilized and owned as of January 1, 2023 through March 31, 2024.
Net Operating Income

Company management evaluates the performance of its property portfolio, in part, based on Net Operating Income ("NOI"). NOI represents rental property revenues, less termination fees, less rental property operating expenses. NOI is not a measure of cash flows or operating results as measured by GAAP, is not indicative of cash available to fund cash needs, and should not be considered an alternative to cash flows as a measure of liquidity. All companies may not calculate NOI in the same manner. We consider NOI to be an appropriate supplemental measure to net income as it helps both management and investors understand the core operations of our operating assets. NOI excludes corporate general and administrative expenses, interest expense, depreciation and amortization, impairments, gains/losses on sales of real estate, and other non-operating items. As a result, we use only those income and expense items that are incurred at the property level to evaluate a property's performance. Same Property NOI allows analysts, investors, and management to analyze continuing operations and evaluate the growth trend of our portfolio.

The following table reconciles NOI for consolidated properties from net income for each of the periods presented ($ in thousands):

	Three Months Ended March 31,
	2024	2023
Net Income	$13,451	$22,356
Fee income	(379)	(374)
Termination fee income	(470)	(136)
Other income	(44)	(2,278)
General and administrative expenses	9,214	8,438
Interest expense	28,908	25,030
Depreciation and amortization	86,230	75,770
Reimbursed expenses	140	207
Other expenses	672	385
Income from unconsolidated joint ventures	(348)	(673)
Loss (gain) on investment property transactions	(101)	2
Net Operating Income	$137,273	$128,727

Consolidated rental property revenues, rental property operating expenses, and NOI changed between the 2024 and 2023 periods as follows ($ in thousands):

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Rental Property Revenues
Same Property	$202,715	$195,307	$7,408	3.8%
Non-Same Property	5,633	4,633	1,000	21.6%
	208,348	199,940	8,408	4.2%

Termination Fee Income	470	136	334
Total Rental Property Revenues	$208,818	$200,076	$8,742

Rental Property Operating Expenses
Same Property	$69,037	$69,892	$(855)	(1.2)%
Non-Same Property	2,038	1,321	717	54.3%
Total Rental Property Operating Expenses	$71,075	$71,213	$(138)	(0.2)%

Net Operating Income
Same Property NOI	$133,678	$125,415	$8,263	6.6%
Non-Same Property NOI	3,595	3,312	283	8.5%
Total NOI	$137,273	$128,727	$8,546	6.6%
Same Property NOI represents Net Operating Income for those office properties that were stabilized and owned by the Company for the entirety of all comparable reporting periods presented. Same Property NOI allows analysts, investors, and management to analyze continuing operations and evaluate the growth trend of the Company's portfolio.
Same Property Rental Property Revenues increased for the three months ended March 31, 2024 compared to the same period in the prior year primarily due to an increase in economic occupancy at our 300 Colorado, BriarLake Plaza, and San Jacinto Center office properties and related increases in revenues recognized from tenant funded improvements owned by us. In addition, parking revenue from our Same Property portfolio increased compared to the same period in the prior year.
Same Property Operating Expenses decreased for the three months ended March 31, 2024 compared to the same period in the prior year primarily due to decreases in real estate tax expense.
Non-Same Property Rental Property Revenues and NOI increased for the three months ended March 31, 2024 compared to the same period in the prior year primarily due to the commencement of operations at our Domain 9 building in the first quarter of 2024 and increased economic occupancy at our Promenade Central operating property. This increase is partially offset by a full building redevelopment at our Hayden Ferry 1 building, which began in the fourth quarter of 2023.
Interest Expense
Interest expense, net of amounts capitalized, increased $3.9 million, or 15.5%, for the three months ended March 31, 2024, compared to the same period in the prior year. This increase is primarily due to decreases in capitalized interest as we finished construction on the core building and began operations at our Domain 9 building in the first quarter of 2024. In addition to the decreases in capitalized interest, increases in variable interest rates contributed to the increase in interest expense on floating rate debt.
Depreciation and Amortization
Depreciation and amortization changed between the 2024 and 2023 periods as follows ($ in thousands):

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Depreciation and Amortization
Same Property	$83,173	$73,434	$9,739	13.3%
Non-Same Property	2,942	2,228	714	32.0%
Non-Real Estate Assets	115	108	7	6.5%
Total Depreciation and Amortization	$86,230	$75,770	$10,460	13.8%

Same Property depreciation and amortization increased for the three months ended March 31, 2024 compared to the same period in the prior year primarily due to an increase of assets in service during the current period, primarily from tenant improvements, as well as a change in the estimated useful life of a building at one of our operating properties.
Non-Same Property depreciation and amortization increased for the three months ended March 31, 2024 compared to the same period in the prior year primarily due to the completion of development and commencement of operations at our Domain 9 building.
Income and Net Operating Income from Unconsolidated Joint Ventures
Income from unconsolidated joint ventures consisted of the Company's share of the following ($ in thousands):

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Income from unconsolidated joint ventures	$348	$673	$(325)	(48.3)%
Depreciation and amortization	459	479	(20)	(4.2)%
Interest expense	528	280	248	88.6%
Other expense	31	14	17	121.4%
Other income	(14)	(37)	23	(62.2)%
Net operating income from unconsolidated joint ventures	$1,352	$1,409	$(57)	(4.0)%

Net operating income:
Same Property	1,182	1,109	73	6.6%
Non-Same Property	170	300	(130)	(43.3)%
Net operating income from unconsolidated joint ventures	$1,352	$1,409	$(57)	(4.0)%
Income from unconsolidated joint ventures decreased and interest from unconsolidated debt increased for the three months ended March 31, 2024 primarily due to an increase in interest expense driven by the June 2023 refinancing of a mortgage by our Crawford Long joint venture.
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
The reconciliation of net income to FFO is as follows for the three months ended March 31, 2024 and 2023 ($ in thousands, except per share information):

	Three Months Ended March 31,
	2024			2023
	Dollars	Weighted Average Common Shares	Per Share Amount	Dollars	Weighted Average Common Shares	Per Share Amount
Net Income Available to Common Stockholders	$13,288	151,945	$0.09	$22,196	151,579	$0.15
Noncontrolling interest related to unitholders	2	25	—	4	25	—
Conversion of unvested restricted stock units	—	415	—	—	276	—

Net Income — Diluted	13,290	152,385	0.09	22,200	151,880	0.15
Depreciation and amortization of real estate assets:
Consolidated properties	86,116	—	0.56	75,662	—	0.50
Share of unconsolidated joint ventures	459	—	—	479	—	—
Partners' share of real estate depreciation	(268)	—	—	(249)	—	—
Loss (gain) on sale of depreciated properties:
Consolidated properties	(101)	—	—	2	—	—
Funds From Operations	$99,496	152,385	$0.65	$98,094	151,880	$0.65

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

•proceeds from offerings of debt securities; and
•joint venture formations.
Our material capital expenditure commitments as of March 31, 2024 include $111.3 million of unfunded tenant improvements and construction costs. As of March 31, 2024, we had $292.2 million drawn under our credit facility with the ability to borrow the remaining $707.8 million, as well as $5.5 million of cash and cash equivalents. We expect to have sufficient liquidity to meet our obligations for the foreseeable future.
Other Debt Information
In addition to our $1 billion unsecured Credit Facility (with $292.2 million outstanding as of March 31, 2024), we also have unsecured debt from two term loans totaling $750 million and five tranches of unsecured senior notes totaling $1 billion. Under our Credit Facility and our 2022 and 2021 Term Loans, the interest rates applicable vary according to the Company's leverage ratio, provided that after the Company obtains an investment grade credit rating, the Company may permanently elect to base the applicable spread and facility fees based on the applicable credit ratings. Subsequent to quarter end, the Company noticed the administrative agent of the Credit Facility and the terms loans of corporate investment grade ratings received. These ratings reduce the Credit Facility's current applicable spread to 0.775% and 2022 and 2021 Term Loans' current applicable spreads to 0.85% and 1.00%, respectively. There can be no assurance that the Company will maintain any particular rating in the future and if our credit ratings decrease, then we may be subject to higher applicable spreads.
Our existing mortgage debt is comprised of non-recourse, fixed-rate mortgage notes secured by various real estate assets. We expect to either refinance our non-recourse mortgage loans at maturity or repay the mortgage loans with other capital resources, including our credit facility, unsecured debt, non-recourse mortgages, construction loans, the sale of assets, joint venture equity, the issuance of common stock, the issuance of preferred stock, or the issuance of units of CPLP. For each non-recourse mortgage loan, the Company provides a customary "non-recourse carve-out guaranty." Additional guarantees related to re-leasing costs may also apply. Many of our non-recourse mortgages contain covenants that, if not satisfied, could result in acceleration of the maturity of the debt. We expect to either refinance the non-recourse mortgages at maturity or repay the mortgages with proceeds from asset sales, debt, or other capital resources. The portion of our consolidated debt bearing interest at a fixed rate is 89%. The 11% of consolidated debt that bears interest at a floating rate is based on SOFR.
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
Cash Flows
We report and analyze our cash flows based on operating activities, investing activities, and financing activities. The following table sets forth the changes in cash flows ($ in thousands):

	Three Months Ended March 31,
	2024	2023	Change
Net cash provided by operating activities	$28,292	$26,494	$1,798
Net cash used in investing activities	(83,951)	(93,847)	9,896
Net cash provided by financing activities	55,064	65,793	(10,729)

The reasons for significant increases and decreases in cash flows between the periods are as follows:
Cash Flows from Operating Activities. Cash flows provided by operating activities increased $1.8 million between the 2024 and 2023 three month periods primarily due to the following: timing of receipt of prepaid rents from tenants; rent abatements ending at our 100 Mill property; and the commencement of operations in the first quarter of 2024 at our Domain 9 property; partially offset by the full building redevelopment of Hayden Ferry 1 in the fourth quarter of 2023.
Cash Flows from Investing Activities. Cash flows used in investing activities decreased $9.9 million between the 2024 and 2023 three month periods primarily due to a decrease in contributions to our Neuhoff Holdings LLC ("Neuhoff") joint venture needed to fund our equity share of the development of the Nashville mixed-used project, which was partially offset by an increase in capital expenditures (see table below).
Cash Flows from Financing Activities. Cash flows provided by financing activities decreased $10.7 million between the 2024 and 2023 three month periods primarily due to an increase in net repayments of our Credit Facility.

Capital Expenditures. We incur costs related to our real estate assets that include acquisition of properties, development of new properties, redevelopment of existing or newly purchased properties, leasing costs (including tenant improvements) for new or replacement tenants, and ongoing property repairs and maintenance.
Capital expenditures for assets we develop or acquire and then hold and operate are included in the property acquisition, development, and tenant asset expenditures line item within investing activities on the condensed consolidated statements of cash flows. The change in amounts accrued are removed from the table below to show the components of these costs on a cash basis. Components of costs included in this line item for the three months ended March 31, 2024 and 2023 are as follows ($ in thousands):

	Three Months Ended March 31,
	2024	2023
Projects under development (1)	$13,350	19,486
Operating properties—redevelopment	10,884	18,724
Operating properties—building improvements	7,419	6,405
Operating properties—leasing costs	37,498	18,514
Capitalized interest and salaries	3,166	6,734
Total property acquisition, development, and tenant asset expenditures	$72,317	$69,863
(1) Includes initial leasing costs.

Capital expenditures increased $2.5 million between the 2024 and 2023 periods primarily due to increased spending on leasing costs. The primary driver in increased leasing costs is spending on tenant improvements as economic occupancy increased at our Briarlake Plaza operating property. This increase in leasing costs is partially offset by decreases in development, redevelopment, and related capitalized interest and salaries due to the following: (i) the Domain 9 development commenced initial operations in the first quarter of 2024 primarily driving the decreased spending on projects under development and a related decrease in capitalized interest and salaries and (ii) spending on operating properties for redevelopments decreased compared to 2023 as the renovations at 3350 Peachtree and Promenade Central were substantially completed in 2023, offset by the commencement of a full building redevelopment of Hayden Ferry 1 in the fourth quarter of 2023.
The amounts of tenant improvement and leasing costs for our office portfolio on a per square foot basis for the three months ended March 31, 2024 and 2023 were as follows:

	2024	2023
New leases	$13.53	$14.55
Renewal leases	$7.54	$6.12
Expansion leases	$13.79	$11.60
Total	$11.86	$11.19

The amounts of tenant improvement and leasing costs on a per square foot basis vary by lease and by market.
Dividends. We paid common dividends of $48.6 million and $48.4 million in the three months ended March 31, 2024 and 2023, respectively. We expect to fund our future quarterly common dividends with cash provided by operating activities, also using proceeds from any investment property sales, distributions from unconsolidated joint ventures, indebtedness, and proceeds from offerings of equity and other securities, if necessary.

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

Off Balance Sheet Arrangements
General. We have a number of off balance sheet joint ventures with varying structures, as described in note 5 of the notes to consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2023 and in note 3 of the notes to condensed condensed consolidated financial statements for the three months ended March 31, 2024. The joint ventures in which we have an interest are involved in the ownership, acquisition, and/or development of real estate. A venture will fund capital requirements or operational needs with cash from operations or financing proceeds, if possible. If additional capital is deemed necessary, a venture may request a contribution from the partners, and we will evaluate such request.
Debt. At March 31, 2024, our unconsolidated joint ventures had aggregate outstanding indebtedness to third parties of $321.3 million. These loans are mortgage or construction loans, which are generally non-recourse to us. In addition, in certain instances, we provide “non-recourse carve-out guarantees” on these non-recourse loans. Certain of these loans have variable interest rates, which creates exposure to the ventures in the form of market risk from interest rate changes.
Critical Accounting Policies
There have been no material changes in the critical accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes in the market risk associated with our notes payable at March 31, 2024 compared to that as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
Item 1A. Risk Factors.
Risk factors that affect our business and financial results are discussed in Part I, "Item 1A. Risk Factors," of our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes in our risk factors from those previously disclosed in our Annual Report. You should carefully consider the risks described in our Annual Report, which could materially affect our business, financial condition, or future results. The risks described in our Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
For information on our equity compensation plans, see note 14 of the notes to consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2023, and note 12 of the notes to condensed consolidated financial statements for the three months ended March 31, 2024. We did not make any sales of unregistered securities during the first quarter of 2024.
The table below reflects purchases of common stock made during the three month period ended March 31, 2024.

Period	Total Number of Shares of Stock Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased Under Announced Programs	Approximate Dollar value of Shares That May Yet be Purchased Under Announced Programs
February 2024	47,882	$23.22	—	$—
Total	47,882	$23.22	—	$—

(1) Represents shares of common stock remitted to the Company to satisfy tax withholding requirements related to the vesting of restricted stock awards.
(2) The value of the shares is based on the closing price of the Company's common stock on the applicable withholding date.
Item 5.    Other Information.
Results of 2024 Annual Meeting of Stockholders
On April 23, 2024, the Company held its annual meeting of stockholders. Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended. The following matters were submitted to a vote of the stockholders:
Proposal 1 - the votes regarding the election of nine directors for a term expiring in 2024 were as follows:

Name	For	Against	Abstentions	Broker Non-Votes
Charles T. Cannada	129,223,559	1,371,662	111,063	5,996,851
Robert M. Chapman	130,209,974	383,682	112,628	5,996,851
M. Colin Connolly	130,146,679	448,134	111,471	5,996,851
Scott W. Fordham	129,502,826	1,091,557	111,901	5,996,851
Lillian C. Giornelli	125,021,860	5,563,232	121,192	5,996,851
R. Kent Griffin, Jr.	127,599,129	2,995,316	111,839	5,996,851
Donna W. Hyland	129,080,267	1,505,537	120,480	5,996,851
Dionne Nelson	129,429,446	1,152,144	124,694	5,996,851
R. Dary Stone	127,962,641	2,631,015	112,628	5,996,851

Proposal 2 - the advisory votes on executive compensation, often referred to as "say on pay," were as follows:

For	Against	Abstentions	Broker Non-Votes
118,604,919	11,973,850	127,515	5,996,851

Proposal 3 - the votes to ratify the appointment of Deloitte & Touche LLP as the Company's independent registered public accountant firm for the fiscal year ending December 31, 2024 were as follows:

For	Against	Abstentions
129,921,932	6,677,229	103,974

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

COUSINS PROPERTIES INCORPORATED
/s/ Gregg D. Adzema
Gregg D. Adzema
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)
Date: April 25, 2024