Form 10-Q
period 2024-06-30
COUSINS PROPERTIES INC
filed 2024-07-25
CIK 25232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 19, 2024
Common Stock, $1 par value per share	152,140,188 shares

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
•future acquisitions of investments in real estate debt;
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
•any adverse change in the financial condition or liquidity of one or more of our tenants or borrowers under our real estate debt investments;
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
The risks set forth above are not exhaustive. The Annual Report on Form 10-K for the year ended December 31, 2023, including Part I, Item 1A. Risk Factors, and this Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, including Part II, Item 1A, Risk Factors, include additional factors that could adversely affect our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all risk factors, nor can we assess the potential impact of all risk factors on our business or the extent to which any factors, or any combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. The words “believes,” “expects,” “anticipates,” “estimates,” “plans,” “may,” “intend,” “will,” or similar expressions are intended to identify forward-looking statements. Although we believe that our plans, intentions, and expectations reflected in any forward-looking statements are reasonable, we can give no assurance that such plans, intentions, or expectations will be achieved. Given the uncertainties and risks discussed herein, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Investors should also refer to our Quarterly Reports on Form 10-Q and our Annual Reports on Form 10-K for future periods, and our Current Reports on Form 8-K as we file such reports with the SEC, and to other materials we may file with or furnish to the SEC, for a discussion of risks and uncertainties that may cause actual results, performance, or achievements to differ materially from those expressed or implied by any forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information, or otherwise, except as required under U.S. federal securities laws.

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2024	December 31, 2023
	(unaudited)
Assets:
Real estate assets:
Operating properties, net of accumulated depreciation of $1,476,681 and $1,329,406 in 2024 and 2023, respectively	$6,917,570	$6,775,093
Projects under development	—	132,884
Land	154,727	154,728
	7,072,297	7,062,705

Cash and cash equivalents	5,954	6,047
Investments in real estate debt, at fair value	27,585	—
Accounts receivable	16,348	11,109
Deferred rents receivable	221,268	209,370
Investment in unconsolidated joint ventures	160,873	143,831
Intangible assets, net	98,472	110,667
Other assets, net	97,731	90,745
Total assets	$7,700,528	$7,634,474
Liabilities:
Notes payable	$2,586,732	$2,457,627
Accounts payable and accrued expenses	236,786	299,767
Deferred income	263,420	181,744
Intangible liabilities, net	38,044	42,193
Other liabilities	98,042	104,830
Total liabilities	3,223,024	3,086,161
Commitments and contingencies
Equity:
Stockholders' investment:
Common stock, $1 par value per share, 300,000,000 shares authorized, 152,140,188 and 154,335,798 issued, and 152,140,188 and 151,799,215 outstanding in 2024 and 2023, respectively	152,140	154,336
Additional paid-in capital	5,500,937	5,638,709
Treasury stock at cost, 2,536,583 shares in 2023	—	(145,696)
Distributions in excess of cumulative net income	(1,202,222)	(1,125,390)
Accumulated other comprehensive income	2,767	2,192
Total stockholders' investment	4,453,622	4,524,151
Nonredeemable noncontrolling interests	23,882	24,162
Total equity	4,477,504	4,548,313
Total liabilities and equity	$7,700,528	$7,634,474

See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenues:
Rental property revenues	$211,474	$203,954	$420,292	$404,030
Fee income	406	352	785	726
Other	1,098	14	1,142	2,292
	212,978	204,320	422,219	407,048
Expenses:
Rental property operating expenses	70,634	67,099	141,709	138,312
Reimbursed expenses	151	159	291	366
General and administrative expenses	8,907	8,021	18,121	16,459
Interest expense	29,743	25,972	58,651	51,002
Depreciation and amortization	95,415	80,269	181,645	156,039
Other	603	476	1,275	861
	205,453	181,996	401,692	363,039

Income from unconsolidated joint ventures	439	753	787	1,426
Gain (loss) on investment property transactions	(3)	—	98	(2)
Net income	7,961	23,077	21,412	45,433
Net income attributable to noncontrolling interests	(121)	(456)	(284)	(616)
Net income available to common stockholders	$7,840	$22,621	$21,128	$44,817

Net income per common share — basic	$0.05	$0.15	$0.14	$0.30
Net income per common share — diluted	$0.05	$0.15	$0.14	$0.29
Weighted average shares — basic	152,095	151,721	152,020	151,650
Weighted average shares — diluted	152,614	152,126	152,500	152,003

See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited; in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Comprehensive Income:
Net income available to common stockholders	$7,840	$22,621	$21,128	$44,817
Other comprehensive income (loss):
Unrealized gain on cash flow hedges	1,383	5,936	4,088	4,894
Amortization of cash flow hedges	(1,803)	(908)	(3,513)	(1,096)
Total other comprehensive income (loss)	(420)	5,028	575	3,798
Total comprehensive income	$7,420	$27,649	$21,703	$48,615

See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited; in thousands except per share amounts)

Three Months Ended June 30, 2024
	Common Stock	Additional Paid-In Capital	Treasury Stock	Distributions in Excess of Net Income	Accumulated Other Comprehensive Income	Stockholders' Investment	Nonredeemable Noncontrolling Interests	Total Equity
March 31, 2024	$152,072	$5,496,371	$—	$(1,160,759)	$3,187	$4,490,871	$24,089	$4,514,960
Net income	—	—	—	7,840	—	7,840	121	7,961
Other comprehensive loss	—	—	—	—	(420)	(420)	—	(420)
Common stock issued pursuant to stock-based compensation, net of tax withholding	68	1,496	—	—	—	1,564	—	1,564
Amortization of stock-based compensation, net of forfeitures	—	3,070	—	—	—	3,070	—	3,070
Contributions from noncontrolling interests	—	—	—	—	—	—	22	22
Distributions to noncontrolling interests	—	—	—	—	—	—	(350)	(350)
Common dividends ($0.32 per share)	—	—	—	(49,303)	—	(49,303)	—	(49,303)
Balance June 30, 2024	$152,140	$5,500,937	$—	$(1,202,222)	$2,767	$4,453,622	$23,882	$4,477,504

Three Months Ended June 30, 2023
	Common Stock	Additional Paid-In Capital	Treasury Stock	Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Stockholders’ Investment	Nonredeemable Noncontrolling Interests	Total Equity
Balance March 31, 2023	$154,256	$5,631,076	$(147,157)	$(1,039,694)	$537	$4,599,018	$22,018	$4,621,036
Net income	—	—	—	22,621	—	22,621	456	23,077
Other comprehensive income	—	—	—	—	5,028	5,028	—	5,028
Common stock issued pursuant to stock-based compensation, net of tax withholding	81	1,550	—	—	—	1,631	—	1,631
Amortization of stock-based compensation, net of forfeitures	(1)	2,370	—	—	—	2,369	—	2,369
Contributions from noncontrolling interests	—	—	—	—	—	—	646	646
Distributions to noncontrolling interests	—	—	—	—	—	—	(193)	(193)
Common dividends ($0.32 per share)	—	—	—	(49,296)	—	(49,296)	—	(49,296)
Balance June 30, 2023	$154,336	$5,634,996	$(147,157)	$(1,066,369)	$5,565	$4,581,371	$22,927	$4,604,298

See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited; in thousands except per share amounts)

Six Months Ended June 30, 2024
	Common Stock	Additional Paid-In Capital	Treasury Stock	Distributions in Excess of Net Income	Accumulated Other Comprehensive Income	Stockholders’ Investment	Nonredeemable Noncontrolling Interests	Total Equity
Balance December 31, 2023	$154,336	$5,638,709	$(145,696)	$(1,125,390)	$2,192	$4,524,151	$24,162	$4,548,313
Net income	—	—	—	21,128	—	21,128	284	21,412
Other comprehensive income	—	—	—	—	575	575	—	575
Common stock issued pursuant to stock-based compensation, net of tax withholding	346	(1,594)	—	—	—	(1,248)	—	(1,248)
Amortization of stock options, restricted stock, and restricted stock units, net of forfeitures	(5)	6,981	—	(4)	—	6,972	—	6,972
Retirement of Treasury Stock	(2,537)	(143,159)	145,696	—		—	—	—
Contributions from nonredeemable noncontrolling interests	—	—	—	—	—	—	22	22
Distributions to nonredeemable noncontrolling interests	—	—	—	—	—	—	(586)	(586)
Common dividends ($0.64 per share)	—	—	—	(97,956)	—	(97,956)	—	(97,956)
Balance June 30, 2024	$152,140	$5,500,937	$—	$(1,202,222)	$2,767	$4,453,622	$23,882	$4,477,504

Six Months Ended June 30, 2023
	Common Stock	Additional Paid-In Capital	Treasury Stock	Distributions in Excess of Net Income	Accumulated Other Comprehensive Income	Stockholders’ Investment	Nonredeemable Noncontrolling Interests	Total Equity
Balance December 31, 2022	$154,019	$5,630,327	$(147,157)	$(1,013,292)	$1,767	$4,625,664	$21,285	$4,646,949
Net income	—	—	—	44,817	—	44,817	616	45,433
Common stock issued under the ATM, net of issuance costs	—	—	—	—	3,798	3,798	—	3,798
Common stock issued pursuant to stock-based compensation, net of tax withholding	320	(827)	—	—	—	(507)	—	(507)
Amortization of stock-based compensation, net of forfeitures	(3)	5,496	—	—	—	5,493	—	5,493
Contributions from nonredeemable noncontrolling interests	—	—	—	—	—	—	1,384	1,384
Distributions to nonredeemable noncontrolling interests	—	—	—	—	—	—	(358)	(358)
Common dividends ($0.64 per share)	—	—	—	(97,894)	—	(97,894)	—	(97,894)
Balance June 30, 2023	$154,336	$5,634,996	$(147,157)	$(1,066,369)	$5,565	$4,581,371	$22,927	$4,604,298

See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in thousands)

	Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$21,412	$45,433
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) on investment property transactions	(98)	2
Acquisition costs of investments in real estate debt	468	—
Depreciation and amortization	181,645	156,039
Amortization of deferred financing costs and premium on notes payable	2,014	2,061
Equity-classified stock-based compensation expense, net of forfeitures	7,868	6,363
Effect of non-cash adjustments to rental revenues	(27,786)	(23,721)
Income from unconsolidated joint ventures	(787)	(1,426)
Operating distributions from unconsolidated joint ventures	1,542	2,033
Changes in other operating assets and liabilities:
Change in receivables and other assets, net	(12,034)	(9,423)
Change in operating liabilities, net	(20,437)	(16,290)
Net cash provided by operating activities	153,807	161,071
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from investment property sales, net	(3)	—
Property acquisition, development, and tenant asset expenditures	(136,106)	(134,279)
Purchase of investments in real estate debt	(27,653)	—
Return of capital distributions from unconsolidated joint ventures	—	10,907
Contributions to unconsolidated joint ventures	(17,513)	(26,299)
Net cash used in investing activities	(181,275)	(149,671)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facility	279,000	210,700
Repayment of credit facility	(147,000)	(118,800)
Repayment of mortgages	(4,244)	(4,100)
Payment of deferred financing costs	—	(71)
Repurchase of shares withheld for taxes on restricted stock vestings	(1,111)	—
Common dividends paid	(98,044)	(97,269)
Contributions from noncontrolling interests	22	1,384
Distributions to noncontrolling interests	(586)	(358)
Other	(662)	—
Net cash provided by (used in) financing activities	27,375	(8,514)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(93)	2,886
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	6,047	5,145
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,954	$8,031
See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
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
Cousins, CPLP, CTRS, and their subsidiaries (collectively, the “Company”) develop, acquire, lease, manage, and own primarily Class A office properties and opportunistic mixed-use developments in the Sun Belt markets of the United States with a focus on Atlanta, Austin, Tampa, Phoenix, Charlotte, Dallas, and Nashville. Cousins has elected to be taxed as a REIT and intends to, among other things, distribute at least 100% of its net taxable income to stockholders, thereby eliminating any liability for federal income taxes under current law. Therefore, the results included herein do not include a federal income tax provision for Cousins. As of June 30, 2024, the Company's operating portfolio of real estate assets consisted of interests in 18.8 million square feet of office space and 310,000 square feet of multi-family space.
Basis of Presentation: The condensed consolidated financial statements are unaudited and were prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, these financial statements reflect all adjustments necessary (which adjustments are of a normal and recurring nature) for the fair presentation of the Company's financial position as of June 30, 2024 and December 31, 2023, and the results of operations for the three and six months ended June 30, 2024 and 2023. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of results expected for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes to consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2023. The accounting policies employed are substantially the same as those shown in note 2 of the notes to consolidated financial statements included therein with the exception of an additional accounting policy related to the Company's new investments in real estate debt described in note 3 to these condensed consolidated financial statements.
The Company evaluates all partnerships, joint ventures, and other arrangements with variable interests to determine if the entity or arrangement qualifies as a variable interest entity ("VIE"), as defined in the Financial Accounting Standard Board's ("FASB") Accounting Standards Codification ("ASC"). If the entity or arrangement qualifies as a VIE and the Company is determined to be the primary beneficiary, the Company is required to consolidate the assets, liabilities, and results of operations of the VIE. The Company had no investments or interests in any VIEs as of June 30, 2024 or December 31, 2023.
2. REAL ESTATE
For the six months ended June 30, 2024 and June 30, 2023, the Company had no real estate transactions.
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
The Company also reviews held-for-sale buildings, if any, for impairments. In order to be considered a real estate asset held-for-sale, the Company must, among other things, have the authority to commit to a plan to sell the asset in its current condition, have commenced the plan to sell the asset, and have determined that it is probable that the asset will sell within one year. If book value is in excess of estimated fair value less estimated selling costs, we impair those assets to fair value less estimated selling costs. There were no held-for-sale buildings as of June 30, 2024 or December 31, 2023 or during any periods presented in the accompanying condensed consolidated statements of operations.

The Company also reviews land and projects under development for impairment whenever changes in circumstances indicate the assets' carrying value may not be recoverable. None of the Company's investments in land, including accumulated predevelopment costs, or projects under development were impaired as of June 30, 2024 or December 31, 2023 or during any periods presented in the accompanying condensed consolidated statement of operations.
The Company may record impairment charges in future periods if the economy and the office industry weakens, the operating results of individual buildings are materially different from our forecasts, or we shorten our contemplated hold period for any operating buildings.
3. INVESTMENTS IN REAL ESTATE DEBT
During the three months ended June 30, 2024, the Company invested $27.6 million in two mezzanine real estate loans. These investments are subordinated to the first priority mortgage loans of $144.2 million as of June 30, 2024. The borrowers have additional borrowing capacity under these loans, of which the senior loan unfunded share is $49.9 million and the Company's unfunded share is $9.6 million as of June 30, 2024. The details of these real estate debt investments as of June 30, 2024, are as follows ($ in thousands):

Collateral	Carrying Value as of June 30, 2024	Variable Rate as of June 30, 2024	Maturity Date

110 East - Pledge of equity interests Charlotte, NC, Office Building	$15,079	14.33%	February 2026
Radius - Pledge of equity interests Nashville, TN, Office Building	12,506	13.58%	June 2025

	$27,585

The above rates reflect a weighted spread in excess of the Secured Overnight Financing Rate ("SOFR") (5.33% as of June 30, 2024) of 8.66%. The Company did not have any investment in real estate debt as of December 31, 2023. Each loan provides the borrower with an opportunity to extend the maturity date, subject to certain conditions. The extended maturity dates are February 2027 on the 110 East loan and June 2026 on the Radius loan.
The Company has elected the fair value option in accounting for its investment in real estate debt. As such, any unrealized gain or loss associated with holding these investments at fair value will be recorded as a component of income from investments in real estate debt on the Company's consolidated statement of operations. For the three and six months ended June 30, 2024, the Company believes the fair value of the investments in real estate debt approximates its invested carrying value and, therefore, did not record any unrealized gain or loss on its investments in real estate debt based on these recent executed market transactions (Level 2). In subsequent periods, the Company may make adjustments to the carrying values of these loan investments if any are required through application of the fair value hierarchy provided for under GAAP. Acquisition costs associated with these loans are expensed as incurred.

4. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES
The following information summarizes financial data and principal activities of the Company's unconsolidated joint ventures. The information included in the following table entitled summary of financial position is as of June 30, 2024 and December 31, 2023 ($ in thousands).

SUMMARY OF FINANCIAL POSITION
	Total Assets		Total Debt		Total Equity (Deficit)		Company's Investment
	2024	2023	2024	2023	2024	2023	2024		2023
Operating Properties:
AMCO 120 WT Holdings, LLC	$78,990	$80,694	$—	$—	$77,727	$78,642	$14,263		$14,506
Crawford Long - CPI, LLC (1)	20,372	22,001	82,356	82,316	(63,799)	(62,562)	(31,350)	(2)	(31,066)	(2)
Neuhoff Holdings LLC (3)	536,720	477,780	252,898	219,780	253,188	226,303	141,796		124,543
Land:
715 Ponce Holdings LLC	9,419	9,325	—	—	9,373	9,324	4,814		4,782
	$645,501	$589,800	$335,254	$302,096	$276,489	$251,707	$129,523		$112,765

(1) Crawford Long - CPI, LLC has a mortgage loan for the Medical Offices at Emory Hospital property. This $83.0 million interest-only mortgage loan has a fixed interest rate of 4.80% and matures on June 1, 2032.
(2) Negative investment basis included in deferred income on the condensed consolidated balance sheets.
(3) The Neuhoff Holdings LLC properties have commenced initial operations but are not yet stabilized. The joint venture has a construction loan with a borrowing capacity up to $312.7 million, of which the Company's share is $156.4 million, that matures on September 30, 2025. The interest rate applicable to the construction loan is based on SOFR plus 3.45% with a minimum rate of 3.60%. The joint venture has one option, subject to certain conditions, to extend the maturity date for an additional 12 months from the initial maturity date.

The information included in the summary of operations table is for the six months ended June 30, 2024 and 2023 ($ in thousands).

SUMMARY OF OPERATIONS
	Total Revenues		Net Income (Loss)		Company's Income from Investment
	2024	2023	2024	2023	2024	2023
Operating Properties:
AMCO 120 WT Holdings, LLC	$5,786	$5,451	$1,882	$1,625	$367	$323
Crawford Long - CPI, LLC	6,618	6,360	1,513	2,151	691	1,006
Neuhoff Holdings LLC (1)	258	70	(606)	42	(296)	21
Land:
715 Ponce Holdings LLC	108	141	49	100	25	51
Sold:
Other	—	—	—	50	—	25
	$12,770	$12,022	$2,838	$3,968	$787	$1,426

(1) The Neuhoff Holdings LLC properties have commenced initial operations but are not yet stabilized.

5. INTANGIBLE ASSETS AND LIABILITIES
At June 30, 2024 and December 31, 2023, intangible assets included the following ($ in thousands):

	2024	2023
In-place leases, net of accumulated amortization of $132,703 and $135,433 in 2024 and 2023, respectively	$69,753	$80,117
Below-market ground leases, net of accumulated amortization of $2,431 and $2,260 in 2024 and 2023, respectively	16,822	16,992
Above-market leases, net of accumulated amortization of $23,963 and $24,918 in 2024 and 2023, respectively	10,223	11,884
Goodwill	1,674	1,674
	$98,472	$110,667

At June 30, 2024 and December 31, 2023, intangible liabilities were the following ($ in thousands):

	2024	2023
Below-market leases, net of accumulated amortization of $54,121 and $50,475 in 2024 and 2023, respectively	$38,044	$42,193

The amortization of the above asset and liabilities are recorded as follows ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Rental property revenues, net (Below-market and Above-market leases)	$1,558	$2,526	$3,019	$4,084

Expenses:
Depreciation and amortization (In-place leases)	5,963	7,057	10,364	12,470
Rental property operating and other expenses (Below-market ground leases)	71	100	171	200

Over the next five years and thereafter, aggregate amortization of these intangible assets and liabilities is anticipated to be as follows ($ in thousands):

	In-Place Leases	Below-Market Ground Leases	Above-Market Leases	Below-Market Leases
2024 (six months)	$8,113	$141	$1,142	$(4,063)
2025	14,612	282	2,062	(7,743)
2026	12,252	282	1,683	(6,524)
2027	9,667	282	1,274	(4,989)
2028	6,851	282	1,161	(3,852)
Thereafter	18,258	15,553	2,901	(10,873)
	$69,753	$16,822	$10,223	$(38,044)

6. OTHER ASSETS
Other assets on the condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023 included the following ($ in thousands):

	2024	2023
Predevelopment costs	$57,748	$56,600
Prepaid expenses and other assets	14,355	8,704
Lease inducements, net of accumulated amortization of $7,047 and $5,860 in 2024 and 2023, respectively	11,839	10,537
Furniture, fixtures and equipment and other deferred costs, net of accumulated depreciation of $19,351 and $18,564 in 2024 and 2023, respectively	10,158	10,631
Credit Facility deferred financing costs, net of accumulated amortization of $2,773 and $2,131 in 2024 and 2023, respectively	3,631	4,273
	$97,731	$90,745
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

7. NOTES PAYABLE
The following table summarizes the terms of notes payable outstanding at June 30, 2024 and December 31, 2023 ($ in thousands):

Description	Interest Rate (1)	Maturity (2)	2024	2023
Unsecured Notes:
Credit Facility	6.19%	April 2027	$317,100	$185,100
Term Loan	5.43%	March 2025	400,000	400,000
Term Loan (3)	5.33%	February 2025	350,000	350,000
Senior Note	3.95%	July 2029	275,000	275,000
Senior Note	3.91%	July 2025	250,000	250,000
Senior Note	3.86%	July 2028	250,000	250,000
Senior Note	3.78%	July 2027	125,000	125,000
Senior Note	4.09%	July 2027	100,000	100,000
			2,067,100	1,935,100
Secured Mortgage Notes:
Terminus (4)	6.34%	January 2031	221,000	221,000
Fifth Third Center	3.37%	October 2026	124,691	126,548
Colorado Tower	3.45%	September 2026	105,484	106,862
Domain 10	3.75%	November 2024	71,549	72,558
			522,724	526,968
			$2,589,824	$2,462,068

Unamortized loan costs			(3,092)	(4,441)
Total Notes Payable			$2,586,732	$2,457,627

(1) Interest rate as of June 30, 2024.
(2) Weighted average maturity of notes payable outstanding at June 30, 2024 was 2.6 years. Extension options are not included.
(3) In June 2024, the Company delivered notice to the administrative agent of the Term Loan notice of its execution of the first of four available 180 day extension options. The extension will be effective August 30, 2024.
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
The interest rate applicable to the Credit Facility varies according to the Company's leverage ratio and may, at the election of the Company, be determined based on either (1) the Daily SOFR or Term SOFR, plus a SOFR adjustment of 0.10% ("Adjusted SOFR") and a spread of between 0.725% and 1.40%, or (2) the greater of (i) Bank of America's prime rate, (ii) the federal funds rate plus 0.50%, (iii) Term SOFR, plus a SOFR adjustment of 0.10%, and 1.00%, or (iv) 1.00%, plus a spread of between 0.00% and 0.40%, based on leverage. In addition to the interest rate, the Credit Facility is also subject to a facility fee of 0.125% to 0.30%, depending on leverage, on the entire $1 billion capacity.
In April 2024, the Company notified the administrative agent of the Credit Facility of the Company's receipt of corporate investment grade ratings. These ratings reduced the Credit Facility's Adjusted SOFR spread and facility fee range effective April 17,

2024. Changes in the Company's investment grade ratings may result in additional adjustments to the applicable spread and facility fee. Prior to April 17, 2024, the applicable spread was between 0.90% and 1.40% and the facility fee range was 0.15% to 0.30%, depending on leverage.
At June 30, 2024, the Credit Facility's interest rate spread over Adjusted SOFR was 0.775%, and the facility fee spread was 0.15%. The amount that the Company may draw under the Credit Facility is a defined calculation based on the Company's unencumbered assets and other factors. The total available borrowing capacity under the Credit Facility was $682.9 million at June 30, 2024. The amounts outstanding under the Credit Facility may be accelerated upon the occurrence of any events of default.
Term Loans
On October 3, 2022, the Company entered into a Delayed Draw Term Loan Agreement (the "2022 Term Loan") and borrowed the full $400 million available under the loan. The loan matures on March 3, 2025 with four consecutive options to extend the maturity date for an additional six months each. Under the 2022 Term Loan the interest rate applicable varies according to the Company's leverage ratio and may, at the election of the Company, be determined based on either (1) the Daily SOFR or Term SOFR, plus a SOFR adjustment of 0.10% ("Adjusted SOFR") and a spread of between 0.80% and 1.60%, or (2) the greater of (i) Bank of America's prime rate, (ii) the federal funds rate plus 0.50%, (iii) Term SOFR, plus a SOFR adjustment of 0.10%, and 1.00%, (iv) or 1.00%, plus a spread of between 0.00% and 0.65%, based on leverage. The covenants under the 2022 Term Loan are the same as the Credit Facility. At June 30, 2024, the spread over the underlying SOFR rates was 0.85% for the 2022 Term Loan.
On April 19, 2023, the Company entered into a floating-to-fixed rate swap with respect to $200 million of the $400 million 2022 Term Loan through the maturity date of March 3, 2025. This swap fixed the underlying SOFR rate at 4.298%. On January 26, 2024, the Company entered into a floating-to-fixed rate swap with respect to remaining $200 million of the $400 million 2022 Term Loan through the maturity date of March 3, 2025. This swap fixed the underlying SOFR rate at 4.6675% (see note 8). These two swaps fix the underlying SOFR rate for the full $400 million at a weighted average of 4.48%.
On June 28, 2021, the Company entered into an Amended and Restated Term Loan Agreement (the "2021 Term Loan") that amended the former term loan agreement. Under the 2021 Term Loan, the Company has borrowed $350 million with an initial maturity of August 30, 2024 with four consecutive options to extend the maturity date for an additional 180 days each. In June 2024, the Company provided to the administrative agent of the Term Loan notice of its election to use the first of four 180 day extension options available. This extension is effective August 30, 2024 and extends the maturity date to February 26, 2025. On September 19, 2022, the Company entered into the First Amendment to the 2021 Term Loan. This amendment aligns covenants and available interest rates, including the addition of SOFR, to that of the Credit Facility. Under the terms of this First Amendment the interest rate applicable to the 2021 Term Loan varies according to the Company's leverage ratio and may, at the election of the Company, be determined based on either (1) the Daily SOFR or Term SOFR, plus a SOFR adjustment of 0.10% ("Adjusted SOFR") and a spread of between 0.85% and 1.65%, or (2) the greater of (i) Bank of America's prime rate, (ii) the federal funds rate plus 0.50%, (iii) Term SOFR, plus a SOFR adjustment of 0.10%, and 1.00%, (iv) or 1.00%, plus a spread of between 0.00% and 0.65%, based on leverage. At June 30, 2024, the spread over the underlying SOFR rates was 1.00% for the 2021 Term Loan.
On September 27, 2022, the Company entered into a floating-to-fixed interest rate swap with respect to the $350 million 2021 Term Loan through the maturity date of August 30, 2024. This swap effectively fixed the underlying SOFR rate at 4.234% (see note 8).
In April 2024, the Company notified the administrative agent of the 2022 Term Loan and 2021 Term Loan of corporate investment grade ratings received. These ratings reduced the Adjusted SOFR spread range, effective April 17, 2024. Changes in the Company's investment grade ratings may result in additional adjustments to the applicable spread in the future. Prior to April 17, 2024, the applicable spread was between 1.05% and 1.65% for both the 2022 Term Loan and 2021 Term Loan, depending on leverage.
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

Secured Mortgage Notes
As of June 30, 2024, the Company had $522.7 million outstanding on five non-recourse mortgage notes with a weighted average interest rate of 4.69%. All interest rates on the secured mortgage notes are fixed. Assets with depreciated carrying values of $876.4 million are pledged as security on these mortgage notes payable. For each non-recourse mortgage loan, the Company provides a customary "non-recourse carve-out guaranty." Additional guarantees related to re-leasing costs may also apply.
Other Debt Information
The Company is in compliance with all of the covenants related to its unsecured and secured debt.
At June 30, 2024 and December 31, 2023, the estimated fair value of the Company’s notes payable was $2.5 billion and $2.4 billion, respectively, calculated by discounting the debt's remaining contractual cash flows at estimated current market rates at which similar loans could have been obtained at June 30, 2024 and December 31, 2023. The estimate of the current market rates, which is the most significant input in the discounted cash flow calculation, is intended to replicate debt of similar maturity and loan-to-value relationship. These fair value calculations are considered to be Level 2 under the guidelines as set forth in ASC 820, as the Company utilizes market rates for similar type loans from third party brokers.
For the three and six months ended June 30, 2024 and 2023, interest expense was recorded as follows ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Total interest incurred	$32,941	$30,977	$65,555	$61,098
Interest capitalized	(3,198)	(5,005)	(6,904)	(10,096)
Total interest expense	$29,743	$25,972	$58,651	$51,002

8. DERIVATIVE FINANCIAL INSTRUMENTS
On January 26, 2024, the Company entered into a floating-to-fixed interest rate swap ("2024 Swap") with respect to the $200 million of the $400 million 2022 Term Loan through the maturity date of March 3, 2025, fixing the underlying SOFR rate for this portion of the loan at 4.6675%. Previously, on April 19, 2023, the Company entered into a floating-to-fixed interest rate swap ("2023 Swap") with respect to $200 million of the $400 million 2022 Term Loan through the maturity date of March 3, 2025, fixing the underlying SOFR rate for this portion of the loan at 4.298%. These swaps effectively fix the underlying SOFR rate at a weighted average of 4.48% for the entire $400 million through the initial maturity.
On September 27, 2022, the Company entered into a floating-to-fixed interest rate swap ("2022 Swap") with respect to the $350 million 2021 Term Loan through the maturity date of August 30, 2024. This swap effectively fixed the underlying SOFR rate at 4.234%.
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
As of June 30, 2024, the fair values of the 2023 Swap and 2024 Swap with respect to the 2022 Term Loan were $1.2 million and $659,000, respectively, and are included in other assets on the Company's condensed consolidated balance sheets. As of December 31, 2023, the fair value of the 2023 Swap with respect to the 2022 Term Loan was $555,000 and is included in other assets on the Company's condensed consolidated balance sheets.
As of June 30, 2024 and December 31, 2023, the fair value of the 2022 Swap with respect to the 2021 Term Loan was $903,000 and $1.7 million, respectively, and is included in other assets on the Company's condensed consolidated balance sheets.

The table below presents the effect of the Company's derivative financial instruments on the condensed consolidated statements of operations for the three and six months ended June 30, 2024 and 2023 ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Cash Flow Hedges:	2024	2023	2024	2023
Amount of income recognized in accumulated other comprehensive income on interest rate derivatives	$1,383	$5,936	$4,088	$4,894
Amount of income reclassified from accumulated other comprehensive income into income as a reduction of interest expense	$(1,803)	$(908)	$(3,513)	$(1,096)
Total amount of interest expense presented in the condensed consolidated statements of operations	$29,743	$25,972	$58,651	$51,002
Over the next twelve months, the Company estimates that $2.2 million will be reclassified out of accumulated other comprehensive income as a reduction of interest expense.
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
9. OTHER LIABILITIES
Other liabilities on the condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023 included the following ($ in thousands):

	2024	2023
Ground lease liability	$49,898	$53,348
Prepaid rent	30,929	34,872
Security deposits	15,782	15,050
Other liabilities	1,433	1,560
	$98,042	$104,830

10. COMMITMENTS AND CONTINGENCIES
Commitments
The Company had outstanding performance bonds totaling $1.1 million at June 30, 2024. As a lessor, the Company had $104.0 million in future obligations under leases to fund tenant improvements and other future construction obligations at June 30, 2024. Additionally, the Company had $9.6 million of future funding commitments related to investments in real estate debt at June 30, 2024 as discussed in note 3.
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

11.    STOCKHOLDERS' EQUITY
In the third quarter of 2021, the Company entered into an Equity Distribution Agreement ("EDA") with six financial institutions known as an at-the-market stock offering program ("ATM Program"), under which the Company may offer and sell shares of its common stock from time to time in "at-the-market" offerings with an aggregate gross sales price of up to $500 million. In connection with the ATM Program, Cousins may, at its discretion, enter into forward equity sale agreements. The use of a forward equity sale agreement ("Forward Sales") would allow the Company to lock in a share price on the sale of shares of its common stock at the time the agreement is executed but defer receiving the proceeds from the sale of shares until a later date, allowing the Company to better align such funding with its capital needs. Sales of shares of Cousins' stock through its banking relationships, if any, are made in amounts and at times to be determined by Cousins from time to time, but the Company has no obligation to sell any of the shares in the offering and may suspend sales in connection with the offering at any time. Sales of Cousins' common stock under Forward Sales, if undertaken, meet the derivatives and hedging guidance scope exception as the contracts are related to the Company's own stock. On May 8, 2024, the Company filed a Form S-3 and, in conjunction with that Form S-3 filing, the Company entered into a Second Amendment to the EDA to allow for the continued issuance of shares under this ATM Program.
To date, the Company has issued 2.6 million shares under the ATM Program and has generated cash proceeds of $101.4 million, net of $1.1 million of compensation to be paid with respect to Forward Sales, $1.7 million of dividends owed during the period the Forward Sales were outstanding, and $900,000 of other transaction related costs. The Company did not issue any shares under the ATM Program during the three months ended June 30, 2024 and did not have any outstanding Forward Sales contracts for the sale of its common stock as of June 30, 2024 or December 31, 2023.
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
For the three and six months ended June 30, 2024, the Company recognized rental property revenues of $211.5 million and $420.3 million, respectively, of which $61.3 million and $122.0 million, respectively, represented variable rental revenue. For the three and six months ended June 30, 2023, the Company recognized rental property revenues of $204.0 million and $404.0 million, respectively, of which $62.2 million and $121.4 million, respectively, represented variable rental revenue.
For the three and six months ended June 30, 2024, the Company recognized fee and other revenue of $1.5 million and $1.9 million, respectively. For the three and six months ended June 30, 2023, the Company recognized fee and other revenue of $0.4 million and $3.0 million, respectively.

13. STOCK-BASED COMPENSATION
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
The Company's compensation expense for the three and six months ended June 30, 2024 relates to restricted stock, stock-settled RSUs, and the ESPP. Restricted stock and the stock-settled RSUs are equity-classified awards for which compensation expense per share is fixed. Cash-settled RSUs are liability-classified awards for which the expense fluctuates from period to period dependent, in part, on the Company's stock price. Cash-settled RSUs were last awarded in 2019 and were fully expensed as of March 31, 2023. For the three and six months ended June 30, 2024 and 2023, stock-based compensation expense, net of forfeitures, was recorded as follows ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Equity-classified awards:
Restricted stock	$1,070	$927	$2,041	$1,785
Market-based RSUs	1,510	1,108	3,852	2,859
Performance-based RSUs	460	303	1,033	783
Director grants	397	400	805	785
Employee Stock Purchase Plan	24	33	48	70
Total equity-classified award expense, net of forfeitures	3,461	2,771	7,779	6,282

Liability-classified awards
Time-vested RSUs	—	—	—	61
Total liability-classified award expense, net of forfeitures	—	—	—	61
Total stock-based compensation expense, net of forfeitures	$3,461	$2,771	$7,779	$6,343
Information on the Company's stock compensation plan, including information on the Company's equity-classified and liability-classified awards is discussed in note 14 of the notes to condensed consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.
Grants of Equity-Classified Awards
Under the 2019 Plan, in June 2024, the Company granted 67,624 shares of stock with a grant date value of $1.6 million to independent members of the Company's board of directors (the "Board") for their service as members of the Board. These shares vested on the issuance date, and the Company records the related expense over the director's one year service period.
Under the 2019 Plan, in 2024, the Company granted three types of equity-classified awards to key employees: (1) RSUs based on the Total Stockholder Return ("TSR") of the Company, as defined in the award documents, relative to that of office peers included in the Nareit Office Index (the "Market-based RSUs"), (2) RSUs based on the ratio of cumulative funds from operations per share to targeted cumulative funds from operations per share (the “Performance-based RSUs”), and (3) restricted stock.
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

The following table summarizes the grants of equity-classified awards made to employees by the Company in 2024 and 2023 (in thousands):

	Shares and Targeted Units Granted in
	2024	2023
Market-based RSUs	206	164
Performance-based RSUs	88	70
Restricted stock	204	164
The Monte Carlo valuation used to determine the grant date fair value of the equity-classified Market-based RSUs included the following assumptions for those RSUs granted in the 2024 and 2023:

		Assumptions for RSUs Granted in
		2024	2023
Volatility	(1)	30.5%	40.5%
Risk-free rate	(2)	4.43%	4.35%
Stock beta	(3)	0.96%	1.03%
(1) Based on historical volatility over three years using daily stock price.
(2) Reflects the yield on three-year Treasury bonds.
(3) Betas are calculated with up to three years of daily stock price data.

14. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2024 and 2023 ($ in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Earnings per common share - basic:
Numerator:
Net income	$7,961	$23,077	$21,412	$45,433
Net income attributable to noncontrolling interests in CPLP from continuing operations	(2)	(3)	(4)	(7)
Net income attributable to other noncontrolling interests	(119)	(453)	(280)	(609)
Net income available to common stockholders	$7,840	$22,621	$21,128	$44,817

Denominator:
Weighted average common shares - basic	152,095	151,721	152,020	151,650
Net income per common share - basic	$0.05	$0.15	$0.14	$0.30

Earnings per common share - diluted:
Numerator:
Net income	$7,961	$23,077	$21,412	$45,433
Net income attributable to other noncontrolling interests	(119)	(453)	(280)	(609)
Net income available for common stockholders before allocation of net income attributable to noncontrolling interests in CPLP	$7,842	$22,624	$21,132	$44,824

Denominator:
Weighted average common shares - basic	152,095	151,721	152,020	151,650
Add:
Potential dilutive common shares - ESPP	2	—	1	—
Potential dilutive common shares - restricted stock units, less shares assumed purchased at market price	492	380	454	328
Weighted average units of CPLP convertible into common shares	25	25	25	25
Weighted average common shares - diluted	152,614	152,126	152,500	152,003
Net income per common share - diluted	$0.05	$0.15	$0.14	$0.29

15. CONSOLIDATED STATEMENTS OF CASH FLOWS - SUPPLEMENTAL INFORMATION
Supplemental information related to the cash flows, including significant non-cash activity affecting the condensed consolidated statements of cash flows, for the three and six months ended June 30, 2024 and 2023 is as follows ($ in thousands):

	2024	2023
Interest paid, net of amounts capitalized	$55,800	$48,502
Income taxes paid	—	—
Non-Cash Activity:
Retirement of treasury stock	145,696	—
Tenant improvements funded by tenants	90,725	41,240
Common stock dividends declared and accrued	49,292	49,296
Accrued capital expenditures included in accounts payable and accrued expenses	69,812	83,605
16. REPORTABLE SEGMENTS
The Company's segments are based on the method of internal reporting, which classifies operations by property type and geographical region. The segments by property type are Office and Non-Office. The segments by geographical region are Atlanta, Austin, Charlotte, Dallas, Phoenix, Tampa, and other markets. Included in other markets are properties located in Houston and Nashville. Included in Non-Office are apartments in Atlanta and Nashville, as well as the College Street Garage in Charlotte. These reportable segments represent an aggregation of operating segments reported to the Chief Operating Decision Maker based on similar economic characteristics that include the type of property and the geographical location. Each segment includes both consolidated operations and the Company's share of joint venture operations.
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

Segment net income, amount of capital expenditures, and total assets are not presented in the following tables because management does not utilize these measures when analyzing its segments or when making resource allocation decisions. Information on the Company's segments along with a reconciliation of NOI to net income for the three and six months ended June 30, 2024 and 2023 are as follows ($ in thousands):

Three Months Ended June 30, 2024	Office	Non-Office	Total
Revenues:
Atlanta	$76,600	$507	$77,107
Austin	73,603	—	73,603
Charlotte	13,985	1,751	15,736
Dallas	4,329	—	4,329
Phoenix	14,896	—	14,896
Tampa	19,721	—	19,721
Other markets	8,399	11	8,410
Total segment revenues	211,533	2,269	213,802
Less: Company's share of rental property revenues from unconsolidated joint ventures	(1,810)	(518)	(2,328)
Total rental property revenues	$209,723	$1,751	$211,474

Three Months Ended June 30, 2023	Office	Non-Office	Total
Revenues:
Atlanta	$73,160	$469	$73,629
Austin	68,161	—	68,161
Charlotte	14,675	1,781	16,456
Dallas	4,225	—	4,225
Phoenix	18,220	—	18,220
Tampa	18,741	—	18,741
Other markets	6,735	—	6,735
Total segment revenues	203,917	2,250	206,167
Less: Company's share of rental property revenues from unconsolidated joint ventures	(1,744)	(469)	(2,213)
Total rental property revenues	$202,173	$1,781	$203,954

Six Months Ended June 30, 2024	Office	Non-Office	Total
Revenues:
Atlanta	$153,456	$984	$154,440
Austin	144,608	—	144,608
Charlotte	28,368	3,396	31,764
Dallas	8,769	—	8,769
Phoenix	29,498	—	29,498
Tampa	39,106	—	39,106
Other markets	16,691	11	16,702
Total segment revenues	420,496	4,391	424,887
Less: Company's share of rental property revenues from unconsolidated joint ventures	(3,600)	(995)	(4,595)
Total rental property revenues	$416,896	$3,396	$420,292

Six Months Ended June 30, 2023	Office	Non-Office	Total
Revenues:
Atlanta	$145,292	$926	$146,218
Austin	136,044	—	136,044
Charlotte	29,493	3,542	33,035
Dallas	8,412	—	8,412
Phoenix	33,803	—	33,803
Tampa	37,489	—	37,489
Other markets	13,358	—	13,358
Total segment revenues	403,891	4,468	408,359
Less: Company's share of rental property revenues from unconsolidated joint ventures	(3,403)	(926)	(4,329)
Total rental property revenues	$400,488	$3,542	$404,030

NOI by reportable segment for the three and six months ended June 30, 2024 and 2023 are as follows ($ in thousands):

Three Months Ended June 30, 2024	Office	Non-Office	Total
Net Operating Income:
Atlanta	$49,715	$336	$50,051
Austin	48,034	—	48,034
Charlotte	9,783	1,185	10,968
Dallas	3,410	—	3,410
Phoenix	10,874	—	10,874
Tampa	12,337	—	12,337
Other markets	5,685	(44)	5,641
Total Net Operating Income	$139,838	$1,477	$141,315

Three Months Ended June 30, 2023	Office	Non-Office	Total
Net Operating Income:
Atlanta	$48,368	$284	$48,652
Austin	42,530	—	42,530
Charlotte	10,764	1,163	11,927
Dallas	3,218	—	3,218
Phoenix	10,250	—	10,250
Tampa	11,661	—	11,661
Other markets	3,606	—	3,606
Total Net Operating Income	$130,397	$1,447	$131,844

Six Months Ended June 30, 2024	Office	Non-Office	Total
Net Operating Income:
Atlanta	$98,873	$589	$99,462
Austin	93,804	—	93,804
Charlotte	20,149	2,253	22,402
Dallas	6,869	—	6,869
Phoenix	21,985	—	21,985
Tampa	24,282	—	24,282
Other markets	11,180	(44)	11,136
Total Net Operating Income	277,142	2,798	279,940

Six Months Ended June 30, 2023	Office	Non-Office	Total
Net Operating Income:
Atlanta	$95,758	$554	$96,312
Austin	82,803	—	82,803
Charlotte	21,526	2,325	23,851
Dallas	6,443	—	6,443
Phoenix	22,023	—	22,023
Tampa	23,372	—	23,372
Other markets	7,176	—	7,176
Total Net Operating Income	259,101	2,879	261,980

The following reconciles Net Operating Income from net income for each of the periods presented ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net Income	$7,961	$23,077	$21,412	$45,433
Fee income	(406)	(352)	(785)	(726)
Termination fee income	(1,086)	(6,570)	(1,556)	(6,706)
Other income	(1,098)	(14)	(1,142)	(2,292)
General and administrative expenses	8,907	8,021	18,121	16,459
Interest expense	29,743	25,972	58,651	51,002
Depreciation and amortization	95,415	80,269	181,645	156,039
Reimbursed expenses	151	159	291	366
Other expenses	603	476	1,275	861
Income from unconsolidated joint ventures	(439)	(753)	(787)	(1,426)
Net operating income from unconsolidated joint ventures	1,561	1,559	2,913	2,968
Loss (gain) on investment property transactions	3	—	(98)	2
Net Operating Income	$141,315	$131,844	$279,940	$261,980

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
In the quarter, we leased or renewed 391,000 square feet of office space, including 240,000 of new and expansion leases representing 61% of the total leasing activity. Straight-line basis net rent per square foot increased 37.6% for those office spaces that were under lease within the past year. Same property net operating income (defined below) for consolidated properties and our share of unconsolidated properties increased 4.2% between the three months ended June 30, 2024 and 2023.
For the six months ended June 30, 2024 we have leased or renewed 794,000 square feet of office space, including 526,000 of new and expansion leases representing 66% of the total leasing activity. Straight-line basis net rent per square foot increased by 28.8% for those office spaces that were under lease within the past year. Same property net operating income for consolidated properties and our share of unconsolidated properties increased 5.4% between the six months ended June 30, 2024 and 2023.
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
Results of Operations For The Three and Six Months Ended June 30, 2024
General
Net income available to common stockholders for the three and six months ended June 30, 2024 was $7.8 million and $21.1 million respectively. For the three and six months ended June 30, 2023, the net income available to common stockholders was $22.6 million and $44.8 million respectively. We detail below material changes in the components of net income available to common stockholders for the three and six months ended June 30, 2024 compared to 2023.
Rental Property Revenue, Rental Property Operating Expenses, and Net Operating Income
The following results include the performance of our Same Property portfolio. Our Same Property portfolio includes office properties that were stabilized and owned by us for the entirety of each comparable reporting period presented. Same Property amounts for the 2024 versus 2023 comparison are from properties that were stabilized and owned as of January 1, 2023 through June 30, 2024.
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

The following table reconciles NOI for consolidated properties from net income for each of the periods presented ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net Income	$7,961	$23,077	$21,412	$45,433
Fee income	(406)	(352)	(785)	(726)
Termination fee income	(1,086)	(6,570)	(1,556)	(6,706)
Other income	(1,098)	(14)	(1,142)	(2,292)
General and administrative expenses	8,907	8,021	18,121	16,459
Interest expense	29,743	25,972	58,651	51,002
Depreciation and amortization	95,415	80,269	181,645	156,039
Reimbursed expenses	151	159	291	366
Other expenses	603	476	1,275	861
Income from unconsolidated joint ventures	(439)	(753)	(787)	(1,426)
Loss (gain) on investment property transactions	3	—	(98)	2
Net Operating Income	$139,754	$130,285	$277,027	$259,012

Consolidated rental property revenues, rental property operating expenses, and NOI changed between the 2024 and 2023 periods as follows ($ in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Rental Property Revenues
Same Property	$202,159	$194,174	$7,985	4.1%	$404,874	$389,481	$15,393	4.0%
Non-Same Property	8,229	3,210	5,019	156.4%	13,862	7,843	6,019	76.7%
	210,388	197,384	13,004	6.6%	418,736	397,324	21,412	5.4%

Termination Fee Income	1,086	6,570	(5,484)		1,556	6,706	(5,150)
Total Rental Property Revenues	$211,474	$203,954	$7,520		$420,292	$404,030	$16,262

Rental Property Operating Expenses
Same Property	$68,016	$65,552	$2,464	3.8%	$137,053	$135,444	$1,609	1.2%
Non-Same Property	2,618	1,547	1,071	69.2%	4,656	2,868	1,788	62.3%
Total Rental Property Operating Expenses	$70,634	$67,099	$3,535	5.3%	$141,709	$138,312	$3,397	2.5%

Net Operating Income
Same Property NOI	$134,143	$128,622	$5,521	4.3%	$267,821	$254,037	$13,784	5.4%
Non-Same Property NOI	5,611	1,663	3,948	237.4%	9,206	4,975	4,231	85.0%
Total NOI	$139,754	$130,285	$9,469	7.3%	$277,027	$259,012	$18,015	7.0%
Same Property NOI represents Net Operating Income for those office properties that were stabilized and owned by the Company for the entirety of all comparable reporting periods presented. Same Property NOI allows analysts, investors, and management to analyze continuing operations and evaluate the growth trend of the Company's portfolio.
Same Property Rental Property Revenues increased for the three and six months ended June 30, 2024 compared to the same periods in the prior year primarily due to an increase in economic occupancy at our BriarLake Plaza, San Jacinto Center, and 300 Colorado office properties and related increases in revenues recognized from tenant funded improvements owned by us. In addition, parking revenue from our Same Property portfolio increased compared to the same period in the prior year.
Non-Same Property Rental Property Revenues, Rental Property Operating Expenses, and NOI increased for the three and six months ended June 30, 2024 compared to the same period in the prior year primarily due to the commencement of operations at our Domain 9 building in the first quarter of 2024 and increased economic occupancy at our recently renovated Promenade Central operating property. This increase is partially offset by a full building redevelopment at our Hayden Ferry 1 building, which began in the fourth quarter of 2023.

Interest Expense
Interest expense, net of amounts capitalized, increased $3.8 million, or 14.5% and $7.6 million, or 15.0% for the three and six months ended June 30, 2024, respectively, compared to the same periods in the prior year. This increase is primarily due to decreases in capitalized interest as we finished construction on the core building and began operations at our Domain 9 building in the first quarter of 2024. In addition to the decreases in capitalized interest, increases in variable interest rates and a higher average outstanding balance on our line of credit contributed to the increase in interest expense on floating rate debt.
Depreciation and Amortization
Depreciation and amortization changed between the 2024 and 2023 periods as follows ($ in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Depreciation and Amortization
Same Property	$91,458	$76,622	$14,836	19.4%	$174,631	$150,056	$24,575	16.4%
Non-Same Property	3,841	3,536	305	8.6%	6,783	5,764	1,019	17.7%
Non-Real Estate Assets	116	111	5	4.5%	231	219	12	5.5%
Total Depreciation and Amortization	$95,415	$80,269	$15,146	18.9%	$181,645	$156,039	$25,606	16.4%

Same Property depreciation and amortization increased for the three and six months ended June 30, 2024 compared to the same periods in the prior year primarily due to an increase of assets in service during the current periods, primarily from tenant improvements, as well as a change in the estimated useful lives of building and tenant improvements at some of our operating properties.
Non-Same Property depreciation and amortization increased for the three and six months ended June 30, 2024 compared to the same periods in the prior year primarily due to the completion of development and commencement of operations at our Domain 9 building, partially offset by a full building redevelopment at our Hayden Ferry 1 building, which began in the fourth quarter of 2023.
Income and Net Operating Income from Unconsolidated Joint Ventures
Income from unconsolidated joint ventures consisted of the Company's share of the following ($ in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Income from unconsolidated joint ventures	$439	$753	$(314)	(41.7)%	$787	$1,426	$(639)	(44.8)%
Depreciation and amortization	513	476	37	7.8%	972	955	17	1.8%
Interest expense	635	362	273	75.4%	1,163	642	521	81.2%
Other expense	15	6	9	150.0%	46	20	26	130.0%
Other income	(41)	(38)	(3)	7.9%	(55)	(75)	20	(26.7)%
Net operating income from unconsolidated joint ventures	$1,561	$1,559	$2	0.1%	$2,913	$2,968	$(55)	(1.9)%

Net operating income:
Same Property	1,240	1,258	(18)	(1.4)%	2,422	2,367	55	2.3%
Non-Same Property	321	301	20	6.6%	491	601	(110)	(18.3)%
Net operating income from unconsolidated joint ventures	$1,561	$1,559	$2	0.1%	$2,913	$2,968	$(55)	(1.9)%
Income from unconsolidated joint ventures decreased and interest from unconsolidated debt increased for the three and six months ended June 30, 2024 primarily due to an increase in interest expense driven by the June 2023 refinancing of a mortgage by our Crawford Long joint venture and a reduction in capitalized interest related to the development at our Neuhoff joint venture as operations began in January 2024.

Funds From Operations
The table below shows Funds from Operations (“FFO”) and the related reconciliation from net income available to common stockholders. We calculate FFO in accordance with the Nareit definition, which is net income available to common stockholders (computed in accordance with GAAP), excluding extraordinary items, cumulative effect of change in accounting principle, and gains on sale of depreciable property, and impairment losses on depreciable property, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures to reflect FFO on the same basis.
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
The reconciliation of net income to FFO is as follows for the three and six months ended June 30, 2024 and 2023 ($ in thousands, except per share information):

	Three Months Ended June 30,
	2024			2023
	Dollars	Weighted Average Common Shares	Per Share Amount	Dollars	Weighted Average Common Shares	Per Share Amount
Net Income Available to Common Stockholders	$7,840	152,095	$0.05	$22,621	151,721	$0.15
Noncontrolling interest related to unitholders	2	25	—	3	25	—
Potentially dilutive common shares - ESPP	—	2	—	—	—	—
Conversion of unvested restricted stock units	—	492	—	—	380	—

Net Income — Diluted	7,842	152,614	0.05	22,624	152,126	0.15
Depreciation and amortization of real estate assets:
Consolidated properties	95,299	—	0.63	80,158	—	0.53
Share of unconsolidated joint ventures	513	—	—	476	—	—
Partners' share of real estate depreciation	(308)	—	—	(307)	—	—
Funds From Operations	$103,346	152,614	$0.68	$102,951	152,126	$0.68

	Six Months Ended June 30,
	2024			2023
	Dollars	Weighted Average Common Shares	Per Share Amount	Dollars	Weighted Average Common Shares	Per Share Amount
Net Income Available to Common Stockholders	$21,128	152,020	$0.14	$44,817	151,650	$0.30
Noncontrolling interest related to unitholders	4	25	—	7	25	—
Potentially dilutive common shares - ESPP	—	1	—	—	—	—
Conversion of unvested restricted stock units	—	454	—	—	328	$(0.01)

Net Income — Diluted	21,132	152,500	0.14	44,824	152,003	0.29
Depreciation and amortization of real estate assets:
Consolidated properties	181,415	—	1.18	155,820	—	1.03
Share of unconsolidated joint ventures	972	—	0.01	955	—	—
Partners' share of real estate depreciation	(576)	—	—	(556)	—	—
Loss (gain) on sale of depreciated properties:
Consolidated properties	(101)	—	—	2	—	—
Funds From Operations	$202,842	152,500	$1.33	$201,045	152,003	$1.32

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
We may satisfy these needs with one or more of the following:
•cash and cash equivalents on hand;
•net cash from operations;
•proceeds from the sale of assets;
•borrowings under our credit facility;
•proceeds from mortgage notes payable;
•proceeds from construction loans;
•proceeds from unsecured loans;
•proceeds from offerings of equity securities, including through our ATM program;
•proceeds from offerings of debt securities; and
•joint venture formations.
Our material capital expenditure commitments as of June 30, 2024 include $104.0 million of unfunded tenant improvements and construction costs. As of June 30, 2024, we had $317.1 million drawn under our credit facility with the ability to borrow the remaining $682.9 million, as well as $6.0 million of cash and cash equivalents. We expect to have sufficient liquidity to meet our obligations for the foreseeable future.
Other Debt Information
In addition to our $1 billion unsecured Credit Facility (with $317.1 million outstanding as of June 30, 2024), we also have unsecured debt from two term loans totaling $750 million and five tranches of unsecured senior notes totaling $1 billion. Under our Credit Facility and our 2022 and 2021 Term Loans, the interest rates applicable vary according to the Company's leverage ratio and current applicable credit ratings (see note 7). In April 2024, the Company notified the administrative agent of the Credit Facility and the terms loans of corporate investment grade ratings received. These ratings reduced the Credit Facility's current applicable spread to 0.775% and 2022 and 2021 Term Loans' current applicable spreads to 0.85% and 1.00%, respectively. There can be no assurance that the Company will maintain any particular rating in the future and if our credit ratings decrease, then we may be subject to higher applicable spreads.
Our existing mortgage debt is comprised of non-recourse, fixed-rate mortgage notes secured by various real estate assets. We expect to either refinance our non-recourse mortgage loans at maturity or repay the mortgage loans with other capital resources, including our credit facility, unsecured debt, non-recourse mortgages, construction loans, the sale of assets, joint venture equity, the issuance of common stock, the issuance of preferred stock, or the issuance of units of CPLP. For each non-recourse mortgage loan, the Company provides a customary "non-recourse carve-out guaranty." Additional guarantees related to re-leasing costs may also apply. Many of our non-recourse mortgages contain covenants that, if not satisfied, could result in acceleration of the maturity of the debt. We expect to either refinance the non-recourse mortgages at maturity or repay the mortgages with proceeds from asset sales, debt, or other capital resources. The portion of our consolidated debt bearing interest at a fixed rate is 88%. The 12% of consolidated debt that bears interest at a floating rate is based on SOFR.
We are in compliance with all covenants of our existing unsecured and secured debt.
Future Capital Requirements
To meet capital requirements for future investment activities over the long-term, we intend to actively manage our portfolio of properties and strategically sell assets to exit our non-core holdings and reposition our portfolio of income-producing assets. We expect to continue to utilize cash retained from operations, as well as third-party sources of capital such as indebtedness, to fund future commitments as well as utilize construction facilities for some development assets, if available and under appropriate terms. We may also generate capital through the issuance of securities that include common or preferred stock, warrants, debt securities, or the issuance of CPLP limited partnership units. The Company and CPLP have filed a registration statement on Form S-3 with the SEC registering, among other securities, debt securities of CPLP, which will be fully and unconditionally guaranteed by the Company. Separate Consolidated Financial Statements of CPLP have not been presented in accordance with the amendments to Rule 3-10 of Regulation S-X. Furthermores, as permitted under Rule 13-01(a)(4)(vi), the Company has excluded the summarized financial information for CPLP as the assets, liabilities and results of operations of the Company and the CPLP are not materially different than the corresponding amounts presented in the Consolidated Financial Statements of the Company, and management believes such summarized financial information would be repetitive and not provide incremental value to investors.
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
Cash Flows
We report and analyze our cash flows based on operating activities, investing activities, and financing activities. The following table sets forth the changes in cash flows ($ in thousands):

	Six Months Ended June 30,
	2024	2023	Change
Net cash provided by operating activities	$153,807	$161,071	$(7,264)
Net cash used in investing activities	(181,275)	(149,671)	(31,604)
Net cash provided by (used in) financing activities	27,375	(8,514)	35,889

The reasons for significant increases and decreases in cash flows between the periods are as follows:
Cash Flows from Operating Activities. Cash flows provided by operating activities decreased $7.3 million between the 2024 and 2023 six month periods primarily due to the following: timing of receipt of prepaid rents from tenants and the full building redevelopment of Hayden Ferry 1 in the fourth quarter of 2023; partially offset by rent abatement ending at our 100 Mill property and the commencement of operations in the first quarter of 2024 at our Domain 9 property.
Cash Flows from Investing Activities. Cash flows used in investing activities increased $31.6 million between the 2024 and 2023 six month periods primarily due to the acquisition of investments in real estate debt in May and June of 2024, an increase in capital expenditures (see table below), and a return of capital distribution from our Crawford Long unconsolidated joint venture received in May 2023. These increases are partially offset by a decrease in contributions to our Neuhoff Holdings LLC ("Neuhoff") joint venture needed to fund our equity share of the development of the Nashville mixed-used project.
Cash Flows from Financing Activities. Cash flows from financing activities increased $35.9 million between the 2024 and 2023 six month periods primarily due to an increase in net borrowings on our Credit Facility.

Capital Expenditures. We incur costs related to our real estate assets that include acquisition of properties, development of new properties, redevelopment of existing or newly purchased properties, leasing costs (including tenant improvements) for new or replacement tenants, and ongoing property repairs and maintenance.
Capital expenditures for assets we develop or acquire and then hold and operate are included in the property acquisition, development, and tenant asset expenditures line item within investing activities on the condensed consolidated statements of cash flows. The change in amounts accrued are removed from the table below to show the components of these costs on a cash basis. Components of costs included in this line item for the three and six months ended June 30, 2024 and 2023 are as follows ($ in thousands):

	Six Months Ended June 30,
	2024	2023
Projects under development (1)	$21,586	34,822
Operating properties—redevelopment	18,799	28,936
Operating properties—building improvements	11,804	18,888
Operating properties—leasing costs	76,314	37,817
Capitalized interest and salaries	7,603	13,816
Total property acquisition, development, and tenant asset expenditures	$136,106	$134,279
(1) Includes initial leasing costs.

Capital expenditures increased $1.8 million between the 2024 and 2023 periods primarily due to increased spending on leasing costs. The primary driver in increased leasing costs is spending on tenant improvements as economic occupancy increased at our Briarlake Plaza operating property. This increase in leasing costs is partially offset by decreases in development, redevelopment, and related capitalized interest and salaries due to the following: (i) the Domain 9 development commenced initial operations in the first quarter of 2024 primarily driving the decreased spending on projects under development and a related decrease in capitalized interest and salaries and (ii) spending on operating properties for redevelopments decreased compared to 2023 as the renovations at 3350 Peachtree and Promenade Central were substantially completed in 2023, offset by the commencement of a full building redevelopment of Hayden Ferry 1 in the fourth quarter of 2023.
The amounts of tenant improvement and leasing costs for our office portfolio on a per square foot basis for the three months ended June 30, 2024 and 2023 were as follows:

	2024	2023
New leases	$13.59	$13.83
Renewal leases	$11.51	$11.91
Expansion leases	$13.60	$2.24

The amounts of tenant improvement and leasing costs on a per square foot basis vary by lease and by market.
Dividends. We paid common dividends of $98.0 million and $97.3 million in the six months ended June 30, 2024 and 2023, respectively. We expect to fund our future quarterly common dividends with cash provided by operating activities, also using proceeds from any investment property sales, distributions from unconsolidated joint ventures, indebtedness, and proceeds from offerings of equity and other securities, if necessary.
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

Off Balance Sheet Arrangements
General. We have a number of off balance sheet joint ventures with varying structures, as described in note 5 of the notes to consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2023 and in note 4 of the notes to condensed condensed consolidated financial statements for the three months ended June 30, 2024. The joint ventures in which we have an interest are involved in the ownership, acquisition, and/or development of real estate. A venture will fund capital requirements or operational needs with cash from operations or financing proceeds, if possible. If additional capital is deemed necessary, a venture may request a contribution from the partners, and we will evaluate such request.
Debt. At June 30, 2024, our unconsolidated joint ventures had aggregate outstanding indebtedness to third parties of $335.3 million. These loans are mortgage or construction loans, which are generally non-recourse to us. In addition, in certain instances, we provide “non-recourse carve-out guarantees” on these non-recourse loans. Certain of these loans have variable interest rates, which creates exposure to the ventures in the form of market risk from interest rate changes.
Critical Accounting Policies
There have been no material changes in the critical accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes in the market risk associated with our notes payable at June 30, 2024 compared to that as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
PART II. OTHER INFORMATION
Item 1.    Legal Proceedings.
Information regarding legal proceedings is described under the subheading "Litigation" in note 10 of the notes to condensed consolidated financial statements.
Item 1A. Risk Factors.
Risk factors that affect our business and financial results are discussed in Part I, "Item 1A. Risk Factors," of our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes in our risk factors from those previously disclosed in our Annual Report, except for the additional risk factors below. You should carefully consider the risks described below in conjunction with those risks disclosed in our Annual Report, which could materially affect our business, financial condition, or future results. These risks are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.
Adverse changes to our credit ratings could limit our access to funding and increase our borrowing costs.
Credit ratings are subject to ongoing review by rating agencies, which consider a number of factors, including our financial strength, performance, prospects and operations as well as factors not under our control. Other factors that influence our credit ratings include changes to the rating agencies' methodologies for our industry or certain security types; the rating agencies' assessment of the general operating environment for financial services companies; our relative positions in the markets in which we compete; our various risk exposures and risk management policies and activities; pending litigation and other contingencies; our reputation; our liquidity position, diversity of funding sources and funding costs; the current and expected level and volatility of our earnings; our capital position and capital management practices; our corporate governance; current or future regulatory and legislative initiatives; and the agencies' views on whether the U.S. government would provide meaningful support to us or our subsidiaries in a crisis. Rating agencies could make adjustments to our credit ratings at any time, and there can be no assurance that they will maintain our ratings at current levels or that downgrades will not occur.
Any downgrade in our credit ratings could potentially adversely affect the cost and other terms upon which we are able to borrow or obtain funding, increase our cost of capital and/or limit our access to capital markets. In particular, interest rate spreads on some of our corporate floating rate debt are based on our current corporate credit ratings. If these ratings were to decrease, the Company would see an increase in the interest expense related to these loans, which could have a material impact to earnings.
Credit rating downgrades or negative watch warnings could negatively impact our reputation with lenders, investors and other third parties, which could also impair our ability to compete in certain markets or engage in certain transactions. In particular, holders of securities or debt instruments may perceive such a downgrade or warning negatively and pursue divestment of all or a portion of such securities or debt instruments. While certain aspects of a credit rating downgrade are quantifiable, the impact that such a downgrade would have on our liquidity, business and results of operations in future periods is inherently uncertain and would depend on a number of interrelated factors, including, among other things, the magnitude of the downgrade, the rating relative to peers, the rating assigned by the relevant agency pre-downgrade, individual client behavior and future mitigating actions we might take.
Our investments in real estate debt face prepayment risk and interest rate fluctuations that may adversely affect our results of operations and financial condition.
During periods of declining interest rates, a borrower under a loan may exercise its option to prepay principal earlier than scheduled, forcing the Company to reinvest the proceeds from such prepayment into potentially lower yielding securities or loans, which may result in a decline in return. Debt investments frequently have call features that allow the borrower to prepay the loan at dates prior to its stated maturity at a specified price (typically greater than par) only if certain prescribed conditions are met. An issuer or borrower may choose to prepay a loan if, for example, the issuer or borrower can refinance the debt at a lower cost due to declining interest rates or an improvement in the credit standing of the issuer or borrower. In addition, the market price of the investments will change in response to changes in interest rates and other factors. The magnitude of these fluctuations in the market price of debt investments is generally greater for loans with longer maturities. These changes could have an impact on the value of our investments and have a material impact on earnings as these investments are carried at fair value.
We will face risks related to our investments in mezzanine loans.
Our mezzanine loans are secured by a pledge of the ownership interests of the entity or entities that own(s) the property. These types of assets involve a higher degree of risk than long-term senior mortgage lending secured by income-producing real property because the loan may become unsecured as a result of foreclosure by the senior lender. Repayment of a mezzanine loan is dependent on the successful operation of the underlying commercial properties, and therefore mezzanine loans are subject to similar considerations and risks as our investments in operating real estate. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan or, as the mezzanine loans are generally non-recourse to the borrowers, there is a risk that at foreclosure the value of the ownership interest in the entity is less than the carrying value of the investment resulting in a charge from the decrease in carrying value of our investment. Additionally, in the event of a foreclosure of the pledged interests, there may not be a robust market of willing purchasers to acquire interests in an entity that would be willing to undertake the cure of senior mortgages necessary to prevent real property foreclosures. If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt. Thus, while there may be sufficient revenue from the property to service the mortgage loan, those revenues may be exhausted before the mezzanine loan is serviced. The same would be true for casualty situations. As a result, we may not recover some or all of our investment.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
For information on our equity compensation plans, see note 14 of the notes to consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2023, and note 13 of the notes to condensed consolidated financial statements for the three and six months ended June 30, 2024. We did not make any sales of unregistered securities during the second quarter of 2024.

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

10.1
Second Amendment to the Equity Distribution Agreement, dated as of May 8, 2024, Morgan Stanley & Co. LLCm BofA Securities, Inc., J.P. Morgan Securities LLC, TD Securities (USA) LLC, Truist Securities, Inc. and Wells Fargo Securities, LLC, as managers, Morgan Stanley & Co. LLC, Bank of America, N.A., JPMorgan Chase Bank, National Association, The Toronto-Dominion Bank, Truist Bank and Wells Fargo Bank, National Association, as forward purchasers, and Morgan Stanley & Co. LLC, BofA Securities, Inc., J.P. Morgan Securities LLC, TD Securities (USA) LLC, Truist Securities, Inc. and Wells Fargo Securities, LLC as forward sellers, filed as Exhibit 1.3 to the Registrant's Current Report on Form 8-K filed on May 8, 2024, and incorporated herein by reference.

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

COUSINS PROPERTIES INCORPORATED
/s/ Gregg D. Adzema
Gregg D. Adzema
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)
Date: July 25, 2024