Form 10-Q
period 2024-09-30
COUSINS PROPERTIES INC
filed 2024-10-24
CIK 25232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 18, 2024
Common Stock, $1 par value per share	152,140,188 shares

FORWARD-LOOKING STATEMENTS

Certain matters contained in this report are “forward-looking statements” within the meaning of the federal securities laws and are subject to uncertainties and risks, as itemized in Item 1A included in the Annual Report on Form 10-K for the year ended December 31, 2023, the Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, and as itemized herein. These forward-looking statements include information about the Company's possible or assumed future results of the business and the Company's financial condition, liquidity, results of operations, plans, and objectives. They also include, among other things, statements regarding subjects that are forward-looking by their nature, such as:
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
The risks set forth above are not exhaustive. The Annual Report on Form 10-K for the year ended December 31, 2023, including Part I, Item 1A. Risk Factors, and the Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, this Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, including Part II, Item 1A, Risk Factors, include additional factors that could adversely affect our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all risk factors, nor can we assess the potential impact of all risk factors on our business or the extent to which any factors, or any combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. The words “believes,” “expects,” “anticipates,” “estimates,” “plans,” “may,” “intend,” “will,” or similar expressions are intended to identify forward-looking statements. Although we believe that our plans, intentions, and expectations reflected in any forward-looking statements are reasonable, we can give no assurance that such plans, intentions, or expectations will be achieved. Given the uncertainties and risks discussed herein, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Investors should also refer to our Quarterly Reports on Form 10-Q and our Annual Reports on Form 10-K for future periods, and our Current Reports on Form 8-K as we file such reports with the SEC, and to other materials we may file with or furnish to the SEC, for a discussion of risks and uncertainties that may cause actual results, performance, or achievements to differ materially from those expressed or implied by any forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information, or otherwise, except as required under U.S. federal securities laws.

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2024	December 31, 2023
	(unaudited)
Assets:
Real estate assets:
Operating properties, net of accumulated depreciation of $1,551,232 and $1,329,406 in 2024 and 2023, respectively	$6,905,956	$6,775,093
Projects under development	—	132,884
Land	154,727	154,728
	7,060,683	7,062,705

Cash and cash equivalents	76,143	6,047
Investments in real estate debt, at fair value	28,636	—
Accounts receivable	11,788	11,109
Deferred rents receivable	226,299	209,370
Investment in unconsolidated joint ventures	182,130	143,831
Intangible assets, net	93,712	110,667
Other assets, net	91,140	90,745
Total assets	$7,770,531	$7,634,474
Liabilities:
Notes payable	$2,661,292	$2,457,627
Accounts payable and accrued expenses	269,661	299,767
Deferred income	263,192	181,744
Intangible liabilities, net	35,984	42,193
Other liabilities	100,804	104,830
Total liabilities	3,330,933	3,086,161
Commitments and contingencies
Equity:
Stockholders' investment:
Common stock, $1 par value per share, 300,000,000 shares authorized, 152,140,188 and 154,335,798 issued, and 152,140,188 and 151,799,215 outstanding in 2024 and 2023, respectively	152,140	154,336
Additional paid-in capital	5,504,035	5,638,709
Treasury stock at cost, 2,536,583 shares in 2023	—	(145,696)
Distributions in excess of cumulative net income	(1,240,104)	(1,125,390)
Accumulated other comprehensive income (loss)	(102)	2,192
Total stockholders' investment	4,415,969	4,524,151
Nonredeemable noncontrolling interests	23,629	24,162
Total equity	4,439,598	4,548,313
Total liabilities and equity	$7,770,531	$7,634,474

See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenues:
Rental property revenues	$207,260	$198,429	$627,552	$602,459
Fee income	495	318	1,280	1,044
Other	1,457	101	2,599	2,393
	209,212	198,848	631,431	605,896
Expenses:
Rental property operating expenses	66,005	64,838	207,714	203,150
Reimbursed expenses	188	149	479	515
General and administrative expenses	9,204	8,336	27,325	24,795
Interest expense	30,773	27,008	89,424	78,010
Depreciation and amortization	89,784	79,492	271,429	235,531
Other	327	623	1,602	1,484
	196,281	180,446	597,973	543,485

Income (loss) from unconsolidated joint ventures	(1,575)	582	(788)	2,008
Gain on investment property transactions	—	507	98	505
Net income	11,356	19,491	32,768	64,924
Net income attributable to noncontrolling interests	(158)	(130)	(442)	(746)
Net income available to common stockholders	$11,198	$19,361	$32,326	$64,178

Net income per common share — basic and diluted	$0.07	$0.13	$0.21	$0.42
Weighted average shares — basic	152,140	151,774	152,060	151,692
Weighted average shares — diluted	152,812	152,048	152,604	152,018

See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited; in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Comprehensive Income:
Net income available to common stockholders	$11,198	$19,361	$32,326	$64,178
Other comprehensive income (loss):
Unrealized gain (loss) on cash flow hedges	(1,380)	1,503	2,708	6,397
Amortization of cash flow hedges	(1,489)	(1,345)	(5,002)	(2,441)
Total other comprehensive income (loss)	(2,869)	158	(2,294)	3,956
Total comprehensive income	$8,329	$19,519	$30,032	$68,134

See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited; in thousands except per share amounts)

Three Months Ended September 30, 2024
	Common Stock	Additional Paid-In Capital	Treasury Stock	Distributions in Excess of Net Income	Accumulated Other Comprehensive Income	Stockholders' Investment	Nonredeemable Noncontrolling Interests	Total Equity
Balance June 30, 2024	$152,140	$5,500,937	$—	$(1,202,222)	$2,767	$4,453,622	$23,882	$4,477,504
Net income	—	—	—	11,198	—	11,198	158	11,356
Other comprehensive loss	—	—	—	—	(2,869)	(2,869)	—	(2,869)
Amortization of stock-based compensation, net of forfeitures	—	3,098	—	4	—	3,102	—	3,102
Distributions to noncontrolling interests	—	—	—	—	—	—	(411)	(411)
Common dividends ($0.32 per share)	—	—	—	(49,084)	—	(49,084)	—	(49,084)
Balance September 30, 2024	$152,140	$5,504,035	$—	$(1,240,104)	$(102)	$4,415,969	$23,629	$4,439,598

Three Months Ended September 30, 2023
	Common Stock	Additional Paid-In Capital	Treasury Stock	Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Stockholders’ Investment	Nonredeemable Noncontrolling Interests	Total Equity
Balance June 30, 2023	$154,336	$5,634,996	$(147,157)	$(1,066,369)	$5,565	$4,581,371	$22,927	$4,604,298
Net income	—	—	—	19,361	—	19,361	130	19,491
Other comprehensive income	—	—	—	—	158	158	—	158
Amortization of stock-based compensation, net of forfeitures	—	2,410	—	—	—	2,410	—	2,410
Contributions from noncontrolling interests	—	—	—	—	—	—	56	56
Distributions to noncontrolling interests	—	—	—	—	—	—	(518)	(518)
Common dividends ($0.32 per share)	—	—	—	(48,589)	—	(48,589)	—	(48,589)
Balance September 30, 2023	$154,336	$5,637,406	$(147,157)	$(1,095,597)	$5,723	$4,554,711	$22,595	$4,577,306

See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited; in thousands except per share amounts)

Nine Months Ended September 30, 2024
	Common Stock	Additional Paid-In Capital	Treasury Stock	Distributions in Excess of Net Income	Accumulated Other Comprehensive Income	Stockholders’ Investment	Nonredeemable Noncontrolling Interests	Total Equity
Balance December 31, 2023	$154,336	$5,638,709	$(145,696)	$(1,125,390)	$2,192	$4,524,151	$24,162	$4,548,313
Net income	—	—	—	32,326	—	32,326	442	32,768
Other comprehensive loss	—	—	—	—	(2,294)	(2,294)	—	(2,294)
Common stock issued pursuant to stock-based compensation, net of tax withholding	346	(1,594)	—	—	—	(1,248)	—	(1,248)
Amortization of stock options, restricted stock, and restricted stock units, net of forfeitures	(5)	10,079	—	—	—	10,074	—	10,074
Retirement of Treasury Stock	(2,537)	(143,159)	145,696	—	—	—	—	—
Contributions from nonredeemable noncontrolling interests	—	—	—	—	—	—	22	22
Distributions to nonredeemable noncontrolling interests	—	—	—	—	—	—	(997)	(997)
Common dividends ($0.96 per share)	—	—	—	(147,040)	—	(147,040)	—	(147,040)
Balance September 30, 2024	$152,140	$5,504,035	$—	$(1,240,104)	$(102)	$4,415,969	$23,629	$4,439,598

Nine Months Ended September 30, 2023
	Common Stock	Additional Paid-In Capital	Treasury Stock	Distributions in Excess of Net Income	Accumulated Other Comprehensive Income	Stockholders’ Investment	Nonredeemable Noncontrolling Interests	Total Equity
Balance December 31, 2022	$154,019	$5,630,327	$(147,157)	$(1,013,292)	$1,767	$4,625,664	$21,285	$4,646,949
Net income	—	—	—	64,178	—	64,178	746	64,924
Other comprehensive income	—	—	—	—	3,956	3,956	—	3,956
Common stock issued pursuant to stock-based compensation, net of tax withholding	320	(827)	—	—	—	(507)	—	(507)
Amortization of stock-based compensation, net of forfeitures	(3)	7,906	—	—	—	7,903	—	7,903
Contributions from nonredeemable noncontrolling interests	—	—	—	—	—	—	1,440	1,440
Distributions to nonredeemable noncontrolling interests	—	—	—	—	—	—	(876)	(876)
Common dividends ($0.96 per share)	—	—	—	(146,483)	—	(146,483)	—	(146,483)
Balance September 30, 2023	$154,336	$5,637,406	$(147,157)	$(1,095,597)	$5,723	$4,554,711	$22,595	$4,577,306

See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in thousands)

	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$32,768	$64,924
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on investment property transactions	(98)	(505)
Depreciation and amortization	271,429	235,531
Amortization of deferred financing costs and discount on notes payable	3,024	3,102
Equity-classified stock-based compensation expense, net of forfeitures	11,272	9,209
Effect of non-cash adjustments to rental revenues	(42,258)	(36,679)
Loss (income) from unconsolidated joint ventures	788	(2,008)
Operating distributions from unconsolidated joint ventures	2,451	2,869
Changes in other operating assets and liabilities:
Change in receivables and other assets, net	(5,730)	(6,979)
Change in operating liabilities, net	(2,451)	8,054
Net cash provided by operating activities	271,195	277,518
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from investment property sales, net	(3)	3,917
Property acquisition, development, and tenant asset expenditures	(184,121)	(198,254)
Investments in real estate debt	(28,636)	—
Return of capital distributions from unconsolidated joint ventures	—	10,924
Contributions to unconsolidated joint ventures	(41,119)	(28,681)
Net cash used in investing activities	(253,879)	(212,094)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facility	396,800	291,300
Repayment of credit facility	(581,900)	(203,400)
Repayment of term loans	(100,000)	—
Repayment of mortgages	(6,395)	(6,178)
Bond issuance, net of original discount	498,540	—
Payment of deferred financing costs	(5,446)	(71)
Repurchase of shares withheld for taxes on restricted stock vestings	(1,111)	—
Common dividends paid	(146,733)	(145,858)
Contributions from noncontrolling interests	22	1,440
Distributions to noncontrolling interests	(997)	(876)
Net cash provided by (used in) financing activities	52,780	(63,643)
NET INCREASE IN CASH AND CASH EQUIVALENTS	70,096	1,781
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	6,047	5,145
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$76,143	$6,926
See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)
1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of Business: Cousins Properties Incorporated (“Cousins”), a Georgia corporation, is a fully integrated, self-administered, and self-managed real estate investment trust (“REIT”). Cousins conducts substantially all of its business through Cousins Properties LP ("CPLP"). Cousins owns in excess of 99% of CPLP and consolidates CPLP. CPLP wholly owns Cousins TRS Services LLC ("CTRS"), a taxable entity which owns and manages its own real estate portfolio and performs certain real estate-related services.
Cousins, CPLP, CTRS, and their subsidiaries (collectively, the “Company”) develop, acquire, lease, manage, and own primarily Class A office properties and opportunistic mixed-use developments in the Sun Belt markets of the United States with a focus on Atlanta, Austin, Tampa, Phoenix, Charlotte, Dallas, and Nashville. Cousins has elected to be taxed as a REIT and intends to, among other things, distribute at least 100% of its net taxable income to stockholders, thereby eliminating any liability for federal income taxes under current law. Therefore, the results included herein do not include a federal income tax provision for Cousins. As of September 30, 2024, the Company's operating portfolio of real estate assets consisted of interests in 19.2 million square feet of office space and 467,000 square feet of multi-family and other space.
Basis of Presentation: The condensed consolidated financial statements are unaudited and were prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, these financial statements reflect all adjustments necessary (which adjustments are of a normal and recurring nature) for the fair presentation of the Company's financial position as of September 30, 2024 and December 31, 2023, and the results of operations for the three and nine months ended September 30, 2024 and 2023. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of results expected for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes to consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2023. The accounting policies employed are substantially the same as those shown in note 2 of the notes to consolidated financial statements included therein with the exception of an additional accounting policy related to the Company's new investments in real estate debt described in note 3 to these condensed consolidated financial statements.
The Company evaluates all partnerships, joint ventures, and other arrangements with variable interests to determine if the entity or arrangement qualifies as a variable interest entity ("VIE"), as defined in the Financial Accounting Standard Board's ("FASB") Accounting Standards Codification ("ASC"). If the entity or arrangement qualifies as a VIE and the Company is determined to be the primary beneficiary, the Company is required to consolidate the assets, liabilities, and results of operations of the VIE. The Company had no investments or interests in any VIEs as of September 30, 2024 or December 31, 2023.
2. REAL ESTATE
For the nine months ended September 30, 2024 the Company had no real estate transactions. In September 2023, the Company sold a 10.4 acre land parcel in Atlanta for a gross sales price of $4.25 million and recorded a gain of $507,000.
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
The Company also reviews held-for-sale buildings, if any, for impairments. In order to be considered a real estate asset held-for-sale, the Company must, among other things, have the authority to commit to a plan to sell the asset in its current condition, have commenced the plan to sell the asset, and have determined that it is probable that the asset will sell within one year. If book value is in excess of estimated fair value less estimated selling costs, we impair those assets to fair value less estimated selling costs. There were no held-for-sale buildings as of September 30, 2024 or December 31, 2023 or during any periods presented in the accompanying condensed consolidated statements of operations.

The Company also reviews land and projects under development for impairment whenever changes in circumstances indicate the assets' carrying value may not be recoverable. None of the Company's investments in land, including accumulated predevelopment costs, or projects under development were impaired as of September 30, 2024 or December 31, 2023 or during any periods presented in the accompanying condensed consolidated statement of operations.
The Company may record impairment charges in future periods if the economy and the office industry weakens, the operating results of individual buildings are materially different from our forecasts, or we shorten our contemplated hold period for any operating buildings.
3. INVESTMENTS IN REAL ESTATE DEBT
In the three months ended June 30, 2024, the Company acquired two mezzanine real estate loans for $27.2 million, which are subordinated to the first priority mortgage loans. The borrowers have additional borrowing capacity under these loans, for which the Company funded $1.1 million and $1.4 million during the three and nine months ended September 30, 2024, respectively. The Company's unfunded share of additional borrowing capacity is $8.4 million as of September 30, 2024. The details of these real estate debt investments as of September 30, 2024 are as follows ($ in thousands):

Collateral	Carrying Value as of September 30, 2024	Variable Rate as of September 30, 2024	Maturity Date

110 East - Pledge of equity interests Charlotte, NC, Office Building	$16,068	14.10%	February 2026
Radius - Pledge of equity interests Nashville, TN, Office Building	12,568	13.35%	June 2025

	$28,636

The first priority mortgage loans had a balance of $149.7 million as of September 30, 2024.
The above rates reflect a weighted spread in excess of Term Secured Overnight Financing Rate ("SOFR") (5.10% as of September 30, 2024) of 8.67%. The Company did not have any investment in real estate debt as of December 31, 2023. Each loan provides the borrower with an opportunity to extend the maturity date, subject to certain conditions. The extended maturity dates are February 2027 on the 110 East loan and June 2026 on the Radius loan.
Subsequent to the end of the third quarter, on October 1, 2024, the Company acquired a mortgage loan, secured by the Saint Ann Court office building, at par for $138.0 million. The mortgage loan has an initial maturity date of December 7, 2024 and an interest rate of SOFR plus 3.66%. Saint Ann Court, built in 2009, is 320,000 square feet and located in Uptown Dallas, Texas. Consistent with the Company's existing investments in real estate debt, the Company has elected the fair value option in accounting for this mortgage loan. This acquisition was funded with cash on hand and an October 1, 2024 draw on our Credit Facility of $58.5 million.
The Company has elected the fair value option in accounting for its investments in real estate debt. As such, any unrealized gain or loss associated with holding these investments at fair value will be recorded as a component of income from investments in real estate debt on the Company's consolidated statement of operations. For the three and nine months ended September 30, 2024, the Company believes the fair value of the investments in real estate debt approximates its invested carrying value and, therefore, did not record any unrealized gain or loss on its investments in real estate debt based on these recent executed market transactions (Level 2). In subsequent periods, the Company may make adjustments to the carrying values of these loan investments if any are required through application of the fair value hierarchy provided for under GAAP. Acquisition costs associated with these loans are expensed as incurred.

4. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES
The following information summarizes financial data and principal activities of the Company's unconsolidated joint ventures. The information included in the following table entitled summary of financial position is as of September 30, 2024 and December 31, 2023 ($ in thousands).

SUMMARY OF FINANCIAL POSITION
	Total Assets		Total Debt		Total Equity (Deficit)		Company's Investment
	2024	2023	2024	2023	2024	2023	2024		2023
Operating Properties:
AMCO 120 WT Holdings, LLC	$76,887	$80,694	$—	$—	$75,025	$78,642	$13,762		$14,506
Crawford Long - CPI, LLC (1)	20,372	22,001	82,376	82,316	(64,022)	(62,562)	(31,485)	(2)	(31,066)	(2)
Neuhoff Holdings LLC (3)	566,456	477,780	264,958	219,780	261,062	226,303	146,787		124,543
TL CO Proscenium JV, LLC	89,334	—	—	—	83,334	—	16,763		—
Land:
715 Ponce Holdings LLC	9,446	9,325	—	—	9,380	9,324	4,818		4,782
	$762,495	$589,800	$347,334	$302,096	$364,779	$251,707	$150,645		$112,765

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

The information included in the summary of operations table is for the nine months ended September 30, 2024 and 2023 ($ in thousands).

SUMMARY OF OPERATIONS
	Total Revenues		Net Income (Loss)		Company's Income (Loss) from Investment
	2024	2023	2024	2023	2024	2023
Operating Properties:
AMCO 120 WT Holdings, LLC	$8,312	$8,337	$1,452	$2,698	$276	$537
Crawford Long - CPI, LLC	9,984	9,754	2,290	2,911	1,046	1,352
Neuhoff Holdings LLC (1)	1,538	105	(3,769)	59	(2,078)	30
TL CO Proscenium JV, LLC	3,141	—	(187)	—	(60)	—
Land:
715 Ponce Holdings LLC	148	210	56	145	28	72
Sold:
Other	—	—	—	34	—	17
	$23,123	$18,406	$(158)	$5,847	$(788)	$2,008

(1) The Neuhoff Holdings LLC properties have commenced initial operations but are not yet stabilized.
In August 2024, the Company entered into a joint venture as a 20% partner, forming TL CO Proscenium JV, LLC ("Proscenium"). With the 80% partner, the Proscenium joint venture was formed to own and operate an office property in Midtown Atlanta, Georgia. In August 2024, concurrently with its formation, the venture acquired the 525,000 square foot office property for a gross purchase price of $83.3 million, of which the Company funded $16.7 million.
The Company recognizes development, leasing, and management fees, including salary and expense reimbursements, from unconsolidated joint ventures. For the three and nine months ended September 30, 2024, the Company recognized $259,000 and $620,000 of management fees, respectively. For the three and nine months ended September 30, 2023, the Company recognized $121,000 and $358,000 of management fees, respectively.

5. INTANGIBLE ASSETS AND LIABILITIES
At September 30, 2024 and December 31, 2023, intangible assets included the following ($ in thousands):

	2024	2023
In-place leases, net of accumulated amortization of $132,679 and $135,433 in 2024 and 2023, respectively	$65,646	$80,117
Below-market ground leases, net of accumulated amortization of $2,502 and $2,260 in 2024 and 2023, respectively	16,751	16,992
Above-market leases, net of accumulated amortization of $24,123 and $24,918 in 2024 and 2023, respectively	9,641	11,884
Goodwill	1,674	1,674
	$93,712	$110,667

At September 30, 2024 and December 31, 2023, intangible liabilities were the following ($ in thousands):

	2024	2023
Below-market leases, net of accumulated amortization of $54,896 and $50,475 in 2024 and 2023, respectively	$35,984	$42,193

The amortization of the above asset and liabilities are recorded as follows ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Rental property revenues, net (Below-market and Above-market leases)	$1,476	$1,371	$4,495	$5,455

Expenses:
Depreciation and amortization (In-place leases)	4,107	4,849	14,471	17,319
Rental property operating and other expenses (Below-market ground leases)	69	100	240	300

Over the next five years and thereafter, aggregate amortization of these intangible assets and liabilities is anticipated to be as follows ($ in thousands):

	In-Place Leases	Below-Market Ground Leases	Above-Market Leases	Below-Market Leases
2024 (three months)	$3,994	$71	$559	$(2,009)
2025	14,628	282	2,070	(7,743)
2026	12,252	282	1,687	(6,524)
2027	9,667	282	1,266	(4,989)
2028	6,851	282	1,158	(3,852)
Thereafter	18,254	15,552	2,901	(10,867)
	$65,646	$16,751	$9,641	$(35,984)

6. OTHER ASSETS
Other assets on the condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023 included the following ($ in thousands):

	2024	2023
Predevelopment costs	$57,995	$56,600
Prepaid expenses and other assets	8,550	8,704
Lease inducements, net of accumulated amortization of $7,656 and $5,860 in 2024 and 2023, respectively	11,555	10,537
Furniture, fixtures and equipment and other deferred costs, net of accumulated depreciation of $19,568 and $18,564 in 2024 and 2023, respectively	9,731	10,631
Credit Facility deferred financing costs, net of accumulated amortization of $3,094 and $2,131 in 2024 and 2023, respectively	3,309	4,273
	$91,140	$90,745
Predevelopment costs represent amounts that are capitalized related to predevelopment projects on land owned by the Company that has been determined to be probable of future development.
Lease inducements are incentives paid to tenants in conjunction with leasing space, such as moving costs, sublease arrangements of prior space, and other costs. These amounts are amortized as a reduction of rental revenues over the individual underlying lease terms.
7. NOTES PAYABLE
The following table summarizes the terms of notes payable outstanding at September 30, 2024 and December 31, 2023 ($ in thousands):

Description	Interest Rate (1)	Maturity (2)	2024	2023
Unsecured Notes:
Credit Facility	5.705%	April 2027	$—	$185,100
Public Senior Notes	5.875%	October 2034	500,000	—
Term Loan	5.433%	March 2025	400,000	400,000
Privately Placed Senior Note	3.95%	July 2029	275,000	275,000
Term Loan	5.93%	February 2025	250,000	350,000
Privately Placed Senior Note	3.91%	July 2025	250,000	250,000
Privately Placed Senior Note	3.86%	July 2028	250,000	250,000
Privately Placed Senior Note	3.78%	July 2027	125,000	125,000
Privately Placed Senior Note	4.09%	July 2027	100,000	100,000
			2,150,000	1,935,100
Secured Mortgage Notes:
Terminus (3)	6.34%	January 2031	221,000	221,000
Fifth Third Center	3.37%	October 2026	123,750	126,548
Colorado Tower	3.45%	September 2026	104,785	106,862
Domain 10	3.75%	November 2024	71,037	72,558
			520,572	526,968
			$2,670,572	$2,462,068

Unamortized original issue discount			(1,447)	—
Unamortized loan costs			(7,833)	(4,441)
Total Notes Payable			$2,661,292	$2,457,627
(1) Interest rate as of September 30, 2024.
(2) Weighted average maturity of notes payable outstanding at September 30, 2024 was 3.8 years. Unexercised extension options are not included.
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
The interest rate applicable to the Credit Facility varies according to the Company's credit rating and leverage ratio and may, at the election of the Company, be determined based on either (1) the Daily SOFR or Term SOFR, plus a SOFR adjustment of 0.10% ("Adjusted SOFR") and a spread of between 0.725% and 1.40%, or (2) the greater of (i) Bank of America's prime rate, (ii) the federal funds rate plus 0.50%, (iii) Term SOFR, plus a SOFR adjustment of 0.10%, and 1.00%, or (iv) 1.00%, plus a spread of between 0.00% and 0.40%, based on leverage. In addition to the interest rate, the Credit Facility is also subject to a facility fee of 0.125% to 0.30%, depending on the Company's credit rating and leverage ratio, on the entire $1 billion capacity.
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
At September 30, 2024, the Credit Facility's interest rate spread over Adjusted SOFR was 0.775%, and the facility fee spread was 0.15%. The amount that the Company may draw under the Credit Facility is a defined calculation based on the Company's unencumbered assets and other factors. The total available borrowing capacity under the Credit Facility was $1.0 billion at September 30, 2024. Any amounts outstanding under the Credit Facility may be accelerated upon the occurrence of any events of default.
Term Loans
On October 3, 2022, the Company entered into a Delayed Draw Term Loan Agreement (the "2022 Term Loan") and borrowed the full $400 million available under the loan. The loan matures on March 3, 2025 with four consecutive options to extend the maturity date for an additional six months each. Under the 2022 Term Loan the interest rate applicable varies according to the Company's credit rating and leverage ratio and may, at the election of the Company, be determined based on either (1) the Daily SOFR or Term SOFR, plus a SOFR adjustment of 0.10% ("Adjusted SOFR") and a spread of between 0.80% and 1.60%, or (2) the greater of (i) Bank of America's prime rate, (ii) the federal funds rate plus 0.50%, (iii) Term SOFR, plus a SOFR adjustment of 0.10%, and 1.00%, (iv) or 1.00%, plus a spread of between 0.00% and 0.65%, based on leverage. The covenants under the 2022 Term Loan are the same as the Credit Facility. At September 30, 2024, the spread over the underlying SOFR rates was 0.85% for the 2022 Term Loan.
On April 19, 2023, the Company entered into a floating-to-fixed rate swap with respect to $200 million of the $400 million 2022 Term Loan through the initial maturity date of March 3, 2025. This swap fixed the underlying SOFR rate at 4.298%. On January 26, 2024, the Company entered into a floating-to-fixed rate swap with respect to remaining $200 million of the $400 million 2022 Term Loan through the initial maturity date of March 3, 2025. This swap fixed the underlying SOFR rate at 4.6675% (see note 8). These two swaps fix the underlying SOFR rate for the full $400 million at a weighted average of 4.483%.
On June 28, 2021, the Company entered into an Amended and Restated Term Loan Agreement (the "2021 Term Loan") that amended the former term loan agreement. Under the 2021 Term Loan, the Company has borrowed $350 million with an initial maturity of August 30, 2024 with four consecutive options to extend the maturity date for an additional 180 days each. In August 2024, the Company paid down $100 million of the $350 million outstanding and exercised the first of our four 180 day extension options, extending the maturity date on the remaining $250 million to February 26, 2025. On September 19, 2022, the Company entered into the First Amendment to the 2021 Term Loan. This amendment aligns covenants and available interest rates, including the addition of SOFR, to that of the Credit Facility. Under the terms of this First Amendment the interest rate applicable to the 2021 Term Loan varies according to the Company's credit rating and leverage ratio and may, at the election of the Company, be determined based on either (1) the Daily SOFR or Term SOFR, plus a SOFR adjustment of 0.10% ("Adjusted SOFR") and a spread of between 0.85% and 1.65%, or (2) the greater of (i) Bank of America's prime rate, (ii) the federal funds rate plus 0.50%, (iii) Term SOFR, plus a SOFR adjustment of 0.10%, and 1.00%, (iv) or 1.00%, plus a spread of between 0.00% and 0.65%, based on leverage. At September 30, 2024, the spread over the underlying SOFR rates was 1.00% for the 2021 Term Loan.
On September 27, 2022, the Company entered into a floating-to-fixed interest rate swap with respect to the $350 million 2021 Term Loan through the maturity date of August 30, 2024. This swap effectively fixed the underlying SOFR rate at 4.234% (see note 8). This Swap matured, and the loan has reverted to the underlying variable SOFR rate.

In April 2024, the Company notified the administrative agent of the 2022 Term Loan and 2021 Term Loan of the Company's receipt of corporate investment grade ratings received. These ratings reduced the Adjusted SOFR spread range, effective April 17, 2024. Changes in the Company's investment grade ratings may result in additional adjustments to the applicable spread in the future. Prior to April 17, 2024, the applicable spread was between 1.05% and 1.65% for both the 2022 Term Loan and 2021 Term Loan, depending on leverage.
Unsecured Senior Notes
In August 2024, CPLP issued $500.0 million in aggregate principal amount of 5.875% Senior Notes (the "Public Senior Notes"), which mature on October 1, 2034. Upon issuance of the Public Senior Notes, CPLP received net proceeds of $498.5 million dollars after an original issue discount of $1.5 million. The effective interest rate is 5.912%. The Public Senior Notes are fully and unconditionally guaranteed by the Company. The proceeds were used to repay $373.8 million outstanding on the Credit Facility and repay $100 million of the $350 million outstanding on the 2021 Term Loan. The Company holds the remaining funds in an interest-bearing cash account as of September 30, 2024 for general corporate purposes. The Public Senior Notes mature on October 1, 2034.
The Public Senior Notes are subject to certain typical covenants that, subject to certain exceptions, include (a) a limitation on the ability of the Company and CPLP to, among other things, incur additional secured and unsecured indebtedness; (b) a limitation on the ability of the Company and CPLP to merge, consolidate, sell, lease or otherwise dispose of their properties and assets substantially as an entirety; and (c) a requirement that the Company maintain a pool of unencumbered assets. To avoid any such limitations, these covenants require, among other things, maintaining the following financial metrics as defined in the agreement: unencumbered debt ratio of at least 150%; an EBITDA to debt service ratio of at least 1.50x; a secured leverage ratio of no more than 40%; and an overall leverage ratio of no more than 60%.
The Company also has privately placed unsecured senior notes of $1.0 billion that were funded in five tranches. The first tranche of $100 million is due in 2027 and has a fixed annual interest rate of 4.09%. The second tranche of $250 million is due in 2025 and has a fixed annual interest rate of 3.91%. The third tranche of $125 million is due in 2027 and has a fixed annual interest rate of 3.78%. The fourth tranche of $250 million is due in 2028 and has a fixed annual interest rate of 3.86%. The fifth tranche of $275 million is due in 2029 and has a fixed annual interest rate of 3.95%.
The unsecured privately placed senior notes contain financial covenants that are same as with those of our Credit Facility, with the exception of a secured leverage ratio of no more than 40%. The senior notes also contain customary representations and warranties and affirmative and negative covenants, as well as customary events of default.
Secured Mortgage Notes
As of September 30, 2024, the Company had $520.6 million outstanding on five non-recourse mortgage notes with a weighted average interest rate of 4.70%. All interest rates on the secured mortgage notes are fixed. Assets with depreciated carrying values of $870.7 million are pledged as security on these mortgage notes payable. For each non-recourse mortgage loan, the Company provides a customary "non-recourse carve-out guaranty." Additional guarantees related to re-leasing costs may also apply.
Other Debt Information
The Company is in compliance with all covenants related to its unsecured and secured debt.
At September 30, 2024 and December 31, 2023, the estimated fair value of the Company’s notes payable was $2.7 billion and $2.4 billion, respectively, calculated by discounting the debt's remaining contractual cash flows at estimated current market rates at which similar loans could have been obtained at September 30, 2024 and December 31, 2023. The estimate of the current market rates, which is the most significant input in the discounted cash flow calculation, is intended to replicate debt of similar maturity and loan-to-value relationship. These fair value calculations are considered to be Level 2 under the guidelines as set forth in ASC 820, as the Company utilizes market rates for similar type loans from third party brokers.
For the three and nine months ended September 30, 2024 and 2023, interest expense was recorded as follows ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Total interest incurred	$33,687	$31,180	$99,242	$92,278
Interest capitalized	(2,914)	(4,172)	(9,818)	(14,268)
Total interest expense	$30,773	$27,008	$89,424	$78,010

8. DERIVATIVE FINANCIAL INSTRUMENTS
On April 19, 2023, the Company entered into a floating-to-fixed interest rate swap ("2023 Swap") with respect to $200 million of the $400 million 2022 Term Loan through the initial loan maturity date of March 3, 2025, fixing the underlying SOFR rate for this portion of the loan at 4.298%. On January 26, 2024, the Company entered into a floating-to-fixed interest rate swap ("2024 Swap") with respect to the remaining $200 million of the $400 million 2022 Term Loan through the maturity date of March 3, 2025, fixing the underlying SOFR rate for this portion of the loan at 4.6675%. These swaps effectively fix the underlying SOFR rate at a weighted average of 4.483% for the entire $400 million through the initial maturity. As of September 30, 2024, the fair values of the 2023 Swap and 2024 Swap on the 2022 Term Loan resulted in a $104,000 asset and a $206,000 liability, respectively. As of December 31, 2023, the fair value of the 2023 Swap on the 2022 Term Loan resulted in a $555,000 asset. These assets and liabilities are included in other assets and other liabilities, respectively, on the Company's condensed consolidated balance sheets.
On September 27, 2022, the Company entered into a floating-to-fixed interest rate swap ("2022 Swap") with respect to the $350 million 2021 Term Loan through the initial loan maturity date of August 30, 2024. This swap effectively fixed the underlying SOFR rate at 4.234%. The 2022 Swap expired upon its August 30, 2024 maturity and there were no amounts recorded on the Company's balance sheet related to this swap as of September 30, 2024. As of December 31, 2023, the fair value this swap on the 2021 Term Loan resulted in a $1.7 million asset and is included in other assets on the Company's condensed consolidated balance sheets.
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
The table below presents the effect of the Company's derivative financial instruments on the condensed consolidated statements of operations for the three and nine months ended September 30, 2024 and 2023 ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Cash Flow Hedges:	2024	2023	2024	2023
Amount of income (loss) recognized in accumulated other comprehensive income on interest rate derivatives	$(1,380)	$1,503	$2,708	$6,397
Amount of income reclassified from accumulated other comprehensive income into income as a reduction of interest expense	$(1,489)	$(1,345)	$(5,002)	$(2,441)
Total amount of interest expense presented in the condensed consolidated statements of operations	$30,773	$27,008	$89,424	$78,010
The Company estimates that $102,000 will be reclassified out of accumulated other comprehensive income as an increase of interest expense related to the 2023 and 2024 Swaps through their maturity on March 3, 2025.
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

9. OTHER LIABILITIES
Other liabilities on the condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023 included the following ($ in thousands):

	2024	2023
Ground lease liability	$49,951	$53,348
Prepaid rent	33,101	34,872
Security deposits	16,045	15,050
Other liabilities	1,707	1,560
	$100,804	$104,830
10. COMMITMENTS AND CONTINGENCIES
Commitments
The Company had outstanding performance bonds totaling $414,000 at September 30, 2024. As a lessor, the Company had $114.8 million in future obligations under leases to fund tenant improvements and other future construction obligations at September 30, 2024. Additionally, the Company had $8.4 million of future funding commitments related to investments in real estate debt at September 30, 2024 as discussed in note 3.
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
To date, the Company has issued 2.6 million shares for a gross sales price of $105.1 million under the ATM Program which generated cash proceeds of $101.4 million, net of $1.1 million of compensation to be paid with respect to Forward Sales, $1.7 million of dividends owed during the period the Forward Sales were outstanding, and $900,000 of other transaction related costs. The Company did not issue any shares under the ATM Program during the nine months ended September 30, 2024 or 2023 and did not have any outstanding Forward Sales contracts for the sale of its common stock as of September 30, 2024 or December 31, 2023.
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
For the three and nine months ended September 30, 2024, the Company recognized rental property revenues of $207.3 million and $627.6 million, respectively, of which $56.2 million and $178.2 million, respectively, represented variable rental revenue. For the three and nine months ended September 30, 2023, the Company recognized rental property revenues of $198.4 million and $602.5 million, respectively, of which $52.9 million and $174.3 million, respectively, represented variable rental revenue.
For the three and nine months ended September 30, 2024, the Company recognized fee and other revenue of $2.0 million and $3.9 million, respectively. Included in 2024 other revenue is interest income from investments in real estate debt (see note 3). For the three and nine months ended September 30, 2023, the Company recognized fee and other revenue of $419,000 and $3.4 million, respectively.

13. STOCK-BASED COMPENSATION
The Company currently has several types of employee stock-based compensation — restricted stock, restricted stock units ("RSUs"), issued under the Cousins Properties Incorporated 2019 Ominbus Incentive Stock Plan (the "2019 Plan"), and the Employee Stock Purchase Plan ("ESPP"). While the Company's 2019 Plan also allows for the issuance of stock options, none had been issued or exercised or were outstanding as of or during any of the periods presented. A portion of the Company's independent directors' compensation is also provided in the form of company stock.
The Company's compensation expense for the three and nine months ended September 30, 2024 relates to restricted stock, stock-settled RSUs, and the ESPP. Restricted stock and the stock-settled RSUs are equity-classified awards for which compensation expense per share is fixed. Cash-settled RSUs are liability-classified awards for which the expense fluctuates from period to period dependent, in part, on the Company's stock price. Cash-settled RSUs were last awarded in 2019 and were fully expensed as of March 31, 2023. For the three and nine months ended September 30, 2024 and 2023, stock-based compensation expense, net of forfeitures, was recorded as follows ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Equity-classified awards:
Restricted stock	$1,047	$930	$3,088	$2,715
Market-based RSUs	1,521	1,095	5,373	3,954
Performance-based RSUs	510	350	1,543	1,133
Director grants	391	408	1,196	1,193
Employee Stock Purchase Plan	24	34	72	104
Total equity-classified award expense, net of forfeitures	3,493	2,817	11,272	9,099

Liability-classified awards
Time-vested RSUs	—	—	—	61
Total liability-classified award expense, net of forfeitures	—	—	—	61
Total stock-based compensation expense, net of forfeitures	$3,493	$2,817	$11,272	$9,160

In 2024 and 2023, the Company granted three types of equity-classified awards to key employees under the 2019 Plan: (1) RSUs based on the Total Stockholder Return ("TSR") of the Company, as defined in the award documents, relative to that of office peers included in the Nareit Office Index (the "Market-based RSUs"), (2) RSUs based on the ratio of cumulative funds from operations per share to targeted cumulative funds from operations per share (the “Performance-based RSUs”), and (3) restricted stock.
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

14. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2024 and 2023 ($ in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Earnings per common share - basic:
Numerator:
Net income	$11,356	$19,491	$32,768	$64,924
Net income attributable to noncontrolling interests in CPLP from continuing operations	(1)	(4)	(5)	(11)
Net income attributable to other noncontrolling interests	(157)	(126)	(437)	(735)
Net income available to common stockholders	$11,198	$19,361	$32,326	$64,178

Denominator:
Weighted average common shares - basic	152,140	151,774	152,060	151,692
Net income per common share - basic	$0.07	$0.13	$0.21	$0.42

Earnings per common share - diluted:
Numerator:
Net income	$11,356	$19,491	$32,768	$64,924
Net income attributable to other noncontrolling interests	(157)	(126)	(437)	(735)
Net income available for common stockholders before allocation of net income attributable to noncontrolling interests in CPLP	$11,199	$19,365	$32,331	$64,189

Denominator:
Weighted average common shares - basic	152,140	151,774	152,060	151,692
Add:
Potential dilutive common shares - ESPP	5	—	2	—
Potential dilutive common shares - restricted stock units, less shares assumed purchased at market price	642	249	517	301
Weighted average units of CPLP convertible into common shares	25	25	25	25
Weighted average common shares - diluted	152,812	152,048	152,604	152,018
Net income per common share - diluted	$0.07	$0.13	$0.21	$0.42

15. CONSOLIDATED STATEMENTS OF CASH FLOWS - SUPPLEMENTAL INFORMATION
Supplemental information related to the cash flows, including significant non-cash activity affecting the condensed consolidated statements of cash flows, for the three and nine months ended September 30, 2024 and 2023 is as follows ($ in thousands):

	2024	2023
Interest paid, net of amounts capitalized	$93,742	$84,205
Income taxes paid	—	—
Non-Cash Activity:
Retirement of treasury stock	145,696	—
Tenant improvements funded by tenants	92,001	48,120
Common stock dividends declared and accrued	49,687	49,296
Accrued capital expenditures included in accounts payable and accrued expenses	94,780	81,707
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

Segment net income, amount of capital expenditures, and total assets are not presented in the following tables because management does not utilize these measures when analyzing its segments or when making resource allocation decisions. Information on the Company's segments along with a reconciliation of NOI to net income for the three and nine months ended September 30, 2024 and 2023 are as follows ($ in thousands):

Three Months Ended September 30, 2024	Office	Non-Office	Total
Revenues:
Atlanta	$78,142	$487	$78,629
Austin	69,080	—	69,080
Charlotte	13,879	1,890	15,769
Dallas	4,422	—	4,422
Phoenix	15,179	—	15,179
Tampa	18,715	—	18,715
Other markets	8,763	117	8,880
Total segment revenues	208,180	2,494	210,674
Less: Company's share of rental property revenues from unconsolidated joint ventures	(2,810)	(604)	(3,414)
Total rental property revenues	$205,370	$1,890	$207,260

Three Months Ended September 30, 2023	Office	Non-Office	Total
Revenues:
Atlanta	$75,857	$479	$76,336
Austin	62,250	—	62,250
Charlotte	14,338	1,711	16,049
Dallas	4,280	—	4,280
Phoenix	16,339	—	16,339
Tampa	18,797	—	18,797
Other markets	6,669	—	6,669
Total segment revenues	198,530	2,190	200,720
Less: Company's share of rental property revenues from unconsolidated joint ventures	(1,812)	(479)	(2,291)
Total rental property revenues	$196,718	$1,711	$198,429

Nine Months Ended September 30, 2024	Office	Non-Office	Total
Revenues:
Atlanta	$231,598	$1,471	$233,069
Austin	213,688	—	213,688
Charlotte	42,247	5,286	47,533
Dallas	13,191	—	13,191
Phoenix	44,677	—	44,677
Tampa	57,821	—	57,821
Other markets	25,454	128	25,582
Total segment revenues	628,676	6,885	635,561
Less: Company's share of rental property revenues from unconsolidated joint ventures	(6,410)	(1,599)	(8,009)
Total rental property revenues	$622,266	$5,286	$627,552

Nine Months Ended September 30, 2023	Office	Non-Office	Total
Revenues:
Atlanta	$221,149	$1,405	$222,554
Austin	198,294	—	198,294
Charlotte	43,831	5,253	49,084
Dallas	12,692	—	12,692
Phoenix	50,142	—	50,142
Tampa	56,286	—	56,286
Other markets	20,027	—	20,027
Total segment revenues	602,421	6,658	609,079
Less: Company's share of rental property revenues from unconsolidated joint ventures	(5,215)	(1,405)	(6,620)
Total rental property revenues	$597,206	$5,253	$602,459

NOI by reportable segment for the three and nine months ended September 30, 2024 and 2023 are as follows ($ in thousands):

Three Months Ended September 30, 2024	Office	Non-Office	Total
Net Operating Income:
Atlanta	$49,869	$237	$50,106
Austin	48,261	—	48,261
Charlotte	9,684	1,271	10,955
Dallas	3,563	—	3,563
Phoenix	10,867	—	10,867
Tampa	12,657	—	12,657
Other markets	5,995	(328)	5,667
Total Net Operating Income	$140,896	$1,180	$142,076

Three Months Ended September 30, 2023	Office	Non-Office	Total
Net Operating Income:
Atlanta	$48,806	$316	$49,122
Austin	43,376	—	43,376
Charlotte	10,947	1,150	12,097
Dallas	3,235	—	3,235
Phoenix	11,950	—	11,950
Tampa	11,444	—	11,444
Other markets	3,660	—	3,660
Total Net Operating Income	$133,418	$1,466	$134,884

Nine Months Ended September 30, 2024	Office	Non-Office	Total
Net Operating Income:
Atlanta	$148,742	$826	$149,568
Austin	142,065	—	142,065
Charlotte	29,833	3,524	33,357
Dallas	10,432	—	10,432
Phoenix	32,852	—	32,852
Tampa	36,939	—	36,939
Other markets	17,175	(372)	16,803
Total Net Operating Income	418,038	3,978	422,016

Nine Months Ended September 30, 2023	Office	Non-Office	Total
Net Operating Income:
Atlanta	$144,564	$870	$145,434
Austin	126,179	—	126,179
Charlotte	32,473	3,475	35,948
Dallas	9,678	—	9,678
Phoenix	33,973	—	33,973
Tampa	34,816	—	34,816
Other markets	10,836	—	10,836
Total Net Operating Income	392,519	4,345	396,864

The following reconciles Net Operating Income from net income for each of the periods presented ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net Income	$11,356	$19,491	$32,768	$64,924
Fee income	(495)	(318)	(1,280)	(1,044)
Termination fee income	(895)	(271)	(2,451)	(6,977)
Other income	(1,457)	(101)	(2,599)	(2,393)
General and administrative expenses	9,204	8,336	27,325	24,795
Interest expense	30,773	27,008	89,424	78,010
Depreciation and amortization	89,784	79,492	271,429	235,531
Reimbursed expenses	188	149	479	515
Other expenses	327	623	1,602	1,484
Loss (income) from unconsolidated joint ventures	1,575	(582)	788	(2,008)
Net operating income from unconsolidated joint ventures	1,716	1,564	4,629	4,532
Gain on investment property transactions	—	(507)	(98)	(505)
Net Operating Income	$142,076	$134,884	$422,016	$396,864

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
Overview of 2024 Performance and Company and Industry Trends
Cousins Properties Incorporated ("Cousins") (and collectively, with its subsidiaries, the "Company," "we," "our," or "us") is a publicly traded (NYSE: CUZ), self-administered, and self-managed real estate investment trust, or REIT. Cousins conducts substantially all of its business through Cousins Properties LP ("CPLP"). Cousins owns in excess of 99% of CPLP and consolidates CPLP. CPLP owns Cousins TRS Services LLC, a taxable entity that owns and manages its own real estate portfolio and performs certain real estate related services. Our strategy is to create value for our stockholders through ownership of the premier urban office portfolio in the Sun Belt markets, with a particular focus on Atlanta, Austin, Phoenix, Tampa, Charlotte, Dallas, and Nashville. This strategy is based on a disciplined approach to capital allocation that includes opportunistic acquisitions, selective developments, and timely dispositions of non-core assets with a goal of maintaining a portfolio of newer and more efficient properties with lower capital expenditure requirements. This strategy is also based on a simple, flexible, and low-leveraged balance sheet that allows us to pursue compelling growth opportunities at the most advantageous points in the cycle. To implement this strategy, we leverage our strong local operating platforms within each of our major markets.
In the quarter, we leased or renewed 763,000 square feet of office space, including 611,000 of new and expansion leases representing 80% of the total leasing activity. Straight-line net rent per square foot increased 30.7% for those office spaces that were under lease within the past year. Same property net operating income (defined below) for consolidated properties and our share of unconsolidated properties increased 4.2% between the three months ended September 30, 2024 and 2023.
For the nine months ended September 30, 2024 we have leased or renewed 1,557,000 square feet of office space, including 1,137,000 of new and expansion leases representing 73% of the total leasing activity. Straight-line net rent per square foot increased by 29.9% for those office spaces that were under lease within the past year. Same property net operating income for consolidated properties and our share of unconsolidated properties increased 5.0% between the nine months ended September 30, 2024 and 2023.
We believe the Sun Belt, and in particular the seven Sun Belt markets in which we primarily operate, will continue to outperform the broader office sector evidenced by a clear bifurcation between Sun Belt and Gateway market fundamentals. In addition, as the flight to quality trend accelerates among office users, we believe our trophy portfolio is well positioned to benefit from, and ultimately outperform in, the current office real estate environment.
Results of Operations For The Three and Nine Months Ended September 30, 2024
General
Net income available to common stockholders for the three and nine months ended September 30, 2024 was $11.2 million and $32.3 million, respectively. For the three and nine months ended September 30, 2023, the net income available to common stockholders was $19.4 million and $64.2 million, respectively. We detail below material changes in the components of net income available to common stockholders for the three and nine months ended September 30, 2024 compared to 2023.
Rental Property Revenue, Rental Property Operating Expenses, and Net Operating Income
The following results include the performance of our Same Property portfolio. Our Same Property portfolio includes office properties that were stabilized and owned by us for the entirety of each comparable reporting period presented. Same Property amounts for the 2024 versus 2023 comparison are from properties that were stabilized and owned as of January 1, 2023 through September 30, 2024.
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

The following table reconciles NOI for consolidated properties from net income for each of the periods presented ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net Income	$11,356	$19,491	$32,768	$64,924
Fee income	(495)	(318)	(1,280)	(1,044)
Termination fee income	(895)	(271)	(2,451)	(6,977)
Other income	(1,457)	(101)	(2,599)	(2,393)
General and administrative expenses	9,204	8,336	27,325	24,795
Interest expense	30,773	27,008	89,424	78,010
Depreciation and amortization	89,784	79,492	271,429	235,531
Reimbursed expenses	188	149	479	515
Other expenses	327	623	1,602	1,484
Loss (income) from unconsolidated joint ventures	1,575	(582)	788	(2,008)
Gain on investment property transactions	—	(507)	(98)	(505)
Net Operating Income	$140,360	$133,320	$417,387	$392,332

Consolidated rental property revenues, rental property operating expenses, and NOI changed between the 2024 and 2023 periods as follows ($ in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Rental Property Revenues
Same Property	$196,720	$190,732	$5,988	3.1%	$597,993	$576,714	$21,279	3.7%
Non-Same Property	9,645	7,426	2,219	29.9%	27,108	18,768	8,340	44.4%
	206,365	198,158	8,207	4.1%	625,101	595,482	29,619	5.0%

Termination Fee Income	895	271	624		2,451	6,977	(4,526)
Total Rental Property Revenues	$207,260	$198,429	$8,831		$627,552	$602,459	$25,093

Rental Property Operating Expenses
Same Property	$62,973	$62,509	$464	0.7%	$198,721	$196,741	$1,980	1.0%
Non-Same Property	3,032	2,329	703	30.2%	8,993	6,409	2,584	40.3%
Total Rental Property Operating Expenses	$66,005	$64,838	$1,167	1.8%	$207,714	$203,150	$4,564	2.2%

Net Operating Income
Same Property NOI	$133,747	$128,223	$5,524	4.3%	$399,272	$379,973	$19,299	5.1%
Non-Same Property NOI	6,613	5,097	1,516	29.7%	18,115	12,359	5,756	46.6%
Total NOI	$140,360	$133,320	$7,040	5.3%	$417,387	$392,332	$25,055	6.4%
Same Property NOI represents Net Operating Income for those office properties that were stabilized and owned by the Company for the entirety of all comparable reporting periods presented. Same Property NOI allows analysts, investors, and management to analyze continuing operations and evaluate the growth trend of the Company's portfolio.
Same Property Rental Property Revenues increased for the three and nine months ended September 30, 2024 compared to the same periods in the prior year primarily due to an increase in economic occupancy at our BriarLake Plaza, San Jacinto Center, and Promenade Tower office properties and increases in revenues recognized from tenant funded improvements owned by us. In addition, parking revenue from our Same Property portfolio increased compared to the same period in the prior year.
Non-Same Property Rental Property Revenues, Rental Property Operating Expenses, and NOI increased for the three and nine months ended September 30, 2024 compared to the same period in the prior year primarily due to the commencement of operations at our Domain 9 building in the first quarter of 2024 and increased economic occupancy at our recently renovated Promenade Central operating property. This increase is partially offset by a full building redevelopment at our Hayden Ferry 1 building, which began in the fourth quarter of 2023.

Interest Expense
Interest expense, net of amounts capitalized, increased $3.8 million, or 13.9%, and $11.4 million, or 14.6%, for the three and nine months ended September 30, 2024, respectively, compared to the same periods in the prior year. This increase is primarily due to decreases in capitalized interest as we finished construction on the core building and began operations at our Domain 9 building in the first quarter of 2024. In addition to the decreases in capitalized interest, increases are driven by higher variable interest rates and an increase in borrowings following the issuance of the public unsecured senior note, which were partially offset by the payment of $100.0 million on the 2021 Term Loan and a full repayment of the outstanding balance of the credit facility in the third quarter of 2024.
Depreciation and Amortization
Depreciation and amortization changed between the 2024 and 2023 periods as follows ($ in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Depreciation and Amortization
Same Property	$80,088	$75,329	$4,759	6.3%	$243,140	$223,839	$19,301	8.6%
Non-Same Property	9,579	4,050	5,529	136.5%	27,941	11,361	16,580	145.9%
Non-Real Estate Assets	117	113	4	3.5%	348	331	17	5.1%
Total Depreciation and Amortization	$89,784	$79,492	$10,292	12.9%	$271,429	$235,531	$35,898	15.2%

Same Property depreciation and amortization increased for the three and nine months ended September 30, 2024 compared to the same periods in the prior year due to an increase of assets in service during the current periods, primarily from tenant improvements.
Non-Same Property depreciation and amortization increased for the three and nine months ended September 30, 2024 compared to the same periods in the prior year primarily due to the completion of development at Domain 9 and a full building redevelopment at Promenade Central, as well as changes in the estimated useful lives of building and improvements at some of our operating properties. These increases were partially offset by our suspension of depreciation related to our full building redevelopment at our Hayden Ferry 1 building, which began in the fourth quarter of 2023.
Income and Net Operating Income from Unconsolidated Joint Ventures
Income from unconsolidated joint ventures consisted of the Company's share of the following ($ in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Income (loss) from unconsolidated joint ventures	$(1,575)	$582	$(2,157)	(370.6)%	$(788)	$2,008	$(2,796)	(139.2)%
Depreciation and amortization	1,728	485	1,243	256.3%	2,700	1,440	1,260	87.5%
Interest expense	1,507	508	999	196.7%	2,670	1,150	1,520	132.2%
Other expense	118	24	94	391.7%	164	44	120	272.7%
Other income	(62)	(35)	(27)	77.1%	(117)	(110)	(7)	6.4%
Net operating income from unconsolidated joint ventures	$1,716	$1,564	$152	9.7%	$4,629	$4,532	$97	2.1%

Net operating income:
Same Property	1,098	1,235	(137)	(11.1)%	3,520	3,601	(81)	(2.2)%
Non-Same Property	618	329	289	87.8%	1,109	931	178	19.1%
Net operating income from unconsolidated joint ventures	$1,716	$1,564	$152	9.7%	$4,629	$4,532	$97	2.1%
Income from unconsolidated joint ventures decreased and interest from unconsolidated debt increased for the three and nine months ended September 30, 2024 compared to the same periods in the prior year primarily due to an increase in interest expense driven by the June 2023 refinancing of a mortgage by our Crawford Long joint venture and a reduction in capitalized interest and operating expenses related to the development at our Neuhoff joint venture as operations began in January 2024. Unconsolidated depreciation and amortization expense increased for the three and nine months ended September 30, 2024 compared to the same periods in the prior year primarily due to development activities winding down and operations beginning at our Neuhoff joint venture in January 2024.

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
The reconciliation of net income to FFO is as follows for the three and nine months ended September 30, 2024 and 2023 ($ in thousands, except per share information):

	Three Months Ended September 30,
	2024			2023
	Dollars	Weighted Average Common Shares	Per Share Amount	Dollars	Weighted Average Common Shares	Per Share Amount
Net Income Available to Common Stockholders	$11,198	152,140	$0.07	$19,361	151,774	$0.13
Noncontrolling interest related to unitholders	1	25	—	4	25	—
Potentially dilutive common shares - ESPP	—	5	—	—	—	—
Conversion of unvested restricted stock units	—	642	—	—	249	—

Net Income — Diluted	11,199	152,812	0.07	19,365	152,048	0.13
Depreciation and amortization of real estate assets:
Consolidated properties	89,667	—	0.59	79,379	—	0.52
Share of unconsolidated joint ventures	1,728	—	0.01	485	—	—
Partners' share of real estate depreciation	(260)	—	—	(257)	—	—
Funds From Operations	$102,334	152,812	$0.67	$98,972	152,048	$0.65

	Nine Months Ended September 30,
	2024			2023
	Dollars	Weighted Average Common Shares	Per Share Amount	Dollars	Weighted Average Common Shares	Per Share Amount
Net Income Available to Common Stockholders	$32,326	152,060	$0.21	$64,178	151,692	$0.42
Noncontrolling interest related to unitholders	5	25	—	11	25	—
Potentially dilutive common shares - ESPP	—	2	—	—	—	—
Conversion of unvested restricted stock units	—	517	—	—	301	—

Net Income — Diluted	32,331	152,604	0.21	64,189	152,018	0.42
Depreciation and amortization of real estate assets:
Consolidated properties	271,082	—	1.78	235,199	—	1.55
Share of unconsolidated joint ventures	2,700	—	0.02	1,440	—	—
Partners' share of real estate depreciation	(836)	—	(0.01)	(813)	—	—
Loss (gain) on sale of depreciated properties:
Consolidated properties	(101)	—	—	2	—	—
Funds From Operations	$305,176	152,604	$2.00	$300,017	152,018	$1.97
Liquidity and Capital Resources
Our primary short-term and long-term liquidity needs include the following:
•property operating expenses;
•property, land, and other real estate related acquisitions;
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
Our material capital expenditure commitments as of September 30, 2024 include $114.8 million of unfunded tenant improvements and construction costs. As of September 30, 2024, we had no amounts drawn under our credit facility with the ability to borrow the full $1.0 billion, as well as $76.1 million of cash and cash equivalents on hand. We expect to have sufficient liquidity to meet our obligations for the foreseeable future.
Other Debt Information
In addition to our $1 billion unsecured Credit Facility (with no amount outstanding as of September 30, 2024), we also have unsecured debt from two term loans totaling $650 million, one public unsecured senior note of $500 million, and five tranches of privately place unsecured senior notes totaling $1 billion. Under our Credit Facility and our 2022 and 2021 Term Loans, the interest rates applicable vary according to the Company's leverage ratio and current applicable credit ratings (see note 7). In April 2024, the Company notified the administrative agent of the Credit Facility and the terms loans of corporate investment grade ratings received. These ratings reduced the Credit Facility's current applicable spread to 0.775% and 2022 and 2021 Term Loans' current applicable spreads to 0.85% and 1.00%, respectively. There can be no assurance that the Company will maintain any particular rating in the future and if our credit ratings decrease, then we may be subject to higher applicable spreads.

Our existing mortgage debt is comprised of non-recourse, fixed-rate mortgage notes secured by various real estate assets. We expect to either refinance our non-recourse mortgage loans at maturity or repay the mortgage loans with other capital resources, including our credit facility, unsecured debt, non-recourse mortgages, construction loans, the sale of assets, joint venture equity, the issuance of common stock, the issuance of preferred stock, or the issuance of units of CPLP. For each non-recourse mortgage loan, the Company provides a customary "non-recourse carve-out guaranty." Additional guarantees related to re-leasing costs may also apply. Many of our non-recourse mortgages contain covenants that, if not satisfied, could result in acceleration of the maturity of the debt. We expect to either refinance the non-recourse mortgages at maturity or repay the mortgages with proceeds from asset sales, debt, or other capital resources. The portion of our consolidated debt bearing interest at a fixed rate is 91%. The 9% of consolidated debt that bears interest at a floating rate is based on SOFR.
We are in compliance with all covenants of our existing unsecured and secured debt.
Future Capital Requirements
To meet capital requirements for future investment activities over the long-term, we intend to actively manage our portfolio of properties and strategically sell assets to exit our non-core holdings and reposition our portfolio of income-producing assets. We expect to continue to utilize cash retained from operations, as well as third-party sources of capital such as indebtedness, to fund future commitments as well as utilize construction facilities for some development assets, if available and under appropriate terms. We may also generate capital through the issuance of securities that include common or preferred stock, warrants, debt securities, or the issuance of CPLP limited partnership units. The Company and CPLP have filed a registration statement on Form S-3 with the SEC registering, among other securities, debt securities of CPLP, which are fully and unconditionally guaranteed by the Company. Separate Consolidated Financial Statements of CPLP have not been presented in accordance with the amendments to Rule 3-10 of Regulation S-X. Furthermore, as permitted under Rule 13-01(a)(4)(vi), the Company has excluded the summarized financial information for CPLP as the assets, liabilities and results of operations of the Company and the CPLP are not materially different than the corresponding amounts presented in the Consolidated Financial Statements of the Company, and management believes such summarized financial information would be repetitive and not provide incremental value to investors.
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
Cash Flows
We report and analyze our cash flows based on operating activities, investing activities, and financing activities. The following table sets forth the changes in cash flows ($ in thousands):

	Nine Months Ended September 30,
	2024	2023	Change
Net cash provided by operating activities	$271,195	$277,518	$(6,323)
Net cash used in investing activities	(253,879)	(212,094)	(41,785)
Net cash provided by (used in) financing activities	52,780	(63,643)	116,423

The reasons for significant increases and decreases in cash flows between the periods are as follows:
Cash Flows from Operating Activities. Cash flows provided by operating activities decreased $6.3 million between the 2024 and 2023 nine month periods primarily due to the following: timing of receipt of prepaid rents from tenants and the suspension of operations related to our full building redevelopment of Hayden Ferry 1 that began in the fourth quarter of 2023 partially offset by rent abatement ending at our 100 Mill property and the commencement of operations in the first quarter of 2024 at our Domain 9 property.
Cash Flows from Investing Activities. Cash flows used in investing activities increased $41.8 million between the 2024 and 2023 nine month periods primarily due to the acquisition of investments in real estate debt in May and June of 2024, initial contributions related to the formation of our new joint venture to acquire the Proscenium operating property in August of 2024, and a return of capital distribution from our Crawford Long unconsolidated joint venture received in May 2023. These increases are partially offset by a decrease in contributions to our Neuhoff Holdings LLC ("Neuhoff") joint venture needed to fund our equity share of the development of the Nashville mixed-used project and a decrease in capital expenditures (see table below).
Cash Flows from Financing Activities. Cash flows from financing activities increased $116.4 million between the 2024 and 2023 nine month periods primarily due to the issuance of the $500 million public unsecured senior note in August of 2024, partially offset by the 2024 payoff of all amounts outstanding on our credit facility and a 2024 repayment of $100 million on our 2021 Term Loan.

Capital Expenditures. We incur costs related to our real estate assets that include acquisition of properties, development of new properties, redevelopment of existing or newly purchased properties, leasing costs (including tenant improvements) for new or replacement tenants, and ongoing property repairs, maintenance, and improvements.
Capital expenditures for assets we develop or acquire and then hold and operate are included in the property acquisition, development, and tenant asset expenditures line item within investing activities on the condensed consolidated statements of cash flows. The change in amounts accrued are removed from the table below to show the components of these costs on a cash basis. Components of costs included in this line item for the nine months ended September 30, 2024 and 2023 are as follows ($ in thousands):

	Nine Months Ended September 30,
	2024	2023
Projects under development (1)	$22,127	44,138
Operating properties—redevelopment	29,911	34,148
Operating properties—building improvements	20,949	27,715
Operating properties—leasing costs	100,161	76,482
Capitalized interest and salaries	10,973	15,771
Total property acquisition, development, and tenant asset expenditures	$184,121	$198,254
(1) Includes initial leasing costs.

Capital expenditures decreased $14.1 million between the 2024 and 2023 periods primarily due to decreases in development, redevelopment, and related capitalized interest and salaries due to the following: (i) the Domain 9 development commenced initial operations in the first quarter of 2024 primarily driving the decreased spending on projects under development and a related decrease in capitalized interest and salaries and (ii) spending on operating properties for redevelopments decreased compared to 2023 as the renovations at 3350 Peachtree and Promenade Central were substantially completed in 2023, offset by the commencement of a full building redevelopment of Hayden Ferry 1 in the fourth quarter of 2023. These decreases are partially offset by increased spending on leasing costs.
The amounts of tenant improvement and leasing costs for our office portfolio on a per square foot basis for the three months ended September 30, 2024 and 2023 were as follows:

	2024	2023
New leases	$10.94	$12.64
Renewal leases	$8.65	$9.12
Expansion leases	$15.00	$11.07

The amounts of tenant improvement and leasing costs on a per square foot basis vary by lease and by market.
Dividends. We paid common dividends of $146.7 million and $145.9 million in the nine months ended September 30, 2024 and 2023, respectively. We expect to fund our future quarterly common dividends with cash provided by operating activities, also using proceeds from any investment property sales, distributions from unconsolidated joint ventures, indebtedness, and proceeds from offerings of equity and other securities, if necessary.
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
Off Balance Sheet Arrangements
General. We have a number of off balance sheet joint ventures with varying structures, as described in note 5 of the notes to consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2023 and in note 4 of the notes to condensed condensed consolidated financial statements for the three months ended September 30, 2024. The joint ventures in which we have an interest are involved in the ownership, acquisition, and/or development of real estate. A venture will fund capital requirements or operational needs with cash from operations or financing proceeds, if possible. If additional capital is deemed necessary, a venture may request a contribution from the partners, and we will evaluate such request.

Debt. At September 30, 2024, our unconsolidated joint ventures had aggregate outstanding indebtedness to third parties of $347.3 million. These loans are mortgage or construction loans, which are generally non-recourse to us. In addition, in certain instances, we provide “non-recourse carve-out guarantees” on these non-recourse loans. Certain of these loans have variable interest rates, which creates exposure to the ventures in the form of market risk from interest rate changes.
Critical Accounting Policies
There have been no material changes in the critical accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes in the market risk associated with our notes payable at September 30, 2024 compared to that as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
Item 1A. Risk Factors.
Risk factors that affect our business and financial results are discussed in Part I, "Item 1A. Risk Factors," of our Annual Report on Form 10-K for the year ended December 31, 2023 and in Part II, "Item 1A. Risk Factors," of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024. There have been no material changes in our risk factors from those previously disclosed in our Annual Report and our Quarterly Report for the quarter ended June 30, 2024, except for the additional risk factors below. You should carefully consider the risks described below in conjunction with those risks disclosed in our Annual Report of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, which could materially affect our business, financial condition, or future results. These risks are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.
The mortgage loans in which we may invest are subject to delinquency, foreclosure and loss, which could result in losses to us.
Mortgage loans secured by commercial properties and are subject to risks of delinquency and foreclosure. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Net operating income of an income-producing property can be affected by, among other things: tenant mix and tenant bankruptcies, success of tenant businesses, property management decisions, including with respect to capital improvement, particularly in older building structures, property location and condition, competition from comparable types of properties offering the same or similar services, changes in laws that increase operating expenses or limit rents that may be charged, changes in interest rates, and in the state of the credit markets and the debt and equity capital markets, including diminished availability or lack of debt financing for commercial real estate, any need to address environmental contamination at the property, the occurrence of any uninsured casualty at the property, changes in national, regional or local economic conditions or specific industry segments, declines in regional or local real estate values, declines in regional or local rental or occupancy rates, increases in real estate tax rates, tax credits and other operating expenses, changes in governmental rules, regulations and fiscal policies, including environmental legislation, natural disasters, terrorism, social unrest and civil disturbances, and adverse changes in zoning laws.
In the event of any default under a mortgage loan held directly by us, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage loan, which could have a material adverse effect on our cash flow from operations and limit amounts available for distribution to our shareholders. In the event of the bankruptcy of a mortgage loan borrower, the mortgage loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. Foreclosure of a mortgage loan can be an expensive and lengthy process, which could have a substantial negative effect on our anticipated return on the foreclosed mortgage loan.
In addition, we are exposed to the risk of judicial proceedings with our borrowers, including bankruptcy or other litigation, as a strategy to avoid foreclosure or enforcement of other rights by us as a lender or investor. In the event that any of the properties or entities underlying or collateralizing our loans or investments experiences or continues to experience any of the other foregoing events or occurrences, the value of, and return on, such investments could be reduced, which would adversely affect our results of operations and financial condition.
We may need to foreclose on certain of the loans we originate or acquire, which could result in losses that harm our results of operations and financial condition. We may find it necessary or desirable to foreclose on certain of the loans we originate or acquire, and the foreclosure process may be lengthy and expensive. If we foreclose on an asset, we may take title to the property securing that asset, and if we do not or cannot sell the property, we would then come to own and operate it as “real estate owned.” Owning and operating real property involves risks that are different (and in many ways more significant) than the risks faced in owning an asset secured by that property. The costs associated with operating and redeveloping a property, including any operating shortfalls and significant capital expenditures, could materially and adversely affect our results of operations, financial conditions and liquidity.
Whether or not we have participated in the negotiation of the terms of any such loans, we cannot assure you as to the adequacy of the protection of the terms of the applicable loan, including the validity or enforceability of the loan and the maintenance of the anticipated priority and perfection of the applicable security interests. Furthermore, claims may be asserted by lenders or borrowers that might interfere with enforcement of our rights. Borrowers may resist foreclosure actions by asserting numerous claims, counterclaims and defenses against us, including, without limitation, lender liability claims and defenses, even when the assertions may have no basis in fact, in an effort to prolong the foreclosure action and seek to force the lender into a modification of the loan or a favorable buy-out of the borrower’s position in the loan. Foreclosure actions in some U.S. states can take several years or more to litigate and may also be time consuming and expensive to complete in other U.S. states and foreign jurisdictions in which we do business. At any time prior to or during the foreclosure proceedings, the borrower may file for bankruptcy, which would have the effect of staying the foreclosure actions and further delaying the foreclosure process, and could potentially result in a reduction or discharge of a borrower’s debt. Foreclosure may create a negative public perception of the related property, resulting in a diminution of its value. Even if we are successful in foreclosing on a loan, the liquidation proceeds upon sale of the underlying real estate may not be sufficient to recover our cost basis in the loan, resulting in a loss to us. Furthermore, any costs or delays involved in the foreclosure of the loan or a liquidation of the underlying property will further reduce the net sale proceeds and, therefore, increase any such losses to us.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
For information on our equity compensation plans, see note 14 of the notes to consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2023, and note 13 of the notes to condensed consolidated financial statements for the three and nine months ended September 30, 2024. We did not sell any unregistered securities during the third quarter of 2024.

Item 6. Exhibits

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

4.1
First Supplemental Indenture, dated as of August 16, 2024, by and among Cousins Properties LP, Cousins Properties Incorporated and U.S. Bank Trust Company, National Association, as trustee, filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed August 16, 2024.

4.2		Form of 5.875% Senior Notes due 2034, filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed August 16, 2024 (included in Exhibit 4.2).

22.1	†	Subsidiary Issuer of Guaranteed Securities

31.1	†	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	†	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	†	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	†	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	†	The following financial information for the Registrant, formatted in inline XBRL (Extensible Business Reporting Language): (i) the consolidated balance sheets, (ii) the consolidated statements of operations, (iii) the consolidated statements of equity, (iv) the consolidated statements of cash flows, and (v) the notes to condensed consolidated financial statements.

104	†	Cover page interactive data file (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibit 101).

†	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

COUSINS PROPERTIES INCORPORATED
/s/ Gregg D. Adzema
Gregg D. Adzema
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)
Date: October 24, 2024