Form 10-K
period 2024-12-31
COUSINS PROPERTIES INC
filed 2025-02-06
CIK 25232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.    ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b).    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 28, 2024, the aggregate market value of the common stock of Cousins Properties Incorporated held by non-affiliates was $3,480,329,145 based on the closing sales price as reported on the New York Stock Exchange. As of January 30, 2025, 167,660,480 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s proxy statement for the annual stockholders meeting to be held on April 29, 2025 are incorporated by reference into Part III of this Form 10-K.

FORWARD-LOOKING STATEMENTS
Certain matters contained in this report are “forward-looking statements” within the meaning of the federal securities laws and are subject to uncertainties and risks, as itemized herein. These forward-looking statements include information about possible or assumed future results of the business and our financial condition, liquidity, results of operations, plans, and objectives. Examples of forward-looking statements in this Annual Report on Form 10-K include the Company’s business and financial strategy; objectives of management; future debt financings; future acquisitions and dispositions of operating assets, joint venture interests, and land; future acquisitions of investments in real estate debt; future development and redevelopment opportunities; future issuances of common stock, limited partnership units, or preferred stock; future distributions; projected capital expenditures; market and industry trends; future occupancy or volume and velocity of leasing activity; entry into new markets or changes in existing market concentrations; future changes in interest rates and liquidity of capital markets; and all statements that address operating performance, events, investments, or developments that we expect or anticipate will occur in the future.

Any forward-looking statements are based upon management's beliefs, assumptions, and expectations of our future performance, taking into account information that is currently available. These beliefs, assumptions, and expectations may change as a result of possible events or factors, not all of which are known. If a change occurs, our business, financial condition, liquidity, and results of operations may vary materially from those expressed in forward-looking statements. Actual results may vary from forward-looking statements due to, but not limited to, the following: the risks and uncertainties related to the impact of changes in general economic and capital market conditions (on an international or national basis or within the markets in which we operate), including changes in inflation, changes in interest rates, supply chain disruptions, labor market disruptions (including changes in unemployment), dislocation and volatility in capital markets, and potential longer-term changes in consumer and customer behavior resulting from the severity and duration of any downturn in the U.S. or global economy; risks affecting the real estate industry (including, without limitation, the inability to enter into or renew leases on favorable terms (and on anticipated schedules)); any adverse change in the financial condition or liquidity of one or more of our tenants or borrowers under our real estate debt investments; changes in customer preferences regarding space utilization; changes in customers’ financial condition; the availability, cost, and adequacy of insurance coverage; competition from other developers, investors, owners, and operators of real estate; the failure to achieve anticipated benefits from intended or completed acquisitions, developments, investments, or dispositions; the cost and availability of financing, the effectiveness of any interest rate hedging contracts, and any failure to comply with debt covenants under credit agreements; the effect of common stock, debt, or operating partnership unit issuances; threatened terrorist attacks or sociopolitical unrest such as political instability, civil unrest, armed hostilities, or political activism and the potential impact of the same upon our day-to-day building operations; the immediate and long-term impact of the outbreak of a highly infectious or contagious disease on our and our customers’ financial condition; risks associated with security breaches through cyberattacks, cyber intrusions, or otherwise; changes in senior management, the Board of Directors, or key personnel; the potential liability for existing or future environmental or other applicable regulatory requirements, including the requirements to qualify for taxation as a real estate investment trust; the financial condition and liquidity of, or disputes with, joint venture partners; material changes in dividend rates on common shares or other securities or the ability to pay those dividends; the impact of changes to applicable laws, including the tax laws impacting REITs, and the impact of newly adopted accounting principles on our accounting policies and on period to period comparison of financial results; risks associated with climate change and severe weather events; and those additional risks and factors discussed in reports filed with the Securities and Exchange Commission ("SEC") by the Company.

These forward-looking statements are not exhaustive, speak only as of the date of issuance of this report and are not guarantees of future results, performance, or achievements. Other sections of this report, including Part 1, Item 1A. Risk Factors, include additional factors that could adversely affect our business and financial performance. The Company does not undertake a duty to update or revise any forward-looking statement, whether as a result of new information, future events, or other matters, except as otherwise required by law.

PART I
Item 1.Business
Corporate Profile
Cousins Properties Incorporated (the “Registrant” or “Cousins”), a Georgia corporation, is a fully integrated, self-administered, and self-managed real estate investment trust (“REIT”). Cousins conducts substantially all of its business through Cousins Properties LP ("CPLP"). Cousins owns in excess of 99% of CPLP and consolidates CPLP. CPLP wholly owns Cousins TRS Services LLC ("CTRS"), a taxable entity that owns and manages its own real estate portfolio and performs certain real estate related services.
Cousins, CPLP, CTRS, and their subsidiaries develop, acquire, lease, manage, and own primarily Class A office properties and opportunistic mixed-use developments in the Sun Belt markets of the United States with a focus on Atlanta, Austin, Tampa, Charlotte, Phoenix, Dallas, and Nashville. Cousins has elected to be taxed as a REIT and intends to, among other things, distribute at least 100% of its net taxable income to stockholders. Cousins' common stock trades on the New York Stock Exchange under the symbol “CUZ.” Cousins, CPLP, their subsidiaries, and CTRS combined are hereafter referred to as “we,” “us,” “our,” and the “Company.”
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
2024 Activities
During 2024, we acquired three office properties, one of which was acquired though a joint venture, acquired investments in real estate debt, completed several financing transactions, including offerings of our senior unsecured notes and our common stock, commenced initial operations at our Domain 9 development project, and generated positive operating results in our property portfolio. The following is a summary of our significant 2024 activities:
Investment Activity
•Acquired Sail Tower, an 804,000 square foot lifestyle office property in Downtown Austin, for a purchase price of $521.8 million (the "Sail Tower Acquisition").
•Acquired Vantage South End, a 639,000 square foot lifestyle office property in South End Charlotte, for a purchase price of $328.5 million (the "Vantage Acquisition").
•Acquired a 20% interest in Proscenium, a 525,000 square foot building in Midtown Atlanta, through a joint venture for $16.7 million.
•Acquired two mezzanine loans, secured by equity interests, for $27.2 million. The weighted average spread over SOFR for these loans is 8.68%.
•Acquired a mortgage loan, secured by the Saint Ann Court office property in Dallas, at par for $138.0 million, which was subsequently paid in full by the borrower in January 2025.
Financing Activity
•Issued $500.0 million aggregate principal amount of our 5.875% senior unsecured notes (the "2034 Notes") in our inaugural bond offering, generating proceeds of $498.5 million.
•Issued $400.0 million aggregate principal amount of our 5.375% senior unsecured notes (the "2032 Notes"), generating proceeds of $397.9 million.
•Issued 15,500,000 shares of common stock, generating aggregate proceeds of $468.9 million, net of underwriting discounts.

•Repaid in full the $70.9 million remaining balance on the mortgage secured by our Domain 10 property in Austin.
•Entered into a floating-to-fixed interest rate swap on the remaining $200 million of the $400 million Term Loan maturing March 2025, fixing the underlying SOFR rate at 4.6675%.
Development Activity
•Continued development and growth of operations at Neuhoff, a mixed-use property in Nashville, that consists of 450,000 square feet of office and retail space and 542 apartments. The project is being developed by a 50%-owned joint venture, and our share of the total expected project costs is $294.6 million.
•Commenced initial operations at our Domain 9 development, a 338,000 square foot office property in Austin. The total expected project cost of this wholly-owned property is $147.0 million.
Portfolio Activity
•Leased or renewed 2.0 million square feet of office space, including 1.4 million square feet of new and expansion space.
•Increased second generation net rent per square foot by 8.5% on a cash-basis.
•Increased same property net operating income by 4.8% on a cash-basis.
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
We have been an advocate and practitioner of energy conservation measures and sustainability initiatives for many years and continue to evaluate the characteristics of existing buildings to determine feasible improvements that maximize operating efficiencies, reduce the consumption of energy, water, and reduce waste, and increase waste diversion through recycling and other efforts. Our 2023 Corporate Responsibility Report ("CR Report"), published in June 2024, included goals to reduce energy, greenhouse gas emissions, and water usage, as well as in respect of LEED and Energy Star ratings, and to attain healthy building certifications.
In the development and operation of our office buildings, we look to relevant industry standards for guidelines on energy performance and other measures. In particular, we are influenced by EnergyStar, LEED, BOMA 360, and Fitwel. As part of our pragmatic approach to sustainability, we consider the guidelines and ratings when designing our new developments and improvements to existing office buildings, and we may seek to adopt such guidelines or obtain such ratings where we believe the guidelines or ratings will have a positive effect on our leasing efforts, asset valuation, operational excellence, and/or resource consumption. In addition, we evaluate the proximity to transit options, with a strong preference for nearby bus and rail transit. We also include climate-related physical and transition risk assessments in our review of development opportunities and our evaluation of operating buildings, including the risks of extreme temperatures, floods, hurricanes, droughts, and other impacts of climate change. When planning development projects, we take all of the foregoing into account, and we strive to design highly-sustainable buildings, generally taking advantage of LEED and/or BOMA 360 certification processes and designations.
Our Board-level Sustainability Committee advises the Board and provides oversight of management on sustainability objectives, initiative, and strategy. The Committee, alongside management, monitors and evaluates the Company's progress in achieving its sustainability goals and commitments related to climate action and resilience. The Committee also reviews and approves the annual CR Report. This oversight is complementary to that of three other key committees - the Compensation & Human Capital Committee (oversight of human capital matters, including executive and director compensation), the Nominating & Governance Committee (oversight of our adherence to corporate governance best practices), and the Audit Committee (oversight of the integrity of our financial statements, accounting and financial reporting processes, our system of internal controls, and our risk management, including cyber risk and insurance risks).

We publish reports reflecting our corporate social responsibility practices (including sustainability), which are available on the Sustainability page of our website at www.cousins.com. Since 2016, we have participated in the annual Global Real Estate Sustainability Benchmark ("GRESB") assessment, which validates Environmental, Social, and Corporate Governance ("ESG") performance data of property portfolios around the world and creates peer benchmarks for use by investors. In each of these GRESB assessments, we received a rating of "Green Star," with a total score each year above the GRESB overall participant average. Since 2017, we have scored at or above our peer group average in the GRESB Public Disclosure assessment, which GRESB has indicated is intended to represent an overall measure of disclosure by listed real estate companies on matters related to the environment, social, and governance practices, based on a selection of indicators aligned with the GRESB Annual Sustainability Benchmark assessment. Our 2024 scores (based on 2023 data), along with additional information on our sustainability and other corporate social responsibility initiatives, will be included under the caption "Sustainability and Corporate Responsibility" in the Proxy Statement relating to our 2025 Annual Meeting of Stockholders. Except for the documents specifically incorporated by reference into this Annual Report on Form 10-K, information contained in our CR Reports or on our website or that can be accessed through our website is not incorporated by reference into this Annual Report on Form 10-K.
Competition
We compete against other real estate owners with similar properties located in our markets and distinguish ourselves to tenants and buyers primarily on the basis of location; rental rates and sales prices; services provided; proximity to public transit; reputation; design, condition, and resiliency of our facilities; operational efficiencies; and availability of amenities. We also compete against other real estate companies, financial institutions, pension funds, partnerships, individual investors, and others when attempting to acquire, develop, sell properties, or acquire all or a portion of real estate debt.
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
All of our employees are responsible for upholding our Code of Business Conduct and Ethics (the “Code”) and our Core Values, which includes the embrace of diversity in the backgrounds, cultures, interests, and experiences within our Company. Our Code and Core Values are available on our website at www.cousins.com. As of December 31, 2024, we had 306 full-time employees, which includes the seven executive officers listed on page 27, with women representing 39% of our workforce and with 46% of the workforce self-identifying as a minority. In addition, as of December 31, 2024, 46% of our supervisors and 33% of our Board of Directors, including the Chair of our Audit Committee, were women; and 28% of our supervisors self-identify as a minority. We also recognize the importance of experienced leadership; as of December 31, 2024, the average tenure at Cousins for the executive team was fourteen years.
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
We typically manage this potential liability through performance of Phase I Environmental Site Assessments and, as necessary, Phase II Environmental Site Assessments, which may include environmental sampling on properties we acquire or develop. Even with these assessments and testings, no assurance can be given that environmental liabilities do not exist, that the reports revealed all environmental liabilities, or that no prior owner created or permitted any material environmental condition not known to us. Additionally, new laws may be enacted or existing laws may be amended to be more stringent, which may increase the potential liability or negatively impact the owner's ability to develop the property or to borrow using such real estate as collateral. In certain situations, we have sought to avail ourselves of legal and regulatory protections offered by federal and state authorities to prospective purchasers of property, including so-called "brown fields" designation. Where applicable studies have resulted in the determination that remediation was required by applicable law, the necessary remediation is typically incorporated into the operational or development activity of the relevant property. We are not presently aware of any environmental liability that we believe would have a material adverse effect on our business, assets, results of operations, or ability to borrow using the real estate as collateral.
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
General economic and market risks. In a general economic decline or recessionary climate, our commercial real estate assets may not generate sufficient cash to pay expenses, service debt, or cover operational, improvement, or maintenance costs, and, as a result, our results of operations and cash flows may be adversely affected. Factors that may adversely affect the economic performance and value of our properties include, among other things:
•changes or volatility within the national, regional, and local economic climate, including dislocations and volatility in the capital markets;
•Risks associated with real estate assets, including
•competition from other available properties and other local real estate conditions such as an oversupply of rentable space caused by increased development of new properties, a reduction in demand for rentable space caused by a change in the preferences and requirements of our tenants (including space usage), such as work-from-home practices and utilization of open workspaces or "co-working" space, or local economic conditions decreasing the desirability of our locations,
•the financial condition of our tenants, including potential adverse effects from the bankruptcy or insolvency of one or more major tenants,
•the attractiveness of our properties to tenants or buyers,
•changes in market rental rates and related concessions granted to tenants including, but not limited to, free rent and tenant improvement allowances,
•the need to periodically repair, renovate, and re-lease properties,
•potential delays in completion of development and re-development projects due to supply chain disruptions, labor shortages, and increased construction costs;
•the impact of common stock, debt, or operating partnership issuances;
•uninsured losses (including those resulting from high deductibles) or losses in excess of our insurance coverage as a result of casualty events or other claims or events;
•insolvency of our insurance carriers or increased cost or unavailability of insurance;
•the financial condition and liquidity of, or disputes with, joint venture partners;
•sociopolitical unrest such as political instability, civil unrest, armed hostilities, or political activism resulting in a disruption of day-to-day building operations;
•the immediate and long-term impact of a public health crisis and the governmental and third party response to such a crisis;
•changes in federal, state, and local income laws and regulations (including tax laws and environmental or other regulatory requirements) as they affect real estate companies and real estate investors;
•changes in interest rates and availability and cost of corporate and property financing sources, and the inability to comply with debt covenants under credit agreements;
•risks associated with security breaches through cyber attacks, cyber intrusions, or otherwise;
•changes in senior management, the Board of Directors, or key personnel; and
•risks associated with climate change and severe weather events, as well as compliance with regulatory efforts intended to address those risks.
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
Impairment risks. We regularly review our real estate assets for impairment in accordance with accounting principles generally accepted in the United States ("GAAP"); and based on these reviews, we may record impairments that have an adverse effect on our results of operations. Negative or uncertain market and economic conditions, as well as market volatility, increase the likelihood of incurring impairment. If we decide to sell a real estate asset rather than holding it for long-term investment or if we reduce our estimates of future cash flows on a real estate asset, the risk of impairment increases. In some cases, our joint venture partners may elect to require a sale of a real estate asset that we intended to hold for a longer period, which could increase the risk of impairment. The magnitude and frequency with which these charges occur could materially and adversely affect our business, financial condition, and results of operations.
Leasing risk. Our operating office properties were 91.6% leased at December 31, 2024. Our 20 largest tenants account for a meaningful portion of our revenues. Our operating revenues are dependent upon entering into leases with, and collecting rents from, our tenants. Tenants whose leases are expiring may want to decrease the space they lease and/or may be unwilling to continue their lease. When leases expire or are terminated, replacement tenants may not be available upon acceptable terms and market rental rates may be lower than the previous contractual rental rates. Also, our tenants may approach us for additional concessions in order to remain open and operating. The granting of these concessions may adversely affect our results of operations and cash flows to the extent that they result in reduced rental rates, additional capital improvements, or allowances paid to, or on behalf of, the tenants.
Tenant and market concentration risk. As of December 31, 2024, our top 20 tenants represented 39.5% of total annualized rent with our largest single tenant accounting for 8.1% of annualized rent. The inability or refusal of any of our significant tenants to pay rent or a decision by a significant tenant to vacate their premises prior to, or at the conclusion of, their lease term (including as a result of a bankruptcy proceeding) could have a significant negative impact on our results of operations or financial condition if a suitable replacement tenant is not secured in a timely manner.
For the three months ended December 31, 2024, 35.7% of our net operating income for properties owned was derived from the Atlanta area, 32.4% was derived from the Austin area, 9.0% was derived from the Charlotte area, 8.6% was derived from the Tampa area, 8.1% was derived from the Phoenix area, and 2.4% was derived from the Dallas area. Any adverse economic conditions impacting Atlanta, Austin, Tampa, Charlotte, Phoenix, or Dallas could adversely affect our overall results of operations and financial condition. Because our portfolio consists primarily of lifestyle office buildings (as opposed to a more diversified real estate portfolio), a decrease in demand for this type of workplace could adversely affect our overall results of operations and financial condition. Additionally, some of our markets (and the submarkets within which we operate) have an outsized concentration of a limited number of industries. For example, as of December 31, 2024, in Austin, technology companies represent 52.0% of our annualized rent, in Charlotte, banking and other financial sector companies represent 32.9% of our annualized rent, and in Tampa, biotechnology and health science companies represent 26.6% of our our annualized rent. A significant downturn in one or more of the foregoing sectors and/or sustained changes in space utilization due to remote or hybrid work models could result in decreased leasing demand and have an adverse effect on our overall results of operations and financial condition.
The bankruptcy or insolvency of a major tenant may adversely affect the income produced by our properties. For example, major tenants such as Silicon Valley Bank Financial and WeWork have previously filed for bankruptcy protection. Other major tenants could file for bankruptcy protection or become insolvent in the future and we cannot evict a tenant on this basis alone. On the other hand, a bankrupt tenant may reject and terminate its lease with us. In such a case, our claim against the bankrupt tenant for unpaid and future rent would be subject to a statutory cap that might be substantially less than the remaining rent actually owed under the lease, and, even so, our claim for unpaid rent would likely not be paid in full. This shortfall could adversely affect our cash flow and results of operations.
Uninsured losses and condemnation costs. Accidents, earthquakes, hurricanes, tornadoes, floods, droughts, ice storms, wind storms, terrorism incidents, and other physical losses at our properties could adversely affect our operating results and financial condition. Casualties may occur that significantly damage an operating property or property under development, insurance deductibles or co-insurance limits may be significant (including with respect to damage from named wind storms, where available co-insurance limits are significantly in excess of deductibles for most other casualty losses), and insurance proceeds may be less than the total loss incurred by us. Although we, or our joint venture partners where applicable, maintain casualty insurance under policies we believe to be adequate and appropriate, including commercial general liability, fire, flood, and rent loss insurance on operating properties, as well as cyber coverage, some types of losses, such as those related to the termination of longer-term leases and other contracts, generally are not insured. Property ownership also involves potential liability to third parties for such matters as personal injuries occurring on the property. There may be certain losses that are not generally insured against or that are not generally fully insured against because it is not deemed economically feasible or prudent to do so, including losses due to floods, wind, earthquakes, acts of war, acts of terrorism, riots, or pandemics. A number of our properties are located in areas that are known to be subject to hurricane or flood risk. We carry hurricane and flood hazard insurance on all of our properties located in areas historically subject to such activity, subject to coverage limitations and deductibles, if we believe it is commercially reasonable. In Tampa and Houston, our wind storm insurance is subject to deductibles from 2% to 5% of the value of the affected building. We evaluate our insurance coverage annually in light of current industry practice through an analysis prepared by outside consultants. If an uninsured loss or a loss in excess of insured limits occurs with respect to one or more of our properties, then we could lose the capital we invested in the properties, as well as the anticipated future revenue from the properties. We continue to monitor the state of the insurance market in general, but we cannot anticipate what insurance coverage will be available on commercially reasonable terms in future policy years. Such losses may not be fully insured. In addition to uninsured losses, various government authorities may condemn all or parts of operating properties. Such condemnations could adversely affect the viability of such projects.
Environmental issues. Federal, state, and local laws and regulations relating to the protection of the environment may require a current or previous owner or operator of real estate to investigate and clean up hazardous or toxic substances or petroleum products or other chemicals which are discovered at or migrating from a property, simply because of our past ownership or operation of the real estate. If determined to be liable, the owner or operator may have to pay a governmental entity or third parties for property damage and for investigation and clean-up costs incurred by such parties in connection with the contamination, or perform such investigation and clean up itself. Although certain legal protections may be available to prospective purchasers of property, these laws typically impose remediation responsibility and liability without regard to whether the owner or operator knew of or caused the presence of the regulated substances. Even if more than one person may have been responsible for the release of regulated substances at the property, each person covered by the environmental laws may be held responsible for all of the remediation costs incurred. In addition, third parties may sue the owner or operator of a site for damages and costs resulting from regulated substances emanating from that site. We manage this risk through Phase I Environmental Site Assessments and, as necessary, Phase II Environmental Site Assessments, which may include environmental sampling on properties we acquire or develop. Most of our properties are located in urban or previously developed areas, and the historic use of some sites may have resulted in contamination.
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
We are not currently aware of any environmental liabilities at locations that we believe could have a material adverse effect on our business, assets, financial condition, or results of operations. Unidentified environmental liabilities could arise, however, including as a result of our new or more stringent environmental laws and regulations, and could have an adverse effect on our financial condition and results of operations.
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
Climate change and severe weather event risks. The physical effects of climate change could have a material adverse effect on our properties, operations, and business. To the extent climate change causes changes in weather patterns or severity, our markets could experience increases in storm intensity (including floods, fires, tornadoes, hurricanes, droughts, wind storms, ice storms, and earthquakes), rising sea-levels, and changes in precipitation, temperature, air quality, and quality and availability of water. Over time, these conditions could result in physical damage to, or declining demand for, our properties or our inability to operate the buildings efficiently or at all. Climate change may also indirectly affect our business by increasing the cost of (or making unavailable) property insurance on terms we find acceptable, increasing the cost of required resources, including energy, other fuel sources, water, and waste removal services, and increasing the risk and severity of floods, fires, tornadoes, hurricanes, droughts, wind storms, ice storms, and earthquakes at our properties. Should the impact of climate change be severe or occur for lengthy periods of time, our financial condition or results of operations could be adversely impacted. In addition, compliance with new or more stringent laws or regulations or stricter interpretations of existing laws may require material expenditure by us. For example, various federal, state, and local laws and regulations have been implemented or are under consideration to mitigate the effects of climate change caused by greenhouse gas emissions. Among other things, "green" building codes may seek to reduce emissions through the imposition of standards for design, construction materials, water and energy usage and efficiency, and waste management. Such codes could require us to make improvements to our existing properties, increase the costs of maintaining or improving our existing properties or developing new properties, or increase taxes and fees assessed on us or our properties. We have historically voluntarily disclosed relevant information regarding our sustainability practices; however, federal, state, and local laws and regulations are evolving and future regulation may require more stringent data reporting. We face transition risks in the event of the implementation of any such federal, state, and local laws, regulations, and codes. Expenditures required for compliance with such codes may affect our cash flow and results of operations. Additionally, although we pursue a robust sustainability strategy, new approaches and trends regarding building resiliency emerge from time to time in this rapidly evolving focus area. Our approaches and priorities may differ from those of our peers, and the perception of the public or investors of these differences may adversely impact our portfolio attractiveness of our ability to lease space at competitive rates.

Joint venture structure risks. We hold ownership interests in a number of joint ventures with varying structures and may in the future invest in additional real estate through such structures. We currently have joint ventures that are and are not consolidated within our financial statements. Our venture partners may have rights to take actions over which we have no control, or the right to withhold approval of actions that we propose (including with respect to the decision to commence development of or to sell a project), either of which could adversely affect our interests in the related joint ventures, and in some cases, our overall financial condition and results of operations. A venture partner may have economic and/or other business interests or goals that are incompatible with our business interests or goals and that venture partner may be in a position to take action contrary to our interests, including declining to sell at a time or price that we find attractive or determining to sell at a time or price that we do not find attractive. In addition, such venture partners may default on their obligations, including loans secured by property owned by the joint venture that could have an adverse impact on the financial condition and operations of the joint venture. Such defaults may result in our fulfilling the defaulting partners' obligations that may, in some cases, require us to contribute additional capital to the ventures. Furthermore, the success of a project may be dependent upon the expertise, business judgment, diligence, and effectiveness of our venture partners in matters that are outside our control. Thus, the involvement of venture partners could adversely impact the development, operation, ownership, financing, or disposition of the underlying properties.
Title insurance risk. We did not acquire new title insurance policies in connection with the mergers with Parkway Properties, Inc. ("Parkway") in 2016 or TIER REIT, Inc. ("TIER") in 2019, instead relying on existing policies benefiting those entities' subsidiaries. Nevertheless, because we acquired these properties indirectly through the acquisition of these subsidiaries, the title insurance policies benefiting those entities may continue to benefit us. We generally do acquire title insurance policies for all developed and acquired properties; however, these policies may be for amounts less than the current or future values of the covered properties. If there were a title defect related to any of these properties, or to any of the properties acquired in connection with the mergers with Parkway or TIER where title insurance policies are ruled unenforceable, we could lose both our capital invested in and our anticipated profits from such property.
Liquidity risk. Real estate investments are relatively illiquid and can be difficult to sell and convert to cash quickly. As a result, our ability to sell one or more of our properties may be limited. In the event we want to sell a property, we may not be able to do so in the desired time period, the sales price of the property may not meet our expectations or requirements, and/or we may be required to record an impairment on the property.
Ground lease risks. As of December 31, 2024, we had interests in eight land parcels in various markets that we lease individually on a long-term basis. As of December 31, 2024, we had 2.4 million aggregate square feet of rental space located on these leased parcels, from which we generated 14% of our total Net Operating Income ("NOI") in the fourth quarter of 2024. In the future, we may invest in additional properties on some of these parcels or additional parcels subject to ground leases. Many of these ground leases and other restrictive agreements impose significant limitations on our uses of the subject property and restrict our ability to sell or otherwise transfer our interests in the property. These restrictions may limit our ability to timely sell or exchange the property, may impair the property's value, or may negatively impact our ability to find suitable tenants for the property. In addition, if we default under the terms of any particular lease, we may lose the ownership rights to the property subject to the lease. Upon expiration of a lease, we may not be able to renegotiate a new lease on favorable terms, if at all. The loss of the ownership rights to these properties or an increase of rental expense could have an adverse effect on our financial condition and results.
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
Our properties are subject to various federal, state, and local regulatory requirements, such as state and local fire, health, and life safety requirements. We believe that we are currently in compliance with these requirements. If we fail to comply with these requirements, we could incur fines or other monetary damages. We do not know whether existing requirements will change or whether compliance with future requirements will require significant unanticipated expenditures that will affect our cash flow and results of operations.

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
We generally finance our acquisition and development projects through one or more of the following: our $1 billion senior unsecured line of credit (the "Credit Facility"), public and private unsecured debt, non-recourse mortgages, construction loans, the sale of assets, joint venture equity, the issuance of common stock, the issuance of preferred stock, and the issuance of units of CPLP. Each of these sources may be constrained from time to time because of market conditions, and the related cost of raising this capital may be unfavorable at any given point in time. These sources of capital, and the risks associated with each, include the following:
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
As of December 31, 2024, we had $3.1 billion of outstanding indebtedness. The incurrence of additional indebtedness could have adverse consequences on our business, such as:
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
Our Credit Facility, senior unsecured notes, and unsecured term loans impose financial and operating covenants on us. These restrictions may be modified from time to time, but restrictions of this type include limitations on our ability to incur debt, as well as limitations on the amount of our secured debt, unsecured debt, and on the amount of joint venture activity in which we may engage. These covenants may limit our flexibility in making business decisions. If we fail to comply with these covenants, our ability to borrow may be impaired, which could potentially make it more difficult to fund our capital and operating needs. Our failure to comply with such covenants could cause a default, and we may then be required to repay our outstanding debt with capital from other sources. Under those circumstances, other sources of capital may not be available to us or may be available only on unattractive terms, which could materially and adversely affect our financial condition and results of operations. In addition, the cross default provisions on the Credit Facility, senior unsecured notes and term loans may affect business decisions on other debt.

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
Net debt as a percentage of either total asset value or total market capitalization and net debt as a multiple of annualized EBITDAre are non-GAAP metrics often used by analysts to gauge the financial health of REITs like us. If our degree of leverage is viewed unfavorably by common equity investors, lenders, or potential joint venture partners, it could affect our ability to obtain additional capital. In general, our degree of leverage could also make us more vulnerable to a downturn in business or the economy. In addition, increases in our debt ratios may have an adverse effect on the market price of common stock and debt securities.
Adverse changes to our credit ratings could limit our access to funding and increase our borrowing costs.
Credit ratings are subject to ongoing review by rating agencies, which consider a number of factors, including our financial strength, performance, prospects, and operations as well as factors not under our control. Other factors that influence our credit ratings include changes to the rating agencies' methodologies for our industry or certain security types; the rating agencies' assessment of the general operating environment for financial services companies; our relative positions in the markets in which we compete; our various risk exposures and risk management policies and activities; pending litigation and other contingencies; our reputation; our liquidity position, diversity of funding sources and funding costs; the current and expected level and volatility of our earnings; our capital position and capital management practices; our corporate governance; current or future regulatory and legislative initiatives; and the agencies' views on whether the U.S. government would provide meaningful support to us or our subsidiaries in a crisis. Rating agencies could make adjustments to our credit ratings at any time, and there can be no assurance that they will maintain our ratings at current levels or that downgrades will not occur.
Any downgrade in our credit ratings could potentially adversely affect the cost and other terms upon which we are able to borrow or obtain funding, increase our cost of capital, and/or limit our access to capital markets. In particular, interest rate spreads on some of our corporate floating rate debt are based on our current corporate credit ratings. If these ratings were to decrease, the Company would see an increase in the interest expense related to these loans, which could have a material impact to earnings.
Credit rating downgrades or negative watch warnings could negatively impact our reputation with lenders, investors, and other third parties, which could also impair our ability to compete in certain markets or engage in certain transactions. In particular, holders of securities or debt instruments may perceive such a downgrade or warning negatively and pursue divestment of all or a portion of such securities or debt instruments. While certain aspects of a credit rating downgrade are quantifiable, the impact that such a downgrade would have on our liquidity, business, and results of operations in future periods is inherently uncertain and would depend on a number of interrelated factors, including, among other things, the magnitude of the downgrade, the rating relative to peers, the rating assigned by the relevant agency pre-downgrade, individual client behavior, and future mitigating actions we might take.
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
Our acquisition process requires that we pursue a large number of opportunities; we may incur significant costs related to the pursuit of acquisitions that do not close, which could directly or indirectly affect our results of operations. We have procedures and controls in place that are intended to minimize this risk, but it is likely that we will continue to incur costs related to pursuing acquisitions on projects that we do not successfully acquire or complete.
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
•Competition. We compete for tenants in our Sun Belt markets by highlighting our locations, rental rates, quality and breadth of services, amenities, reputation, and the design, condition, and resiliency of our facilities including operational efficiencies and sustainability improvements. As the competition for tenants is intense, we may be required to provide rent abatements, increase our capital improvement expenditures, incur charges for tenant improvements and other concessions, and may not be able to lease vacant space in a timely manner. Additionally, competing properties may have vacancy rates higher than our properties, which may result in their owners being willing to lease available space at lower rates than the space in our properties.
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
We regularly review our existing portfolio to confirm alignment of each property with our standards for a high-quality tenant experience. Where additional investment in an existing property is anticipated to result in greater leasing success and higher property value, we may undertake selective redevelopment activities, including with respect to lobbies and other common areas. Such redevelopment activities bear many of the risks associated with new development, as identified above.
Investment in Real Estate Debt Risks
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
Our mezzanine loans are secured by a pledge of the ownership interests of the entity or entities that own(s) the property. These types of assets involve a higher degree of risk than long-term senior mortgage lending secured by income-producing real property because the loan may become unsecured as a result of foreclosure by the senior lender. Repayment of a mezzanine loan is dependent on the successful operation of the underlying commercial properties. Therefore, mezzanine loans are subject to similar considerations and risks as our investments in operating real estate. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of such entity, the assets of the entity may not be sufficient to satisfy our mezzanine loan, or, as the mezzanine loans are generally non-recourse to the borrowers, there is a risk that at foreclosure the value of the ownership interest in the entity is less than the carrying value of the investment resulting in a charge from the decrease in carrying value of our investment. Additionally, in the event of a foreclosure of the pledged interests, there may not be a robust market of willing purchasers to acquire interests in an entity that would be willing to undertake the cure of senior mortgages necessary to prevent real property foreclosures. If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt. Thus, while there may be sufficient revenue from the property to service the mortgage loan, those revenues may be exhausted before the mezzanine loan is serviced. The same would be true for casualty situations. As a result, we may not recover some or all of our investment.
The mortgage loans in which we may invest are subject to delinquency, foreclosure, and loss, which could result in losses to us.
Mortgage loans secured by commercial properties and are subject to risks of delinquency and foreclosure. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Net operating income of an income-producing property can be affected by, among other things: tenant mix and tenant bankruptcies, success of tenant businesses, property management decisions, including with respect to capital improvement, particularly in older building structures, property location and condition, competition from comparable types of properties offering the same or similar services, changes in laws that increase operating expenses or limit rents that may be charged, changes in interest rates, and in the state of the credit markets and the debt and equity capital markets, including diminished availability or lack of debt financing for commercial real estate, any need to address environmental contamination at the property, the occurrence of any uninsured casualty at the property, changes in national, regional, or local economic conditions or specific industry segments, declines in regional or local real estate values, declines in regional, or local rental or occupancy rates, increases in real estate tax rates, tax credits and other operating expenses, changes in governmental rules, regulations, and fiscal policies, including environmental legislation, natural disasters, terrorism, social unrest, and civil disturbances, and adverse changes in zoning laws.
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
We may need to foreclose on certain of the loans we originate or acquire, which could result in losses that harm our results of operations and financial condition. We may find it necessary or desirable to foreclose on certain of the loans we originate or acquire, and the foreclosure process may be lengthy and expensive. If we foreclose on an asset, we may take title to the property securing that asset, and if we do not or cannot sell the property, we would then come to own and operate it as “real estate owned.” Owning and operating real property involves risks that are different (and in many ways more significant) than the risks faced in owning an asset secured by that property. The costs associated with operating and redeveloping a property, including any operating shortfalls and significant capital expenditures, could materially and adversely affect our results of operations, financial conditions, and liquidity.
Whether or not we have participated in the negotiation of the terms of any such loans, we cannot be assured as to the adequacy of the protection of the terms of the applicable loan, including the validity or enforceability of the loan and the maintenance of the anticipated priority and perfection of the applicable security interests. Furthermore, claims may be asserted by lenders or borrowers that might interfere with enforcement of our rights. Borrowers may resist foreclosure actions by asserting numerous claims, counterclaims and defenses against us, including, without limitation, lender liability claims and defenses, even when the assertions may have no basis in fact, in an effort to prolong the foreclosure action and seek to force the lender into a modification of the loan or a favorable buy-out of the borrower’s position in the loan. Foreclosure actions in some U.S. states can take several years or more to litigate and may also be time consuming and expensive to complete in other U.S. states and foreign jurisdictions in which we do business. At any time prior to or during the foreclosure proceedings, the borrower may file for bankruptcy, which would have the effect of staying the foreclosure actions and further delaying the foreclosure process, and could potentially result in a reduction or discharge of a borrower’s debt. Foreclosure may create a negative public perception of the related property, resulting in a diminution of its value. Even if we are successful in foreclosing on a loan, the liquidation proceeds upon sale of the underlying real estate may not be sufficient to recover our cost basis in the loan, resulting in a loss to us. Furthermore, any costs or delays involved in the foreclosure of the loan or a liquidation of the underlying property will further reduce the net sale proceeds and, therefore, increase any such losses to us.
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
In recent years, numerous legislative, judicial, and administrative changes have been made in the provisions of federal and state income tax laws applicable to investments similar to an investment in our shares. In particular, the comprehensive tax reform legislation enacted in December 2017 and commonly known as the Tax Cuts and Jobs Act ("TCJA") made many significant changes to the U.S. federal income tax laws that have profoundly impacted the taxation of individuals and corporations (including both regular C corporations and corporations that have elected to be taxed as REITs). A number of changes that affect noncorporate taxpayers will expire at the end of 2025 unless Congress acts to extend them. Among other changes, the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, signed into law in March 2020, makes certain changes to the TCJA. These changes have impacted us and our stockholders in various ways, some of which are adverse or potentially adverse compared to prior law. Additional changes to tax laws were enacted with the Inflation Reduction Act ("IRA") of 2022, signed into law in August 2022. Many of the material provisions of the IRA exempt REITs. To date, the IRS has issued only limited guidance with respect to certain of the new provisions, and there are numerous interpretive issues that will require further guidance. It is highly likely that technical corrections of legislation will be needed to clarify certain aspects of the new law and give proper effect to Congressional intent. There can be no assurance, however, that technical clarifications or changes needed to prevent unintended or unforeseen tax consequences will be enacted by Congress in the near future. Additional changes to tax laws are likely to continue to occur in the future, and we cannot assure investors that any such changes will not adversely affect the taxation of our stockholders. Any such changes could have an adverse effect on an investment in shares or on the market value or the resale potential of our properties. Investors are urged to consult with their own tax advisor with respect to the impact of recent legislation on ownership of shares and the status of legislative, regulatory, or administrative developments and proposals, and their potential effect on ownership of shares.
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
Public health crises, pandemics, and epidemics have had, and in the future could have, a material adverse effect on global, national, and local economies, as well as on our business and our tenants’ businesses. The potential impact of a pandemic, epidemic, or outbreak of a contagious disease on our tenants and our properties is difficult to predict or assess. If an outbreak occurs within the workforce of our tenants or otherwise disrupts their management and other personnel, the business and operating results of our tenants could be negatively impacted.
We are dependent upon the services of certain key personnel, including members of the Board of Directors, the loss of any of whom could adversely impact our ability to execute our business.
One of our objectives is to develop and maintain a strong management group at all levels. At any given time, we could lose the services of key executives, members of the Board of Directors, and other employees, including the managing directors and other leaders of our respective markets. None of our Board members, key executives, or other employees are subject to employment contracts. Further, we do not carry key person insurance on any of our executive officers or other key employees. While we believe that we could find replacements for these key personnel, the loss of services of any of these key persons could diminish relationships with investors, lendors, prospective customers, joint venture partners, and others in the industry, and therefore such a loss could have an adverse effect upon our results of operations, financial condition, and our ability to execute our business strategy.
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
Many of the factors listed above are beyond our control. Those factors may cause the market price of shares of our common stock to decline, regardless of our financial performance, condition, and prospects. The market price of shares of our common stock may fall significantly in the future, and it may be difficult for our stockholders or holders of our debt securities to resell our common stock at prices they find attractive.
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
We face risks associated with security breaches or disruptions, whether through cyber attacks or cyber intrusions over the internet, malware, computer viruses, attachments to emails, persons inside our organization, persons with access to systems inside our organization, and other significant disruptions of our IT networks and related systems. The risk of a security breach or disruption, particularly through cyber attacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity, and sophistication of attempted attacks and intrusions from around the world have increased. Our IT networks and related systems are essential to the operation of our business and our ability to perform day-to-day operations (including managing our building systems) and, in some cases, may be critical to the operations of certain of our tenants. While, to date, we have not had a significant cyber breach or attack that had a material impact on our business or results of operations, there can be no assurance that our efforts to maintain the security and integrity of these types of IT networks and related systems will be effective or that attempted security breaches or disruptions will not be successful or damaging. A security breach or other significant disruption involving our IT networks and related systems could adversely impact our financial condition, results of operations, cash flows, liquidity, and the market price of our common stock and would require significant management attention and resources to remedy any resulting damages. A security breach or other significant disruption involving our IT networks and systems could result in our inability to maintain the building systems relied upon by our customers for their efficient use of their leased space, and the continuation of that circumstance could entitle the affected tenants to abate a portion of their rent. Further, our vendors or partners could experience a cyber incident which could impact their operations and ability to meet their obligations to us. Similarly, one or more of our tenants could experience a cyber incident which could impact their operations and ability to perform under the terms of their contracts with us. While we maintain insurance coverage that may, subject to policy terms and conditions including deductibles, cover specific aspects of cyber risks, such insurance coverage may be insufficient to cover all losses. As cyber threats continue to evolve, we may be required to expend additional resources to continue to enhance our information security measures and to investigate and remediate any information security vulnerabilities.

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
Additionally, while we strive to create and maintain an inclusive culture and a diverse workforce where everyone is valued and respected, a failure, or a perceived failure, to properly address matters of culture, including inclusivity and diversity matters, could result in reputational harm or an inability to attract and retain customers or employees. Similarly, our approach to and description of our culture, policies, and practices could be perceived by some investors or third parties as failing to meet regulatory or best practices, which could negatively impact our reputation, ability to do business with certain partners, access to capital, and stock price.

Item 1B.Unresolved Staff Comments
Not applicable.

Item 1C. Cybersecurity
The day-to-day management of cybersecurity is the responsibility of our Senior Vice President, Chief Information Officer, who oversees our Information Technology ("IT") team. The Chief Information Officer reports directly to the Chief Financial Officer. Our Senior Vice President, Chief Information Officer ("CIO") has served in this role for over eight years, and has more than 20 years of experience in the aggregate in various roles involving managing information security, technology infrastructure, IT operations, and developing cybersecurity strategy. Together with his IT team and external consultants, our CIO is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents through the management of and participation in the cybersecurity risk management processes described below, including the operation of our cybersecurity incident response plan.
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
Our cybersecurity incident response plan includes retention of external experts for prompt assistance following discovery of any material incident. This cybersecurity incident response plan is part of our ongoing cybersecurity vulnerability management, and we endeavor to maintain appropriate controls to identify, monitor, analyze, and address potential cybersecurity incidents, including potential unauthorized access to our networks and applications, along with detection of potential unusual activity within our networks or applications. Based on the context and details of the potential cybersecurity incident, the incident response plan includes prompt review by one or more members of the IT team, with appropriate responses deployed as promptly as is practicable under the circumstances. Additionally, the CIO receives reports on potential cybersecurity incidents. As part of overall enterprise risk management, additional reporting of potential cybersecurity incidents is also provided to our General Counsel, Chief Accounting Officer, Chief Financial Officer, and the Audit Committee or the full Board, as appropriate.
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
Cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected nor are they reasonably likely to affect the Company, including its business strategy, results of operations or financial condition. For a disclosure of our cybersecurity risks, see Risk Factors in Part I, Item 1A.

Item 2.Properties
The following table sets forth certain information related to operating properties in which we have an ownership interest. Except as noted, all information presented is as of December 31, 2024 ($ in thousands):
Operating Properties (1)

							Company's Share
Office Properties	Rentable Square Feet		Financial Statement Presentation	Company's Ownership Interest	End of Period Leased	Weighted Average Occupancy (2)	% of Total Net Operating Income (3)	Property Level Debt (4)
Terminus (5)	1,226,000		Consolidated	100%	82.5%	78.9%	5.5%	$220,731
Spring & 8th (5)	765,000		Consolidated	100%	100.0%	100.0%	5.1%	—
Buckhead Plaza (5)	678,000		Consolidated	100%	94.5%	92.8%	4.2%	—
Northpark (5)	1,539,000		Consolidated	100%	73.8%	71.8%	3.6%	—
Promenade Tower	777,000		Consolidated	100%	88.8%	82.2%	3.3%	—
Avalon (5)	480,000		Consolidated	100%	94.7%	93.3%	2.8%	—
3344 Peachtree	484,000		Consolidated	100%	97.2%	95.2%	2.7%	—
725 Ponce	372,000		Consolidated	100%	87.6%	87.6%	2.6%	—
3350 Peachtree	413,000		Consolidated	100%	84.0%	71.4%	1.6%	—
Promenade Central (6) (7)	367,000		Consolidated	100%	78.4%	74.4%	1.4%	—
3348 Peachtree	258,000		Consolidated	100%	80.3%	80.3%	0.9%	—
Medical Offices at Emory Hospital	358,000		Unconsolidated	50%	99.1%	99.1%	0.9%	41,188
Meridian Mark Plaza	160,000		Consolidated	100%	100.0%	99.3%	0.6%	—
Proscenium (6)	525,000		Unconsolidated	20%	62.8%	70.7%	0.3%	—
120 West Trinity Office	43,000		Unconsolidated	20%	74.2%	74.2%	0.1%	—
ATLANTA (7)	8,445,000				86.8%	84.1%	35.6%	261,919

The Domain (5) (8)	1,742,000		Consolidated	100%	100.0%	99.5%	12.1%	—
300 Colorado	378,000		Consolidated	100%	100.0%	100.0%	4.6%	—
San Jacinto Center	399,000		Consolidated	100%	89.1%	91.5%	3.2%	—
Colorado Tower	373,000		Consolidated	100%	98.8%	98.8%	3.1%	103,920
One Eleven Congress	519,000		Consolidated	100%	82.7%	79.9%	3.1%	—
The Terrace (5)	619,000		Consolidated	100%	82.7%	78.1%	2.7%	—
Domain Point (5)	240,000		Consolidated	96.5%	96.5%	96.5%	1.4%	—
Sail Tower (6)	804,000		Consolidated	100%	100.0%	100.0%	1.3%	—
Research Park V	173,000		Consolidated	100%	93.0%	93.0%	0.8%	—
AUSTIN (8)	5,247,000				94.9%	93.3%	32.3%	103,920

Corporate Center (5)	1,227,000		Consolidated	100%	95.8%	92.8%	5.4%	—
Heights Union (5)	294,000		Consolidated	100%	100.0%	100.0%	1.8%	—
The Pointe	253,000		Consolidated	100%	91.2%	90.0%	0.8%	—
Harborview Plaza	206,000		Consolidated	100%	93.6%	88.0%	0.6%	—
TAMPA	1,980,000				95.6%	93.0%	8.6%	—

Fifth Third Center	692,000		Consolidated	100%	92.1%	92.4%	3.5%	122,690
The RailYard	329,000		Consolidated	100%	98.7%	99.3%	2.1%	—
Vantage South End (5) (6)	639,000		Consolidated	100%	97.4%	97.4%	1.6%	—
550 South	394,000		Consolidated	100%	74.9%	74.9%	1.3%	—
CHARLOTTE	2,054,000	1569000			91.5%	90.2%	8.5%	122,690

Hayden Ferry (5) (9)	792,000		Consolidated	100%	89.4%	83.3%	3.1%	—
100 Mill	288,000		Consolidated	90%	98.1%	98.1%	2.7%	—
Tempe Gateway	264,000		Consolidated	100%	95.7%	89.5%	1.3%	—
111 West Rio	225,000		Consolidated	100%	100.0%	100.0%	1.0%	—
PHOENIX (9)	1,569,000				94.1%	90.2%	8.1%	—

Legacy Union One	319,000		Consolidated	100%	100.0%	100.0%	1.6%	—
5950 Sherry Lane	197,000		Consolidated	100%	91.7%	83.3%	0.8%	—
DALLAS	516,000				96.8%	93.6%	2.4%	—

BriarLake Plaza (5)	835,000		Consolidated	100%	98.0%	97.5%	3.8%	—
HOUSTON	835,000				98.0%	97.5%	3.8%	—

TOTAL OFFICE (7) (8) (9)	20,646,000				91.6%	89.2%	99.3%	$488,529
Table continued on next page

						Company's Share
Office Properties	Rentable Square Feet	Financial Statement Presentation	Company's Ownership Interest	End of Period Leased	Weighted Average Occupancy (2)	% of Total Net Operating Income (3)	Property Level Debt (4)
Other Properties
College Street Garage - Charlotte (6)	N/A	Consolidated	100%	N/A	N/A	0.5%	—
120 West Trinity Apartment - Atlanta (330 Units) (6)	310,000	Unconsolidated	20%	94.7%	94.1%	0.1%	—
Domain 4 (8)	157,000	Consolidated	100%	100.0%	100.0%	0.1%
TOTAL OTHER	467,000					0.7%	$—

TOTAL	21,113,000					100.0%	$488,529

(1)Operating properties exclude properties in our development pipeline and properties sold prior to December 31, 2024.
(2)The weighted average economic occupancy of the property over the period for which the property was available for occupancy during the three months ended December 31, 2024.
(3)The Company's share of net operating income for the three months ended December 31, 2024. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for the definition of net operating income and a reconciliation to Net Income.
(4)The Company's share of property-specific mortgage debt, net of unamortized loan costs, as of December 31, 2024.
(5)Contains two or more buildings that are grouped together for reporting purposes.
(6)Not included in Same Property as of December 31, 2024. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for the definition of Same Property.
(7)A full building redevelopment of Promenade Central reached substantial completion in the fourth quarter of 2022. This building will be excluded from the Atlanta and Total Office end of period leased and weighted average occupancy calculations until stabilized.
(8)Effective September 1, 2024, Domain 4 is excluded from the square footage, end of period leased, and weighted average occupancy, and it is not included in Same Property as of December 31, 2024. The Company plans to replace Domain 4, once its leases expire, with future development.
(9)Hayden Ferry 1 in this group of buildings has been excluded from Same Property, end of period leased as of December 31, 2024, and weighted average occupancy for the quarter ended December 31, 2024 due to commencement of a full redevelopment of this building effective October 1, 2023. It is also excluded from the Phoenix and Total Office end of period leased and weighted average occupancy calculations.

The properties included in the table above have annualized rent of $843.7 million, which represents the sum of the annualized cash rent including tenant's share of estimated operating expenses, if applicable, each tenant is paying as of the end of the reporting period. Included in this amount is $43.5 million related to tenants in free rent period as of December 31, 2024 due to free rent concessions. For those tenants, annualized rent is calculated based on the annualized rent the tenant will pay in the first period it is required to pay rent.

Office Lease Expirations (1)
As of December 31, 2024, our leases expire as follows:

Year of Expiration	Square Feet Expiring	% of Leased Space	Annual Contractual Rent (in thousands) (2)	% of Annual Contractual Rent	Annual Contractual Rent/Sq. Ft.

2025	1,397,186	7.7%	$61,025	6.3%	$43.68
2026	1,221,585	6.7%	56,897	5.8%	46.58
2027	1,645,532	9.1%	76,017	7.8%	46.20
2028	1,629,295	9.0%	83,183	8.5%	51.05
2029	1,753,133	9.6%	91,851	9.4%	52.39
2030	1,545,127	8.5%	80,928	8.3%	52.38
2031	1,292,870	7.1%	75,815	7.8%	58.64
2032	2,207,844	12.1%	127,876	13.1%	57.92
2033	1,147,859	6.3%	67,279	6.9%	58.61
2034 &Thereafter	4,336,497	23.9%	252,099	26.1%	58.13

Total	18,176,928	100.0%	$972,970	100.0%	$53.53

(1) Company's share of leases expiring after December 31, 2024. Expiring square footage for which new leases have been executed is reflected based on the expiration date of the new lease.
(2) Annual Contractual Rent is the estimated rent in the year of expiration. It includes the minimum base rent and an estimate of the tenant's share of operating expenses, if applicable, as defined in the respective leases.

Top 20 Office Tenants
As of December 31, 2024, our top 20 office tenants were as follows:

	Tenant (1)	Number of Properties Occupied	Number of Markets Occupied	Company's Share of Square Footage	Company's Share of Annualized Rent (in thousands) (2)	Percentage of Company's Share of Annualized Rent	Weighted Average Remaining Lease Term (Years)
1	Amazon	5	3	1,296,397	$69,610	8.1%	5.2
2	Alphabet	1	1	799,149	53,924	6.3%	13.1
3	NCR Voyix	2	2	815,634	41,277	4.8%	8.4
4	ExxonMobil	2	1	359,660	25,176	2.9%	6.7
5	IBM (3)	1	1	319,863	18,755	2.2%	15.7
6	Expedia	1	1	315,882	17,139	2.0%	6.2
7	Apache	1	1	365,614	14,623	1.7%	13.8
8	Bank of America	2	2	347,139	12,910	1.5%	1.0
9	Ovintiv USA	1	1	318,582	8,437	1.0%	2.5
10	ADP	1	1	225,000	7,894	0.9%	3.2
11	Wells Fargo	5	3	159,114	7,628	0.9%	5.0
12	Smurfit Westrock	1	1	205,185	7,535	0.9%	5.3
13	BlackRock	1	1	131,656	7,297	0.9%	11.4
14	Amgen	1	1	163,169	6,833	0.8%	3.8
15	Lendingtree	1	1	161,321	6,805	0.8%	11.8
16	Workrise Technologies	1	1	93,210	6,678	0.8%	3.6
17	McKinsey & Company	2	2	130,513	6,541	0.8%	7.9
18	Regus Equity Business Centers	4	4	123,625	6,474	0.8%	7.3
19	Samsung Engineering America	1	1	133,860	6,367	0.7%	1.9
20	Allstate	1	1	148,262	5,937	0.7%	5.0
	Total			6,612,835	$337,840	39.5%	7.5

(1)	In some cases, the actual tenant may be an affiliate of the entity shown, and the entity shown may not be a guarantor of the obligations of that tenant.
(2)
Annualized Rent represents the annualized cash rent including the tenant's share of estimated operating expenses, if applicable, paid by the tenant as of December 31, 2024. If the tenant is in a free rent period as of December 31, 2024, Annualized Rent represents the annualized contractual rent the tenant will pay in the first month it is required to pay full cash rent. Included in annualized rent is $10.2 million of annualized rent for tenants in a free rent period.

(3)	IBM has assumed, effective January 1, 2026, the existing lease at Domain 12 from Meta Platforms. Additionally, IBM has extended the lease maturity from 2031 to 2040.
Note:	This schedule includes leases that have commenced. Leases that have been signed but have not commenced are excluded.

Tenant Industry Diversification
As of December 31, 2024, our tenant industry diversification was as follows:

Industry (1)	Percentage of Company's Share of Annualized Rent (2)
Technology	31.2%
Financial	14.3%
Professional Services	9.3%
Legal	8.7%
Consumer Goods & Services	7.2%
Energy	6.9%
Health Care	5.6%
Real Estate	5.2%
Insurance	3.8%
Other	3.9%
Marketing/Media/Telecom	2.2%
Construction/Design	1.7%
Total	100.0%

(1)	Management uses SIC codes when available, along with judgment, to determine tenant industry classification.
(2)	Annualized Rent represents the annualized cash rent including tenant's share of estimated operating expenses, if applicable, paid by the tenant as of the date of this report. If the tenant is in a free rent period as of the date of this report, Annualized Rent represents the annualized contractual rent the tenant will pay in the first month it is required to pay full rent.
Development Pipeline (1)
As of December 31, 2024, information on our projects under development was as follows ($ in thousands):

Project	Type	Market	Company's Ownership Interest	Construction Start Date	Square Feet/Units	Estimated Project Cost (1)	Company's Share of Estimated Project Cost (1)	Project Cost Incurred to Date (1)	Company's Share of Project Cost Incurred to Date (1)	Percent Leased	Initial Occupancy (2)

Neuhoff (3)	Mixed	Nashville	50%	3Q21		$589,100	$294,550	$543,461	$271,731
Office and Retail					450,000					46%	4Q23
Apartments					542					38%	2Q24

Domain 9	Office	Austin	100%	2Q21	338,000	147,000	147,000	130,840	130,840	98%	1Q24

Total						$736,100	$441,550	$674,301	$402,571

(1)	This schedule shows projects currently under active development through the substantial completion of construction as well as properties in an initial lease up period prior to stabilization. Significant estimation is required to derive these costs, and the final costs may differ from these estimates. Estimated and incurred project costs are construction costs, initial leasing costs, and financing costs on project-specific debt. Neuhoff has a project-specific construction loan (see footnote 3 below). The above schedule excludes any financing cost assumptions for projects without project-specific debt and any other incremental capitalized costs required by GAAP.
(2)	Initial occupancy represents the quarter within which the Company first recognized, or estimates it will begin recognizing, revenue under GAAP. The Company capitalizes interest, real estate taxes, and certain operating expenses on the unoccupied portion of office and retail properties, which have ongoing construction of tenant improvements, until the earlier of (1) the date on which the project achieves 90% economic occupancy or (2) one year from cessation of major construction activity. For residential project construction, the Company continues to capitalize interest, real estate taxes, and certain operating expenses until cessation of major construction activity.
(3)	The Neuhoff estimated project cost will be funded with a combination of $276.4 million of equity contributed by the joint venture partners and a $312.7 million construction loan. These costs include approximately $66 million of site and associated infrastructure work related to a future phase. The estimated project cost includes revisions related to updated initial leasing costs and construction loan interest costs.

Land Holdings
As of December 31, 2024, we owned the following land holdings, either directly or indirectly through joint ventures:

	Market	Company's Ownership Interest	Financial Statement Presentation	Total Developable Land (Acres)

3354/3356 Peachtree	Atlanta	95%	Consolidated	3.2
715 Ponce	Atlanta	50%	Unconsolidated	1.0
887 West Peachtree	Atlanta	100%	Consolidated	1.6
Domain Point 3	Austin	90%	Consolidated	1.7
Domain Central	Austin	100%	Consolidated	5.6
South End Station	Charlotte	100%	Consolidated	3.4
303 Tremont	Charlotte	100%	Consolidated	2.4
Legacy Union 2 & 3	Dallas	95%	Consolidated	4.0
Corporate Center 5 & 6 (1)	Tampa	100%	Consolidated	14.1

Total				37.0

Total Cost Basis of Land ($ in thousands)				$162,810
Company's Share of Cost Basis of Land ($ in thousands)				$156,006
(1) Corporate Center 5 is controlled through a long-term ground lease.

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
Item 4.Mine Safety Disclosures
Not applicable.

Item X.Information about our Executive Officers
The Executive Officers of the Registrant, as of the date hereof, are as follows:

Name	Age	Office Held
M. Colin Connolly	48	President, Chief Executive Officer and Director
Gregg D. Adzema	59	Executive Vice President and Chief Financial Officer
J. Kennedy Hicks	41	Executive Vice President, Chief Investment Officer and Managing Director
Richard G. Hickson IV	50	Executive Vice President, Operations
John S. McColl	62	Executive Vice President, Development
Pamela F. Roper	51	Executive Vice President, General Counsel and Corporate Secretary
Jeffrey D. Symes	59	Senior Vice President and Chief Accounting Officer
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
Mr. Adzema was appointed Executive Vice President and Chief Financial Officer in November 2010.
Ms. Hicks was appointed Executive Vice President, Chief Investment Officer, and Managing Director in December 2022. From October 2020 to December 2022, Ms. Hicks served as Executive Vice President of Investments. Ms. Hicks joined Cousins in November 2018 as Senior Vice President of Investments.
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
Ms. Roper was appointed Executive Vice President, General Counsel, and Corporate Secretary in February 2017. From October 2012 to February 2017, Ms. Roper served as Senior Vice President, General Counsel, and Corporate Secretary. From February 2008 to October 2012, Ms. Roper served as Senior Vice President, Associate General Counsel, and Assistant Secretary.
Mr. Symes joined the Company in February 2020 and was appointed Senior Vice President and Chief Accounting Officer in March 2020.

PART II
Item 5. Market for Registrant’s Common Stock and Related Stockholder Matters
Market Information and Holders
Our common stock trades on the New York Stock Exchange (ticker symbol: CUZ). On January 30, 2025, there were 7,829 stockholders of record of our common stock.
Purchases of Equity Securities
There were no purchases of common stock by the Company during the fourth quarter of 2024.

Performance Graph
The following graph compares the five-year cumulative total return of our common stock with the NYSE Composite Index, the FTSE Nareit Equity Index, and the FTSE Nareit Equity Office Index. The graph assumes a $100 investment in each of the indices on December 31, 2019 and the reinvestment of all dividends.

Total Return Performance
160
140
120
100
80
60
40
Index Value
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
Cousins Properties Incorporated
FTSE Nareit Equity Index
NYSE Composite Index
FTSE Nareit Equity Office Index

COMPARISON OF CUMULATIVE TOTAL RETURN OF ONE OR MORE COMPANIES, PEER
GROUPS, INDUSTRY INDICES, AND/OR BROAD MARKETS

	Fiscal Year Ended
Index	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
Cousins Properties Incorporated	100.00	85.24	105.10	68.67	70.05	92.87
NYSE Composite Index	100.00	106.99	129.11	117.04	133.16	154.19
FTSE Nareit Equity Index	100.00	92.00	131.78	99.67	113.35	123.25
FTSE Nareit Equity Office Index	100.00	81.56	99.50	62.07	74.67	90.72

Item 7.Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the selected financial data and the consolidated financial statements and notes.
Overview of 2024 Performance and Company and Industry Trends
Our strategy is to create value for our stockholders through ownership of the premier office portfolio in Sun Belt markets of the United States, with a particular focus on Atlanta, Austin, Tampa, Charlotte, Phoenix, Dallas, and Nashville. This strategy is based on a disciplined approach to capital allocation that includes opportunistic acquisitions, selective development, and timely dispositions of non-core assets, with a goal of maintaining a portfolio of newer and more efficient properties with lower capital expenditure requirements. To implement this disciplined approach, we maintain a simple, flexible, and low-leveraged balance sheet, which allows us to pursue compelling growth opportunities at the most advantageous points in the cycle. We utilize our strong local operating platforms within each of our major markets to implement this strategy.
During 2024, we completed two strategic acquisitions of operating properties and entered into one joint venture that acquired an operating property. We acquired Vantage South End, a 639,000 square foot lifestyle office property in South End Charlotte, for a purchase price of $328.5 million and Sail Tower, a 804,000 square foot lifestyle office property in Downtown Austin, for a purchase price of $521.8 million. We also acquired a 20% interest in a joint venture for $16.7 million that acquired Proscenium, a 525,000 square foot office property in Midtown Atlanta for a purchase price of $83.3 million. Finally, we acquired multiple investments in real estate debt during the year including two mezzanine real estate loans for $27.2 million, which are subordinated to the first priority mortgage loans and secured by pledges of equity interests, and one mortgage loan at par for $138.0 million, which was secured by the Saint Ann Court office property in Dallas.
During 2024, we completed several financing and equity market activities to fund the previously mentioned acquisitions, pay off maturing debt, and maintain a strategic mix of floating and fixed rate debt. We completed offerings of the 2032 Notes and the 2034 Notes, generating net proceeds of $397.9 million and $498.5 million, respectively, each after an original issue discount; issued 6,000,000 shares of common stock at $31.01 per share, and 9,500,000 shares of common stock at $29.765 per share, generating proceeds of $186.1 million and $282.8 million, net of underwriting discounts, respectively; repaid in full the $70.9 million remaining balance on the mortgage secured by our Domain 10 property in Austin; and entered into a floating-to-fixed interest rate swap on the remaining $200 million of the $400 million Term Loan maturing March 2025, fixing the underlying SOFR rate at 4.6675%.
During 2024, we leased or renewed 2.0 million square feet of office space. Our office operating portfolio was 91.6% percent leased as of December 31, 2024 and the weighted average economic occupancy during the fourth quarter of 2024 was 89.2%. The weighted average net effective rent per square foot, representing base rent excluding operating expense reimbursements and leasing costs, for new or renewed non-amenity leases with terms greater than one year signed in 2024, was $28.17 per square foot. Cash-basis net effective rent per square foot increased 8.5% on spaces that had been previously occupied in the past year. Cash-basis net effective rent represents net rent at the end of the term paid by the prior tenant compared to the net rent at the beginning of the term paid by the current tenant. Our same property net operating income for the year increased 5.1% on a straight-line basis and increased 4.8% on a cash-basis.
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
If we determine the improvements are our assets, we capitalize the cost of the improvements and recognize depreciation expense associated with such improvements generally over the shorter of the estimated useful life or the term of the lease. Any portion of our asset funded by a tenant is recorded as deferred revenue to be recognized in rental revenue over the term of the lease on a straight-line basis. If the improvements are tenant assets, we defer the cost of improvements funded by us as a lease incentive asset and amortize it as a reduction of rental revenue over the term of the lease. Our determination of whether improvements are our assets or tenants' assets also affects when we commence revenue recognition in connection with a lease.
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
Purchase Price Allocations for Acquired Assets
We evaluate all real estate acquisitions to determine if the transactions qualify as an acquisition of assets or of a business, including cases in which we acquire a pool of properties of varying property types in different markets. For purposes of this review, we separate the assets acquired based on their unique and different risk characteristics, which may be by property type, geographic concentration, or other factors. If we determine that substantially all of the fair value is concentrated in a single identifiable asset or group of similar assets, generally 90% of total fair value of assets acquired, we account for the acquisition as an acquisition of assets. If we determine that there is no single asset or group of assets that make up substantially all of the fair value of gross assets acquired, we then evaluate whether the acquired set of assets includes an input and substantial process which create an output. If we determine that an input and a substantive process that significantly contribute to the ability to create output are present, we account for the acquisition as an acquisition of a business. We use considerable judgment in determining whether the acquisition of a pool of assets is an acquisition of assets or of a business. Because acquisition costs are expensed for an acquisition of a business and capitalized for an acquisition of assets, results of operations could be materially different based on our determinations.
For acquisitions that are accounted for as an acquisition of an asset, we record the acquired tangible and intangible assets and assumed liabilities based on each asset and liability's relative fair value at the acquisition date to the total purchase price plus capitalized acquisition costs. For acquisitions that are accounted for as an acquisition of a business, we record the acquired tangible and intangible assets and assumed liabilities based on each asset and liability's fair value at the acquisition date to the total purchase price. Fair value is based on estimated cash flow projections that utilize available market information and discount and/or capitalization rates as appropriate. Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions. The acquired assets and assumed liabilities for an acquired operating property generally include, but are not limited to: land, buildings, and identified tangible and intangible assets and liabilities associated with in-place leases, including tenant improvements, leasing costs, value of above-market and below-market leases, and value of acquired in-place leases.
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
Results of Operations For The Year Ended December 31, 2024
General
Net income available to common stockholders for the years ended December 31, 2024 and 2023 was $46.0 million and $83.0 million, respectively. The decrease in net income is primarily attributable to increased depreciation expense. We detail below material changes in the components of net income available to common stockholders for the year ended 2024 compared to 2023.
See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations" from our 2023 Annual Report on Form 10-K for a comparison of 2023 to 2022 financial results.
Rental Property Revenues, Rental Property Operating Expenses, and Net Operating Income
The following results include the performance of our Same Property portfolio. Our Same Property portfolio includes office properties that were stabilized and owned by us for the entirety of each comparable reporting period presented. Same Property amounts for the 2024 versus 2023 comparison are from properties that were stabilized and owned as of January 1, 2023 through December 31, 2024.
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
The following table reconciles net income to consolidated NOI for each of periods presented ($ in thousands):

	Year Ended December 31,
	2024	2023

Net Income	$46,581	$83,816
Fee income	(1,761)	(1,373)
Termination fee income	(3,405)	(7,343)
Other income	(7,224)	(2,454)
General and administrative expenses	36,566	32,331
Interest expense	122,476	105,463
Depreciation and amortization	365,045	314,897
Reimbursed expenses	634	608
Other expenses	2,097	2,128
Loss (income) from unconsolidated joint ventures	2,796	(2,299)
Gain on investment property transactions	(98)	(504)
Net Operating Income	$563,707	$525,270

Consolidated rental property revenues, rental property operating expenses, and NOI changed between the 2024 and 2023 periods as follows ($ in thousands):

	Year Ended December 31,
	2024	2023	$ Change	% Change
Rental Property Revenues
Same Property	$802,470	$766,978	$35,492	4.6%
Non-Same Property	41,898	24,726	17,172	69.4%
Termination Fee Income	3,405	7,343	(3,938)	(53.6)%
Total Rental Property Revenues	$847,773	$799,047	$48,726	6.1%

Rental Property Operating Expenses
Same Property	$267,051	$257,873	$9,178	3.6%
Non-Same Property	13,610	8,561	5,049	59.0%
Total Rental Property Operating Expenses	$280,661	$266,434	$14,227	5.3%

Net Operating Income
Same Property NOI	$535,419	$509,105	$26,314	5.2%
Non-Same Property NOI	28,288	16,165	12,123	75.0%
Total NOI	$563,707	$525,270	$38,437	7.3%

Same Property NOI represents Net Operating Income for those office properties that were stabilized and owned by us for the entirety of the 2023 and 2024 reporting periods presented. Same Property NOI allows analysts, investors, and management to analyze continuing operations and evaluate the growth trend of the Company's portfolio.
Same Property Rental Property Revenues and NOI increased between 2024 and 2023 primarily due to an increase in economic occupancy at our BriarLake Plaza, San Jacinto Center, and Promenade Tower office properties and increases in revenues recognized from tenant funded improvements owned by us. In addition, parking revenue from our Same Property portfolio increased between 2024 and 2023.
Non-Same Property Rental Property Revenues, Rental Property Operating Expenses, and NOI increased between 2024 and 2023 primarily due to the commencement of operations at our Domain 9 building in the first quarter of 2024, increased economic occupancy at our recently redeveloped Promenade Central operating property, and the acquisitions of Vantage South End and Sail Tower in December 2024. This increase is partially offset by a full building redevelopment at our Hayden Ferry 1 building, which began in the fourth quarter of 2023.
The following table details NOI from properties aggregated by market:

	Year Ended December 31,
Market	2024	2023	$ Change	% Change
Atlanta	$194,837	$188,451	$6,386	3.4%
Austin	191,758	170,103	21,655	12.7%
Tampa	49,383	46,933	2,450	5.2%
Phoenix	44,597	44,177	420	1.0%
Charlotte	42,164	43,124	(960)	(2.2)%
Dallas	13,937	13,074	863	6.6%
Other (1)	22,363	14,666	7,697	52.5%
Office NOI	559,039	520,528	38,511	7.4%
Other Non-Office (2)	4,668	4,742	(74)
Total NOI	$563,707	$525,270	$38,437

(1) Represents a non-core office property in Houston.
(2) Includes operations at land sites held for future development as well as a parking garage in Charlotte.

NOI for the Austin market increased $21.7 million, or 12.7%, between 2024 and 2023 primarily due to the commencement of operations at our Domain 9 building in the first quarter of 2024 as well as an increase in revenues recognized from tenant funded improvements owned by us. NOI from Other markets increased $7.7 million, or 52.5%, between 2024 and 2023 primarily due to the an increase in economic occupancy at our BriarLake Plaza office property in Houston.
Other Income
Other income increased $4.8 million, or 194.4%, between 2024 and 2023 primarily due to the interest income from the two mezzanine loans and the Saint Ann Court mortgage loan acquired in 2024. These transactions are described in further detail in note 5 to the consolidated financial statements in this Form 10-K.
General and Administrative Expenses
General and administrative expenses increased $4.2 million, or 13.1%, between 2024 and 2023 primarily due to increases in stock compensation expense and an increase in expenses related to annual performance-based compensation paid in cash.
Interest Expense
Interest expense, net of amounts capitalized, increased $17.0 million, or 16.1%, between 2024 and 2023. This increase is primarily due to the issuances of the $500 million and $400 million public unsecured senior notes in August and December of 2024, respectively, and decreases in capitalized interest as we finished construction on the core building and began operations at our Domain 9 building in the first quarter of 2024.
Depreciation and Amortization
Depreciation and amortization changed between the 2024 and 2023 periods as follows ($ in thousands):

	Year Ended December 31,
	2024	2023	$ Change	% Change
Depreciation and Amortization
Same Property	$325,254	$300,349	$24,905	8.3%
Non-Same Property	39,330	14,100	25,230	178.9%
Non-Real Estate Assets	461	448	13	2.9%
Total Depreciation and Amortization	$365,045	$314,897	$50,148	15.9%
Same Property depreciation and amortization increased between 2024 and 2023 primarily due to an increase of assets in service during the current period, primarily from tenant improvements.
Non-Same Property depreciation and amortization increased between 2024 and 2023 primarily due to completion of development at Domain 9 and a full building redevelopment at Promenade Central, the Sail Tower Acquisition and the Vantage Acquisition in December 2024, as well as changes in the estimated useful lives of buildings and improvements at some of our operating properties. These increases were partially offset by our suspension of depreciation related to our full building redevelopment at our Hayden Ferry 1 building, which began in the fourth quarter of 2023.

Income and Net Operating Income from Unconsolidated Joint Ventures
Income (loss) from unconsolidated joint ventures consisted of the following in 2024 and 2023 ($ in thousands):

	Year Ended December 31,
	2024	2023	$ Change	% Change

Income (loss) from unconsolidated joint ventures	$(2,796)	$2,299	$(5,095)	(221.6)%
Depreciation and amortization	4,745	1,931	2,814	145.7%
Interest expense	4,484	1,676	2,808	167.5%
Other expense	316	58	258	444.8%
Other income	(132)	(140)	8	5.7%
Net operating income from unconsolidated joint ventures	$6,617	$5,824	$793	13.6%

Net operating income:
Same Property	$4,693	$4,853	$(160)	(3.3)%
Non-Same Property	1,924	971	953	98.1%
Net operating income from unconsolidated joint ventures	$6,617	$5,824	$793	13.6%

The change in income (loss) from unconsolidated joint ventures was driven by increases in unconsolidated depreciation and amortization as well as unconsolidated interest expense. Unconsolidated depreciation and amortization expense increased between 2024 and 2023 primarily due to development activities winding down and initial operations beginning at our joint venture's Neuhoff property in the fourth quarter of 2023 and the acquisition of Proscenium in August 2024. Unconsolidated interest expense increased between 2024 and 2023 primarily due to a reduction in capitalized interest at our Neuhoff joint venture as portions of its development project were completed in 2024 as well as the June 2023 refinance of the mortgage on the property in our Crawford Long joint venture.
Non-Same Property NOI from unconsolidated joint ventures increased between 2024 and 2023 primarily due to the acquisition of Proscenium in August 2024.
Funds from Operations
The table below shows Funds from Operations Available to Common Stockholders (“FFO”), a non-GAAP financial measure, and the related reconciliation from net income available to common stockholders. We calculate FFO as defined by the National Association of Real Estate Investment Trusts ("Nareit"), which is net income (loss) available to common stockholders (computed in accordance with GAAP), excluding depreciation and amortization related to real estate, gains and losses from sales of depreciable property, gains and losses from changes in control and impairment of depreciable real estate, plus depreciation and amortization of real estate assets, impairment on depreciable investment property, and after adjustments for unconsolidated partnerships and joint ventures to reflect FFO on the same basis.
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

The reconciliations of net income available to common stockholders to FFO and earnings per share to FFO per share are as follows for the years ended December 31, 2024 and 2023 ($ in thousands, except per share information):

	Year Ended December 31,
	2024			2023
	Dollars	Weighted Average Common Shares	Per Share Amount	Dollars	Weighted Average Common Shares	Per Share Amount
Net Income Available to Common Stockholders	$45,962	153,413	$0.30	$82,963	151,714	$0.55
Noncontrolling interest related to unitholders	8	25	—	14	25	—
Potentially dilutive common shares	—	2	—	—	—	—
Conversion of unvested restricted stock units	—	575	—	—	301	—

Net Income — Diluted	45,970	154,015	0.30	82,977	152,040	0.55
Depreciation and amortization of real estate assets:
Consolidated properties	364,584	—	2.37	314,449	—	2.07
Share of unconsolidated joint ventures	4,745	—	0.03	1,931	—	0.01
Partners' share of real estate depreciation	(1,106)	—	(0.01)	(1,070)	—	(0.01)
Loss (gain) on sale of depreciated properties:
Consolidated properties	(101)	—	—	2	—	—
Funds From Operations	$414,092	154,015	$2.69	$398,289	152,040	$2.62

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

Our material capital expenditure commitments for 2025 include $95.8 million of unfunded tenant improvements and development costs. As of December 31, 2024, we had $112.3 million drawn under our Credit Facility with the ability to borrow the remaining $887.7 million, as well as $7.3 million of cash and cash equivalents. We expect to have sufficient liquidity to meet our obligations for the foreseeable future.

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
The following table sets forth information as of December 31, 2024 with respect to our outstanding contractual obligations and commitments ($ in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual Obligations:
Company debt: (1)
Unsecured credit facility	$112,332	$—	$112,332	$—	$—
Public senior unsecured notes	900,000	—	—	—	900,000
Privately placed senior unsecured notes	1,000,000	250,000	225,000	525,000	—
Term loans	650,000	—	650,000	—	—
Mortgage notes payable	447,882	6,755	220,127	—	221,000
Interest commitments (2)	701,135	122,028	202,155	161,148	215,804
Ground leases	179,286	1,958	4,016	4,044	169,268
Total contractual obligations	$3,990,635	$380,741	$1,413,630	$690,192	$1,506,072
Commitments:
Unfunded tenant improvements and development obligations	$111,764	$95,771	$15,993	$—	$—
Unfunded commitments on investments in real estate debt	7,781	7,781	—	—	—
Total commitments	$119,545	$103,552	$15,993	$—	$—
(1)Amounts presented assume we exercise all available extension options.
(2)Interest on variable rate obligations is based on balances and effective rates as of December 31, 2024.

Credit Facility
On May 2, 2022, we entered into a Fifth Amended and Restated Credit Agreement (the "Credit Facility") under which we may borrow up to $1 billion if certain conditions are satisfied. The Credit Facility contains financial covenants that require, among other things, the maintenance of unencumbered interest coverage ratio of at least 1.75x; a fixed charge coverage ratio of at least 1.50x; a secured leverage ratio of no more than 50%; and an overall leverage ratio of no more than 60%. The Credit Facility matures on April 30, 2027.
The interest rate applicable to the Credit Facility varies according to our leverage ratio and may, at our election, be determined based on either (1) the Daily SOFR or Term SOFR, plus a SOFR adjustment of 0.10% ("Adjusted SOFR") and a spread of between 0.725% and 1.40%, or (2) the greater of (i) Bank of America's prime rate, (ii) the federal funds rate plus 0.50%, (iii) Term SOFR, plus a SOFR adjustment of 0.10%, and 1.00%, or (iv) 1.00%, plus a spread of between 0.00% and 0.40%, based on leverage. In addition to the interest rate, the Credit Facility is also subject to an annual facility fee of 0.125% to 0.30%, depending on our credit rating and leverage ratio, on the entire $1 billion capacity. There can be no assurance that we will maintain any particular rating in the future and if our credit ratings decrease, then we may be subject to higher applicable spreads.
In April 2024, we notified the administrative agent of the Credit Facility of our receipt of corporate investment grade ratings. These ratings reduced the Credit Facility's Adjusted SOFR spread and facility fee range effective April 17, 2024. Changes in our investment grade ratings may result in additional adjustments to the applicable spread and facility fee. Prior to April 17, 2024, the applicable spread was between 0.90% and 1.40% and the facility fee range was 0.15% to 0.30%, depending on leverage.

At December 31, 2024, the Credit Facility's interest rate spread over Adjusted SOFR was 0.775%, and the facility fee spread was 0.15%. The amount that we may draw under the Credit Facility is a defined calculation based on our unencumbered assets and other factors. The total available borrowing capacity under the Credit Facility was $887.7 million at December 31, 2024. Any amounts outstanding under the Credit Facility may be accelerated upon the occurrence of any events of default.
Term Loans
On October 3, 2022, we entered into a Delayed Draw Term Loan Agreement (the "2022 Term Loan") and borrowed the full $400 million available under the loan. The loan had an initial maturity of March 3, 2025 with four consecutive options to extend the maturity date for an additional six months each. In December 2024, we exercised the first of the four six month extension options, extending the maturity date to September 3, 2025. Under the 2022 Term Loan the interest rate applicable varies according to our credit rating and leverage ratio and may, at our election, be determined based on either (1) the Daily SOFR or Term SOFR, plus a SOFR adjustment of 0.10% ("Adjusted SOFR") and a spread of between 0.80% and 1.60%, or (2) the greater of (i) Bank of America's prime rate, (ii) the federal funds rate plus 0.50%, (iii) Term SOFR, plus a SOFR adjustment of 0.10%, and 1.00%, (iv) or 1.00%, plus a spread of between 0.00% and 0.65%, based on leverage. There can be no assurance that we will maintain any particular rating in the future and if our credit ratings decrease, then we may be subject to higher applicable spreads. The covenants under the 2022 Term Loan are the same as the Credit Facility. At December 31, 2024, the spread over the underlying SOFR rates was 0.85% for the 2022 Term Loan.
On April 19, 2023, we entered into a floating-to-fixed rate swap with respect to $200 million of the $400 million 2022 Term Loan through the initial maturity date of March 3, 2025. This swap fixed the underlying SOFR rate at 4.298%. On January 26, 2024, we entered into a floating-to-fixed rate swap with respect to the remaining $200 million of the $400 million 2022 Term Loan through the initial maturity date of March 3, 2025. This swap fixed the underlying SOFR rate at 4.6675% (see note 10 to the consolidated financial statements). These two swaps fix the underlying SOFR rate for the full $400 million at a weighted average of 4.483%.
On June 28, 2021, we entered into an Amended and Restated Term Loan Agreement (the "2021 Term Loan") that amended the former term loan agreement. Under the 2021 Term Loan, we have borrowed $350 million with an initial maturity of August 30, 2024 with four consecutive options to extend the maturity date for an additional 180 days each. In August 2024, we paid down $100 million of the $350 million outstanding and exercised the first of our four 180 day extension options, extending the maturity date on the remaining $250 million to February 26, 2025. In December 2024, we exercised the second of our four 180 day extension options, extending the maturity date on the remaining $250 million to August 25, 2025. On September 19, 2022, we entered into the First Amendment to the 2021 Term Loan. This amendment aligns covenants and available interest rates, including the addition of SOFR, to that of the Credit Facility. Under the terms of this First Amendment the interest rate applicable to the 2021 Term Loan varies according to our credit rating and leverage ratio and may, at our election, be determined based on either (1) the Daily SOFR or Term SOFR, plus a SOFR adjustment of 0.10% ("Adjusted SOFR") and a spread of between 0.85% and 1.65%, or (2) the greater of (i) Bank of America's prime rate, (ii) the federal funds rate plus 0.50%, (iii) Term SOFR, plus a SOFR adjustment of 0.10%, and 1.00%, (iv) or 1.00%, plus a spread of between 0.00% and 0.65%, based on leverage. At December 31, 2024, the spread over the underlying SOFR rates was 1.00% for the 2021 Term Loan.
On September 27, 2022, we entered into a floating-to-fixed interest rate swap with respect to the $350 million 2021 Term Loan through the initial maturity date of August 30, 2024. This swap effectively fixed the underlying SOFR rate at 4.234% (see note 10 to the consolidated financial statements). This swap has expired, and the loan has reverted to the underlying variable SOFR rate.
In April 2024, we notified the administrative agent of the 2022 Term Loan and 2021 Term Loan of our receipt of corporate investment grade ratings received. These ratings reduced the Adjusted SOFR spread range, effective April 17, 2024. Changes in our investment grade ratings may result in additional adjustments to the applicable spread in the future. Prior to April 17, 2024, the applicable spread was between 1.05% and 1.65% for both the 2022 Term Loan and 2021 Term Loan, depending on leverage.

Unsecured Senior Notes
In December 2024, CPLP issued $400 million in aggregate principal amount of 5.375% senior unsecured notes. Upon issuance of the 2032 Notes, CPLP received net proceeds of $397.9 million dollars after an original issue discount of $2.1 million resulting in an effective interest rate is 5.464%. The 2032 Notes are fully and unconditionally guaranteed by us. The proceeds were used to fund part of the purchase prices for the Sail Tower Acquisition and the Vantage Acquisition in December 2024. The 2032 Notes had issuance costs of $3.6 million and mature on February 15, 2032.
In August 2024, CPLP issued $500 million in aggregate principal amount of 5.875% senior unsecured notes. Upon issuance of the 2034 Notes, CPLP received net proceeds of $498.5 million dollars after an original issue discount of $1.5 million resulting in an effective interest rate is 5.912%. The 2034 Notes are fully and unconditionally guaranteed by us. The proceeds were used primarily to repay $373.8 million outstanding on the Credit Facility and repay $100 million of the $350 million outstanding on the 2021 Term Loan. The 2034 Notes had issuance costs of $5.3 million and mature on October 1, 2034. The 2032 Notes and the 2034 Notes are sometimes referred to herein as the "public senior unsecured notes."
The public senior unsecured notes are subject to certain typical covenants that, subject to certain exceptions, include (a) a limitation on the ability of the Company and CPLP to, among other things, incur additional secured and unsecured indebtedness; (b) a limitation on the ability of the Company and CPLP to merge, consolidate, sell, lease or otherwise dispose of their properties and assets substantially as an entirety; and (c) a requirement that the Company maintain a pool of unencumbered assets. To avoid any such limitations, these covenants require, among other things, maintaining the following financial metrics as defined in the agreement: unencumbered debt ratio of at least 150%; an EBITDA to debt service ratio of at least 1.50x; a secured leverage ratio of no more than 40%; and an overall leverage ratio of no more than 60%.
At December 31, 2024, we had $1.9 billion aggregate principal amount of unsecured senior notes outstanding, including $1 billion outstanding principal amount of senior unsecured notes issued in a private placement of five tranches. These unsecured senior notes have maturity dates that range from 2025 to 2034 and the weighted average fixed interest rates on these notes is 4.74%. The senior unsecured notes issued in the private placement are sometimes referred to herein as the privately placed senior unsecured notes.
The unsecured senior notes contain financial covenants that are consistent with those of our Credit Facility, with the exception of a secured leverage ratio of no more than 40%. The senior notes also contain customary representations and warranties, both affirmative and negative covenants, and customary events of default.
Secured Mortgage Notes
In November 2024, we repaid, in full, our Domain 10 mortgage with a remaining principal balance of $70.9 million. This mortgage had an interest rate of 3.75%.
As of December 31, 2024, we had $447.9 million outstanding on four non-recourse mortgage notes with a weighted average interest rate of 4.85%. All interest rates on the secured mortgage notes are fixed. Assets with depreciated carrying values of $702.7 million were pledged as security on these mortgage notes payable.
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
At December 31, 2024, our unconsolidated joint ventures had aggregate outstanding indebtedness to third parties of $357.0 million. This debt represents mortgage or construction loans, all of which are non-recourse to us. In addition, in certain instances, we provide “non-recourse carve-out guarantees” on these non-recourse loans.
Other Debt Information
Our existing mortgage debt is solely non-recourse, fixed-rate mortgage notes secured by various real estate assets. We expect to either refinance our non-recourse mortgage loans at maturity or repay the mortgage loans with other capital sources, including our credit facility, public and private unsecured debt, non-recourse mortgages, construction loans, the sale of assets, joint venture equity, the issuance of common stock, the issuance of preferred stock, or the issuance of units of CPLP. Many of our non-recourse mortgages contain covenants which, if not satisfied, could result in acceleration of the maturity of the debt.
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
Cash Flows
We report and analyze our cash flows based on operating activities, investing activities, and financing activities. Cash and cash equivalents totaled $7.3 million and $6.0 million at December 31, 2024 and 2023, respectively. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Cash Flows" from our 2023 Annual Report on Form 10-K for a discussion of the changes in cash flows between 2023 and 2022.
The following table sets forth the changes in cash flows ($ in thousands):

	Year Ended December 31,		$ Change
	2024	2023
Net cash provided by operating activities	$400,233	$368,362	$31,871
Net cash used in investing activities	(1,305,402)	(295,735)	(1,009,667)
Net cash provided by (used in) financing activities	906,471	(71,725)	978,196
The reasons for significant increases and decreases in cash flows between the periods are as follows:
Cash Flows from Operating Activities. Cash provided by operating activities increased $31.9 million between 2024 and 2023 primarily due to increased economic occupancy and the end of rent abatement periods at our 100 Mill, San Jacinto Center, and Tempe Gateway office properties; the commencement of operations at our Domain 9 office property in 2024; the timing and amount of interest payments; and the timing of property tax payments and the timing of receipt of rent payments from tenants; all partially offset by the suspension of operations related to our full building redevelopment of Hayden Ferry 1 that began in the fourth quarter of 2023.
Cash Flows from Investing Activities. Cash used in investing activities increased $1.0 billion between 2024 and 2023. Cash used in investing activities was higher in 2024 primarily due to the Sail Tower Acquisition and the Vantage Acquisition for an aggregate price of $838.0 million in December 2024 and the acquisitions of investments in real estate debt for $167.2 million during 2024.
Cash Flows from Financing Activities. Cash flows provided by financing activities increased $978.2 million between 2024 and 2023. The increase in cash provided by financing activities is primarily driven by the proceeds from the 2024 issuances of common stock and public unsecured senior notes. This increase is partially offset by cash used in repayments of the Domain 10 mortgage note, $100 million of the $350 million 2021 Term Loan, and an increase in net repayments on our Credit Facility in 2024.

Capital Expenditures. We incur capital expenditures for the development of new properties, the redevelopment of existing or newly purchased properties, building improvements, direct leasing costs for new or replacement tenants, and capitalized interest and salaries. Components of expenditures included in this line item for the years ended December 31, 2024 and 2023 are as follows ($ in thousands):

	2024	2023
Projects under development (1)	$24,105	$53,670
Operating properties—redevelopment	46,479	41,066
Operating properties—building improvements	31,760	26,878
Operating properties—leasing costs	135,506	137,017
Capitalized interest and salaries	14,881	20,888
Total capital expenditures	$252,731	$279,519
(1) Includes initial leasing costs.

Capital expenditures decreased $26.8 million between 2024 and 2023 primarily due to decreases in projects under development activities and related capitalized interest and salaries due to the Domain 9 development commencing initial operations in the first quarter of 2024. These decreases are partially offset by the following: (i) increased spending on operating property redevelopments compared to 2023 with the commencement of a full building redevelopment of Hayden Ferry 1 in the fourth quarter of 2023, partially offset by the renovations at 3350 Peachtree and Promenade Central which were substantially completed in 2023, and (ii) an increased spending on building improvements.

The weighted average leasing costs on a per square foot basis for leases signed during 2024 and 2023 were as follows:

	2024	2023
New leases	$12.30	$13.41
Renewal leases	$9.70	$9.36
Expansion leases	$13.16	$6.12

All signed leases	$11.60	$10.59
The amounts of leasing costs on a per square foot basis vary by lease and by market.
Dividends. We paid common dividends of $195.4 million and $194.3 million in 2024 and 2023, respectively. We funded these dividends with cash provided by operating activities. We also expect to fund our future quarterly common dividends with cash provided by operating activities. Proceeds from investment property sales, distributions from unconsolidated joint ventures, and indebtedness will be used, if necessary.
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
As of December 31, 2024, we had two existing floating-to-fixed interest rate swaps, each for $200 million of the $400 million 2022 Term Loan. These swaps fix the underlying SOFR rate at a weighted average 4.483% and expire on the 2022 Term Loan's initial maturity date of March 3, 2025. As of December 31, 2024 and 2023, we had $2.7 billion and $2.1 billion, respectively, of fixed rate debt, including the 2022 Term Loan, outstanding at a weighted average interest rate of 4.85% and 4.50%, respectively.

At December 31, 2024, we had $362.3 million of variable rate debt outstanding, which consisted of the Credit Facility with $112.3 million outstanding at an interest rate of 5.185% and $250 million outstanding on the 2021 Term Loan with an interest rate of 5.41%. At December 31, 2023, we had $385.1 million of variable rate debt outstanding, which consisted of the Credit Facility with $185.1 million outstanding at an interest rate of 6.31% and $200 million of the $400 million 2022 Term Loan with an interest rate of 6.46%. Based on our average variable rate debt balances in 2024, interest incurred would have increased by $3.3 million in 2024 if interest rates had been 1% higher.
The information presented above should be read in conjunction with note 9 and note 10 of notes to consolidated financial statements included in this Annual Report on Form 10-K.
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
Management, under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. The framework on which the assessment was based is described in “Internal Control – Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, we concluded that we maintained effective internal control over financial reporting as of December 31, 2024. Deloitte & Touche LLP, our independent registered public accounting firm, issued an opinion on the effectiveness of our internal control over financial reporting as of December 31, 2024, which follows this report of management.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Cousins Properties Incorporated

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Cousins Properties Incorporated and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 6, 2025, expressed an unqualified opinion on those consolidated financial statements.

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
February 6, 2025

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by Items 401, 405, 406, and 407 of Regulation S-K is presented in Item X in Part I of this report and is included under the captions “Proposal 1 - Election of Directors” and “Delinquent Section 16(a) Reports” in the Proxy Statement relating to the 2025 Annual Meeting of the Registrant’s Stockholders and is incorporated herein by reference. The Company has the Code of Business Conduct and Ethics, which is applicable to its Board of Directors and all of its employees. The Code of Business Conduct and Ethics is publicly available on the “Investor Relations” page of its website site at www.cousins.com. Section 1 of the Code of Business Conduct and Ethics applies to the Company’s senior executive and financial officers and is a “code of ethics” as defined by applicable SEC rules and regulations. If the Company makes any amendments to the Code of Business Conduct and Ethics other than technical, administrative, or other non-substantive amendments or grants any waivers, including implicit waivers, from a provision of the Code of Business Conduct and Ethics to the Company’s senior executive or financial officers, the Company will disclose on its website the nature of the amendment or waiver, its effective date, and to whom it applies.
Item 11. Executive Compensation
The information required by Items 402 and 407 of Regulation S-K is included under the captions “Executive Compensation,” “Director Compensation,” and "Compensation Committee Interlocks and Insider Participation" in the Proxy Statement relating to the 2025 Annual Meeting of the Registrant’s Stockholders and is incorporated herein by reference.
Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information under the captions “Beneficial Ownership of Common Stock” and "Equity Compensation Plan Information" in the Proxy Statement relating to the 2025 Annual Meeting of the Registrant’s Stockholders is incorporated herein by reference.
Item 13.Certain Relationships and Related Transactions, and Director Independence
The information under the caption “Certain Transactions” and “Director Independence” in the Proxy Statement relating to the 2025 Annual Meeting of the Registrant’s Stockholders is incorporated herein by reference.
Item 14.Principal Accountant Fees and Services
The information under the caption “Summary of Fees to Independent Registered Public Accounting Firm” in the Proxy Statement relating to the 2025 Annual Meeting of the Registrant’s Stockholders has fee information for fiscal years 2024 and 2023 and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)1.     Financial Statements
A.The following consolidated financial statements of the Registrant, together with the applicable report of independent registered public accounting firm, are filed as a part of this report:
2.Financial Statement Schedule
The following financial statement schedule for the Registrant is filed as a part of this report:

Page Number
A. Schedule III—Real Estate and Accumulated Depreciation—December 31, 2024	S-1 through S-4
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

4.7
Indenture, dated as of May 8, 2024, by and among Cousins Properties LP, Cousins Properties Incorporated and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Cousins Properties Incorporated’s Registration Statement on Form S-3, filed on May 8, 2024).

4.8
First Supplemental Indenture, dated as of August 16, 2024, by and among Cousins Properties LP, Cousins Properties Incorporated and U.S. Bank Trust Company, National Association, as trustee, filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed August 16, 2024.

4.9	Form of 5.875% Senior Notes due 2034, filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed August 16, 2024 (included in Exhibit 4.8).

4.10
Second Supplemental Indenture, dated as of December 17, 2024, by and among Cousins Properties LP, Cousins Properties Incorporated and U.S. Bank Trust Company, National Association, as trustee, filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed December 17, 2024.

4.11	Form of 5.375% Senior Notes due 2032 (included in Exhibit 4.10).

10(a)(i)*	Form of Amendment Number One to Change in Control Severance Agreement filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated May 12, 2009, and incorporated herein by reference.

10(a)(ii)*	Form of New Change in Control Severance Agreement, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 7, 2011, and incorporated herein by reference.

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

10(f)(iii)
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

19†	Insider Trading Policy.

21†	Subsidiaries of the Registrant.

22†	Subsidiary Issuer of Guaranteed Securities.

23†	Consent of Independent Registered Public Accounting Firm.

31.1†	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Cousins Properties Incorporated Clawback Policy, filed as Exhibit 97 to the Registrant's Annual Report on Form 10-K on February 7, 2024, and incorporated herein by reference.

101†	The following financial information for the Registrant, formatted in XBRL (Extensible Business Reporting Language): (i) the consolidated balance sheets, (ii) the consolidated statements of operations, (iii) the consolidated statements of equity, (iv) the consolidated statements of cash flows, and (v) the notes to consolidated financial statements.

104†	Cover Page Interactive Data File.

*	Indicates a management contract or compensatory plan or arrangement.

†	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cousins Properties Incorporated (Registrant)
Dated:	February 6, 2025
		BY:	/s/ Gregg D. Adzema
Gregg D. Adzema
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Capacity	Date
/s/ M. Colin Connolly	Chief Executive Officer, President, and Director	February 6, 2025
M. Colin Connolly	(Principal Executive Officer)

/s/ Gregg D. Adzema	Executive Vice President and Chief Financial Officer	February 6, 2025
Gregg D. Adzema	(Principal Financial Officer)

/s/ Jeffrey D. Symes	Senior Vice President and Chief Accounting Officer	February 6, 2025
Jeffrey D. Symes	(Principal Accounting Officer)

/s/ Charles T. Cannada	Director	February 6, 2025
Charles T. Cannada

/s/ Robert M. Chapman	Chairman of the Board and Director	February 6, 2025
Robert M. Chapman

/s/ Scott W. Fordham	Director	February 6, 2025
Scott W. Fordham

/s/ Lillian C. Giornelli	Director	February 6, 2025
Lillian C. Giornelli

/s/ R. Kent Griffin, Jr.	Director	February 6, 2025
R. Kent Griffin, Jr.

/s/ Donna W. Hyland	Director	February 6, 2025
Donna W. Hyland

/s/ Dionne Nelson	Director	February 6, 2025
Dionne Nelson

/s/ R. Dary Stone	Director	February 6, 2025
R. Dary Stone

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Cousins Properties Incorporated

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cousins Properties Incorporated and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and the financial statement schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 6, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.

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
February 6, 2025
We have served as the Company's auditor since 2002.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,
	2024	2023
Assets:
Real estate assets:
Operating properties, net of accumulated depreciation of $1,627,251 and $1,329,406 in 2024 and 2023, respectively	$7,785,597	$6,775,093
Projects under development	—	132,884
Land	154,726	154,728
	7,940,323	7,062,705

Cash and cash equivalents	7,349	6,047
Investments in real estate debt, at fair value	167,219	—
Accounts receivable	11,491	11,109
Deferred rents receivable	232,078	209,370
Investment in unconsolidated joint ventures	185,478	143,831
Intangible assets, net	171,989	110,667
Other assets, net	86,219	90,745
Total assets	$8,802,146	$7,634,474
Liabilities:
Notes payable	$3,095,666	$2,457,627
Accounts payable and accrued expenses	337,248	299,767
Deferred income	277,132	181,744
Intangible liabilities, net	111,221	42,193
Other liabilities	110,712	104,830
Total liabilities	3,931,979	3,086,161
Commitments and contingencies
Equity:
Stockholders' investment:
Common stock, $1 par value per share, 300,000,000 shares authorized, 167,660,480 and 154,335,798 issued, and 167,660,480 and 151,799,215 outstanding in 2024 and 2023, respectively	167,660	154,336
Additional paid-in capital	5,959,670	5,638,709
Treasury stock at cost, 2,536,583 shares in 2023	—	(145,696)
Distributions in excess of cumulative net income	(1,280,547)	(1,125,390)
Accumulated other comprehensive income (loss)	(105)	2,192
Total stockholders' investment	4,846,678	4,524,151
Nonredeemable noncontrolling interests	23,489	24,162
Total equity	4,870,167	4,548,313
Total liabilities and equity	$8,802,146	$7,634,474
See notes to consolidated financial statements.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2024	2023	2022
Revenues:
Rental property revenues	$847,773	$799,047	$753,511
Fee income	1,761	1,373	6,119
Other	7,224	2,454	2,660
	856,758	802,874	762,290
Expenses:
Rental property operating expenses	280,661	266,434	258,371
Reimbursed expenses	634	608	2,024
General and administrative expenses	36,566	32,331	28,319
Interest expense	122,476	105,463	72,537
Depreciation and amortization	365,045	314,897	295,587
Other	2,097	2,128	2,134
	807,479	721,861	658,972
Income (loss) from unconsolidated joint ventures	(2,796)	2,299	7,700
Gain on sales of investments in unconsolidated joint ventures	—	—	56,267
Gain (loss) on investment property transactions	98	504	(9)
Gain on extinguishment of debt	—	—	169
Net income	46,581	83,816	167,445
Net income attributable to noncontrolling interests	(619)	(853)	(652)
Net income available to common stockholders	$45,962	$82,963	$166,793

Net income per common share — basic and diluted	$0.30	$0.55	$1.11
Weighted average common shares — basic	153,413	151,714	150,113
Weighted average common shares — diluted	154,015	152,040	150,419
Dividends declared per common share	$1.28	$1.28	$1.28

See notes to consolidated financial statements.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2024	2023	2022
Comprehensive income:
Net income available to common stockholders	$45,962	$82,963	$166,793
Other comprehensive income:
Unrealized gains on cash flow hedges	2,935	4,357	1,063
Amortization of cash flow hedges	(5,232)	(3,932)	704
Total other comprehensive income (loss)	(2,297)	425	1,767
Total comprehensive income	$43,665	$83,388	$168,560

See notes to consolidated financial statements.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except per share data)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Distributions in Excess of Cumulative Net Income	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Investment	Nonredeemable Noncontrolling Interests	Total Equity
Balance December 31, 2021	$151,273	$5,549,308	$(148,473)	$(985,338)	$—	$4,566,770	$33,630	$4,600,400

Net income	—	—	—	166,793	—	166,793	652	167,445
Other comprehensive income	—	—	—	—	1,767	1,767	—	1,767
Common stock sold, net of issuance costs	2,632	100,488	—	—	—	103,120	—	103,120
Common stock issued pursuant to stock based compensation	120	(312)	1,316	—	—	1,124	—	1,124
Amortization of stock based compensation, net of forfeitures	(6)	8,481	—	—	—	8,475	—	8,475
Acquisition of partners' noncontrolling interest	—	(27,638)	—	—	—	(27,638)	(15,749)	(43,387)
Contributions from noncontrolling interests	—	—	—	—	—	—	2,866	2,866
Distributions to noncontrolling interests	—	—	—	—	—	—	(114)	(114)
Common dividends ($1.28 per share)	—	—	—	(194,747)	—	(194,747)	—	(194,747)
Balance December 31, 2022	154,019	5,630,327	(147,157)	(1,013,292)	1,767	4,625,664	21,285	4,646,949

Net income	—	—	—	82,963	—	82,963	853	83,816
Other comprehensive income	—	—	—	—	425	425	—	425
Common stock issued pursuant to stock based compensation	320	(1,845)	1,461	—	—	(64)	—	(64)
Amortization of stock based compensation, net of forfeitures	(3)	10,227	—	—	—	10,224	—	10,224
Contributions from noncontrolling interests	—	—	—	—	—	—	3,115	3,115
Distributions to noncontrolling interests	—	—	—	—	—	—	(1,091)	(1,091)
Common dividends ($1.28 per share)	—	—	—	(195,061)	—	(195,061)	—	(195,061)
Balance December 31, 2023	154,336	5,638,709	(145,696)	(1,125,390)	2,192	4,524,151	24,162	4,548,313

Net income	—	—	—	45,962	—	45,962	619	46,581
Other comprehensive loss	—	—	—	—	(2,297)	(2,297)	—	(2,297)
Common stock sold, net of issuance costs	15,500	452,189	—	—	—	467,689	—	467,689
Common stock issued pursuant to stock based compensation	361	(1,230)	—	—	—	(869)	—	(869)
Amortization of stock based compensation, net of forfeitures	—	13,161	—	—	—	13,161	—	13,161
Retirement of Treasury Stock	(2,537)	(143,159)	145,696	—	—	—	—	—
Contributions from noncontrolling interests	—	—	—	—	—	—	24	24
Distributions to noncontrolling interests	—	—	—	—	—	—	(1,316)	(1,316)
Common dividends ($1.28 per share)	—	—	—	(201,119)	—	(201,119)	—	(201,119)
Balance December 31, 2024	$167,660	$5,959,670	$—	$(1,280,547)	$(105)	$4,846,678	$23,489	$4,870,167

See notes to consolidated financial statements.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$46,581	$83,816	$167,445
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales of investment in unconsolidated joint ventures	—	—	(56,267)
Loss (gain) on investment property transactions	(98)	(504)	9
Depreciation and amortization	365,045	314,897	295,587
Amortization of deferred financing costs, debt premiums, and debt discounts, net	4,027	4,142	(99)
Equity-classified stock-based compensation expense, net of forfeitures	14,788	11,966	10,138
Effect of non-cash adjustments to rental revenues	(58,591)	(48,068)	(41,731)
Income from unconsolidated joint ventures	2,796	(2,299)	(7,700)
Operating distributions from unconsolidated joint ventures	3,611	3,664	5,399
Loss on extinguishment of debt	—	—	(169)
Changes in other operating assets and liabilities, net of acquisitions:
Change in receivables and other assets, net	(2,130)	(7,725)	1,723
Change in operating liabilities, net	24,204	8,473	(9,169)
Net cash provided by operating activities	400,233	368,362	365,166
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(252,731)	(279,519)	(342,241)
Property acquisitions	(837,953)	—	—
Purchase of investments in real estate debt, net	(167,219)	—	—
Return of capital distributions from unconsolidated joint ventures	—	10,924	16,805
Contributions to unconsolidated joint ventures	(47,496)	(31,388)	(47,894)
Proceeds from investment property sales, net	(3)	4,248	—
Proceeds from sale of interest in unconsolidated joint ventures, net	—	—	38,831
Net cash used in investing activities	(1,305,402)	(295,735)	(334,499)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facility	1,448,300	382,900	428,700
Repayment of credit facility	(1,521,068)	(254,400)	(600,600)
Bond issuance, net of original issue discount	896,392	—	—
Proceeds from term loans	—	—	400,000
Repayment of term loans	(100,000)	—	—
Proceeds from mortgages	—	—	42,118
Repayment of mortgages	(79,085)	(8,273)	(168,401)
Repurchase of shares withheld for taxes on restricted stock vestings	(1,111)	—	—
Payment of deferred financing costs	(8,221)	(71)	(8,231)
Issuance of common stock	468,004	—	103,120
Proceeds from sale of treasury stock	—	443	514
Common dividends paid	(195,413)	(194,348)	(192,275)
Contributions from noncontrolling interests	24	3,115	2,866
Distributions to noncontrolling interests	(1,351)	(1,091)	(114)
Acquisition of partner's noncontrolling interest	—	—	(43,387)
Net cash provided by (used in) financing activities	906,471	(71,725)	(35,690)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,302	902	(5,023)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	6,047	5,145	10,168
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,349	$6,047	$5,145
See notes to consolidated financial statements

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
Cousins, CPLP, CTRS, and their subsidiaries (collectively, the “Company”) develop, acquire, lease, manage, and own primarily Class A office properties and opportunistic mixed-use developments in the Sun Belt markets of the United States with a focus on Atlanta, Austin, Tampa, Charlotte, Phoenix, Dallas, and Nashville. Cousins has elected to be taxed as a REIT and intends to, among other things, distribute at least 100% of its net taxable income to stockholders, thereby eliminating any liability for federal income taxes under current law. Therefore, the results included herein do not include a federal income tax provision for Cousins. As of December 31, 2024, the Company’s portfolio of real estate assets consisted of interests in 20.6 million square feet of office space and 467,000 square feet of other space.
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
The Company evaluates all partnerships, joint ventures, and other arrangements with variable interests to determine if the entity or arrangement qualifies as a variable interest entity (“VIE”) as defined in the Codification. If the entity or arrangement qualifies as a VIE and the Company is determined to be the primary beneficiary, the Company is required to consolidate the assets, liabilities, and results of operations of the VIE. The Company had no investments or interests in any VIEs as of December 31, 2024 or 2023.
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
The first step in this process is to determine whether an asset is considered to be held-for-investment or held-for-sale, in accordance with accounting guidance. In order to be considered a real estate asset held-for-sale, we must, among other things, have the authority to commit to a plan to sell the asset in its current condition, have commenced the plan to sell the asset, and have determined that it is probable that the asset will sell within one year. If we determine that an asset is held-for-sale, we record an impairment loss if the fair value less costs to sell is less than the carrying amount. There were no held-for-sale buildings as of December 31, 2024, or 2023, and no impairments of held-for-sale buildings during any periods presented in the accompanying statement of operations. All real estate assets not meeting the held-for-sale criteria are considered to be held-for-investment.

In the impairment analysis for assets held-for-investment, we must determine whether there are indicators of impairment. For operating properties, these indicators could include a significant decline in a property’s leasing percentage, a current period operating loss or negative cash flows combined with a history of losses at the property, a decline in lease rates for that property or others in the property’s market, a significant change in the market value of the property, an adverse change in the financial condition of significant tenants, or a significant decrease in the estimated hold period. If indicators of impairment exist, we test for recoverability of the asset group’s book value.
When testing for recoverability of asset groups held-for-investment, projected undiscounted cash flows are used over its expected hold period. If the expected hold period includes some likelihood of shorter-term hold period from a potential sale, the probability of a sale is layered into the analysis. If any building's held-for-investment analysis were to fail this recoverability test, its book value would be written down to its then current estimated fair value, before any selling expense, and that building would continue to depreciate over its remaining useful life. None of the Company’s held-for-investment buildings were impaired during any periods presented in the accompanying statement of operations.
For projects under development, indicators could include material budget overruns, significant delays in construction, occupancy, or stabilization timing, regulatory changes or economic trends that have a significant impact on the market, or an adverse change in the financial condition of significant future tenants. None of the Company's projects under development were impaired during any periods presented in the accompanying statement of operations.
For land holdings, indicators could include an overall decline in the market value of land in the region, regulatory changes that impact ability to develop the land, a decline in development activity for the intended use of the land, or other adverse economic and market conditions. None of the Company's investments in land, including any accumulated predevelopment costs, were impaired during any periods presented in the accompanying statement of operations.
The Company may record impairment charges in future periods if the economy and the office industry weakens, the operating results of individual buildings are materially different from our forecasts, or we shorten our contemplated holding period for any operating buildings.
Acquisition of Real Estate Assets: The Company evaluates all real estate acquisitions to determine if the transactions qualify as an acquisition of assets or of a business. If the Company determines that substantially all of the fair value is concentrated in a single identifiable asset or group of similar assets, the Company will account for the acquisition as an acquisition of assets and not a business. If the Company determines that there is no single asset or group of assets that make up substantially all of the fair value of gross assets acquired, the Company must determine whether the acquired set of assets includes an input and a substantive process that together significantly contribute to the ability to create output. Based on the facts of the transactions and guidance in ASC 805, if the Company determines that an input and substantial processes that create an output are present, the Company will account for the acquisition as an acquisition of a business.
For asset acquisitions, the Company records the acquired tangible and intangible assets and assumed liabilities based on each asset and liability's relative fair value at the acquisition date to the total purchase price plus capitalized acquisition costs. For acquisitions that are accounted for as an acquisition of a business, the Company records the acquired tangible and intangible assets and assumed liabilities at fair value at the acquisition date, excluding any acquisition costs, which are expensed as incurred. The acquired assets and assumed liabilities for an operating property acquisition generally include but are not limited to: land, buildings and improvements, and identified tangible and intangible assets and liabilities associated with in-place leases, including tenant improvements, leasing costs, value of above-market and below-market tenant leases, value of above-market and below-market ground leases, and acquired in-place lease values.
The fair value of land is derived from comparable sales of land within the same submarket and/or region. The fair value of buildings and improvements, tenant improvements, and leasing costs are based upon current market replacement costs and other relevant market rate information.
The fair value of the above-market or below-market component of an acquired lease is based upon the present value (calculated using a market discount rate) of the difference between (i) the contractual rents to be paid pursuant to the lease over its remaining term, and (ii) management’s estimate of the rents that would be paid using fair market rental rates and rent escalations at the date of acquisition over the remaining term of the lease. The amounts recorded for above-market and below-market ground leases are included in intangible liabilities and intangible assets, respectively, and are amortized on a straight-line basis into rental property revenues over the remaining terms of the applicable leases.
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

Depreciation and Amortization: Real estate assets are stated at depreciated cost less impairment, if any. Buildings are depreciated over their estimated useful lives, which range generally from 30 to 40 years. The life of a particular building depends upon a number of factors including whether the building was developed or acquired, and the condition of the building upon acquisition, and the Company's future plans for the building. Furniture, fixtures, and equipment are depreciated over their estimated useful lives of three to five years. Tenant improvements, leasing costs, and leasehold improvements are generally amortized over the term of the applicable leases or the estimated useful life of the assets, whichever is shorter. The Company accelerates the depreciation of tenant improvements if it estimates that the lease term will end prior to the expiration date, absent any expectation that the tenant improvements will be used by a successor tenant. This acceleration may occur if a tenant enters into a termination agreement with the Company (or exercises a termination right, if any, under its lease) files for bankruptcy, vacates its premises, or defaults in another manner outlined in its lease. Deferred expenses are amortized over the period of estimated benefit. The Company uses the straight-line method for all depreciation and amortization.
Investment in Real Estate Debt
The Company has elected the fair value option in accounting for its investments in real estate debt. The Company evaluates the fair value of these receivables in accordance with the accounting standards for fair value accounting, measuring the receivables on a stand-alone basis using recently executed market transactions (Level 2 input) or, when that is not available, a market valuation based on the assumptions of potential market participants. The rates and ranges used in a market valuation are considered Level 3 inputs under the fair value hierarchy. Interest income earned and any unrealized gain or loss associated with holding these investments at fair value is recorded as a component of other income on the Company's consolidated statement of operations. Acquisition costs associated with these loans are expensed as incurred.
Investment in Joint Ventures
For joint ventures that the Company does not control, but over which it exercises significant influence, the Company uses the equity method of accounting. The Company's judgment with regard to its level of influence or control of an entity involves consideration of various factors including the form of its ownership interest; its representation in the entity's governance; its ability to participate in policy-making decisions; and the rights of other investors to participate in the decision-making process, to replace the Company as manager, and/or to liquidate the venture. These ventures are recorded at cost and adjusted for equity (losses) in earnings and cash contributions and distributions. Any difference between the carrying amount of these investments on the Company’s consolidated balance sheet and the underlying equity in net assets on the joint venture’s balance sheet is primarily related to capitalized interest and certain employees' salaries during development stages of the joint venture's property and is adjusted as the related underlying assets are depreciated, amortized, or sold. The Company generally allocates income and loss from an unconsolidated joint venture based on the venture's distribution priorities, which may be different from its stated ownership percentage.
The Company evaluates the recoverability of its investment in unconsolidated joint ventures in accordance with accounting standards for equity investments by first reviewing each investment for any indicators of impairment. If indicators are present, the Company estimates the fair value of the investment. If the carrying value of the investment is greater than the estimated fair value, management makes an assessment of whether the impairment is “temporary” or “other-than-temporary.” In making this assessment, management considers the following: (i) the length of time and the extent to which fair value has been less than cost, (ii) the financial condition and near-term prospects of the entity, and (iii) the Company’s intent and ability to retain its interest long enough for a recovery in market value. If management concludes that the impairment is "other than temporary," the Company reduces the investment to its estimated fair value. There were no impairments recorded in our investments in joint ventures during the years presented in the accompanying statement of operations.
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

Revenue Recognition
Rental Property Revenues: The Company recognizes contractual revenues from leases on a straight-line basis over the term of the respective lease. Our leases regularly include allowances for tenant improvements. If we determine the improvements are our assets, we capitalize the cost of the improvements and recognize depreciation expense associated with such improvements over the shorter of the estimated useful life or the term of the lease. If the improvements are tenant assets, we defer the cost of improvements funded by us as a lease incentive asset and amortize it as a reduction of rental revenue over the term of the lease. Our determination of whether improvements are our assets or tenant assets also affects when we commence revenue recognition in connection with a lease. The Company records deferred revenue for the portion of company owned tenant improvements funded by or reimbursed by tenants and amortizes this amount on a straight-line basis into rental income over the term of the related lease. As of December 31, 2024 and 2023, the Company had unamortized deferred income related to tenant-funded tenant improvements of $228.4 million and $141.0 million, respectively, included in deferred income on the consolidated balance sheets. During 2024, 2023, and 2022, the Company recognized $28.4 million, $20.0 million, and $11.2 million, respectively, in revenues related to the amortization of tenant-funded tenant improvements.
Certain leases also provide for percentage rents based upon the level of sales achieved by the lessee. Percentage rents are recognized once the specified sales target is achieved. In addition, leases typically provide for reimbursement of the tenants' share of real estate taxes, insurance, and other operating expenses to the Company. Operating expense reimbursements are recognized as the related expenses are incurred. During 2024, 2023, and 2022, the Company recognized $176.7 million, $163.2 million, and $160.7 million, respectively, in revenues from tenants related to operating expense reimbursements.
For all tenant-related accounts receivable, the Company records reserves as an estimate of specific accounts not probable of collection. Those estimates are based on the age of the receivable, tenant's credit and business risk, history of payment, and other factors considered by management.
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

Stock Compensation
The Company accounts for stock-based employee compensation using the fair value measurement method. We classify share-based payment awards granted in exchange for employee services as either equity awards or liability awards. All current stock-based compensation are equity-classified awards that are measured based on the fair value on the date of grant, and the Company has no liability awards outstanding as of December 31, 2024 or 2023. The value of all of the Company's share-based awards is recognized over the period during which an employee is required to provide services in exchange for the award - the requisite service period (usually the vesting period). No compensation costs are recognized for awards for which employees do not complete the requisite service period.
Derivative Financial Instruments
The Company manages its exposure to interest rate risk associated with its floating-rate debt using derivative financial instruments, specifically interest rate swaps. The current interest rate swaps are cash flow hedges involving the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.
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
Earnings per Share
Net income per share-basic is calculated as net income available to common stockholders divided by the weighted average number of common shares outstanding during the period, including unvested restricted stock which has nonforfeitable dividend rights. Net income per share-diluted is calculated as net income available to common stockholders plus noncontrolling interests in CPLP divided by the diluted weighted average number of common shares outstanding during the period. Diluted weighted average number of common shares uses the same weighted average common share number as in the basic calculation and adds the potential dilution that would occur if (i) the outside units in CPLP were converted into the Company's common stock, (ii) any forward sales contracts of our common stock were settled, and (iii) equity-based restricted stock units ("RSUs") as well as shares to be issued under the Employee Stock Purchase Plan (“ESPP”) were vested and settled resulting in additional common shares outstanding, all calculated using the treasury stock method, as applicable. RSUs are dilutive if the shares to be granted (assuming the end of the reporting period is the end of the measurement of any required market and performance achievement) exceed the shares assumed to be repurchased under the treasury stock method (using related unamortized compensation costs as proceeds). Shares to be issued under the ESPP are dilutive if the estimated shares to be purchased under the plan based on current enrollment elections exceed the shares assumed to be repurchased under the treasury stock method (using both employee ESPP contributions and related unamortized compensation costs as proceeds).
Cash and Cash Equivalents
Cash and cash equivalents include unrestricted cash and highly-liquid money market instruments. Highly-liquid money market instruments include securities and repurchase agreements with original maturities of three months or less, money market mutual funds, and United States Treasury Bills with maturities of 30 days or less.
Restricted Cash
Restricted cash primarily includes escrow accounts held by lenders for reserves or funds to pay real estate taxes, if any. The Company did not have any restricted cash as of December 31, 2024 or 2023.
Determination of Fair Values
The Company uses fair values in the preparation of the financial statements and related footnote disclosures under the Fair Value Hierarchy prescribed by GAAP. The hierarchy is used for recording fair value of investments in real estate debt (see note 5), disclosing fair values of debt as of the balance sheet date (see note 9), and recording cash flow hedges (see note

10). The determinations of fair value for investments in real estate debt are made based on Level 3 inputs when Level 2 inputs are not available. Determinations of fair value of debt and for recording of cash flow hedges are based on Level 2 inputs. Inputs are described more fully in the respective footnotes. Fair values used for stock compensation are based on the assumptions and methodologies described in note 15 and are excepted from the Fair Value Hierarchy disclosure requirements.
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

3.    REAL ESTATE
In December 2024, the Company acquired Sail Tower in Austin and Vantage South End in Charlotte. The assets acquired and liabilities assumed were recorded at relative fair value as determined by management, with the assistance of third party specialists, based on information available at the acquisition date and on current assumptions to future operations. The following table summarizes the acquisition transactions ($ in thousands):

	Sail Tower	Vantage South End
Closing Purchase Price	$521,775	$328,500
Acquisition Date	December 2024	December 2024
Square Feet	804,000	639,000
Market	Austin	Charlotte
Purchase Price Allocation
Tangible assets
Operating properties	$578,576	$299,305

Intangible and other assets
In-place leases (1)	48,497	29,885
Above market leases (1)	—	4,898
Prepaid expenses	28	78
	48,525	34,861

Intangible and other liabilities
Below market leases (1)	(72,369)	(5,124)
Tenant allowance payable	(32,238)	—
Accounts payable and other liabilities	(11,270)	(1,705)
	(115,877)	(6,829)

Total net assets acquired (2)	$511,224	$327,337
(1) The intangible assets and liabilities will be amortized over a weighted average remaining lease term of 11 years from the acquisition dates.
(2) Represents net purchase price, including acquisition costs of $691,000 and $463,000, as well as net operating liabilities acquired through closing prorations of $11.3 million and $1.7 million for Sail Tower and Vantage South End, respectively.
The Sail Tower purchase price allocation includes a payable to the building's single office tenant for tenant improvements owned by the Company and completed prior to closing. This $32.2 million is due to the tenant in June 2025 and is included in accounts payable and accrued expenses on the Company’s consolidated balance sheets as of December 31, 2024.
In September 2023, the Company sold a 10.4 acre land parcel in Atlanta for a gross sales price of $4.25 million and recorded a gain of $507,000.

4.    GROUND LEASES
At December 31, 2024, the Company had four properties subject to operating ground leases with a weighted average remaining term of 76 years. At December 31, 2024, the Company had right-of-use assets from operating ground leases of $45.2 million included in operating properties or land on the consolidated balance sheet. At December 31, 2024, the Company had lease liabilities for operating ground leases of $50.0 million included in other liabilities on the consolidated balance sheet. The weighted average discount rate used in determining these liabilities associated with ground leases at December 31, 2024 was 4.3%. In February 2024, the Company paid $3.8 million under the provisions of a finance ground lease to purchase the fee interest in land previously controlled by the Company through that lease. At December 31, 2024, the Company had no right-of-use assets or liabilities related to finance ground leases.
At December 31, 2023, the Company had four properties subject to operating ground leases with a weighted average remaining lease term of 77 years and one finance ground lease with a remaining term of two years. At December 31, 2023, the Company had right-of-use assets from operating ground leases of $45.5 million included in operating properties or land on the consolidated balance sheet and right-of-use assets from finance ground leases of $3.7 million included in land on the consolidated balance sheet. At December 31, 2023, the Company had lease liabilities for operating and finance ground leases of $49.8 million and $3.6 million, respectively, included in other liabilities on the consolidated balance sheet. The weighted average discount rate used in determining these liabilities associated with ground leases at December 31, 2023 was 4.3%.
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
For the years ended December 31, 2024, 2023, and 2022, the Company recognized operating ground lease expense of $2.8 million, $2.9 million, and $2.9 million, respectively. For the years ended December 31, 2024 and 2023, the Company had $128,000 and $155,000, respectively, of variable lease expenses related to ground lease expense. For the year ended December 31, 2022, the Company had no variable lease expenses related to ground lease expense. Additionally, the Company recognized interest expense related to finance ground leases of $27,000, $162,000, and $162,000 in 2024, 2023, and 2022, respectively. For each of the years ended December 31, 2024, 2023, and 2022, the Company paid $2.1 million in cash related to operating ground leases and, excluding the purchase of fee interest noted above, made $39,000, $162,000, and $162,000 in cash payments related to financing ground leases, respectively.
The following table represents the undiscounted cash flows of our scheduled obligations for future minimum payments for ground leases as of December 31, 2024, with a reconciliation of these cash flows to the related ground lease liabilities in accordance with ASC 842 ($ in thousands):

Operating Ground Leases
2025	$1,958
2026	2,006
2027	2,010
2028	2,022
2029	2,022
Thereafter	169,268
$179,286

Discount	(129,283)
Lease liability	$50,003

5. INVESTMENTS IN REAL ESTATE DEBT
In the second quarter of 2024, the Company acquired two mezzanine real estate loans for $27.2 million, which are subordinated to the first priority mortgage loans. These loans have a weighted average spread in excess of Term Secured Overnight Financing Rate ("SOFR") of 8.68%. The borrowers have additional borrowing capacity under these loans, for which the Company funded $2.0 million during the year ended December 31, 2024. The Company's unfunded share of additional borrowing capacity is $7.8 million as of December 31, 2024.
In the fourth quarter of 2024, the Company acquired one mortgage loan at par for $138.0 million. This mortgage was secured by Saint Ann Court, a 320,000 square foot office property in Dallas, had a maturity of December 7, 2024, and had a spread in excess of SOFR of 3.66%. Subsequent to year end, on January 7, 2025, the borrower repaid the $138.0 million loan and paid the interest in full. For the period from the maturity date through repayment, the loan incurred additional default interest of 5%.
The details of these real estate debt investments as of December 31, 2024 are as follows ($ in thousands):

Collateral	Carrying Value and Fair Value	Variable Rate (1)		Maturity Date

110 East - Pledge of equity interests (2) Charlotte, NC, Office Building	$16,559	13.40%		February 2026
Radius - Pledge of equity interests (2) Nashville, TN, Office Building	12,660	12.65%		June 2025
Saint Ann - Pledge of asset Dallas, TX, Office Building	138,000	8.06%	(3)	December 2024

	$167,219
(1) Represents the variable interest rate at December 31, 2024, including a SOFR base rate of 4.40%.
(2) The first priority lender of these two mortgage loans had a combined balance of $152.7 million as of December 31, 2024.
(3) Excludes the additional default of interest of 5% in effect from December 7, 2024, through the January 7, 2025 payoff.
The Company did not have any investment in real estate debt as of December 31, 2023 or 2022. Each loan provides the borrower with an opportunity to extend the maturity date, subject to certain conditions. The extended maturity dates are February 2027 on the 110 East loan and June 2026 on the Radius loan.
For the year ended December 31, 2024, the Company believes the fair value of the investments in real estate debt approximates its invested carrying value and, therefore, did not record any unrealized gain or loss on its investments in real estate debt based on these recent executed market transactions (Level 2). In subsequent periods, the Company may make adjustments to the carrying values of these loan investments if any are required through application of the fair value hierarchy provided for under GAAP.

6.    INVESTMENT IN UNCONSOLIDATED JOINT VENTURES
The following information summarizes financial data and principal activities of the Company’s unconsolidated joint ventures. The information included in the following table entitled summary of financial position is as of December 31, 2024 and 2023 ($ in thousands).

SUMMARY OF FINANCIAL POSITION
	Total Assets		Total Liabilities		Total Equity (Deficit)		Company's Investment
	2024	2023	2024	2023	2024	2023	2024		2023
Operating Properties:
AMCO 120 WT Holdings, LLC	$74,984	$80,694	$1,254	$2,052	$73,730	$78,642	$13,503		$14,506
Crawford Long - CPI, LLC	19,306	22,001	83,571	84,563	(64,265)	(62,562)	(31,626)	(1)	(31,066)	(1)
Neuhoff Holdings LLC	573,495	477,780	306,055	251,477	267,440	226,303	150,376		124,543
TL CO Proscenium JV, LLC	86,517	—	3,889	—	82,628	—	16,768		—
Land:
715 Ponce Holdings LLC	9,442	9,325	57	1	9,385	9,324	4,831		4,782
	$763,744	$589,800	$394,826	$338,093	$368,918	$251,707	$153,852		$112,765

(1)	These negative balances are included in deferred income on the consolidated balance sheets.
The information included in the summary of operations table is for the years ended December 31, 2024, 2023, and 2022 ($ in thousands).

SUMMARY OF OPERATIONS
	Total Revenues			Net Income (Loss)			Company's Income (Loss) from Investment
	2024	2023	2022	2024	2023	2022	2024	2023	2022
Operating Properties:
AMCO 120 WT Holdings, LLC	$10,947	$11,407	$10,844	$1,450	$2,822	$3,245	$271	$562	$632
Crawford Long - CPI, LLC	13,371	13,097	13,298	3,047	3,692	4,530	1,393	1,709	2,117
Neuhoff Holdings LLC (1)	3,431	214	140	(7,203)	(120)	94	(4,224)	(77)	47
TL CO Proscenium JV, LLC	7,606	—	—	(893)	—	—	(267)	—	—
Land:
715 Ponce Holdings LLC	177	268	287	61	177	183	31	88	91
Sold and Other:
Carolina Square Holdings LP	—	—	12,071	—	48	503	—	24	164
HICO Victory Center LP	—	—	92	—	(14)	6,735	—	(7)	4,546
Other	—	—	28	—	—	(12)	—	—	103
	$35,532	$24,986	$36,760	$(3,538)	$6,605	$15,278	$(2,796)	$2,299	$7,700

(1)	The Neuhoff Holdings LLC properties have commenced initial operations, but are not yet stabilized.
Joint Ventures with Operating Properties
AMCO 120 WT Holdings, LLC ("AMCO") — AMCO is a joint venture between the Company, with a 20% interest, and affiliates of AMLI Residential, with an 80% interest, formed to develop, own, and operate 120 West Trinity, a mixed-use property in Decatur, Georgia. The property contains 52,000 square feet of commercial space and 330 apartment units. The assets of the venture in the above table include cash balances of $1.0 million and $1.5 million at December 31, 2024 and 2023, respectively.
Crawford Long—CPI, LLC ("Crawford Long") — Crawford Long is a 50-50 joint venture between the Company and Emory University that owns Emory University Hospital Midtown, a 358,000 square foot medical office building located in Atlanta, Georgia. In May 2023, Crawford Long refinanced the mortgage loan for the Medical Offices at Emory Hospital property. This $83.0 million interest-only mortgage loan has a fixed interest rate of 4.80% and matures in June 2032. The mortgage loan is non-recourse to the Company. However, the Company does provide a customary "non-recourse carve-out guaranty". The total liabilities in the table above include $82.4 million and $82.3 million related to this mortgage loan as of December 31, 2024 and 2023, respectively. The assets of the venture in the above table include cash balances of $2.0 million and $2.9 million at December 31, 2024 and 2023, respectively.

Neuhoff Holdings LLC ("Neuhoff") — Neuhoff is a 50-50 joint venture between the Company and Neuhoff Acquisition LLC formed for the purpose of developing a $589.1 million mixed-use property in Nashville, Tennessee. The project consists of 450,000 square feet of commercial space and 542 apartment units. The Company made an initial contribution of $35.1 million for its interest in the land and development costs incurred prior to joint venture formation. In addition to the existing assets of the joint venture, Neuhoff also has rights to adjacent parcels for future development. In September 2021, the joint venture closed on a construction loan with a borrowing capacity up to $312.7 million that matures in September 2025 with one 12-month extension, subject to conditions. The Company and its 50-50 partner guarantee their respective halves of the borrower's obligations to pay certain required equity contributions and project carrying costs, as well as timely completion of project construction; and the Company and its partner provide a customary non-recourse carve-out guaranty. In April 2023, the interest rate on the loan changed from the LIBOR to SOFR plus 3.45%, with a minimum rate of 3.60%. Prior to April 2023, the loan bore interest at London Interbank Offering Rate ("LIBOR") plus 3.45%. The total liabilities in the table above include $275.1 million and $219.8 million related to this construction loan as of December 31, 2024 and 2023, respectively. The assets of the venture in the above table include cash balances of $9.9 million and $507,000 at December 31, 2024 and 2023, respectively.
TL CO Proscenium, LLC ("Proscenium") — Proscenium is a joint venture between the Company, with a 20% interest, and Town Lane, with an 80% interest, formed in August 2024 to purchase, own, and operate an office property in Midtown Atlanta, Georgia. In August 2024, concurrent with formation, Proscenium acquired the 525,000 square foot office property for a gross purchase price of $83.3 million, of which the Company funded $16.7 million. The assets of the venture in the above table include a cash balance of $3.3 million at December 31, 2024.
Joint Ventures with Land Holdings
715 Ponce Holdings LLC ("715 Ponce") — 715 Ponce is a 50-50 joint venture between the Company and 715 Acquisition LLC formed for the purpose of a future development in Midtown Atlanta, Georgia. The Company made an initial contribution of $4.0 million for its interest in the land held by the joint venture. The assets of the venture in the above table include a cash balance of $38,000 and $42,000 at December 31, 2024 and 2023, respectively.
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
The Company recognizes development, leasing, and management fees, including salary and expense reimbursements, from unconsolidated joint ventures. For the years ended December 31, 2024, 2023, and 2022, the Company recognized $1.5 million, $1.2 million, and $2.8 million of joint venture management fees, respectively.

7.    INTANGIBLE ASSETS AND LIABILITIES
At December 31, 2024 and 2023, intangible assets and liabilities included the following ($ in thousands):

	2024	2023
Intangible Assets:
In-place leases, net of accumulated amortization of $135,945 and $135,433 in 2024 and 2023, respectively	$139,704	$80,117
Below-market ground leases, net of accumulated amortization of $2,572 and $2,260 in 2024 and 2023, respectively	16,681	16,992
Above-market leases, net of accumulated amortization of $24,190 and $24,918 in 2024 and 2023, respectively	13,930	11,884
Goodwill	1,674	1,674
	$171,989	$110,667

Intangible Liabilities:
Below-market leases, net of accumulated amortization of $56,982 and $50,475 in 2024 and 2023	$111,221	$42,193

For the years ended December 31, 2024, 2023, and 2022, the amortization of the above asset and liabilities are recorded as follows ($ in thousands):

	2024	2023	2022
Revenues:
Rental property revenues, net (Below-market and Above-market leases)	$6,142	$6,876	$6,446

Expenses:
Depreciation and amortization (In-place leases)	18,793	21,964	27,458
Rental property operating and other expenses (Below-market ground leases)	318	400	411

Aggregate net amortization expense related to intangible assets and liabilities was $13.0 million, $15.5 million, and $21.4 million for the years ended December 31, 2024, 2023, and 2022, respectively. Over the next five years and thereafter, aggregate amortization of these intangible assets and liabilities is anticipated to be as follows ($ in thousands):

	In-Place Leases	Below-Market Ground Leases	Above-Market Leases	Below-Market Leases	Total
2025	$21,701	$282	$2,679	$(13,709)	$10,953
2026	19,348	282	2,291	(12,490)	9,431
2027	16,762	282	1,870	(10,955)	7,959
2028	13,942	282	1,761	(9,808)	6,177
2029	12,548	210	1,496	(9,404)	4,850
Thereafter	55,403	15,343	3,833	(54,855)	19,724
	$139,704	$16,681	$13,930	$(111,221)	$59,094
Weighted average remaining lease term	9 years	62 years	7 years	11 years

8.    OTHER ASSETS
At December 31, 2024 and 2023, other assets included the following ($ in thousands):

	2024	2023
Predevelopment costs	$58,224	$56,600
Lease inducements, net of accumulated amortization of $8,181 and $5,860 in 2024 and 2023, respectively	11,024	10,537
Furniture, fixtures, and equipment and other deferred costs, net of accumulated depreciation of $20,004 and $18,564 in 2024 and 2023, respectively	9,491	10,631
Prepaid expenses and other assets	4,492	8,704
Credit Facility deferred financing costs, net of accumulated amortization of $3,416 and $2,131 in 2024 and 2023, respectively	2,988	4,273
	$86,219	$90,745
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

9.    NOTES PAYABLE
The following table summarizes the terms of notes payable outstanding at December 31, 2024 and 2023 ($ in thousands):

Description	Interest Rate (1)	Maturity (2)	2024	2023
Unsecured Notes:
Credit Facility	5.185%	April 2027	$112,332	$185,100
Public Senior Notes	5.875%	October 2034	500,000	—
Public Senior Notes	5.375%	February 2032	400,000	—
Term Loan (3)	5.433%	September 2025	400,000	400,000
Privately Placed Senior Note	3.95%	July 2029	275,000	275,000
Term Loan (4)	5.41%	August 2025	250,000	350,000
Privately Placed Senior Note	3.91%	July 2025	250,000	250,000
Privately Placed Senior Note	3.86%	July 2028	250,000	250,000
Privately Placed Senior Note	3.78%	July 2027	125,000	125,000
Privately Placed Senior Note	4.09%	July 2027	100,000	100,000
			2,662,332	1,935,100
Secured Mortgage Notes:
Terminus (5)	6.34%	January 2031	221,000	221,000
Fifth Third Center	3.37%	October 2026	122,802	126,548
Colorado Tower	3.45%	September 2026	104,080	106,862
Domain 10	3.75%	November 2024	—	72,558
			447,882	526,968
			$3,110,214	$2,462,068
Unamortized original issue discount			(3,560)	—
Unamortized loan costs			(10,988)	(4,441)
Total Notes Payable			$3,095,666	$2,457,627
(1) Interest rate as of December 31, 2024.
(2) Weighted average maturity of notes payable outstanding at December 31, 2024 was 4.2 years. Unexercised extension options are not included.
(3) In December 2024, the Company delivered notice to the administrative agent of the Term Loan notice of its execution of the first of four available six month extension options. The extension will be effective March 3, 2025.
(4) In December 2024, the Company delivered notice to the administrative agent of the Term Loan notice of its execution of the second of four available 180 day extension options. The extension will be effective February 26, 2025.
(5) Represents $123.0 million and $98.0 million non-cross-collateralized mortgages secured by the Terminus 100 and Terminus 200 buildings, respectively.

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
The interest rate applicable to the Credit Facility varies according to the Company's leverage ratio and may, at the election of the Company, be determined based on either (1) the Daily SOFR or Term SOFR, plus a SOFR adjustment of 0.10% ("Adjusted SOFR") and a spread of between 0.725% and 1.40%, or (2) the greater of (i) Bank of America's prime rate, (ii) the federal funds rate plus 0.50%, (iii) Term SOFR, plus a SOFR adjustment of 0.10%, and 1.00%, or (iv) 1.00%, plus a spread of between 0.00% and 0.40%, based on leverage. In addition to the interest rate, the Credit Facility is also subject to a annual facility fee of 0.125% to 0.30%, depending on the Company's credit rating and leverage ratio, on the entire $1 billion capacity.
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
At December 31, 2024, the Credit Facility's interest rate spread over Adjusted SOFR was 0.775%, and the facility fee spread was 0.15%. The amount that the Company may draw under the Credit Facility is a defined calculation based on the Company's unencumbered assets and other factors. The total available borrowing capacity under the Credit Facility was $887.7 million at December 31, 2024. The amounts outstanding under the Credit Facility may be accelerated upon the occurrence of any events of default.
Term Loans
On October 3, 2022, the Company entered into a Delayed Draw Term Loan Agreement (the "2022 Term Loan") and borrowed the full $400 million available under the loan. The loan had an initial maturity of March 3, 2025 with four consecutive options to extend the maturity date for an additional six months each. In December 2024, the Company exercised the first of the four six month extension options, extending the maturity date to September 3, 2025. Under the 2022 Term Loan the interest rate applicable varies according to the Company's credit rating and leverage ratio and may, at the election of the Company, be determined based on either (1) the Daily SOFR or Term SOFR, plus a SOFR adjustment of 0.10% ("Adjusted SOFR") and a spread of between 0.80% and 1.60%, or (2) the greater of (i) Bank of America's prime rate, (ii) the federal funds rate plus 0.50%, (iii) Term SOFR, plus a SOFR adjustment of 0.10%, and 1.00%, (iv) or 1.00%, plus a spread of between 0.00% and 0.65%, based on leverage. The covenants under the 2022 Term Loan are the same as the Credit Facility. At December 31, 2024, the spread over the underlying SOFR rates was 0.85% for the 2022 Term Loan.
On April 19, 2023, the Company entered into a floating-to-fixed rate swap with respect to $200 million of the $400 million 2022 Term Loan through the initial maturity date of March 3, 2025. This swap fixed the underlying SOFR rate at 4.298%. On January 26, 2024, the Company entered into a floating-to-fixed rate swap with respect to remaining $200 million of the $400 million 2022 Term Loan through the initial maturity date of March 3, 2025. This swap fixed the underlying SOFR rate at 4.6675% (see note 10). These two swaps fix the underlying SOFR rate for the full $400 million at a weighted average of 4.483%.
On June 28, 2021, the Company entered into an Amended and Restated Term Loan Agreement (the "2021 Term Loan") that amended the former term loan agreement. Under the 2021 Term Loan, the Company has borrowed $350 million with an initial maturity of August 30, 2024 with four consecutive options to extend the maturity date for an additional 180 days each. In August 2024, the Company paid down $100 million of the $350 million outstanding and exercised the first of our four 180 day extension options, extending the maturity date on the remaining $250 million to February 26, 2025. In December 2024, the Company exercised the second of our four 180 day extension options, extending the maturity date on the remaining $250 million to August 25, 2025. On September 19, 2022, the Company entered into the First Amendment to the 2021 Term Loan. This amendment aligns covenants and available interest rates, including the addition of SOFR, to that of the Credit Facility. Under the terms of this First Amendment the interest rate applicable to the 2021 Term Loan varies according to the Company's credit rating and leverage ratio and may, at the election of the Company, be determined based on either (1) the Daily SOFR or Term SOFR, plus a SOFR adjustment of 0.10% ("Adjusted SOFR") and a spread of between 0.85% and 1.65%, or (2) the greater of (i) Bank of America's prime rate, (ii) the federal funds rate plus 0.50%, (iii) Term SOFR, plus a SOFR adjustment of 0.10%, and 1.00%, (iv) or 1.00%, plus a spread of between 0.00% and 0.65%, based on leverage. At December 31, 2024, the spread over the underlying SOFR rates was 1.00% for the 2021 Term Loan.
On September 27, 2022, the Company entered into a floating-to-fixed interest rate swap with respect to the $350 million 2021 Term Loan through the initial maturity date of August 30, 2024. This swap effectively fixed the underlying SOFR rate at 4.234% (see note 10). This swap has expired, and the loan has reverted to the underlying variable SOFR rate.
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

Unsecured Senior Notes
In December 2024, CPLP issued $400.0 million in aggregate principal amount of 5.375% public senior notes. Upon issuance of the public senior notes, CPLP received net proceeds of $397.9 million dollars after an original issue discount of $2.1 million resulting in an effective interest rate is 5.464%. These public senior notes are fully and unconditionally guaranteed by the Company. The proceeds were used to partially fund the acquisitions of the Sail Tower and Vantage South End properties in December 2024. These public senior notes had issuance costs of $3.6 million and mature on February 15, 2032.
In August 2024, CPLP issued $500.0 million in aggregate principal amount of 5.875% public senior notes. Upon issuance of these public senior notes, CPLP received net proceeds of $498.5 million dollars after an original issue discount of $1.5 million, resulting in an effective interest rate is 5.912%. These public senior notes are fully and unconditionally guaranteed by the Company. The proceeds were used primarily to repay $373.8 million outstanding on the Credit Facility and repay $100 million of the $350 million outstanding on the 2021 Term Loan. These public senior notes had issuance costs of $5.3 million and mature on October 1, 2034.
The Company's public senior notes are subject to certain typical covenants that, subject to certain exceptions, include (a) a limitation on the ability of the Company and CPLP to, among other things, incur additional secured and unsecured indebtedness; (b) a limitation on the ability of the Company and CPLP to merge, consolidate, sell, lease or otherwise dispose of their properties and assets substantially as an entirety; and (c) a requirement that the Company maintain a pool of unencumbered assets. To avoid any such limitations, these covenants require, among other things, maintaining the following financial metrics as defined in the agreement: unencumbered debt ratio of at least 150%; an EBITDA to debt service ratio of at least 1.50x; a secured leverage ratio of no more than 40%; and an overall leverage ratio of no more than 60%.
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
Secured Mortgage Notes
In November 2024, the Company repaid, in full, its Domain 10 mortgage with remaining principal balance of $70.9 million. The mortgage had an interest rate of 3.75%.
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
In October 2022, the Company repaid, in full, its Legacy Union One and Promenade Tower mortgages with remaining principal balances of $66.0 million and $86.3 million, respectively. These mortgages had interest rates of 4.24% and 4.27%, respectively.
    As of December 31, 2024, the Company had $447.9 million outstanding on four non-recourse mortgage notes with a weighted average interest rate of 4.85%. All interest rates on the secured mortgage notes are fixed. Assets with depreciated carrying values of $702.7 million were pledged as security on these mortgage notes payable. In addition, the Company provides a customary “non-recourse carve-out guaranty” on each non-recourse loan.
Other Debt Information
The Company is in compliance with all of the covenants related to its unsecured and secured debt.
At December 31, 2024 and 2023, the estimated fair value of the Company’s notes payable was $3.1 billion and $2.4 billion, respectively, calculated by discounting the debt's remaining contractual cash flows at estimated rates at which similar loans could have been obtained at December 31, 2024 and 2023. The estimate of the current market rate, which is the most significant input in the discounted cash flow calculation, is intended to replicate debt of similar maturity and loan-to-

value relationship. These fair value calculations are considered to be Level 2 under the guidelines as set forth in ASC 820 as the Company utilizes market rates for similar type loans from third party brokers.
For the years ended December 31, 2024, 2023, and 2022, interest was recorded as follows ($ in thousands):

	2024	2023	2022
Total interest incurred	$135,025	$123,830	$87,937
Interest capitalized	(12,549)	(18,367)	(15,400)
Total interest expense	$122,476	$105,463	$72,537
Debt Maturities
Future principal payments due (including scheduled amortization payments and payments due upon original maturity) on the Company's notes payable at December 31, 2024 are as follows ($ in thousands):

2025	$906,755
2026	220,127
2027	337,332
2028	250,000
2029	275,000
Thereafter	1,121,000
$3,110,214
10.    DERIVATIVE FINANCIAL INSTRUMENTS
On April 19, 2023, the Company entered into a floating-to-fixed interest rate swap ("2023 Swap") with respect to $200 million of the $400 million 2022 Term Loan through the initial loan maturity date of March 3, 2025, fixing the underlying SOFR rate for this portion of the loan at 4.298%. On January 26, 2024, the Company entered into a floating-to-fixed interest rate swap ("2024 Swap") with respect to the remaining $200 million of the $400 million 2022 Term Loan through the initial maturity date of March 3, 2025, fixing the underlying SOFR rate for this portion of the loan at 4.6675%. These swaps effectively fix the underlying SOFR rate at a weighted average of 4.483% for the entire $400 million through the initial maturity. As of December 31, 2024, the fair values of the 2023 Swap and 2024 Swap on the 2022 Term Loan resulted in a $10,000 asset and a $115,000 liability, respectively. As of December 31, 2023, the fair value of the 2023 Swap on the 2022 Term Loan resulted in a $555,000 asset. These assets and liabilities are included in other assets and other liabilities, respectively, on the Company's consolidated balance sheets.
On September 27, 2022, the Company entered into a floating-to-fixed interest rate swap ("2022 Swap") with respect to the $350 million 2021 Term Loan through the initial loan maturity date of August 30, 2024. This swap effectively fixed the underlying SOFR rate at 4.234%. The 2022 Swap expired upon its August 30, 2024 maturity and there were no amounts recorded on the Company's balance sheet related to this swap as of December 31, 2024. As of December 31, 2023, the fair value this swap on the 2021 Term Loan resulted in a $1.7 million asset and is included in other assets on the Company's consolidated balance sheet.
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

The table below presents the effect of the Company's derivative financial instruments on the consolidated statements of operations as of December 31, 2024, 2023, and 2022 ($ in thousands):

Cash Flow Hedge:	2024	2023	2022
Amount of income recognized in accumulated other comprehensive income on interest rate derivatives	$2,935	$4,357	$1,063
Amount of loss (income) reclassified from accumulated other comprehensive income into income as an increase (reduction) of interest expense	$(5,232)	$(3,932)	$704
Total amount of interest expense presented in the consolidated statements of operations	$122,476	$105,463	$72,537
Over the next year, we estimate that $105,000 will be recorded as a reduction in accumulated other comprehensive loss and an increase of interest expense.
The fair value of these cash flow hedges is determined using observable inputs other than quoted prices in active markets, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. These inputs are considered Level 2 inputs in the fair value hierarchy and the Company engages a third-party expert to determine these inputs. These fair values are determined using the conventional industry methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts made between the Company and its counterparties to the cash flow hedges. These variable cash receipts are based on the expectation of future interest rates which are derived from observed market interest rate curves. In addition, any credit valuation adjustments are considered in the fair values to account for potential nonperformance risk to the extent they would be significant inputs to the calculation. For the periods presented, credit valuation adjustments were not considered to be significant inputs.

11.    OTHER LIABILITIES
Other liabilities on the consolidated balance sheets as of December 31, 2024 and 2023 included the following ($ in thousands):

	2024	2023
Ground lease liability	$50,003	$53,348
Prepaid rent	41,949	34,872
Security deposits	17,043	15,050
Other liabilities	1,717	1,560
	$110,712	$104,830

12.    COMMITMENTS AND CONTINGENCIES
Commitments
As a lessor, the Company had a total of $111.8 million in future obligations under leases to fund tenant improvements and other future construction obligations at December 31, 2024. Additionally, the Company had $7.8 million of future funding commitments related to investments in real estate debt at December 31, 2024 as discussed in note 5.
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
13.    STOCKHOLDERS' EQUITY
In December 2024, the Company entered into an underwriting agreement between the Company and J.P. Morgan Securities LLC ("JPM") with respect to the issue and sale by the Company and the purchase by JPM of 9,500,000 shares of the Company's common stock, par value $1.00 per share, at a price of $29.765 per share. The issuance resulted in net proceeds to the Company of $282.4 million after offering expenses. These proceeds were used to fund a portion of the purchase of the Sail Tower operating property.
In November 2024, the Company entered into an underwriting agreement between the Company and BofA Securities, Inc. ("BofA") with respect to the issue and sale by the Company and the purchase by BofA of 6,000,000 shares of the Company's common stock, par value $1.00 per share, at a price of $31.01 per share. The issuance resulted in net proceeds to the Company of $185.3 million after offering expenses. These proceeds were used to fund a portion of the purchase of the Vantage South End operating property.
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
To date, the Company has issued 2.6 million shares for a gross sales price of $105.1 million under the ATM program which generated cash proceeds of $101.4 million, net of $1.1 million of compensation to be paid with respect to Forward Sales, $1.7 million of dividends owed during the period the Forward Sales were outstanding, and $900,000 of other transaction related costs. The Company did not issue any shares under the ATM program during the years ended December 31, 2024 and 2023, and did not have any outstanding Forward Sales for the sale of its common stock as of December 31, 2024 or 2023.
The annual offering periods for the Cousins Employee Stock Purchase Plan ("ESPP") ended on November 30, 2024, 2023, and 2022, respectively. Employees purchased a total of 20,292 shares in 2024, 25,441 shares in 2023, and 22,909 in 2022, respectively, under the ESPP. In 2024, the Company settled the employees' purchase of shares through issuance of Company common stock. In both 2023 and 2022, the Company settled the employees' purchase of shares by selling treasury shares to participants. In 2023, the 25,441 treasury shares sold had a basis of $1.5 million and, in 2022, the 22,909 treasury shares sold had a basis of $1.3 million.
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

Distribution of REIT Taxable Income — The following reconciles dividends paid and dividends applied in 2024, 2023, and 2022 to meet REIT distribution requirements ($ in thousands):

	2024	2023	2022
Common dividends	$195,413	$194,144	$192,275
Dividends treated as taxable compensation to employees	(1,214)	(308)	(231)
Dividends in excess of current year REIT distribution requirements	(41,356)	(39,933)	—
Dividends applied to meet current year REIT distribution requirements	$152,843	$153,903	$192,044

Tax Status of Distributions — The following summarizes the components of the taxability of the Company’s common stock distributions for the years ended December 31, 2024, 2023, and 2022:

	Total Distributions Per Share	Ordinary Dividends (1)	Long-Term Capital Gain	Non Dividend Distributions	Unrecaptured Section 1250 Gain	Section 1061 One Year Amounts Disclosure (2)	Section 1061 Three Year Amounts Disclosure (2)
2024	$1.280000	$1.007420	$—	$0.272580	$—	$—	$—
2023	$1.280000	$1.008002	$0.008302	$0.263696	$—	$0.008302	$0.008302
2022	$1.270000	$0.880788	$0.389212	$—	$0.045470	$0.389212	$0.389212

(1)	100% of the amounts included in Ordinary Dividends is treated as "qualified REIT dividends" for purposes of section 199A of the Internal Revenue Code. None of the amounts are section 897 gains attributable to the disposition of U.S. real property interests for foreign shareholders.
(2)	Total Capital Gain Distributions for purposes of section 1061 of the Internal Revenue Code. Section 1061 is generally applicable to direct and indirect holders of "applicable partnership interests".
14.    REVENUE RECOGNITION
The Company categorizes its primary sources of revenue into revenue from contracts with customers and other revenue accounted for as leases under ASC 842 as follows:
•Rental property revenues consist of (1) contractual revenues from leases recognized on a straight-line basis over the term of the respective lease; (2) percentage rents recognized once a specified sales target is achieved; (3) parking revenue; (4) termination fees; and (5) the reimbursement of the tenants' share of real estate taxes, insurance, and other operating expenses. The Company's leases typically include renewal options and are classified and accounted for as operating leases. Rental property revenues are accounted for using practical expedients included in accordance with the guidance set forth in ASC 842.
•Fee income consists of development fees, management fees, and leasing fees earned from unconsolidated joint ventures and from third parties. Fee income is accounted for in accordance with the guidance set forth in ASC 606.
For the years ended December 31, 2024, 2023, and 2022, the Company recognized rental property revenues of $847.8 million, $799.0 million, and $753.5 million, respectively, of which $241.3 million, $226.4 million, and $212.3 million, respectively, represented variable rental revenue. For the years ended December 31, 2024, 2023, and 2022, the Company recognized fee and other revenue of $9.0 million, $3.8 million, and $8.8 million, respectively. The following tables set forth the future minimum cash rents to be received by consolidated entities under existing non-cancellable leases as of December 31, 2024 ($ in thousands):

December 31, 2024

2025	$608,624
2026	614,165
2027	583,548
2028	539,656
2029	486,608
Thereafter	1,919,666
$4,752,267

The Company had a lease with SVB Financial Group ("SVB Financial") at its Hayden Ferry 1 property in Phoenix, Arizona. SVB Financial’s primary subsidiary, Silicon Valley Bank ("SVB"), was placed in receivership by the Federal Deposit Insurance Corporation ("FDIC") on March 10, 2023. On March 17, 2023, SVB Financial filed a voluntary petition for a court-supervised reorganization under Chapter 11 of the US Bankruptcy Code. On March 27, 2023, First Citizen's BancShares, Inc. ("FCB") announced it had purchased SVB Financial's subsidiary, SVB, the primary user of the leased space. In June 2023, the Bankruptcy court approved SVB Financial's request for an order rejecting the lease, with an effective date no later than September 30, 2023. In June 2023, the Company recorded a reduction of revenue of $1.6 million related to the write-down of net assets associated with this lease at the time that the collection of rents for the term of the lease no longer remained probable. During the three months ended September 30, 2023, the Company recognized $2.3 million of rental revenue on a cash basis related to base rent lease payments made through September 30, 2023, the effective date of the termination. Any proceeds from our bankruptcy claim will be recognized on a cash basis. Subsequent to year end, in February 2025, the Company sold its claim to a third party for $4.6 million in cash.
During the year ended December 31, 2022, the Company recognized $3.2 million in fee income in the consolidated statements of operations related to the services provided to Norfolk Southern Railway Company ("NS") under a series of agreements, including a development agreement and consulting agreement, under which the primary objective was delivery of a new corporate headquarters to NS. No fee income related to the services provided to NS was recognized during the years ended December 31, 2024 and 2023.
15.    STOCK-BASED COMPENSATION
The Company has several types of stock-based compensation — restricted stock, restricted stock units ("RSUs") issued under the Cousins Properties Incorporated 2019 Omnibus Incentive Stock Plan (the "2019 Plan"), and the ESPP. While the Company's 2019 Plan also allows for the issuance of stock options, none had been issued, were exercised, or were outstanding as of or during any of the periods presented. A portion of the Company's independent directors' compensation is also provided in the form of company stock.
The Company's compensation expense in 2024, 2023, and 2022 primarily relates to restricted stock, stock-settled RSUs, and the ESPP. Restricted stock and the stock-settled RSUs are equity-classified awards for which compensation expense per share is fixed. Cash-settled RSUs are liability-classified awards for which the expense fluctuates from period to period dependent, in part, on the Company's stock price. Cash-settled RSUs were last awarded in 2019 and were fully expensed as of December 31, 2023. For 2024, 2023, and 2022, stock-based compensation expense, net of forfeitures, was recorded as follows ($ in thousands):

	2024	2023	2022
Equity-classified awards:
Restricted stock	$4,130	$3,645	$3,151
Market-based RSUs	6,885	5,042	4,073
Performance-based RSUs	2,077	1,463	1,173
Director grants	1,587	1,601	1,471
Employee Stock Purchase Plan	109	150	191
	14,788	11,901	10,059

Liability-classified awards
Service-based RSUs	—	61	(146)
Dividend equivalent units	—	—	69
	—	61	(77)
Total stock-based compensation expense	$14,788	$11,962	$9,982

On April 23, 2019, the Company's stockholders approved the 2019 Plan which allows the Company to issue awards of stock options, stock grants, or stock appreciation rights to employees and directors. The 2019 Plan also allows the Company to issue awards to employees that are paid in cash or stock on the vesting date in an amount equal to the fair market value, as defined, of one share of the Company’s stock. As of December 31, 2024, approximately 1.3 million shares were authorized to be awarded pursuant to the 2019 Plan.

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
In 2024, 2023, and 2022, the Company granted, at target, 293,887, 234,902, and 141,899 of RSUs, respectively, to employees, which vest on December 31 of the last year of the respective three-year FFO and TSR measurement period.
The Company estimates future expense for all stock-settled RSUs outstanding at December 31, 2024 to be $7.0 million (using estimated vesting percentages for Performance-based RSUs as of December 31, 2024), which will be recognized over a weighted-average period of 1.7 years.
In 2024, 2023, and 2022, the Company granted 204,004, 164,221, and 99,758 shares, respectively, of restricted stock to employees, which vest ratably over three years from the issuance date. The Company records restricted stock in common stock and additional paid-in capital at fair value on the grant date, with the offsetting deferred compensation also recorded in additional paid-in capital. The Company records compensation expense over the vesting period. As of December 31, 2024, the Company had $5.0 million of unrecognized compensation cost included in additional paid-in capital related to restricted stock, which will be recognized over a weighted average period of 1.3 years. The total vesting date fair value of the restricted stock which vested during 2024, 2023, and 2022 was $2.7 million, $2.4 million, and $2.9 million, respectively.
The following table summarizes equity-classified employee stock compensation award activity for the years ended December 31, 2024, 2023, and 2022 (shares in thousands):

	2024		2023		2022
	Restricted Stock and RSUs	Weighted Average Fair Market Value at Grant	Restricted Stock and RSUs	Weighted Average Fair Market Value at Grant	Restricted Stock and RSUs	Weighted Average Fair Market Value at Grant
Restricted stock and RSUs unvested at beginning of the year	629	$34.16	463	$39.91	409	$38.63
Granted	498	$28.73	399	$29.31	242	$43.30
Vested	(252)	$39.47	(225)	$37.28	(169)	$41.54
Forfeited	(13)	$31.41	(8)	$37.60	(19)	$41.05
Restricted stock and RSUs unvested at end of year (1)	862	$29.51	629	$34.16	463	$39.91
(1) The targeted number of non-vested stock-settled RSUs and Restricted Stock at December 31, 2024 is 522,858 and 339,479, respectively.

The Monte Carlo valuation used to determine the grant date fair value of the stock-settled Market-based RSUs included the following assumptions for those RSUs granted in 2024, 2023, and 2022:

		2024	2023	2022
Volatility	(1)	30.5%	40.5%	37.7%
Risk-free rate	(2)	4.43%	4.35%	1.39%
Stock beta	(3)	0.96%	1.03%	1.02%
(1) Based on historical volatility over three years using daily stock price.
(2) Reflects the yield on three-year Treasury bonds.
(3) Betas are calculated with up to three years of daily stock price data.
All shares of restricted stock receive dividends and have voting rights during the vesting period. Dividend equivalents for the 2024, 2023, and 2022 RSUs will be settled in cash based upon the number of units vested. The Company accrues for these dividend equivalent units over the measurement period as dividends are declared and they are included in distributions in excess of cumulative net income on the consolidated balance sheets.
At December 31, 2024, 2023 and 2022, the Company had no stock options outstanding to key employees or outside directors. In 2024, 2023, and 2022, there were no stock option grants to employees or directors and the Company recognized no compensation expense related to stock options.
In 2024, 2023, and 2022, the Company also granted 67,624, 81,909, and 44,549 shares, respectively, of stock to independent members of the board of directors which vested immediately on the issuance date.
Liability-Classified Awards
There were no service-based, market-based, or performance-based liability awards outstanding as of December 31, 2024 or 2023 and the expense related to liability awards for the years ended December 31, 2023, and 2022 was not significant. During 2023 and 2022, total cash paid for all types of cash-settled RSUs and related dividend payments was $1.1 million and $6.6 million, respectively.
Employee Stock Purchase Plan
On October 26, 2021, the Company’s board of directors adopted the ESPP, which was approved by stockholders at the 2022 annual meeting. Pursuant to the ESPP, employees may contribute up to 15% of their cash compensation during annual purchase periods for the purchase of Cousins’ common stock up to an annual maximum of $21,250 per employee. On each purchase period ending November 30, participants’ individual account balances are used to acquire shares of common stock at 85% of the lower of the Company’s closing price as of December 1 (the beginning of the purchase period) or November 30 (the end of the purchase period).
As of December 31, 2024, 2023, and 2022, 66, 43, and 78 employees, respectively, were enrolled in the plan. During the years ended December 31, 2024, 2023, and 2022, 20,292, 25,441, and 22,909 shares of common stock, respectively, were purchased under the ESPP. The total purchase date fair value of the shares purchased during 2024, 2023, and 2022 was $644,000, $522,000 and $604,000, respectively. Contributions for the purchase period ending November 30, 2024, 2023, and 2022 were $379,000, $444,000, and $514,000. As of December 31, 2024, the Company estimates future expense related to the open purchase period to be $99,000.

16.    RETIREMENT SAVINGS PLAN
The Company maintains a defined contribution plan (the “Retirement Savings Plan”) pursuant to Section 401 of the Internal Revenue Code (the “Code”) which covers active regular employees. Employees are eligible to participate in the Retirement Savings Plan immediately upon hire, and pre-tax contributions are allowed up to the limits set by the Code. The Company contributes 3% of an employee's eligible compensation to the plan, which is fully vested after the employee has been with the Company for two years. The Company may change this percentage at its discretion; and, in addition, the Company could decide to make discretionary contributions in the future. The Company contributed $1.1 million, $1.1 million, and $1.0 million to the Retirement Savings Plan for the 2024, 2023, and 2022 plan years, respectively.

17.    INCOME TAXES
The net income tax benefit differs from the amount computed by applying the statutory federal income tax rate to CTRS' income before taxes as follows ($ in thousands):

	2024		2023		2022
	Amount	Rate	Amount	Rate	Amount	Rate
Federal income tax benefit (expense)	$58	21%	$(149)	21%	$85	21%
State income tax benefit (expense)	11	4%	(28)	4%	16	4%
Tax impact of capital loss carryforward	—	—%	(28)	—%	(29)	—%
Tax impact of interest and other book to tax timing differences	(147)	(54)%	—	—%	—	—%
Valuation allowance	4	2%	1	—%	(60)	(15)%
Other	74	27%	30	—%	(12)	(10)%
Tax expense before utilization of net operating loss carryforward	$—	—%	$(174)	25%	$—	—%
Utilization of net operating loss carryforward	—	—%	174	(25)%	—	—%
Benefit applicable to income (loss) from continuing operations	$—	—%	$—	—%	$—	—%

The tax effect of significant temporary differences representing deferred tax assets and liabilities of CTRS as of December 31, 2024 and 2023 are as follows ($ in thousands):

	2024	2023
Income from unconsolidated joint ventures	$27	$31
Federal and state tax net operating loss carryforwards	1,388	1,462
Interest and other book tax differences	147	—
Federal and state tax capital loss carryforwards	152	152
Gross deferred tax asset	1,714	1,645
Valuation allowance	(1,714)	(1,645)
Net deferred tax asset after valuation allowance	$—	$—

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
As of December 31, 2024 and 2023, the net deferred tax asset of CTRS equaled $1.7 million and $1.6 million, respectively, with a valuation allowance placed against the full amount. The conclusion that a valuation allowance should be recorded as of December 31, 2024 and 2023 was based on the lack of evidence that CTRS could generate future taxable income to realize the benefit of the deferred tax assets.

18.    EARNINGS PER SHARE
The following table sets forth the computation of the basic and diluted earnings per share of the Company's consolidated statements of operations for the years ended December 31, 2024, 2023 and 2022 ($ in thousands, except per share amounts):

	Year Ended December 31
	2024	2023	2022
Earnings per common share - basic:
Numerator:
Net income	$46,581	$83,816	$167,445
Net income attributable to noncontrolling interests in CPLP from continuing operations	(8)	(14)	(143)
Net income attributable to other noncontrolling interests	(611)	(839)	(509)
Net income available for common stockholders	$45,962	$82,963	$166,793

Denominator:
Weighted average common shares - basic	153,413	151,714	150,113
Net income per common share - basic	$0.30	$0.55	$1.11

Earnings per common share - diluted:
Numerator:
Net income	$46,581	$83,816	$167,445
Net income attributable to other noncontrolling interests	(611)	(839)	(509)
Net income available for common stockholders before allocation of net income attributable to noncontrolling interests in CPLP	$45,970	$82,977	$166,936

Denominator:
Weighted average common shares - basic	153,413	151,714	150,113
Add:
Potential dilutive common shares - ESPP	2	—	—
Potential dilutive restrictive stock units - restricted stock units, less shares assumed purchased at market price	575	301	281
Weighted average units of CPLP convertible into common shares	25	25	25
Weighted average common shares - diluted	154,015	152,040	150,419
Net income per common share - diluted	$0.30	$0.55	$1.11

19.    CONSOLIDATED STATEMENTS OF CASH FLOWS - SUPPLEMENTAL INFORMATION
Supplemental information related to cash flows, including significant non-cash activity affecting the consolidated statements of cash flows, for the years ended December 31, 2024, 2023, and 2022 is as follows ($ in thousands):

	2024	2023	2022
Interest paid, net of amounts capitalized	$107,676	$100,553	$70,087
Income taxes paid (1)	—	—	38
Non-Cash Transactions:
Retirement of treasury stock	145,696	—	—
Common stock dividends declared and accrued	55,091	49,384	48,525
Tenant improvements recorded in deferred income	115,838	60,568	80,369
Accrued capital expenditures included in accounts payable and accrued expenses	125,791	124,337	108,497

(1)	This represents state income taxes paid in conjunction with gains from sales transaction. See notes 3 and 6.

20. REPORTABLE SEGMENTS
The Company's segments are based on the method of internal reporting with operating segments being each of the operating office properties. These operating segments are aggregated for reporting by geographical area, with these geographical regions being: Atlanta, Austin, Charlotte, Dallas, Phoenix, Tampa, and other markets. Included in other markets for the periods presented are properties located in Houston and Nashville.
Company management evaluates the performance of its reportable segments in part based on Net Operating Income ("NOI"). Office Property NOI is regularly reported to the Chief Operating Decision Maker ("CODM") by segment. The CODM is the Company's President and Chief Executive Officer. Each segment includes both consolidated operations and the Company's share of unconsolidated joint venture operations.
Segment net income, individually significant components of rental property operating expenses, amount of capital expenditures, and total assets are not presented in this note because the CODM does not utilize these measures when analyzing segments or when making resource allocation decisions. The below presentation has been recast for all years presented to comply with updates to ASC 280 required by Accounting Standards Update 2023-07 "ASU 2023-07," "Segment Reporting" issued by the Financial Accounting Standards Board in November 2023. Information on the Company's segments along with a reconciliation of NOI to net income for years ended December 31, 2024, 2023, and 2022 are as follows ($ in thousands):

Year Ended December 31, 2024	Rental Property Revenues	Rental Property Operating Expenses	NOI

Atlanta	$309,807	$109,534	$200,273
Austin	287,659	95,901	191,758
Tampa	77,238	27,855	49,383
Phoenix	60,397	15,801	44,596
Charlotte	59,008	16,844	42,164
Dallas	17,683	3,746	13,937
Other	35,144	12,108	23,036
Segment Totals	$846,936	$281,789	$565,147

Other Non - Office Properties	$9,501	$4,324	$5,177
Portfolio Totals	$856,437	$286,113	$570,324

Less: Company's share from unconsolidated joint ventures	$(12,069)	$(5,452)
Termination Fees	3,405	—
Consolidated Totals	$847,773	$280,661

Year Ended December 31, 2023	Rental Property Revenues	Rental Property Operating Expenses	NOI

Atlanta	$295,255	$101,950	$193,305
Austin	259,683	89,580	170,103
Tampa	74,813	27,880	46,933
Phoenix	60,540	16,363	44,177
Charlotte	58,348	15,224	43,124
Dallas	16,924	3,850	13,074
Other	26,081	11,412	14,669
Segment Totals	$791,644	$266,259	$525,385

Other Non - Office Properties	$9,021	$3,312	$5,709
Portfolio Totals	$800,665	$269,571	$531,094

Less: Company's share from unconsolidated joint ventures	$(8,961)	$(3,137)
Termination Fees	7,343	—

Consolidated Totals	$799,047	$266,434

Year Ended December 31, 2022	Rental Property Revenues	Rental Property Operating Expenses	NOI

Atlanta	$277,287	$92,678	$184,609
Austin	249,790	96,984	152,806
Tampa	70,991	25,803	45,188
Phoenix	56,413	14,869	41,544
Charlotte	55,330	14,096	41,234
Dallas	16,736	3,846	12,890
Other	28,682	11,806	16,876
Segment Totals	$755,229	$260,082	$495,147

Other Non - Office Properties	$10,754	$3,701	$7,053
Portfolio Totals	$765,983	$263,783	$502,200

Less: Company's share from unconsolidated joint ventures	$(14,936)	$(5,412)
Termination Fees	2,464	—

Consolidated Totals	$753,511	$258,371

The following reconciles Net Income to Net Operating Income for each of the periods presented ($ in thousands):

	Year Ended December 31,
	2024	2023	2022
Net income	$46,581	$83,816	$167,445
Fee income	(1,761)	(1,373)	(6,119)
Termination fee income	(3,405)	(7,343)	(2,464)
Other income	(7,224)	(2,454)	(2,660)
General and administrative expenses	36,566	32,331	28,319
Interest expense	122,476	105,463	72,537
Depreciation and amortization	365,045	314,897	295,587
Reimbursed expenses	634	608	2,024
Other expenses	2,097	2,128	2,134
Loss (income) from unconsolidated joint ventures	2,796	(2,299)	(7,700)
Net operating income from unconsolidated joint ventures	6,617	5,824	9,524
Gain on sales of investments in unconsolidated joint ventures	—	—	(56,267)
Loss (gain) on investment property transactions	(98)	(504)	9
Gain on extinguishment of debt	—	—	(169)
Net Operating Income	$570,324	$531,094	$502,200

SCHEDULE III
COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2024
($ in thousands)

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period
Description/Metropolitan Area	Encumbrances	Land and Improvements	Buildings and Improvements	Land and Improvements less Cost of Sales, Transfers and Other	Building and Improvements less Cost of Sales, Transfers and Other	Land and Improvements less Cost of Sales, Transfers and Other	Building and Improvements less Cost of Sales, Transfers and Other	Total (a)(b)	Accumulated Depreciation (a)(b)	Date of Construction/ Renovation	Date Acquired	Life on Which Depreciation in 2024 Statement of Operations is Computed (c)
OPERATING PROPERTIES
The Domain	$—	$81,876	$755,143	$8,129	$454,539	$90,005	$1,209,682	$1,299,687	$199,744	(d)	2019	5 - 40 years
Austin, TX
Sail Tower	—	64,301	514,276	—	—	64,301	514,276	578,577	700	—	2024	5 - 40 years
Austin, TX
Terminus	221,000	49,050	410,826	—	61,628	49,050	472,454	521,504	83,879	—	2019	5 - 40 years
Atlanta, GA
Northpark Town Center	—	22,350	295,825	—	78,842	22,350	374,667	397,017	120,021	—	2014	5 - 39 years
Atlanta, GA
300 Colorado (e)	—	18,354	278,905	(49)	83,363	18,305	362,268	380,573	31,022	2022	2021	5 - 40 years
Austin, TX
Corporate Center (e)	—	2,468	272,148	15,642	76,537	18,110	348,685	366,795	97,023	—	2016	5 - 40 years
Tampa, FL
Buckhead Plaza	—	35,064	234,111	—	81,210	35,064	315,321	350,385	70,591	—	2016	5 - 40 years
Atlanta, GA
Briarlake Plaza	—	33,486	196,915	—	106,066	33,486	302,981	336,467	47,601	—	2019	5 - 40 years
Houston, TX
Hayden Ferry	—	13,102	262,578	(252)	59,272	12,850	321,850	334,700	68,825	—	2016	5 - 40 years
Phoenix, AZ
Spring & 8th	—	28,131	—	426	301,791	28,557	301,791	330,348	73,571	2015	2015	5 - 40 years
Atlanta, GA
The Terrace	—	27,360	247,226	—	42,754	27,360	289,980	317,340	50,328	—	2019	5 - 40 years
Austin, TX
725 Ponce	—	20,720	272,226	—	14,817	20,720	287,043	307,763	30,202	—	2021	5 - 40 years
Atlanta, GA
Vantage South End	—	49,723	249,581	—	11	49,723	249,592	299,315	861	—	2024	5 - 40 years
Charlotte, NC
One Eleven Congress	—	33,841	201,707	—	62,174	33,841	263,881	297,722	62,864	—	2016	5 - 40 years
Austin, TX
San Jacinto Center	—	34,068	176,535	(579)	50,180	33,489	226,715	260,204	50,209	—	2016	5 - 40 years
Austin, TX
Continued on next page
3344 Peachtree	$—	$16,110	$176,153	$—	$42,804	$16,110	$218,957	$235,067	$57,415	—	2016	5 - 40 years
Atlanta, GA
Fifth Third Center	122,802	22,591	180,430	—	31,237	22,591	211,667	234,258	70,560	—	2014	5 - 40 years
Charlotte, NC
Promenade Tower	—	13,439	102,790	—	114,789	13,439	217,579	231,018	71,888	—	2011	5 - 34 years
Atlanta, GA
The RailYard	—	22,831	178,323	—	1,938	22,831	180,261	203,092	24,822	—	2020	5 - 40 years
Charlotte, NC
3350 Peachtree	—	16,836	108,177	—	69,679	16,836	177,856	194,692	31,341	—	2016	5 - 40 years
Atlanta, GA
Promenade Central	—	19,495	62,836	—	106,878	19,495	169,714	189,209	16,534	2022	2019	5 - 40 years
Atlanta, GA
100 Mill	—	13,156	—	5	175,314	13,161	175,314	188,475	21,840	2022	2022	5 - 40 years
Phoenix, AZ
Avalon	—	9,952	—	73	175,935	10,025	175,935	185,960	36,751	2016	2016	5 - 40 years
Atlanta, GA
Colorado Tower (e)	104,080	1,600	—	20,525	133,012	22,125	133,012	155,137	53,786	2013	2013	5 - 30 years
Austin, TX
Heights Union	—	9,545	123,944	—	21,332	9,545	145,276	154,821	17,411	—	2021	5 - 40 years
Tampa, FL
Legacy Union One	—	13,049	128,740	—	231	13,049	128,971	142,020	27,214	—	2019	5 - 40 years
Dallas, TX
Tempe Gateway	—	5,893	95,130	—	33,845	5,893	128,975	134,868	25,164	—	2016	5 - 40 years
Phoenix, AZ
550 South (e)	—	51	115,238	—	7,939	51	123,177	123,228	31,445	—	2016	5 - 40 years
Charlotte, NC
Domain Point	—	17,349	71,599	—	13,647	17,349	85,246	102,595	19,776	—	2019	5 - 40 years
Austin, TX
5950 Sherry Lane	—	8,040	65,919	—	12,280	8,040	78,199	86,239	13,633	—	2019	5 - 40 years
Dallas, TX
3348 Peachtree	—	6,707	69,723	—	8,418	6,707	78,141	84,848	19,924	—	2016	5 - 40 years
Atlanta, GA
111 West Rio	—	6,076	56,647	(127)	19,115	5,949	75,762	81,711	23,540	2017	2017	5 - 40 years
Phoenix, AZ
Continued on next page
The Pointe	$—	$9,404	$54,694	$—	$15,594	$9,404	$70,288	$79,692	$17,295	0	2016	5 - 40 years
Tampa, FL
Harborview Plaza	—	10,800	39,136	—	12,913	10,800	52,049	62,849	15,193	—	2016	5 - 40 years
Tampa, FL
Research Park V	—	4,373	—	801	43,945	5,174	43,945	49,119	16,976	2014	1998	5 - 30 years
Austin, TX
Meridian Mark Plaza	—	2,219	—	—	25,717	2,219	25,717	27,936	18,704	1997	1997	5 - 30 years
Atlanta, GA
Miscellaneous Investments	—	15,318	69,780	33	2,486	15,351	72,266	87,617	8,598
Total Operating Properties	447,882	758,728	6,067,261	44,627	2,542,232	803,355	8,609,493	9,412,848	1,627,251

LAND
South End Station	—	28,134	—	—	—	28,134	—	28,134	—	—	2020
Charlotte, NC
887 West Peachtree	—	26,312	—	—	—	26,312	—	26,312	—	—	2019
Atlanta, GA
Legacy Union 2 & 3	—	22,724	—	—	—	22,724	—	22,724	—	—	2019
Dallas, TX
3354/3356 Peachtree	—	21,509	—	—	—	21,509	—	21,509	—	—	2018
Atlanta, GA
Domain Central	—	21,000	—	—	—	21,000	—	21,000	—	—	2019
Austin, TX
303 Tremont	—	18,779	—	75	—	18,854	—	18,854	—	—	2020
Charlotte, NC
Domain Point 3	—	11,018	—	—	—	11,018	—	11,018	—	—	2020
Austin, TX
Corporate Center 5 & 6 (e)	—	5,188	—	(13)	—	5,175	—	5,175	—	—	2019
Tampa, FL
Total Commercial Land	—	154,664	—	62	—	154,726	—	154,726	—

Total Properties	$447,882	$913,392	$6,067,261	$44,689	$2,542,232	$958,081	$8,609,493	$9,567,574	$1,627,251

S-1

SCHEDULE III
COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2024
($ in thousands)

NOTES:
(a)Reconciliations of total real estate carrying value and accumulated depreciation as of and for the years ended December 31, 2024, 2023, and 2022 are as follows:

	Real Estate			Accumulated Depreciation
	2024	2023	2022	2024	2023	2022
Balance at beginning of period	$8,392,111	$8,087,846	$7,714,382	$1,329,406	$1,079,662	$874,988
Additions during the period:
Acquisitions	877,881	—	—	—	—	—
Improvements and other capitalized costs	345,775	350,654	436,201	—	—	—
Depreciation expense	—	—	—	345,738	292,433	267,411
Total Additions	1,223,656	350,654	436,201	345,738	292,433	267,411
Deductions during the period:
Cost of real estate sold	—	(3,700)	—	—	—	—
Amortization of right-of-use ground lease assets	(300)	—	—	—	—	—
Write off of fully depreciated assets	(47,893)	(42,689)	(62,737)	(47,893)	(42,689)	(62,737)
Total Deductions	(48,193)	(46,389)	(62,737)	(47,893)	(42,689)	(62,737)
Balance at end of period	$9,567,574	$8,392,111	$8,087,846	$1,627,251	$1,329,406	$1,079,662
(b)The aggregate cost for federal income tax purposes, net of tax depreciation, was $6.6 billion (unaudited) at December 31, 2024.
(c)Buildings and improvements are depreciated over 30 to 40 years. Leasehold improvements and other capitalized leasing costs are depreciated over the life of the asset or the term of the lease, whichever is shorter.
(d)Subsequent to the 2019 acquisition of The Domain, the Company completed development of Domain 9 in 2024, Domain 10 in 2021, and Domain 12 in 2020.
(e)Some or all of the land at these properties is controlled under an operating ground lease. The Company's Land and Improvements assets are reduced over time by the amortization of the right-of-use assets related to these ground leases.

S-2