Form 10-Q
period 2025-03-31
COUSINS PROPERTIES INC
filed 2025-05-01
CIK 25232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 25, 2025
Common Stock, $1 par value per share	167,911,653 shares

FORWARD-LOOKING STATEMENTS

Certain matters contained in this report are “forward-looking statements” within the meaning of the federal securities laws and are subject to uncertainties and risks, as itemized in Item 1A included in the Annual Report on Form 10-K for the year ended December 31, 2024, and as itemized herein. These forward-looking statements include information about possible or assumed future results of the business and our financial condition, liquidity, results of operations, plans, and objectives. Examples of forward-looking statements in this Annual Report on Form 10-K include the Company’s business and financial strategy; objectives of management; future debt financings; future acquisitions and dispositions of operating assets, joint venture interests, and land; future acquisitions of investments in real estate debt; future development and redevelopment opportunities; future issuances of common stock, limited partnership units, or preferred stock; future distributions; projected capital expenditures; market and industry trends; future occupancy or volume and velocity of leasing activity; entry into new markets or changes in existing market concentrations; future changes in interest rates and liquidity of capital markets; and all statements that address operating performance, events, investments, or developments that we expect or anticipate will occur in the future.

Any forward-looking statements are based upon management's beliefs, assumptions, and expectations of our future performance, taking into account information that is currently available. These beliefs, assumptions, and expectations may change as a result of possible events or factors, not all of which are known. If a change occurs, our business, financial condition, liquidity, and results of operations may vary materially from those expressed in forward-looking statements. Actual results may vary from forward-looking statements due to, but not limited to, the following: the risks and uncertainties related to the impact of changes in general economic and capital market conditions (on an international or national basis or within the markets in which we operate), including changes in inflation, changes in interest rates, supply chain disruptions, labor market disruptions (including changes in unemployment), dislocation and volatility in capital markets, and potential longer-term changes in consumer and customer behavior resulting from the severity and duration of any downturn, adverse conditions or uncertainty in the U.S. or global economy; risks affecting the real estate industry (including, without limitation, the inability to enter into or renew leases on favorable terms (and on anticipated schedules); any adverse change in the financial condition or liquidity of one or more of our tenants or borrowers under our real estate debt investments; changes in customer preferences regarding space utilization; changes in customers’ financial condition; the availability, cost, and adequacy of insurance coverage; competition from other developers, investors, owners, and operators of real estate; the failure to achieve anticipated benefits from intended or completed acquisitions, developments, investments, or dispositions; the cost and availability of financing, the effectiveness of any interest rate hedging contracts, and any failure to comply with debt covenants under credit agreements; the effect of common stock, debt, or operating partnership unit issuances; threatened terrorist attacks or sociopolitical unrest such as political instability, civil unrest, armed hostilities, or political activism and the potential impact of the same upon our day-to-day building operations; the immediate and long-term impact of the outbreak of a highly infectious or contagious disease on our and our customers’ financial condition; risks associated with security breaches through cyberattacks, cyber intrusions, or otherwise; changes in senior management, the Board of Directors, or key personnel; the potential liability for existing or future environmental or other applicable regulatory requirements, including the requirements to qualify for taxation as a real estate investment trust; the financial condition and liquidity of, or disputes with, joint venture partners; material changes in dividend rates on common shares or other securities or the ability to pay those dividends; the impact of changes to applicable laws, including the tax laws impacting REITs, and the impact of newly adopted accounting principles on our accounting policies and on period to period comparison of financial results; risks associated with climate change and severe weather events; and those additional risks and factors discussed in reports filed with the Securities and Exchange Commission ("SEC") by the Company.

These forward-looking statements are not exhaustive, speak only as of the date of issuance of this report and are not guarantees of future results, performance, or achievements. The Annual Report on Form 10-K for the year ended December 31, 2024, including Part 1, Item 1A. Risk Factors, and this Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, including Part II, Item 1A, Risk Factors, include additional factors that could adversely affect our business and financial performance. The Company does not undertake a duty to update or revise any forward-looking statement, whether as a result of new information, future events, or other matters, except as otherwise required by law.

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2025	December 31, 2024
	(unaudited)
Assets:
Real estate assets:
Operating properties, net of accumulated depreciation of $1,694,690 and $1,627,251 in 2025 and 2024, respectively	$7,780,262	$7,785,597
Land	154,725	154,726
	7,934,987	7,940,323

Cash and cash equivalents	5,330	7,349
Investments in real estate debt, at fair value	16,635	167,219
Accounts receivable	11,231	11,491
Deferred rents receivable	244,286	232,078
Investment in unconsolidated joint ventures	191,505	185,478
Intangible assets, net	165,350	171,989
Other assets, net	94,036	86,219
Total assets	$8,663,360	$8,802,146
Liabilities:
Notes payable	$3,020,741	$3,095,666
Accounts payable and accrued expenses	293,349	337,248
Deferred income	294,503	277,132
Intangible liabilities, net	107,712	111,221
Other liabilities	109,982	110,712
Total liabilities	3,826,287	3,931,979
Commitments and contingencies
Equity:
Stockholders' investment:
Common stock, $1 par value per share, 300,000,000 shares authorized, 167,908,440 and 167,660,480 issued and outstanding in 2025 and 2024, respectively	167,908	167,660
Additional paid-in capital	5,960,578	5,959,670
Distributions in excess of cumulative net income	(1,314,734)	(1,280,547)
Accumulated other comprehensive loss	—	(105)
Total stockholders' investment	4,813,752	4,846,678
Nonredeemable noncontrolling interests	23,321	23,489
Total equity	4,837,073	4,870,167
Total liabilities and equity	$8,663,360	$8,802,146

See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2025	2024
Revenues:
Rental property revenues	$243,027	$208,818
Fee income	496	379
Other	6,805	44
	250,328	209,241
Expenses:
Rental property operating expenses	77,156	71,075
Reimbursed expenses	177	140
General and administrative expenses	10,709	9,214
Interest expense	36,774	28,908
Depreciation and amortization	102,114	86,230
Other	422	672
	227,352	196,239

Income (loss) from unconsolidated joint ventures	(1,883)	348
Gain on investment property transactions	—	101
Net income	21,093	13,451
Net income attributable to noncontrolling interests	(196)	(163)
Net income available to common stockholders	$20,897	$13,288

Net income per common share — basic and diluted	$0.12	$0.09
Weighted average common shares — basic	167,809	151,945
Weighted average common shares — diluted	168,593	152,385

See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited; in thousands)

	Three Months Ended
	March 31,
	2025	2024
Comprehensive Income:
Net income available to common stockholders	$20,897	$13,288
Other comprehensive income (loss):
Unrealized gain on cash flow hedges	11	2,705
Amortization of cash flow hedges	94	(1,710)
Total other comprehensive income	105	995
Total comprehensive income	$21,002	$14,283

See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited; in thousands except per share amounts)

Three Months Ended March 31, 2025
	Common Stock	Additional Paid-In Capital	Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Stockholders' Investment	Nonredeemable Noncontrolling Interests	Total Equity
December 31, 2024	$167,660	$5,959,670	$(1,280,547)	$(105)	$4,846,678	$23,489	$4,870,167
Net income	—	—	20,897	—	20,897	196	21,093
Other comprehensive income	—	—	—	105	105	—	105
Common stock issued pursuant to stock-based compensation, net of tax withholding	249	(4,690)	—	—	(4,441)	—	(4,441)
Amortization of stock-based compensation, net of forfeitures	(1)	5,598	—	—	5,597	—	5,597
Contributions from noncontrolling interests	—	—	—	—	—	7	7
Distributions to noncontrolling interests	—	—	—	—	—	(371)	(371)
Common dividends ($0.32 per share)	—	—	(55,084)	—	(55,084)	—	(55,084)
Balance March 31, 2025	$167,908	$5,960,578	$(1,314,734)	$—	$4,813,752	$23,321	$4,837,073

Three Months Ended March 31, 2024
	Common Stock	Additional Paid-In Capital	Treasury Stock	Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Investment	Nonredeemable Noncontrolling Interests	Total Equity
Balance December 31, 2023	$154,336	$5,638,709	$(145,696)	$(1,125,390)	$2,192	$4,524,151	$24,162	$4,548,313
Net income	—	—	—	13,288	—	13,288	163	13,451
Other comprehensive income	—	—	—	—	995	995	—	995
Common stock issued pursuant to stock-based compensation, net of tax withholding	278	(3,090)	—	—	—	(2,812)	—	(2,812)
Amortization of stock-based compensation, net of forfeitures	(5)	3,911	—	(4)	—	3,902	—	3,902
Retirement of Treasury Stock	(2,537)	(143,159)	145,696	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(236)	(236)
Common dividends ($0.32 per share)	—	—	—	(48,653)	—	(48,653)	—	(48,653)
Balance March 31, 2024	$152,072	$5,496,371	$—	$(1,160,759)	$3,187	$4,490,871	$24,089	$4,514,960

See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in thousands)

	Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$21,093	$13,451
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on investment property transactions	—	(101)
Depreciation and amortization	102,114	86,230
Amortization of deferred financing costs, debt premiums, and debt discounts, net	1,113	1,039
Equity-classified stock-based compensation expense, net of forfeitures	6,042	4,338
Effect of non-cash adjustments to rental revenues	(23,929)	(15,984)
Loss (income) from unconsolidated joint ventures	1,883	(348)
Operating distributions from unconsolidated joint ventures	749	787
Changes in other operating assets and liabilities, net of acquisitions:
Change in receivables and other assets, net	(8,770)	(5,614)
Change in operating liabilities, net	(55,537)	(55,506)
Net cash provided by operating activities	44,758	28,292
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(54,347)	(72,317)
Property acquisitions	(593)	—
Proceeds from repayment of investments in real estate debt	150,791	—
Purchase of investments in real estate debt, net	(207)	—
Contributions to unconsolidated joint ventures	(8,528)	(11,634)
Net cash provided by (used in) investing activities	87,116	(83,951)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facility	142,000	171,200
Repayment of credit facility	(215,631)	(64,100)
Repayment of mortgages	(1,666)	(2,113)
Repurchase of shares withheld for taxes on restricted stock vestings	(1,907)	(1,111)
Payment of deferred financing costs	(1,439)	—
Issuance of common stock	(315)	—
Common dividends paid	(54,571)	(48,576)
Contributions from noncontrolling interests	7	—
Distributions to noncontrolling interests	(371)	(236)
Net cash provided by (used in) financing activities	(133,893)	55,064
NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,019)	(595)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	7,349	6,047
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,330	$5,452
See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
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
Cousins, CPLP, CTRS, and their subsidiaries (collectively, the “Company”) develop, acquire, lease, manage, and own primarily Class A office properties and opportunistic mixed-use developments in the Sun Belt markets of the United States with a focus on Austin, Atlanta, Charlotte, Tampa, Phoenix, Dallas, and Nashville. Cousins has elected to be taxed as a REIT and intends to, among other things, distribute at least 100% of its net taxable income to stockholders, thereby eliminating any liability for federal income taxes under current law. Therefore, the results included herein do not include a federal income tax provision for Cousins. As of March 31, 2025, the Company's operating portfolio of real estate assets consisted of interests in 20.9 million square feet of office space and 467,000 square feet of other space.
Basis of Presentation: The condensed consolidated financial statements are unaudited and were prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, these financial statements reflect all adjustments necessary (which adjustments are of a normal and recurring nature) for the fair presentation of the Company's financial position as of March 31, 2025 and December 31, 2024, and the results of operations for the three months ended March 31, 2025 and 2024. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of results expected for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes to consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2024. The accounting policies employed are substantially the same as those shown in note 2 of the notes to consolidated financial statements included therein.
The Company evaluates all partnerships, joint ventures, and other arrangements with variable interests to determine if the entity or arrangement qualifies as a variable interest entity ("VIE"), as defined in the Financial Accounting Standard Board's ("FASB") Accounting Standards Codification ("ASC"). If the entity or arrangement qualifies as a VIE and the Company is determined to be the primary beneficiary, the Company is required to consolidate the assets, liabilities, and results of operations of the VIE. The Company had no investments or interests in any VIEs as of March 31, 2025 or December 31, 2024.
2. INVESTMENTS IN REAL ESTATE DEBT
The details of the real estate debt investments are as follows ($ in thousands):

	Carrying Value and Fair Value at		Interest Income for the Three Months Ended
Collateral	March 31, 2025	December 31, 2024	March 31, 2025	March 31, 2024

110 East - Pledge of equity interests (1) Charlotte, NC, Office Building	$16,635	$16,559	$558	$—
Radius - Pledge of equity interests (1) Nashville, TN, Office Building	—	12,660	1,241	—
Saint Ann - Pledge of asset Dallas, TX, Office Building	—	138,000	350	—

	$16,635	$167,219	$2,149	$—

(1) The first priority lender of the mortgage loans had a balance of $86.6 million and $152.7 million as of March 31, 2025 and December 31, 2024, respectively.

In the second quarter of 2024, the Company acquired the Radius and 110 East mezzanine real estate loans for $27.2 million, which were subordinated to the first priority mortgage loans. These loans had a weighted average spread in excess of Term Secured Overnight Financing Rate ("SOFR") of 8.68%.
In the fourth quarter of 2024, the Company acquired one mortgage loan at par for $138.0 million. This mortgage was secured by Saint Ann Court, a 320,000 square foot office property in Dallas, had a maturity of December 7, 2024, and had a spread in excess of SOFR of 3.66%, with an additional 5% spread during any default period. One month after the loan went into default, on January 7, 2025, the Saint Ann borrower repaid the $138.0 million mortgage loan at par and paid the interest in full.
On January 10, 2025, the Company entered into the First Amendment to Mezzanine Loan Agreement on the Radius loan, which among other things, reduced the requirements for the borrower to qualify for an extension on the loan in exchange for a minimum payment of interest. On March 27, 2025, the Radius borrower repaid the $12.8 million mezzanine loan, and paid the interest in full, including a minimum interest guaranty of $858,000. Interest income on investments in real estate debt, including this minimum interest guaranty, is included in other revenue in the Company's consolidated statement of operations.
The 110 East loan provides the borrower with an opportunity to extend the initial maturity date of February 2026 to February 2027, subject to certain conditions. The variable interest rate at March 31, 2025 was 13.32%, including a SOFR base rate of 4.32%. The Company's share of additional borrowing capacity commitment under this loan is $5.4 million as of March 31, 2025. The borrower has additional borrowing capacity under these loans, for which the Company funded $2.2 million subsequent to the acquisition of the loans through the period ended March 31, 2025.
As of March 31, 2025, the Company believes the fair value of the one remaining investment in real estate debt approximates its invested carrying value and, therefore, did not record any unrealized gain or loss on that investment. The acquisition of this loan was a recently executed market transactions (Level 2) and market notes for similar debt have not changed significantly since acquisition. In subsequent periods, the Company may make adjustments to the carrying values of this loan investment if any are required through application of the fair value hierarchy provided for under GAAP. Interest income earned and any unrealized gain or loss associated with investments in real estate debt is recorded as a component of other revenue on the Company's consolidated statement of operations.

3. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES
The following information summarizes financial data and principal activities of the Company's unconsolidated joint ventures. The information included in the Summary of Financial Position table is as of March 31, 2025 and December 31, 2024 ($ in thousands).

SUMMARY OF FINANCIAL POSITION
	Total Assets		Total Liabilities		Total Equity (Deficit)		Company's Investment (Deferred Income)
	2025	2024	2025	2024	2025	2024	2025		2024
Operating Properties:
AMCO 120 WT Holdings, LLC	$74,510	$74,984	$1,328	$1,254	$73,182	$73,730	$13,390		$13,503
Crawford Long - CPI, LLC (1)	19,548	19,306	84,034	83,571	(64,486)	(64,265)	(31,755)	(2)	(31,626)	(2)
Neuhoff Holdings LLC (3)	584,531	573,495	306,999	306,055	277,532	267,440	156,514		150,376
TL CO Proscenium JV, LLC	86,156	86,517	3,672	3,889	82,484	82,628	16,770		16,768
Land:
715 Ponce Holdings LLC	9,448	9,442	74	57	9,374	9,385	4,831		4,831
	$774,193	$763,744	$396,107	$394,826	$378,086	$368,918	$159,750		$153,852

(1) Crawford Long - CPI, LLC has a mortgage loan for the Medical Offices at Emory Hospital property. This $83.0 million interest-only mortgage loan has a fixed interest rate of 4.80% and matures on June 1, 2032. The Company provides a customary "non-recourse carve-out guaranty" for this loan.
(2) Negative balance is included in Deferred income on the consolidated balance sheets.
(3) The Neuhoff Holdings LLC properties have commenced initial operations but are not yet stabilized. Included in the total liabilities above is a construction loan with $283.7 million and $275.1 million outstanding at March 31, 2025 and December 31, 2024, respectively. The construction loan has a borrowing capacity up to $312.7 million of which the Company's share is $156.4 million, and matures on September 30, 2025. The interest rate applicable to the construction loan is based on SOFR plus 3.45% with a minimum rate of 3.60%. The joint venture has one option, subject to certain conditions, to extend the maturity date for an additional 12 months from the initial maturity date. The Company and its 50-50 partner guarantee their respective halves of the borrower's obligations to pay certain required equity contributions and project carrying costs, as well as timely completion of project construction; and the Company and its partner provide a customary non-recourse carve-out guaranty.

The information included in the Summary of Operations table below is for the three months ended March 31, 2025 and 2024
($ in thousands).

SUMMARY OF OPERATIONS
	Total Revenues		Net Income (Loss)		Company's Income (Loss) from Investment
	2025	2024	2025	2024	2025	2024
Operating Properties:
AMCO 120 WT Holdings, LLC	$2,645	$2,894	$702	$961	$136	$187
Crawford Long - CPI, LLC	3,443	3,267	780	674	359	304
Neuhoff Holdings LLC	3,029	113	(4,678)	(288)	(2,293)	(142)
TL CO Proscenium JV, LLC	3,919	—	(145)	—	(79)	—
Land:
715 Ponce Holdings LLC	31	27	(11)	(1)	(6)	(1)
	$13,067	$6,301	$(3,352)	$1,346	$(1,883)	$348

4. INTANGIBLE ASSETS AND LIABILITIES
At March 31, 2025 and December 31, 2024, intangible assets included the following ($ in thousands):

	2025	2024
In-place leases, net of accumulated amortization of $138,815 and $135,945 in 2025 and 2024, respectively	$133,825	$139,704
Below-market ground leases, net of accumulated amortization of $2,643 and $2,572 in 2025 and 2024, respectively	16,610	16,681
Above-market leases, net of accumulated amortization of $24,479 and $24,190 in 2025 and 2024, respectively	13,241	13,930
Goodwill	1,674	1,674
	$165,350	$171,989

At March 31, 2025 and December 31, 2024, intangible liabilities were the following ($ in thousands):

	2025	2024
Below-market leases, net of accumulated amortization of $60,031 and $56,982 in 2025 and 2024, respectively	$107,712	$111,221

The amortization of the above asset and liabilities are recorded as follows ($ in thousands):

	Three Months Ended March 31,
	2025	2024
Revenues:
Rental property revenues, net (Below-market and Above-market leases)	$2,822	$1,461

Expenses:
Depreciation and amortization (In-place leases)	5,880	4,401
Rental property operating and other expenses (Below-market ground leases)	70	100

Over the next five years and thereafter, aggregate amortization of these intangible assets and liabilities is anticipated to be as follows ($ in thousands):

	In-Place Leases	Below-Market Ground Leases	Above-Market Leases	Below-Market Leases
2025 (nine months)	$15,786	$212	$1,976	$(10,229)
2026	19,364	282	2,286	(12,526)
2027	16,806	282	1,876	(10,990)
2028	13,985	282	1,765	(9,844)
2029	12,586	282	1,495	(9,439)
Thereafter	55,298	15,270	3,843	(54,684)
	$133,825	$16,610	$13,241	$(107,712)

5. OTHER ASSETS
Other assets on the consolidated balance sheets as of March 31, 2025 and December 31, 2024 included the following ($ in thousands):

	2025	2024
Predevelopment costs	$58,694	$58,224
Prepaid expenses and other assets	11,661	4,492
Lease inducements, net of accumulated amortization of $8,597 and $8,181 in 2025 and 2024, respectively	11,481	11,024
Furniture, fixtures and equipment and other deferred costs, net of accumulated depreciation of $20,253 and $20,004 in 2025 and 2024, respectively	9,533	9,491
Credit Facility deferred financing costs, net of accumulated amortization of $3,737 and $3,416 in 2025 and 2024, respectively	2,667	2,988
	$94,036	$86,219
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

6. NOTES PAYABLE
The following table summarizes the terms of notes payable outstanding at March 31, 2025 and December 31, 2024 ($ in thousands):

Description	Interest Rate (1)	Maturity (2)	2025	2024
Unsecured Notes:
Credit Facility	5.185%	April 2027	$38,700	$112,332
Public Senior Notes	5.875%	October 2034	500,000	500,000
Public Senior Notes	5.375%	February 2032	400,000	400,000
Term Loan (3)	5.212%	September 2025	400,000	400,000
Privately Placed Senior Notes	3.95%	July 2029	275,000	275,000
Term Loan (4)	5.41%	August 2025	250,000	250,000
Privately Placed Senior Notes	3.91%	July 2025	250,000	250,000
Privately Placed Senior Notes	3.86%	July 2028	250,000	250,000
Privately Placed Senior Notes	3.78%	July 2027	125,000	125,000
Privately Placed Senior Notes	4.09%	July 2027	100,000	100,000
			2,588,700	2,662,332
Secured Mortgage Notes:
Terminus (5)	6.34%	January 2031	221,000	221,000
Fifth Third Center	3.37%	October 2026	121,845	122,802
Colorado Tower	3.45%	September 2026	103,369	104,080
			446,214	447,882
			$3,034,914	$3,110,214

Unamortized original issue discount			(3,468)	(3,560)
Unamortized loan costs			(10,705)	(10,988)
Total Notes Payable			$3,020,741	$3,095,666

(1) Interest rate as of March 31, 2025.
(2) Weighted average maturity of notes payable outstanding at March 31, 2025 was 4.0 years, exclusive of available extension options.
(3) The Company exercised the first of four available six-month extension options extending the maturity to September 3, 2025.
(4) The Company exercised the second of four available 180-day extension options extending the maturity to August 25, 2025.
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
The interest rate applicable to the Credit Facility varies according to the Company's credit rating and leverage ratio and may, at the election of the Company, be determined based on either (1) the Daily SOFR or Term SOFR, plus a SOFR adjustment of 0.10% ("Adjusted SOFR") and a spread of between 0.725% and 1.40%, or (2) the greater of (i) Bank of America's prime rate, (ii) the federal funds rate plus 0.50%, (iii) Term SOFR, plus a SOFR adjustment of 0.10%, and 1.00%, or (iv) 1.00%, plus a spread of between 0.00% and 0.40%, based on leverage. In addition to the interest rate, the Credit Facility is also subject to an annual facility fee of 0.125% to 0.30%, depending on the Company's credit rating and leverage ratio, on the entire $1 billion capacity.

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
At March 31, 2025, the Credit Facility's interest rate spread over Adjusted SOFR was 0.775%, and the facility fee was 0.15%. The amount that the Company may draw under the Credit Facility is a defined calculation based on the Company's unencumbered assets and other factors. The total available borrowing capacity under the Credit Facility was $961.3 million at March 31, 2025. The amounts outstanding under the Credit Facility may be accelerated upon the occurrence of any events of default.
Term Loans
On October 3, 2022, the Company entered into a Delayed Draw Term Loan Agreement (the "2022 Term Loan") and borrowed the full $400 million available under the loan. The loan had an initial maturity of March 3, 2025 with four consecutive options to extend the maturity date for an additional six months each. The Company has exercised the first of the four six-month extension options, extending the maturity date to September 3, 2025. Under the 2022 Term Loan, the interest rate applicable varies according to the Company's credit rating and leverage ratio and may, at the election of the Company, be determined based on either (1) the Daily SOFR or Term SOFR, plus a SOFR adjustment of 0.10% ("Adjusted SOFR") and a spread of between 0.80% and 1.60%, or (2) the greater of (i) Bank of America's prime rate, (ii) the federal funds rate plus 0.50%, (iii) Term SOFR, plus a SOFR adjustment of 0.10%, and 1.00%, (iv) or 1.00%, plus a spread of between 0.00% and 0.65%, based on leverage. The covenants under the 2022 Term Loan are the same as the Credit Facility. At March 31, 2025, the spread over the underlying SOFR rates was 0.85% for the 2022 Term Loan.
On April 19, 2023, the Company entered into a floating-to-fixed rate swap with respect to $200 million of the $400 million 2022 Term Loan through the initial maturity date of March 3, 2025. This swap fixed the underlying SOFR rate at 4.298%. On January 26, 2024, the Company entered into a floating-to-fixed rate swap with respect to remaining $200 million of the $400 million 2022 Term Loan through the initial maturity date of March 3, 2025. This swap fixed the underlying SOFR rate at 4.6675% (see note 7). These two swaps fixed the underlying SOFR rate for the full $400 million at a weighted average of 4.483%. These swaps expired on March 3, 2025 at which time the Company, under the terms of the 2022 Term Loan, elected six-month Term SOFR fixing the underlying SOFR rate at 4.2618% through the September 3, 2025 extended maturity.
On June 28, 2021, the Company entered into an Amended and Restated Term Loan Agreement (the "2021 Term Loan") that amended a former term loan agreement. Under the 2021 Term Loan, the Company has borrowed $350 million with an initial maturity of August 30, 2024 and four consecutive options to extend the maturity date for an additional 180 days each. In August 2024, the Company repaid $100 million of the $350 million outstanding and exercised the first of four 180 day extension options, extending the maturity date on the remaining $250 million to February 26, 2025. The Company has exercised the second of four 180 day extension options, extending the maturity date on the remaining $250 million to August 25, 2025. On September 19, 2022, the Company entered into the First Amendment to the 2021 Term Loan. This amendment aligns covenants and available interest rates, including the addition of SOFR, to that of the Credit Facility. Under the terms of this First Amendment the interest rate applicable to the 2021 Term Loan varies according to the Company's credit rating and leverage ratio and may, at the election of the Company, be determined based on either (1) the Daily SOFR or Term SOFR, plus a SOFR adjustment of 0.10% ("Adjusted SOFR") and a spread of between 0.85% and 1.65%, or (2) the greater of (i) Bank of America's prime rate, (ii) the federal funds rate plus 0.50%, (iii) Term SOFR, plus a SOFR adjustment of 0.10%, and 1.00%, (iv) or 1.00%, plus a spread of between 0.00% and 0.65%, based on leverage. At March 31, 2025, the spread over the underlying SOFR rates was 1.00% for the 2021 Term Loan.
On September 27, 2022, the Company entered into a floating-to-fixed interest rate swap with respect to the $350 million 2021 Term Loan through the initial maturity date of August 30, 2024. This swap effectively fixed the underlying SOFR rate at 4.234% (see note 7). This swap expired on August 30, 2024, and the loan has reverted to the elected underlying Daily SOFR rate.
In April 2024, the Company received a new corporate investment grade rating. Effective April 17, 2024, the Adjusted SOFR spread range of the 2022 Term Loan and the 2021 Term Loan were reduced to reflect the investment grade rating. Changes in the Company's investment grade ratings may result in additional adjustments to the applicable spread in the future. Prior to April 17, 2024, the applicable spread was between 1.05% and 1.65% for both the 2022 Term Loan and 2021 Term Loan, depending on leverage.
Unsecured Senior Notes
At March 31, 2025, we had $1.9 billion aggregate principal amount of senior unsecured notes outstanding.
In December 2024, CPLP issued $400.0 million in aggregate principal amount of 5.375% public senior notes. Upon issuance of these notes, CPLP received net proceeds of $397.9 million dollars after an original issue discount of $2.1 million resulting in an effective interest rate of 5.464%. These public senior notes are fully and unconditionally guaranteed by the Company. The proceeds were used to partially fund the acquisitions of the Sail Tower and Vantage South End properties in December 2024. These public senior notes had issuance costs of $3.6 million and mature on February 15, 2032.
In August 2024, CPLP issued $500.0 million in aggregate principal amount of 5.875% public senior notes. Upon issuance of these public senior notes, CPLP received net proceeds of $498.5 million dollars after an original issue discount of $1.5 million, resulting in an effective interest rate of 5.912%. These public senior notes are fully and unconditionally guaranteed by the Company. The proceeds were used primarily to repay $373.8 million outstanding on the Credit Facility and repay $100 million of the $350 million outstanding on the 2021 Term Loan. These public senior notes had issuance costs of $5.3 million and mature on October 1, 2034.
The Company's public senior notes are subject to certain customary covenants that, subject to certain exceptions, include (a) a limitation on the ability of the Company and CPLP to, among other things, incur additional secured and unsecured indebtedness; (b) a limitation on the ability of the Company and CPLP to merge, consolidate, sell, lease, or otherwise dispose of their properties and assets substantially as an entirety; and (c) a requirement that the Company maintain a pool of unencumbered assets. To avoid any such limitations, these covenants require, among other things, maintaining the following financial metrics as defined in the agreement: unencumbered debt ratio of at least 150%; an EBITDA to debt service ratio of at least 1.50x; a secured leverage ratio of no more than 40%; and an overall leverage ratio of no more than 60%.
The Company also has privately placed unsecured senior notes of $1.0 billion that were funded in five tranches. The first tranche of $100 million is due in 2027 and has a fixed annual interest rate of 4.09%. The second tranche of $250 million is due in July 2025 and has a fixed annual interest rate of 3.91%. The third tranche of $125 million is due in 2027 and has a fixed annual interest rate of 3.78%. The fourth tranche of $250 million is due in 2028 and has a fixed annual interest rate of 3.86%. The fifth tranche of $275 million is due in 2029 and has a fixed annual interest rate of 3.95%.
The privately placed unsecured senior notes contain financial covenants that are consistent with those of our Credit Facility, with the exception of a secured leverage ratio of no more than 40%. The senior notes also contain customary representations and warranties, both affirmative and negative covenants, and customary events of default.
Secured Mortgage Notes
In November 2024, the Company repaid, in full, its Domain 10 mortgage with remaining principal balance of $70.9 million. The mortgage had an interest rate of 3.75%.
As of March 31, 2025, the Company had $446.2 million outstanding on four non-recourse mortgage notes with a weighted average interest rate of 4.86%. All interest rates on the secured mortgage notes are fixed. Assets with depreciated carrying values of $699.8 million were pledged as security on these mortgage notes payable. In addition, the Company provides a customary “non-recourse carve-out guaranty” on each non-recourse loan, along with a guarantee of certain releasing expenses for a future vacancy at Fifth Third Center.
Other Debt Information
The Company is in compliance with all of the covenants related to its unsecured and secured debt.
At March 31, 2025 and December 31, 2024, the estimated fair value of the Company’s notes payable was $3.1 billion, calculated by discounting the debt's remaining contractual cash flows at estimated current market rates at which similar loans could have been obtained at March 31, 2025 and December 31, 2024, respectively. The estimate of the current market rates, which is the most significant input in the discounted cash flow calculation, is intended to replicate debt of similar maturity and loan-to-value relationship. These fair value calculations are considered to be Level 2 under the guidelines as set forth in ASC 820, as the Company utilizes market rates for similar type loans from third party brokers.
For the three months ended March 31, 2025 and 2024, interest expense was recorded as follows ($ in thousands):

	Three Months Ended March 31,
	2025	2024
Total interest incurred	$39,157	$32,614
Interest capitalized	(2,383)	(3,706)
Total interest expense	$36,774	$28,908

7. DERIVATIVE FINANCIAL INSTRUMENTS
The Company has no outstanding derivative financial instruments as of March 31, 2025.
On April 19, 2023, the Company entered into a floating-to-fixed interest rate swap ("2023 Swap") with respect to $200 million principal amount of the $400 million 2022 Term Loan through the initial loan maturity date of March 3, 2025, fixing the underlying SOFR rate for this portion of the loan at 4.298%. On January 26, 2024, the Company entered into a floating-to-fixed interest rate swap ("2024 Swap") with respect to the remaining $200 million of the $400 million 2022 Term Loan through the initial maturity date of March 3, 2025, fixing the underlying SOFR rate for this portion of the loan at 4.6675%. These swaps effectively fix the underlying SOFR rate at a weighted average of 4.483% for the entire $400 million principal amount through the initial maturity date. The 2023 and 2024 Swaps expired upon their March 3, 2025 maturity. As of December 31, 2024, the fair values of the 2023 Swap and 2024 Swap on the 2022 Term Loan resulted in a $10,000 asset and a $115,000 liability, respectively.
On September 27, 2022, the Company entered into a floating-to-fixed interest rate swap ("2022 Swap") with respect to the $350 million 2021 Term Loan through the initial loan maturity date of August 30, 2024. This swap effectively fixed the underlying SOFR rate at 4.234%. The 2022 Swap expired upon its August 30, 2024 maturity.
The Company's objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Such derivatives were used to hedge the variable cash flows associated with the 2021 and 2022 Term Loans (referred to herein as "cash flow hedges").
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
The table below presents the effect of the Company's derivative financial instruments on the consolidated statements of operations for the three months ended March 31, 2025 and 2024 ($ in thousands):

	Three Months Ended March 31,
Cash Flow Hedges:	2025	2024
Amount of income recognized in accumulated other comprehensive income on interest rate derivatives	$11	$2,705
Amount of loss (income) reclassified from accumulated other comprehensive income into income as an increase (reduction) of interest expense	$94	$(1,710)
Total amount of interest expense presented in the consolidated statements of operations	$36,774	$28,908
Fair value of cash flow hedges is determined using observable inputs other than quoted prices in active markets, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. These inputs are considered Level 2 inputs in the fair value hierarchy and the Company engages a third-party expert to determine these inputs. These fair values are determined using the conventional industry methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts made between the Company and its counterparties to the cash flow hedges. These variable cash receipts are based on the expectation of future interest rates which are derived from observed market interest rate curves. In addition, any credit valuation adjustments are considered in the fair values to account for potential nonperformance risk to the extent they would be significant inputs to the calculation. For the periods presented, credit valuation adjustments were not considered to be significant inputs.

8. OTHER LIABILITIES
Other liabilities on the consolidated balance sheets as of March 31, 2025 and December 31, 2024 included the following ($ in thousands):

	2025	2024
Ground lease liability	$50,056	$50,003
Prepaid rent	40,703	41,949
Security deposits	17,189	17,043
Other liabilities	2,034	1,717
	$109,982	$110,712
9. COMMITMENTS AND CONTINGENCIES
Commitments
As a lessor, the Company had $96.0 million in future obligations under leases to fund tenant improvements and other future construction obligations at March 31, 2025. Additionally, the Company had $5.4 million of future funding commitments related to investments in real estate debt at March 31, 2025 as discussed in note 2.
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
10.    STOCKHOLDERS' EQUITY
In 2021, the Company entered into an Equity Distribution Agreement ("EDA") with six financial institutions known as an at-the-market stock offering program ("ATM Program"), under which the Company may offer and sell shares of its common stock from time to time in "at-the-market" offerings with an aggregate gross sales price of up to $500 million. In connection with the ATM Program, Cousins may, at its discretion, enter into forward equity sale agreements. The use of a forward equity sale agreement ("Forward Sales") would allow the Company to lock in a share price on the sale of shares of its common stock at the time the agreement is executed but defer receiving the proceeds from the sale of shares until a later date, allowing the Company to better align such funding with its capital needs. Sales of shares of Cousins' stock through its banking relationships, if any, are made in amounts and at times to be determined by Cousins from time to time, but the Company has no obligation to sell any of the shares in the offering and may suspend sales in connection with the offering at any time. Sales of Cousins' common stock under Forward Sales, if undertaken, meet the derivatives and hedging guidance scope exception as the contracts are related to the Company's own stock. In 2024, the Company filed a Form S-3 to renew the registration of its authorized shares. In conjunction with that Form S-3 filing, the Company entered into a Second Amendment to allow for the continued issuance of shares under this ATM Program.
During the three months ended March 31, 2025, the Company sold 2.1 million shares under Forward Sales contracts at an average price of $30.43 per share. These Forward Sales contracts have an initial maturity date of December 31, 2025, which can be extended by mutual agreement of each party. The future settlement proceeds, net of $649,000 of commissions, will be $64.2 million. Prior to the Forward Sales executed during the three months ended March 31, 2025, the Company had issued 2.6 million shares under the ATM Program and generated cash proceeds of $101.4 million, net of $1.1 million of commissions to be paid with respect to such Forward Sales, $1.7 million of dividends owed during the period the Forward Sales were outstanding, and $900,000 of other transaction related costs.
To the extent, prior to settlement, shares sold under Forward Sales were potentially dilutive during the period under the treasury stock method, the impact of such dilution is disclosed in the calculation included in note 13. The Company did not issue any shares under the ATM Program during the three months ended March 31, 2025 and did not have any outstanding Forward Sales contracts as of December 31, 2024.
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
For the three months ended March 31, 2025, the Company recognized rental property revenues of $243.0 million, of which $69.0 million represented variable rental revenue. For the three months ended March 31, 2024, the Company recognized rental property revenues of $208.8 million, of which $60.7 million represented variable rental revenue.
For the three months ended March 31, 2025, the Company recognized fee and other revenue of $7.3 million. Included in 2025 other revenue is interest income from investments in real estate debt (see note 2) and the proceeds from the sale of the Company's SVB bankruptcy claim discussed below. For the three months ended March 31, 2024, the Company recognized fee and other revenue of $423,000.
The Company had a lease with SVB Financial Group ("SVB Financial") at its Hayden Ferry 1 property in Phoenix, Arizona. SVB Financial’s primary subsidiary, Silicon Valley Bank ("SVB"), was placed in receivership by the Federal Deposit Insurance Corporation ("FDIC") on March 10, 2023. On March 17, 2023, SVB Financial filed a voluntary petition for a court-supervised reorganization under Chapter 11 of the US Bankruptcy Code. On March 27, 2023, First Citizen's BancShares, Inc. ("FCB") announced it had purchased SVB Financial's subsidiary, SVB, the primary user of the leased space. In June 2023, the Bankruptcy court approved SVB Financial's request for an order rejecting the lease, with an effective date no later than September 30, 2023. In June 2023, the Company recorded a reduction of revenue of $1.6 million related to the write-down of net assets associated with this lease at the time that the collection of rents for the term of the lease no longer remained probable. In February 2025, the Company sold its bankruptcy claim, related primarily to the lease rejection, to a third party for $4.6 million in cash, which is included in other revenue in the Company's consolidated statement of operations for the three months ended March 31, 2025. The Company has no additional claims under these bankruptcy proceedings as of March 31, 2025.
12. STOCK-BASED COMPENSATION
The Company currently has several types of employee stock-based compensation — restricted stock, restricted stock units ("RSUs"), issued under the Cousins Properties Incorporated 2019 Omnibus Incentive Stock Plan (the "2019 Plan"), and the Employee Stock Purchase Plan ("ESPP"). While the Company's 2019 Plan also allows for the issuance of stock options, none had been issued or exercised or were outstanding as of or during any of the periods presented. A portion of the Company's independent directors' compensation is also provided in the form of company stock issued under the 2019 Plan.

The Company's compensation expense for the three months ended March 31, 2025 relates to restricted stock, stock-settled RSUs, and the ESPP. Restricted stock and the stock-settled RSUs are equity-classified awards for which compensation expense per share is fixed. For the three months ended March 31, 2025 and 2024, stock-based compensation expense, net of forfeitures, was recorded as follows ($ in thousands):

	Three Months Ended March 31,
	2025	2024
Equity-classified awards:
Restricted stock	$1,130	$971
Market-based RSUs	3,459	2,342
Performance-based RSUs	987	573
Director grants	391	408
Employee Stock Purchase Plan	27	24
Total equity-classified award expense, net of forfeitures	$5,994	$4,318

Information on the Company's stock compensation plan, including information on the Company's equity-classified awards is discussed in note 15 of the notes to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.
Grants of Equity-Classified Awards
Under the 2019 Plan, in 2025 and 2024, the Company granted three types of equity-classified awards to key employees under the 2019 Plan: (1) RSUs based on the Total Stockholder Return ("TSR") of the Company, as defined in the award documents, relative to that of office peers included in the Nareit Office Index (the "Market-based RSUs"), (2) RSUs based on the ratio of cumulative funds from operations per share to targeted cumulative funds from operations per share (the “Performance-based RSUs”), and (3) restricted stock.
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
The following table summarizes the grants of equity-classified awards made to employees by the Company during the three months ended March 31, 2025 and 2024, respectively, (in thousands):

	Shares and Targeted Units Granted in
	2025	2024
Market-based RSUs	178	205
Performance-based RSUs	76	88
Restricted stock	177	203

The Monte Carlo valuation used to determine the grant date fair value of the equity-classified Market-based RSUs included the following assumptions for those RSUs granted in the first quarter of 2025 and 2024:

		Assumptions for RSUs Granted in
		2025	2024
Volatility	(1)	31.3%	30.5%
Risk-free rate	(2)	4.26%	4.43%
Stock beta	(3)	0.88%	0.96%
(1) Based on historical volatility over three years using daily stock price.
(2) Reflects the yield on three-year Treasury bonds.
(3) Betas are calculated with up to three years of daily stock price data.
13. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2025 and 2024 ($ in thousands, except per share amounts):

	Three Months Ended March 31,
	2025	2024
Earnings per common share - basic:
Numerator:
Net income	$21,093	$13,451
Net income attributable to noncontrolling interests in CPLP from continuing operations	(3)	(2)
Net income attributable to other noncontrolling interests	(193)	(161)
Net income available to common stockholders	$20,897	$13,288

Denominator:
Weighted average common shares - basic	167,809	151,945
Net income per common share - basic	$0.12	$0.09

Earnings per common share - diluted:
Numerator:
Net income	$21,093	$13,451
Net income attributable to other noncontrolling interests	(193)	(161)
Net income available for common stockholders before allocation of net income attributable to noncontrolling interests in CPLP	$20,900	$13,290

Denominator:
Weighted average common shares - basic	167,809	151,945
Add:
Potential dilutive common shares - restricted stock units, less shares assumed purchased at market price	759	415
Weighted average units of CPLP convertible into common shares	25	25
Weighted average common shares - diluted	168,593	152,385
Net income per common share - diluted	$0.12	$0.09

The treasury stock method resulted in no dilution from shares expected to be issued under the ESPP or forward contracts for the future sales of common stock under the Company's ATM Program during the respective periods presented.

14. CONSOLIDATED STATEMENTS OF CASH FLOWS - SUPPLEMENTAL INFORMATION
Supplemental information related to the cash flows, including significant non-cash activity affecting the consolidated statements of cash flows, for the three months ended March 31, 2025 and 2024 is as follows ($ in thousands):

	2025	2024
Interest paid, net of amounts capitalized	$33,166	$37,331
Income taxes paid	—	—
Non-Cash Investing and Financing Activities:
Common stock dividends declared and accrued	55,084	48,653
Tenant improvements funded by tenants	27,283	66,427
Change in real estate included in accounts payable and accrued expenses	9,262	(27,417)
Retirement of treasury stock	—	145,696

15. REPORTABLE SEGMENTS
The Company's segments are based on the method of internal reporting with operating segments being each of the operating office properties. These operating segments are aggregated for reporting by geographical area, with these geographical regions being: Austin, Atlanta, Charlotte, Dallas, Phoenix, Tampa, and other markets. Included in other markets for the periods presented are properties located in Houston and Nashville.
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
Segment net income, individually significant components of rental property operating expenses, amount of capital expenditures, and total assets are not presented in this note because the CODM does not utilize these measures when analyzing segments or when making resource allocation decisions. The below presentation has been recast for all years presented to comply with updates to ASC 280 required by Accounting Standards Update 2023-07 "ASU 2023-07," "Segment Reporting" issued by the Financial Accounting Standards Board in November 2023. Information on the Company's segments along with a reconciliation of NOI to net income for the three months ended March 31, 2025 and 2024 are as follows ($ in thousands):

Three Months Ended March 31, 2025	Rental Property Revenues	Rental Property Operating Expenses	NOI

Austin	$87,137	$27,299	$59,838
Atlanta	81,610	29,539	52,071
Charlotte	22,419	5,586	16,833
Tampa	20,559	7,383	13,176
Phoenix	16,025	3,933	12,092
Dallas	4,556	940	3,616
Other	9,423	3,220	6,203
Segment Totals	$241,729	$77,900	$163,829

Other Non - Office Properties	2,966	1,567	1,399
Portfolio Totals	$244,695	$79,467	$165,228

Less: Company's share from unconsolidated joint ventures	$(4,534)	$(2,311)
Termination Fees	2,866	—

Consolidated Totals	$243,027	$77,156

Three Months Ended March 31, 2024	Rental Property Revenues	Rental Property Operating Expenses	NOI

Atlanta	$76,439	$27,281	$49,158
Austin	71,005	25,235	45,770
Tampa	19,331	7,386	11,945
Phoenix	14,602	3,491	11,111
Charlotte	14,383	4,018	10,365
Dallas	4,440	981	3,459
Other	8,293	2,797	5,496
Segment Totals	$208,493	$71,189	$137,304

Other Non - Office Properties	$2,123	$802	$1,321

Portfolio Totals	$210,616	$71,991	$138,625

Less: Company's share from unconsolidated joint ventures	$(2,268)	$(916)
Termination Fees	470	—

Consolidated Totals	$208,818	$71,075

The following reconciles Net Operating Income from net income for each of the periods presented ($ in thousands):

	Three Months Ended March 31,
	2025	2024
Net Income	$21,093	$13,451
Fee income	(496)	(379)
Termination fee income	(2,866)	(470)
Other income	(6,805)	(44)
General and administrative expenses	10,709	9,214
Interest expense	36,774	28,908
Depreciation and amortization	102,114	86,230
Reimbursed expenses	177	140
Other expenses	422	672
Loss (income) from unconsolidated joint ventures	1,883	(348)
Net operating income from unconsolidated joint ventures	2,223	1,352
Gain on investment property transactions	—	(101)
Net Operating Income	$165,228	$138,625

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
Overview of 2025 Performance and Company and Industry Trends
Cousins Properties Incorporated ("Cousins") (and collectively, with its subsidiaries, the "Company," "we," "our," or "us") is a publicly traded (NYSE: CUZ), self-administered, and self-managed real estate investment trust, or REIT. Cousins conducts substantially all of its business through Cousins Properties LP ("CPLP"). Cousins owns in excess of 99% of CPLP and consolidates CPLP. CPLP owns Cousins TRS Services LLC, a taxable entity that owns and manages its own real estate portfolio and performs certain real estate related services for other parties. Our strategy is to create value for our stockholders through ownership of the premier urban office portfolio in the Sun Belt markets, with a particular focus on Austin, Atlanta, Charlotte, Tampa, Phoenix, Dallas, and Nashville. This strategy is based on a disciplined approach to capital allocation that includes opportunistic acquisitions, selective developments, and timely dispositions of non-core assets with a goal of maintaining a portfolio of newer and more efficient properties with lower capital expenditure requirements. This strategy is also based on a simple, flexible, and low-leveraged balance sheet that allows us to pursue compelling growth opportunities at the most advantageous points in the cycle. To implement this strategy, we leverage our strong local operating platforms within each of our major markets.
During the quarter, we leased 539,000 square feet of office space. Straight-line basis net rent per square foot increased 18.3% for those office spaces that were under lease within the past year. Same property net operating income (defined below) for consolidated properties and our share of unconsolidated properties increased 4.0% between the three months ended March 31, 2025 and 2024.
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
Results of Operations For The Three Months Ended March 31, 2025
General
Net income available to common stockholders for the three months ended March 31, 2025 was $20.9 million. We detail below material changes in the components of net income available to common stockholders for the three months ended March 31, 2025 compared to 2024.
Rental Property Revenue, Rental Property Operating Expenses, and Net Operating Income
The following results include the performance of our Same Property portfolio. Our Same Property portfolio includes office properties that were stabilized and owned by us for the entirety of each comparable reporting period presented. Same Property amounts for the 2025 versus 2024 comparison are from properties that were stabilized and owned as of January 1, 2024 through March 31, 2025.
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

The following table reconciles net income to consolidated NOI for each of the periods presented ($ in thousands):

	Three Months Ended March 31,
	2025	2024
Net Income	$21,093	$13,451
Fee income	(496)	(379)
Termination fee income	(2,866)	(470)
Other income	(6,805)	(44)
General and administrative expenses	10,709	9,214
Interest expense	36,774	28,908
Depreciation and amortization	102,114	86,230
Reimbursed expenses	177	140
Other expenses	422	672
Loss (income) from unconsolidated joint ventures	1,883	(348)
Gain on investment property transactions	—	(101)
Net Operating Income	$163,005	$137,273
Consolidated rental property revenues, rental property operating expenses, and NOI changed between the 2025 and 2024 periods as follows ($ in thousands):

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Rental Property Revenues
Same Property	$208,982	$203,788	$5,194	2.5%
Non-Same Property	31,179	4,560	26,619	583.8%
	240,161	208,348	31,813	15.3%

Termination fee income	2,866	470	2,396
Total Rental Property Revenues	$243,027	$208,818	$34,209

Rental Property Operating Expenses
Same Property	$69,464	$69,684	$(220)	(0.3)%
Non-Same Property	7,692	1,391	6,301	453.0%
Total Rental Property Operating Expenses	$77,156	$71,075	$6,081	8.6%

Net Operating Income
Same Property NOI	$139,518	$134,104	$5,414	4.0%
Non-Same Property NOI	23,487	3,169	20,318	641.1%
Total NOI	$163,005	$137,273	$25,732	18.7%
Same Property NOI represents Net Operating Income for those office properties that were stabilized and owned by us for the entirety of the 2025 and 2024 reporting periods presented. Same Property NOI allows analysts, investors, and management to analyze continuing operations and evaluate the growth trend of the Company's portfolio.
Same Property Rental Property Revenues and NOI increased for the three months ended March 31, 2025 compared to the same period in the prior year primarily due to an increase in economic occupancy at our Promenade Tower, Buckhead Plaza, and Tempe Gateway office properties and increases in revenues recognized from tenant funded improvements owned by us. In addition, parking revenue from our Same Property portfolio increased for the three months ended March 31, 2025 compared to the same period in the prior year.
Non-Same Property Rental Property Revenues, operating expenses, and NOI increased for the three months ended March 31, 2025 compared to the same period in the prior year primarily due to the acquisitions of our Vantage South End and Sail Tower office properties in December 2024.
Termination fee income increased for the three months ended March 31, 2025 compared to the same period in the prior year and is recorded based on the timing of termination notices, negotiated agreements, and expected move outs.

The following table details consolidated NOI from properties aggregated by market ($ in thousands):

	Three Months Ended March 31,
Market	2025	2024	$ Change	% Change
Austin	$59,838	$45,770	$14,068	30.7%
Atlanta	50,518	47,975	2,543	5.3%
Charlotte	16,832	10,366	6,466	62.4%
Tampa	13,176	11,945	1,231	10.3%
Phoenix	12,093	11,111	982	8.8%
Dallas	3,616	3,459	157	4.5%
Other (1)	5,685	5,579	106	1.9%
Office NOI	161,758	136,205	25,553	18.8%
Other Non-Office (2)	1,247	1,068	179
Total NOI	$163,005	$137,273	$25,732

(1) Represents a non-core office property in Houston.
(2) Includes operations at land sites held for future development as well as a parking garage in Charlotte.
NOI for the Austin market increased $14.1 million, or 30.7%, between the three month periods ended March 31, 2025 and 2024 primarily due to the acquisition of Sail Tower in December 2024. NOI from the Charlotte market increased $6.5 million, or 62.4%, between the three month periods ended March 31, 2025 and 2024 primarily due to the acquisition of Vantage South End in December 2024.
Other Income
Other income increased $6.8 million between the three months ended March 31, 2025 and 2024 primarily due to the sale of our Silicon Valley Bank ("SVB") bankruptcy claim in the first quarter of 2025 and interest income from the two mezzanine loans acquired in the second quarter of 2024 and the Saint Ann Court mortgage loan acquired in the fourth quarter of 2024. These transactions are described in further detail in note 2 and note 11 to the consolidated financial statements in this Form 10-Q.
General and Administrative Expenses
General and administrative expenses increased $1.5 million, or 16.2%, between the three months ended March 31, 2025 and 2024, primarily due to increases in stock compensation expense.
Interest Expense
Interest expense, net of amounts capitalized, increased $7.9 million, or 27.2% between the three months ended March 31, 2025, and 2024, primarily due to the issuances of the $500 million and $400 million public unsecured senior notes in August and December of 2024, respectively.
Depreciation and Amortization
Depreciation and amortization changed between the 2025 and 2024 periods as follows ($ in thousands):

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Depreciation and Amortization
Same Property	$84,939	$79,351	$5,588	7.0%
Non-Same Property	17,057	6,764	10,293	152.2%
Non-Real Estate Assets	118	115	3	2.6%
Total Depreciation and Amortization	$102,114	$86,230	$15,884	18.4%

Same Property depreciation and amortization increased between the three months ended March 31, 2025 and 2024, primarily due to an increase of assets in service during the current period.

Non-Same Property depreciation and amortization increased between the three months ended March 31, 2025 and 2024, primarily due to the acquisitions of Sail Tower and Vantage South End in December 2024 and the completion of development at Domain 9, and changes in the estimated useful lives of buildings and improvements at some of our operating properties.
Income and Net Operating Income from Unconsolidated Joint Ventures
Income from unconsolidated joint ventures consisted of the Company's share of the following ($ in thousands):

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Income (loss) from unconsolidated joint ventures	$(1,883)	$348	$(2,231)	(641.1)%
Depreciation and amortization	2,212	459	1,753	381.9%
Interest expense	1,989	528	1,461	276.7%
Other expense	(79)	31	(110)	(354.8)%
Other income	(16)	(14)	(2)	14.3%
Net operating income from unconsolidated joint ventures	$2,223	$1,352	$871	64.4%

Net operating income:
Same Property	1,192	1,182	10	0.8%
Non-Same Property	1,031	170	861	506.5%
Net operating income from unconsolidated joint ventures	$2,223	$1,352	$871	64.4%
The change in income (loss) from unconsolidated joint ventures was driven by increases in unconsolidated depreciation and amortization as well as unconsolidated interest expense. Unconsolidated depreciation and amortization expense increased between the three months ended March 31, 2025 and 2024, primarily due to development activities winding down and initial operations beginning at our joint venture's Neuhoff property in the fourth quarter of 2023 and due to the acquisition of Proscenium in August 2024. Unconsolidated interest expense increased between the three months ended March 31, 2025 and 2024, primarily due to a reduction in capitalized interest at our Neuhoff joint venture as portions of its development project were completed in 2024.
Non-Same Property NOI from unconsolidated joint ventures increased between the three months ended March 31, 2025 and 2024, primarily due to acquisition of Proscenium in August 2024.
Funds From Operations
The table below shows Funds from Operations (“FFO”) and the related reconciliation from net income available to common stockholders. We calculate FFO as defined by the National Association of Real Estate Investment Trusts ("Nareit"), which is net income available to common stockholders (computed in accordance with GAAP), excluding extraordinary items, cumulative effect of change in accounting principle, and gains on sale or impairment losses on depreciable property, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures to reflect FFO on the same basis.
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

The reconciliation of net income to FFO is as follows for the three months ended March 31, 2025 and 2024 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2025			2024
	Dollars	Weighted Average Common Shares	Per Share Amount	Dollars	Weighted Average Common Shares	Per Share Amount
Net Income Available to Common Stockholders	$20,897	167,809	$0.12	$13,288	151,945	$0.09
Noncontrolling interest related to unitholders	3	25	—	2	25	—
Conversion of unvested restricted stock units	—	759	—	—	415	—

Net Income — Diluted	20,900	168,593	0.12	13,290	152,385	0.09
Depreciation and amortization of real estate assets:
Consolidated properties	101,996	—	0.61	86,116	—	0.56
Share of unconsolidated joint ventures	2,212	—	0.01	459	—	—
Partners' share of real estate depreciation	(274)	—	—	(268)	—	—
Gain on sale of depreciated properties:
Consolidated properties	—	—	—	(101)	—	—
Funds From Operations	$124,834	168,593	$0.74	$99,496	152,385	$0.65

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
Our material capital expenditure commitments as of March 31, 2025 include $96.0 million of unfunded tenant improvements and construction costs. As of March 31, 2025, we had $38.7 million drawn under our credit facility with the ability to borrow the remaining $961.3 million, as well as $5.3 million of cash and cash equivalents. We expect to have sufficient liquidity to meet our obligations for the foreseeable future.
Other Debt Information
In addition to our $1 billion unsecured Credit Facility (with $38.7 million outstanding as of March 31, 2025), we also have unsecured debt from two public unsecured senior notes totaling $900 million, two term loans totaling $650 million, and five tranches of privately placed unsecured senior notes totaling $1 billion. Our existing consolidated mortgage debt is comprised of non-recourse, fixed-rate mortgage notes secured by various real estate assets. We expect to either refinance our non-recourse mortgage loans at maturity or repay the mortgage loans with other capital resources, including our credit facility, unsecured debt, non-recourse mortgages, construction loans, the sale of assets, joint venture equity, the issuance of common stock, the issuance of preferred stock, or the issuance of units of CPLP. Many of our non-recourse mortgages contain covenants that, if not satisfied, could result in acceleration of the maturity of the debt. We expect to either refinance the non-recourse mortgages at maturity or repay the mortgages with proceeds from asset sales, debt, or other capital resources. 87% of our consolidated debt bears interest at a fixed rate. The 13% of consolidated debt that bears interest at a floating rate is based on SOFR.
We are in compliance with all covenants of our existing unsecured and secured debt.
Future Capital Requirements
To meet capital requirements for future investment activities, we intend to actively manage our portfolio of properties and strategically sell assets to exit our non-core holdings and reposition our portfolio of income-producing assets. We also expect to continue to utilize cash retained from operations, as well as third-party sources of capital such as indebtedness, to fund future commitments and to utilize construction financing facilities for some development assets, if available and under appropriate terms. We may also generate capital through the issuance of securities that include common or preferred stock, warrants, debt securities, or the issuance of CPLP limited partnership units. The Company and CPLP have filed a registration statement on Form S-3 with the SEC registering, among other securities, debt securities of CPLP, which are fully and unconditionally guaranteed by the Company. Separate Consolidated Financial Statements of CPLP have not been presented in accordance with the amendments to Rule 3-10 of Regulation S-X. Furthermore, as permitted under Rule 13-01(a)(4)(vi), the Company has excluded the summarized financial information for CPLP as the assets, liabilities, and results of operations of the Company and CPLP are not materially different than the corresponding amounts presented in the Consolidated Financial Statements of the Company, and management believes such summarized financial information would be repetitive and not provide incremental value to investors.
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
Cash Flows
We report and analyze our cash flows based on operating activities, investing activities, and financing activities. The following table sets forth the changes in cash flows ($ in thousands):

	Three Months Ended March 31,
	2025	2024	Change
Net cash provided by operating activities	$44,758	$28,292	$16,466
Net cash provided by (used in) investing activities	87,116	(83,951)	171,067
Net cash provided by (used in) financing activities	(133,893)	55,064	(188,957)

The reasons for significant increases and decreases in cash flows between the periods are as follows:
Cash Flows from Operating Activities. Cash flows provided by operating activities increased $16.5 million between the 2025 and 2024 three month periods primarily due to increased economic occupancy and the end of rent abatement periods at our Promenade Central, Domain 9, and Buckhead Plaza office properties; and the acquisitions of our Vantage South End and Sail Tower office properties in December 2024.
Cash Flows from Investing Activities. Cash flows provided by investing activities for the three months ended March 31, 2025 were $87.1 million compared to cash flows used in investing activities of $84.0 million for the same period in 2024 primarily due to the repayment of investments in real estate debt by the borrowers of the Radius mezzanine loan and Saint Ann mortgage loan in the first quarter of 2025.
Cash Flows from Financing Activities. Cash flows used in financing activities for the three months ended March 31, 2025 were $133.9 million compared to cash flows provided by financing activities of $55.1 million for the same period in 2024 primarily due an increase in net repayments on our credit facility.

Capital Expenditures. We incur capital expenditures for the development of new properties, the redevelopment of existing or newly purchased properties, building improvements, direct leasing costs for new or replacement tenants, and capitalized interest and salaries. Components of expenditures included in this line item for the three months ended March 31, 2025 and 2024 are as follows ($ in thousands):

	Three Months Ended March 31,
	2025	2024
Projects under development (1)	$2,211	$13,350
Operating properties—redevelopment	7,985	10,884
Operating properties—building improvements	8,492	7,419
Operating properties—leasing costs	31,529	37,498
Capitalized interest and other	4,130	3,166
Total capital expenditures	$54,347	$72,317
(1) Includes initial leasing costs.

Capital expenditures decreased $18.0 million between the 2025 and 2024 three month periods primarily due to (i) decreases in spending for projects under development for core construction costs at Domain 9, which commenced its initial operations in first quarter 2024, and initial leasing costs for other properties we have developed, (ii) decreases in spending on leasing costs for operating properties compared to 2024 driven primarily by timing of payments, and (iii) decreases in spending on operating property redevelopments compared to 2024 as redevelopment activities at our Briarlake Plaza property were substantially complete in the third quarter of 2024. These decreases are partially offset by increased spending on operating property building improvements.

The amounts of tenant improvement and leasing costs for our office portfolio on a per square foot basis for the three months ended March 31, 2025 and 2024 are as follows:

	2025	2024
New leases	$15.45	$13.53
Renewal leases	$8.53	$7.54
Expansion leases	$13.21	$13.79

All signed leases	$10.81	$11.86

The amounts of tenant improvement and leasing costs on a per square foot basis vary by lease and by market.
Dividends. We paid common dividends of $54.6 million and $48.6 million in the three months ended March 31, 2025 and 2024, respectively. We expect to fund our future quarterly common dividends with cash provided by operating activities, also using proceeds from investment property sales, distributions from unconsolidated joint ventures, indebtedness, and proceeds from offerings of equity and other securities, if necessary.
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
Off Balance Sheet Arrangements
General. We have a number of off balance sheet joint ventures with varying structures, as described in note 6 of the notes to consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2024 and in note 3 of the notes to condensed consolidated financial statements. The joint ventures in which we have an interest are involved in the ownership, acquisition, and/or development of real estate. A venture will fund capital requirements or operational needs with cash from operations or financing proceeds, if possible. If additional capital is deemed necessary, a venture may request a contribution from the partners, and we will evaluate such request.
Debt. At March 31, 2025, our unconsolidated joint ventures had aggregate outstanding indebtedness to third parties of $366.7 million. These loans are generally mortgage or construction loans, which are non-recourse to us. In addition, in certain instances, we provide “non-recourse carve-out guarantees” on these non-recourse loans. Certain of these loans have variable interest rates, which creates exposure to the ventures in the form of market risk from interest rate changes.
Critical Accounting Policies
There have been no material changes in the critical accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes in the market risk associated with our notes payable at March 31, 2025 compared to that as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.
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
Item 1A. Risk Factors.
Risk factors that affect our business and financial results are discussed in Part I, "Item 1A. Risk Factors," of our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes in our risk factors from those previously disclosed in our Annual Report, except as set forth below. You should carefully consider the risks described herein and in our Annual Report, which could materially affect our business, financial condition, or future results. The risks described herein and in our Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.
Adverse U.S. and global economic conditions could have a negative effect on our business, results of operations and financial condition and liquidity.
A general slowdown in the U.S. or global economy, uncertainty and volatility in financial markets, efforts of governments to stimulate or stabilize the economy and other unfavorable changes in economic conditions, such as inflation, higher interest rates, tightening of the credit markets, recession or slowing growth, as well as an increase in trade tensions and related tariffs with U.S. trading partners, could negatively impact our business, financial condition and liquidity, and the business and operations of our tenants. Macroeconomic weakness and uncertainty may also make it more difficult to accurately forecast operating results and raise capital or refinance debt. Sustained uncertainty about, or worsening of, current global economic conditions and further tariffs and escalations of trade tensions between the U.S. and its trading partners and the decoupling of the global economies could result in an economic slowdown. Given this uncertainty, we cannot predict the impact, if any, of these conditions to our business.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
We did not make any sales of unregistered securities common shares during the first quarter of 2025.
The table below reflects purchases of common stock made during the three month period ended March 31, 2025.

Period	Total Number of Shares of Stock Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased Under Announced Programs	Approximate Dollar value of Shares That May Yet be Purchased Under Announced Programs
February 1 - 28, 2025	63,402	$30.06	—	$—
March 1 - 31, 2025	51	30.33	—	—
Total	63,453	$30.06	—	$—

(1) Represents shares of common stock remitted to the Company to satisfy tax withholding requirements related to the vesting of restricted stock awards.
(2) The value of the shares of common stock is based on the closing price of the Company's common stock on the applicable withholding date.
Item 5.    Other Information.
Results of 2025 Annual Meeting of Stockholders
On April 29, 2025, the Company held its annual meeting of stockholders. Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended. The following matters were submitted to a vote of the stockholders:
Proposal 1 - the votes regarding the election of nine directors for a term expiring in 2026 were as follows:

Name	For	Against	Abstentions	Broker Non-Votes
Charles T. Cannada	144,985,896	1,966,267	138,055	4,774,850
Robert M. Chapman	145,336,804	1,616,201	137,213	4,774,850
M. Colin Connolly	146,141,580	810,225	138,413	4,774,850
Scott W. Fordham	144,946,549	2,004,074	139,595	4,774,850
Susan L. Givens	146,898,769	41,757	149,692	4,774,850
R. Kent Griffin, Jr.	143,860,298	3,092,821	137,099	4,774,850
Donna W. Hyland	145,284,174	1,657,055	148,989	4,774,850
Dionne Nelson	145,983,870	949,425	156,923	4,774,850
R. Dary Stone	144,182,833	2,767,312	140,073	4,774,850

Proposal 2 - the advisory votes on executive compensation, often referred to as "say on pay," were as follows:

For	Against	Abstentions	Broker Non-Votes
132,558,246	14,370,908	161,064	4,774,850

Proposal 3 - the votes to ratify the appointment of Deloitte & Touche LLP as the Company's independent registered public accountant firm for the fiscal year ending December 31, 2025 were as follows:

For	Against	Abstentions
142,643,762	9,097,664	123,642
Compensatory Arrangements of Certain Officers

On April 28, 2025, the Compensation and Human Capital Committee of the Board of Directors of the Company has adopted an executive severance plan, the Cousins Properties Incorporated Executive Severance Plan (the “Executive Severance Plan”), effective April 28, 2025.

The Executive Severance Plan will initially cover the following executive officers of the Company: (i) M. Colin Connolly, President & Chief Executive Officer; (ii) Gregg D. Adzema, Executive Vice President & Chief Financial Officer; (iii) J. Kennedy Hicks, Executive Vice President, Chief Investment Officer & Managing Director – Atlanta; (iv) Richard G. Hickson, Executive Vice President – Operations; (v) John S. McColl, Executive Vice President – Development; (vi) Pamela F. Roper, Executive Vice President, General Counsel & Corporate Secretary; and (vii) Jeff D. Symes, Senior Vice President & Chief Accounting Officer.

In connection with the adoption of the Executive Severance Plan, all the foregoing executive officers with existing change in control severance agreements have agreed to terminate their change in control severance agreements.

Under the Executive Severance Plan, participants will receive severance benefits following a termination without “cause” or for “good reason.”

In the event that any participant’s employment is terminated without cause or for good reason not in connection with a “change in control”, such participant shall receive:

•a cash amount equal to the applicable severance multiplier (for the Chief Executive Officer, 2x, and for an executive officer who is not the Chief Executive Officer, 1x) multiplied by the sum of the participant’s annual base salary and three-year average bonus;
•a pro-rated portion of the participant’s target annual bonus for the fiscal year in which the termination occurs;
•a cash payment equal to twelve months of the participant’s full monthly premium charged for coverage under the Company’s group medical plan multiplied by the applicable severance multiplier and multiplied by 170%;
•full vesting of time-based equity awards; and
•continued vesting of performance-based equity awards based on actual performance through the end of the performance period if the participant has 3 or more years of continuous service with the Company and prorated vesting of performance-based equity awards based on actual performance through the end of the performance period if the participant has less than 3 years of continuous service with the Company.

In the event that any participant’s employment is terminated without cause or for good reason within 60 days prior to or two years after a change in control, such participant shall receive the same severance benefits as listed above, except:

•the applicable severance multiplier is 3x for the Chief Executive Officer, and 2x for an executive officer who is not the Chief Executive Officer;
•the pro-rated portion of the participant’s target annual bonus is the greater of the participant’s target annual bonus: (a) for the fiscal year in which the termination occurs, or (b) as in effect immediately prior to the two-year period following the change in control; and
•performance-based equity awards will be converted to time-based equity awards based on the greater of target or actual performance as of the change in control and fully vested on a termination without cause or for good reason (i.e. no single trigger vesting).

Under the terms of the participation agreements signed by each of the executive officers subject to the Executive Severance Plan, the executive officers have agreed to customary restrictive covenants, including a non-solicitation of certain Company customers during the executive officer’s employment and for one-year after the executive officer’s termination. In addition, the foregoing severance benefits are subject to a participant timely executing a release of claims, which releases all claims against the Company and other parties, subject to customary exceptions, and includes customary restrictive covenants, including a one-year non-compete. The Company has reserved the right amend, modify, terminate or discontinue the Executive Severance Plan subject to certain limitations.

The foregoing description of the Executive Severance Plan in this Item 5 is qualified in its entirety by reference to the full text of the Executive Severance Plan, a copy of which is attached hereto as Exhibit 10.1 and incorporated herein by reference.

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

3.2		Bylaws of the Registrant, as amended and restated December 4, 2012, filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on December 7, 2012, and incorporated herein by reference.

3.2.2		Bylaws of the Registrant, as amended and restated July 25, 2023, filed as Exhibit 3.2.2 to the Registrant's Form 10-Q for the quarter ended June 30, 2023, and incorporated herein by reference.

10.1	†	Cousins Properties Incorporated Executive Severance Plan, effective April 28, 2025.

22		Subsidiary Issuer of Guaranteed Securities, filed as Exhibit 22 to the Annual Report on Form 10-K on February 6, 2025, and incorporated herein by reference.

31.1	†	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	†	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	†	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	†	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	†	The following financial information for the Registrant, formatted in inline XBRL (Extensible Business Reporting Language): (i) the consolidated balance sheets, (ii) the consolidated statements of operations, (iii) the consolidated statements of equity, (iv) the consolidated statements of cash flows, and (v) the notes to condensed consolidated financial statements.

104	†	Cover page interactive data file (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibit 101).

†	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

COUSINS PROPERTIES INCORPORATED
/s/ Gregg D. Adzema
Gregg D. Adzema
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)
Date: May 1, 2025