Form 10-Q
period 2025-06-30
COUSINS PROPERTIES INC
filed 2025-07-31
CIK 25232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 24, 2025
Common Stock, $1 par value per share	167,967,656 shares

FORWARD-LOOKING STATEMENTS

Certain matters contained in this report are “forward-looking statements” within the meaning of the federal securities laws and are subject to uncertainties and risks, as itemized in Item 1A included in the Annual Report on Form 10-K for the year ended December 31, 2024, and as itemized herein. These forward-looking statements include information about possible or assumed future results of the business and our financial condition, liquidity, results of operations, plans, and objectives. Examples of forward-looking statements in this Quarterly Report on Form 10-Q include the Company’s business and financial strategy; objectives of management; future debt financings; future acquisitions and dispositions of operating assets, joint venture interests, and land; future acquisitions of investments in real estate debt; future development and redevelopment opportunities; future issuances of common stock, limited partnership units, or preferred stock; future distributions; projected capital expenditures; market and industry trends; future occupancy or volume and velocity of leasing activity; entry into new markets or changes in existing market concentrations; future changes in interest rates and liquidity of capital markets; and all statements that address operating performance, events, investments, or developments that we expect or anticipate will occur in the future.

Any forward-looking statements are based upon management's beliefs, assumptions, and expectations of our future performance, taking into account information that is currently available. These beliefs, assumptions, and expectations may change as a result of possible events or factors, not all of which are known. If a change occurs, our business, financial condition, liquidity, and results of operations may vary materially from those expressed in forward-looking statements. Actual results may vary from forward-looking statements due to, but not limited to, the following: the risks and uncertainties related to the impact of changes in general economic and capital market conditions (on an international or national basis or within the markets in which we operate), including changes in inflation, changes in interest rates, supply chain disruptions, labor market disruptions (including changes in unemployment), dislocation and volatility in capital markets, and potential longer-term changes in consumer and customer behavior resulting from the severity and duration of any downturn, adverse conditions or uncertainty in the U.S. or global economy; risks affecting the real estate industry (including, without limitation, the inability to enter into or renew leases on favorable terms (and on anticipated schedules); any adverse change in the financial condition or liquidity of one or more of our tenants or borrowers under our real estate debt investments; changes in customer preferences regarding space utilization; changes in customers’ financial condition; the availability, cost, and adequacy of insurance coverage; competition from other developers, investors, owners, and operators of real estate; the failure to achieve anticipated benefits from intended or completed acquisitions, developments, investments, or dispositions; the cost and availability of financing, the effectiveness of any interest rate hedging contracts, and any failure to comply with debt covenants under credit agreements; the effect of common stock, debt, or operating partnership unit issuances; threatened terrorist attacks or sociopolitical unrest such as political instability, civil unrest, armed hostilities, or political activism and the potential impact of the same upon our day-to-day building operations; the immediate and long-term impact of the outbreak of a highly infectious or contagious disease on our and our customers’ financial condition; risks associated with security breaches through cyberattacks, cyber intrusions, or otherwise; changes in senior management, the Board of Directors, or key personnel; the potential liability for existing or future environmental or other applicable regulatory requirements, including the requirements to qualify for taxation as a real estate investment trust; the financial condition and liquidity of, or disputes with, joint venture partners; material changes in dividend rates on common shares or other securities or the ability to pay those dividends; the impact of changes to applicable laws, including the tax laws impacting REITs and the passage of the One Big Beautiful Bill Act, and the impact of newly adopted accounting principles on our accounting policies and on period to period comparison of financial results; risks associated with climate change and severe weather events; and those additional risks and factors discussed in reports filed with the Securities and Exchange Commission ("SEC") by the Company.

These forward-looking statements are not exhaustive, speak only as of the date of issuance of this report and are not guarantees of future results, performance, or achievements. The Annual Report on Form 10-K for the year ended December 31, 2024, including Part 1, Item 1A. Risk Factors, and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, including Part II, Item 1A, Risk Factors, include additional factors that could adversely affect our business and financial performance. The Company does not undertake a duty to update or revise any forward-looking statement, whether as a result of new information, future events, or other matters, except as otherwise required by law.

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2025	December 31, 2024
	(unaudited)
Assets:
Real estate assets:
Operating properties, net of accumulated depreciation of $1,778,668 and $1,627,251 in 2025 and 2024, respectively	$7,747,297	$7,785,597
Land	154,725	154,726
	7,902,022	7,940,323

Cash and cash equivalents	416,840	7,349
Investments in real estate debt, at fair value	17,014	167,219
Accounts receivable	10,800	11,491
Deferred rents receivable	255,119	232,078
Investment in unconsolidated joint ventures	192,420	185,478
Intangible assets, net	159,156	171,989
Other assets, net	98,492	86,219
Total assets	$9,051,863	$8,802,146
Liabilities:
Notes payable	$3,476,761	$3,095,666
Accounts payable and accrued expenses	278,212	337,248
Deferred income	288,391	277,132
Intangible liabilities, net	104,223	111,221
Other liabilities	103,123	110,712
Total liabilities	4,250,710	3,931,979
Commitments and contingencies
Equity:
Stockholders' investment:
Common stock, $1 par value per share, 300,000,000 shares authorized, 167,967,656 and 167,660,480 issued and outstanding in 2025 and 2024, respectively	167,968	167,660
Additional paid-in capital	5,965,497	5,959,670
Distributions in excess of cumulative net income	(1,355,394)	(1,280,547)
Accumulated other comprehensive loss	—	(105)
Total stockholders' investment	4,778,071	4,846,678
Nonredeemable noncontrolling interests	23,082	23,489
Total equity	4,801,153	4,870,167
Total liabilities and equity	$9,051,863	$8,802,146

See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenues:
Rental property revenues	$237,715	$211,474	$480,742	$420,292
Fee income	494	406	990	785
Other	1,919	1,098	8,724	1,142
	240,128	212,978	490,456	422,219
Expenses:
Rental property operating expenses	74,179	70,634	151,335	141,709
Reimbursed expenses	119	151	296	291
General and administrative expenses	9,738	8,907	20,447	18,121
Interest expense	38,514	29,743	75,288	58,651
Depreciation and amortization	100,890	95,415	203,004	181,645
Other	443	603	865	1,275
	223,883	205,453	451,235	401,692

Income (loss) from unconsolidated joint ventures	(1,587)	439	(3,470)	787
Gain (loss) on investment property transactions	—	(3)	—	98
Net income	14,658	7,961	35,751	21,412
Net income attributable to noncontrolling interests	(175)	(121)	(371)	(284)
Net income available to common stockholders	$14,483	$7,840	$35,380	$21,128

Net income per common share — basic and diluted	$0.09	$0.05	$0.21	$0.14
Weighted average common shares — basic	167,930	152,095	167,870	152,020
Weighted average common shares — diluted	168,765	152,614	168,679	152,500

See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited; in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Comprehensive Income:
Net income available to common stockholders	$14,483	$7,840	$35,380	$21,128
Other comprehensive income (loss):
Unrealized gain on cash flow hedges	—	1,383	11	4,088
Amortization of cash flow hedges	—	(1,803)	94	(3,513)
Total other comprehensive income (loss)	—	(420)	105	575
Total comprehensive income	$14,483	$7,420	$35,485	$21,703

See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited; in thousands except per share amounts)

Three Months Ended June 30, 2025
	Common Stock	Additional Paid-In Capital	Distributions in Excess of Net Income	Stockholders' Investment	Nonredeemable Noncontrolling Interests	Total Equity
Balance March 31, 2025	$167,908	$5,960,578	$(1,314,734)	$4,813,752	$23,321	$4,837,073
Net income	—	—	14,483	14,483	175	14,658
Common stock issued pursuant to stock-based compensation, net of tax withholding	62	1,629	—	1,691	—	1,691
Amortization of stock-based compensation, net of forfeitures	(2)	3,290	—	3,288	—	3,288
Distributions to noncontrolling interests	—	—	—	—	(414)	(414)
Common dividends ($0.32 per share)	—	—	(55,143)	(55,143)	—	(55,143)
Balance June 30, 2025	$167,968	$5,965,497	$(1,355,394)	$4,778,071	$23,082	$4,801,153

Three Months Ended June 30, 2024
	Common Stock	Additional Paid-In Capital	Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Investment	Nonredeemable Noncontrolling Interests	Total Equity
Balance March 31, 2024	$152,072	$5,496,371	$(1,160,759)	$3,187	$4,490,871	$24,089	$4,514,960
Net income	—	—	7,840	—	7,840	121	7,961
Other comprehensive income	—	—	—	(420)	(420)	—	(420)
Common stock issued pursuant to stock-based compensation, net of tax withholding	68	1,496	—	—	1,564	—	1,564
Amortization of stock-based compensation, net of forfeitures	—	3,070	—	—	3,070	—	3,070
Contributions from noncontrolling interests	—	—	—	—	—	22	22
Distributions to noncontrolling interests	—	—	—	—	—	(350)	(350)
Common dividends ($0.32 per share)	—	—	(49,303)	—	(49,303)	—	(49,303)
Balance June 30, 2024	$152,140	$5,500,937	$(1,202,222)	$2,767	$4,453,622	$23,882	$4,477,504

Six Months Ended June 30, 2025
	Common Stock	Additional Paid-In Capital	Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Stockholders' Investment	Nonredeemable Noncontrolling Interests	Total Equity
Balance December 31, 2024	$167,660	$5,959,670	$(1,280,547)	$(105)	$4,846,678	$23,489	$4,870,167
Net income	—	—	35,380	—	35,380	371	35,751
Other comprehensive income	—	—	—	105	105	—	105
Common stock issued pursuant to stock-based compensation, net of tax withholding	311	(3,061)	—	—	(2,750)	—	(2,750)
Amortization of stock-based compensation, net of forfeitures	(3)	8,888	—	—	8,885	—	8,885
Contributions from noncontrolling interests	—	—	—	—	—	7	7
Distributions to noncontrolling interests	—	—	—	—	—	(785)	(785)
Common dividends ($0.64 per share)	—	—	(110,227)	—	(110,227)	—	(110,227)
Balance June 30, 2025	$167,968	$5,965,497	$(1,355,394)	$—	$4,778,071	$23,082	$4,801,153

Six Months Ended June 30, 2024
	Common Stock	Additional Paid-In Capital	Treasury Stock	Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Investment	Nonredeemable Noncontrolling Interests	Total Equity
Balance December 31, 2023	$154,336	$5,638,709	$(145,696)	$(1,125,390)	$2,192	$4,524,151	$24,162	$4,548,313
Net income	—	—	—	21,128	—	21,128	284	21,412
Other comprehensive income	—	—	—	—	575	575	—	575
Common stock issued pursuant to stock-based compensation, net of tax withholding	346	(1,594)	—	—	—	(1,248)	—	(1,248)
Amortization of stock-based compensation, net of forfeitures	(5)	6,981	—	(4)	—	6,972	—	6,972
Retirement of Treasury Stock	(2,537)	(143,159)	145,696	—	—	—	—	—
Contributions from noncontrolling interests	—	—	—	—	—	—	22	22
Distributions to noncontrolling interests	—	—	—	—	—	—	(586)	(586)
Common dividends ($0.64 per share)	—	—	—	(97,956)	—	(97,956)	—	(97,956)
Balance June 30, 2024	$152,140	$5,500,937	$—	$(1,202,222)	$2,767	$4,453,622	$23,882	$4,477,504

See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in thousands)

	Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$35,751	$21,412
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on investment property transactions	—	(98)
Acquisition costs of investments in real estate debt	—	468
Depreciation and amortization	203,004	181,645
Amortization of deferred financing costs, debt premiums, and debt discounts, net	2,100	2,014
Equity-classified stock-based compensation expense, net of forfeitures	9,741	7,868
Effect of non-cash adjustments to rental revenues	(45,666)	(27,786)
Loss (income) from unconsolidated joint ventures	3,470	(787)
Operating distributions from unconsolidated joint ventures	1,343	1,542
Changes in other operating assets and liabilities, net of acquisitions:
Change in receivables and other assets, net	(7,003)	(12,034)
Change in operating liabilities, net	(35,428)	(20,437)
Net cash provided by operating activities	167,312	153,807
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(126,273)	(136,106)
Property acquisitions	(37,837)	—
Proceeds from borrower repayment of investments in real estate debt	150,791	—
Investments in real estate debt, net	(586)	(27,653)
Contributions to unconsolidated joint ventures	(11,506)	(17,513)
Proceeds from investment property sales, net	—	(3)
Net cash used in investing activities	(25,411)	(181,275)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facility	231,601	279,000
Repayment of credit facility	(343,931)	(147,000)
Bond issuance, net of original issue discount	499,935	—
Repayment of mortgages	(3,348)	(4,244)
Repurchase of shares withheld for taxes on restricted stock vestings	(1,908)	(1,111)
Payment of deferred financing costs	(5,364)	—
Payment of issuance of common stock costs	(315)	—
Common dividends paid	(108,302)	(98,044)
Contributions from noncontrolling interests	7	22
Distributions to noncontrolling interests	(785)	(586)
Other	—	(662)
Net cash provided by financing activities	267,590	27,375
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	409,491	(93)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	7,349	6,047
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$416,840	$5,954
See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
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
Cousins, CPLP, CTRS, and their subsidiaries (collectively, the “Company”) develop, acquire, lease, manage, and own primarily Class A office properties and opportunistic mixed-use developments in the Sun Belt markets of the United States with a focus on Austin, Atlanta, Charlotte, Tampa, Phoenix, Dallas, and Nashville. Cousins has elected to be taxed as a REIT and intends to, among other things, distribute at least 100% of its net taxable income to stockholders, thereby eliminating any liability for federal income taxes under current law. Therefore, the results included herein do not include a federal income tax provision for Cousins. As of June 30, 2025, the Company's operating portfolio of real estate assets consisted of interests in 20.9 million square feet of office space and 467,000 square feet of other space.
Basis of Presentation: The condensed consolidated financial statements are unaudited and were prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, these financial statements reflect all adjustments necessary (which adjustments are of a normal and recurring nature) for the fair presentation of the Company's financial position as of June 30, 2025 and December 31, 2024, and the results of operations for the three and six months ended June 30, 2025 and 2024. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of results expected for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes to consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2024. The accounting policies employed are substantially the same as those shown in note 2 of the notes to consolidated financial statements included therein.
The Company evaluates all partnerships, joint ventures, and other arrangements with variable interests to determine if the entity or arrangement qualifies as a variable interest entity ("VIE"), as defined in the Financial Accounting Standard Board's ("FASB") Accounting Standards Codification ("ASC"). If the entity or arrangement qualifies as a VIE and the Company is determined to be the primary beneficiary, the Company is required to consolidate the assets, liabilities, and results of operations of the VIE. The Company had no investments or interests in any VIEs as of June 30, 2025 or December 31, 2024.

2. REAL ESTATE
For the three and six months ended June 30, 2025 and 2024, the Company had no consolidated real estate transactions.
Subsequent to June 30, 2025, on July 28, 2025, the Company acquired The Link, a 292,000 square foot office building in Uptown Dallas, for a purchase price of $218.0 million.

3. INVESTMENTS IN REAL ESTATE DEBT
The details of the real estate debt investments are as follows ($ in thousands):

	Carrying Value and Fair Value at
Collateral	June 30, 2025	December 31, 2024

110 East - Pledge of equity interests (1) Charlotte, NC, Office Building	$17,014	$16,559
Radius - Pledge of equity interests (1) Nashville, TN, Office Building	—	12,660
Saint Ann - Pledge of asset Dallas, TX, Office Building	—	138,000

	$17,014	$167,219

(1) The first priority lender of these mortgage loans had a combined balance of $89.0 million and $152.7 million as of June 30, 2025 and December 31, 2024, respectively.

	Interest Income for the Three Months Ended		Interest Income for the Six Months Ended
Collateral	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024

110 East - Pledge of equity interests Charlotte, NC, Office Building	$568	$249	$1,126	$249
Radius - Pledge of equity interests Nashville, TN, Office Building	—	118	1,241	118
Saint Ann - Pledge of asset Dallas, TX, Office Building	—	—	350	—

	$568	$367	$2,717	$367
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
The 110 East loan provides the borrower with an opportunity to extend the initial maturity date of February 2026 to February 2027, subject to certain conditions. The variable interest rate at June 30, 2025 was 13.31%, including a SOFR base rate of 4.31%. The borrower has additional borrowing capacity under this loan, for which the Company funded $2.3 million subsequent to the acquisition of the loans through the period ended June 30, 2025. The Company's share of additional borrowing capacity commitment under this loan is $5.0 million as of June 30, 2025.
As of June 30, 2025, the Company believes the fair value of the remaining investment in real estate debt approximates its invested carrying value and, therefore, did not record any unrealized gain or loss on that investment. The acquisition of this loan was a recently executed market transaction (Level 2) and market instruments for similar debt have not changed significantly since acquisition. In subsequent periods, the Company may make adjustments to the carrying values of this loan investment if any are required through application of the fair value hierarchy provided for under GAAP. Interest income earned and any unrealized gain or loss associated with investments in real estate debt are recorded as a component of other revenue on the Company's consolidated statement of operations.
4. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES
The following information summarizes financial data and principal activities of the Company's unconsolidated joint ventures. The information included in the Summary of Financial Position table is as of June 30, 2025 and December 31, 2024 ($ in thousands).

SUMMARY OF FINANCIAL POSITION
	Company's Ownership Interest	Total Assets		Total Liabilities		Total Equity (Deficit)		Company's Investment (Deferred Income)
		2025	2024	2025	2024	2025	2024	2025		2024
Operating Properties:
AMCO 120 WT Holdings, LLC	20%	$74,169	$74,984	$1,286	$1,254	$72,883	$73,730	$13,379		$13,503
Crawford Long - CPI, LLC (1)	50%	20,240	19,306	84,922	83,571	(64,682)	(64,265)	(31,873)	(2)	(31,626)	(2)
Neuhoff Holdings LLC (3)	50%	588,174	573,495	310,507	306,055	277,667	267,440	157,350		150,376
TL CO Proscenium JV, LLC	20%	87,275	86,517	4,533	3,889	82,742	82,628	16,835		16,768
Land:
715 Ponce Holdings LLC	50%	9,461	9,442	37	57	9,424	9,385	4,856		4,831
		$779,319	$763,744	$401,285	$394,826	$378,034	$368,918	$160,547		$153,852

(1) Crawford Long - CPI, LLC has a mortgage loan for the Medical Offices at Emory Hospital property. This $83.0 million interest-only mortgage loan has a fixed interest rate of 4.80% and matures on June 1, 2032. The Company provides a customary "non-recourse carve-out guaranty" for this loan.
(2) Negative balance is included in Deferred income on the consolidated balance sheets.
(3) The Neuhoff Holdings LLC properties have commenced initial operations but are not yet stabilized. Included in the total liabilities above is a construction loan with $285.6 million and $275.1 million outstanding at June 30, 2025 and December 31, 2024, respectively. The construction loan has a borrowing capacity up to $312.7 million of which the Company's share is $156.4 million, and matures on September 30, 2025. The interest rate applicable to the construction loan is based on SOFR plus 3.45% with a minimum rate of 3.60%. The joint venture has one option, subject to certain conditions, to extend the maturity date for an additional 12 months from the initial maturity date. The Company and its joint venture partner guarantee their respective halves of the borrower's obligations to pay certain required equity contributions and project carrying costs, as well as timely completion of project construction. The Company and its partner also provide a customary non-recourse carve-out guaranty.

The information included in the Summary of Operations table below is for the six months ended June 30, 2025 and 2024 ($ in thousands).

SUMMARY OF OPERATIONS
	Total Revenues		Net Income (Loss)		Company's Income (Loss) from Investment
	2025	2024	2025	2024	2025	2024
Operating Properties:
AMCO 120 WT Holdings, LLC	$5,142	$5,786	$1,142	$1,882	$214	$367
Crawford Long - CPI, LLC	7,128	6,618	1,584	1,513	729	691
Neuhoff Holdings LLC	8,211	258	(8,444)	(606)	(4,354)	(296)
TL CO Proscenium JV, LLC	7,626	—	113	—	(79)	—
Land:
715 Ponce Holdings LLC	107	108	39	49	20	25
	$28,214	$12,770	$(5,566)	$2,838	$(3,470)	$787

5. INTANGIBLE ASSETS AND LIABILITIES
At June 30, 2025 and December 31, 2024, intangible assets included the following ($ in thousands):

	2025	2024
In-place leases, net of accumulated amortization of $142,452 and $135,945 in 2025 and 2024, respectively	$128,386	$139,704
Below-market ground leases, net of accumulated amortization of $2,713 and $2,572 in 2025 and 2024, respectively	16,539	16,681
Above-market leases, net of accumulated amortization of $24,850 and $24,190 in 2025 and 2024, respectively	12,557	13,930
Goodwill	1,674	1,674
	$159,156	$171,989

At June 30, 2025 and December 31, 2024, intangible liabilities were the following ($ in thousands):

	2025	2024
Below-market leases, net of accumulated amortization of $63,416 and $56,982 in 2025 and 2024, respectively	$104,223	$111,221

The amortization of the above asset and liabilities are recorded as follows ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Rental property revenues, net (Below-market and Above-market leases)	$2,804	$1,558	$5,626	$3,019

Expenses:
Depreciation and amortization (In-place leases)	5,438	5,963	11,318	10,364
Rental property operating and other expenses (Below-market ground leases)	71	71	141	171

Over the next five years and thereafter, aggregate amortization of these intangible assets and liabilities is anticipated to be as follows ($ in thousands):

	In-Place Leases	Below-Market Ground Leases	Above-Market Leases	Below-Market Leases
2025 (six months)	$10,318	$141	$1,292	$(6,744)
2026	19,344	282	2,287	(12,532)
2027	16,816	282	1,877	(10,997)
2028	13,994	282	1,765	(9,850)
2029	12,593	282	1,496	(9,446)
Thereafter	55,321	15,270	3,840	(54,654)
	$128,386	$16,539	$12,557	$(104,223)

6. OTHER ASSETS
Other assets on the consolidated balance sheets as of June 30, 2025 and December 31, 2024 included the following ($ in thousands):

	2025	2024
Predevelopment costs and earnest money (1)	$64,422	$58,224
Prepaid expenses and other assets	10,689	4,492
Lease inducements, net of accumulated amortization of $9,142 and $8,181 in 2025 and 2024, respectively (2)	11,864	11,024
Furniture, fixtures and equipment and other deferred costs, net of accumulated depreciation of $20,817 and $20,004 in 2025 and 2024, respectively	9,171	9,491
Credit Facility deferred financing costs, net of accumulated amortization of $4,058 and $3,416 in 2025 and 2024, respectively	2,346	2,988
	$98,492	$86,219
(1)    Predevelopment costs represent amounts that are capitalized related to predevelopment projects that the Company determined are probable of future development.
(2)     Represents incentives paid to tenants in conjunction with leasing space, such as moving costs, sublease arrangements of prior space, and other costs. These amounts are amortized into rental revenues over the individual underlying lease terms.

7. NOTES PAYABLE
The following table summarizes the terms of notes payable outstanding at June 30, 2025 and December 31, 2024 ($ in thousands):

Description	Interest Rate (1)	Maturity (2)	2025	2024
Unsecured Notes:
Credit Facility	5.165%	April 2027	$—	$112,332
Public Senior Notes	5.875%	October 2034	500,000	500,000
Public Senior Notes	5.250%	July 2030	500,000	—
Public Senior Notes	5.375%	February 2032	400,000	400,000
Term Loan (3)	5.212%	March 2026	400,000	400,000
Privately Placed Senior Notes	3.95%	July 2029	275,000	275,000
Term Loan (4)	5.39%	February 2026	250,000	250,000
Privately Placed Senior Notes (5)	3.91%	July 2025	250,000	250,000
Privately Placed Senior Notes	3.86%	July 2028	250,000	250,000
Privately Placed Senior Notes	3.78%	July 2027	125,000	125,000
Privately Placed Senior Notes	4.09%	July 2027	100,000	100,000
			3,050,000	2,662,332
Secured Mortgage Notes:
Terminus (6)	6.34%	January 2031	221,000	221,000
201 N. Tryon (fka Fifth Third Center)	3.37%	October 2026	120,881	122,802
Colorado Tower	3.45%	September 2026	102,652	104,080
			444,533	447,882
			$3,494,533	$3,110,214

Unamortized original issue discount			(3,440)	(3,560)
Unamortized loan costs			(14,332)	(10,988)
Total Notes Payable			$3,476,761	$3,095,666

(1)    Interest rate as of June 30, 2025.
(2)    Weighted average maturity of notes payable outstanding at June 30, 2025 was 4.0 years, exclusive of unexercised extension options.
(3)    The Company exercised the second of four available six-month extension options, which becomes effective on September 3, 2025, and extends the maturity to March 3, 2026.
(4)    The Company exercised the third of four available 180-day extension options, which becomes effective on August 25, 2025, and extends the maturity to February 20, 2026.
(5)    Subsequent to June 30, 2025, in July, the Company repaid these notes in full.
(6)    Represents $123.0 million and $98.0 million non-cross-collateralized mortgages secured by the Terminus 100 and Terminus 200 buildings, respectively.
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
At June 30, 2025, the Credit Facility's interest rate spread over Adjusted SOFR was 0.775%, and the facility fee was 0.15%. The amount that the Company may draw under the Credit Facility is a defined calculation based on the Company's unencumbered assets and other factors. The total available borrowing capacity under the Credit Facility was $1.0 billion at June 30, 2025. Any amounts outstanding under the Credit Facility may be accelerated upon the occurrence of any events of default.
Term Loans
On October 3, 2022, the Company entered into a Delayed Draw Term Loan Agreement (the "2022 Term Loan") and borrowed the full $400 million available under the loan. The loan had an initial maturity of March 3, 2025 with four consecutive options to extend the maturity date for an additional six months each. The Company has exercised the second of the four six-month extension options, which becomes effective September 3, 2025, extending the maturity date to March 3, 2026. The final maturity date, assuming the Company exercises the two remaining extensions would be March 3, 2027. Under the 2022 Term Loan, the applicable interest rate varies according to the Company's credit rating and leverage ratio and may, at the election of the Company, be determined based on either (1) the Daily SOFR or Term SOFR, plus a SOFR adjustment of 0.10% ("Adjusted SOFR") and a spread of between 0.80% and 1.60%, or (2) the greater of (i) Bank of America's prime rate, (ii) the federal funds rate plus 0.50%, (iii) Term SOFR, plus a SOFR adjustment of 0.10%, and 1.00%, or (iv) 1.00%, plus a spread of between 0.00% and 0.65%, based on leverage. The covenants under the 2022 Term Loan are the same as the Credit Facility. At June 30, 2025, the spread over the underlying SOFR rates was 0.85% for the 2022 Term Loan.
On April 19, 2023, the Company entered into a floating-to-fixed rate swap with respect to $200 million of the $400 million 2022 Term Loan through the initial maturity date of March 3, 2025. This swap fixed the underlying SOFR rate at 4.298%. On January 26, 2024, the Company entered into a floating-to-fixed rate swap with respect to remaining $200 million of the $400 million 2022 Term Loan through the initial maturity date of March 3, 2025. This swap fixed the underlying SOFR rate at 4.6675% (see note 8). These two swaps fixed the underlying SOFR rate for the full $400 million at a weighted average of 4.483%. These swaps expired on March 3, 2025 at which time the Company, under the terms of the 2022 Term Loan, elected six-month Term SOFR fixing the underlying SOFR rate at 4.2618% through September 3, 2025.
On June 28, 2021, the Company entered into an Amended and Restated Term Loan Agreement (the "2021 Term Loan") that amended a former term loan agreement. Under the 2021 Term Loan, the Company has borrowed $350 million with an initial maturity of August 30, 2024 and four consecutive options to extend the maturity date for an additional 180 days each. In August 2024, the Company repaid $100 million of the $350 million outstanding. The Company has exercised the third of four 180 day extension options, which becomes effective August 25, 2025, extending the maturity date on the remaining $250 million to February 20, 2026. The final maturity date, assuming the Company exercises the one remaining extension, would be August 20, 2026. On September 19, 2022, the Company entered into the First Amendment to the 2021 Term Loan. This amendment aligns covenants and available interest rates, including the addition of SOFR, to that of the Credit Facility. Under the terms of this First. Amendment the interest rate applicable to the 2021 Term Loan varies according to the Company's credit rating and leverage ratio and may, at the election of the Company, be determined based on either (1) the Daily SOFR or Term SOFR, plus a SOFR adjustment of 0.10% ("Adjusted SOFR") and a spread of between 0.85% and 1.65%, or (2) the greater of (i) Bank of America's prime rate, (ii) the federal funds rate plus 0.50%, (iii) Term SOFR, plus a SOFR adjustment of 0.10%, and 1.00%, or (iv) 1.00%, plus a spread of between 0.00% and 0.65%, based on leverage. At June 30, 2025, the spread over the underlying SOFR rates was 1.00% for the 2021 Term Loan.
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

Unsecured Senior Notes
At June 30, 2025, the Company had $2.4 billion aggregate principal amount of senior unsecured notes outstanding.
In June 2025, CPLP issued $500.0 million in aggregate principal amount of 5.250% public senior notes. Upon issuance of these notes, CPLP received proceeds of $499.9 million dollars, net of the original issue discount of $65,000, resulting in an effective interest rate of 5.251%. These public senior notes are fully and unconditionally guaranteed by the Company. These public senior notes had issuance costs of $4.2 million and mature on July 15, 2030. Subsequent to June 30, 2025, $250.0 million of the proceeds were used to repay, at maturity, the outstanding amount of the Privately Placed Senior Notes that matured on July 7, 2025; to partially fund the acquisition of The Link on July 28, 2025 (see note 2); and for general corporate purposes.
In December 2024, CPLP issued $400.0 million in aggregate principal amount of 5.375% public senior notes. Upon issuance of these notes, CPLP received proceeds of $397.9 million dollars, net of the original issue discount of $2.1 million, resulting in an effective interest rate of 5.464%. These public senior notes are fully and unconditionally guaranteed by the Company. The proceeds were used to partially fund the acquisitions of the Sail Tower and Vantage South End properties in December 2024. These public senior notes had issuance costs of $3.6 million and mature on February 15, 2032.
In August 2024, CPLP issued $500.0 million in aggregate principal amount of 5.875% public senior notes. Upon issuance of these public senior notes, CPLP received proceeds of $498.5 million dollars, net of the original issue discount of $1.5 million, resulting in an effective interest rate of 5.912%. These public senior notes are fully and unconditionally guaranteed by the Company. The proceeds were used primarily to repay $373.8 million outstanding on the Credit Facility and repay $100 million of the $350 million outstanding on the 2021 Term Loan. These public senior notes had issuance costs of $5.3 million and mature on October 1, 2034.
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
The Company also has privately placed unsecured senior notes of $1.0 billion that were funded in five tranches. The first tranche of $100 million is due in 2027 and has a fixed annual interest rate of 4.09%. The second tranche of $250 million is due in July 2025 and has a fixed annual interest rate of 3.91%. Subsequent to June 30, 2025, the second tranche was repaid in full at maturity. The third tranche of $125 million is due in 2027 and has a fixed annual interest rate of 3.78%. The fourth tranche of $250 million is due in 2028 and has a fixed annual interest rate of 3.86%. The fifth tranche of $275 million is due in 2029 and has a fixed annual interest rate of 3.95%.
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
As of June 30, 2025, the Company had $444.5 million outstanding on four non-recourse mortgage notes with a weighted average interest rate of 4.87%. All interest rates on the secured mortgage notes are fixed. Assets with depreciated carrying values of $697.1 million were pledged as security on these mortgage notes payable. In addition, the Company provides a customary “non-recourse carve-out guaranty” on each non-recourse loan, along with a guarantee of certain re-leasing expenses for a future vacancy at 201 N. Tryon.
Other Debt Information
The Company is in compliance with all of the covenants related to its unsecured and secured debt.
At June 30, 2025 and December 31, 2024, the estimated fair value of the Company’s notes payable was $3.6 billion, calculated by discounting the debt's remaining contractual cash flows at estimated current market rates at which similar loans could have been obtained at June 30, 2025 and December 31, 2024, respectively. The estimate of the current market rates, which is the most significant input in the discounted cash flow calculation, is intended to replicate debt of similar maturity and loan-to-value relationship. These fair value calculations are considered to be Level 2 under the guidelines as set forth in ASC 820, as the Company utilizes market rates for similar type loans from third party brokers.
For the three and six months ended June 30, 2025 and 2024, interest expense was recorded as follows ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total interest incurred	$40,417	$32,941	$79,574	$65,555
Interest capitalized	(1,903)	(3,198)	(4,286)	(6,904)
Total interest expense	$38,514	$29,743	$75,288	$58,651

8. DERIVATIVE FINANCIAL INSTRUMENTS
The Company has no outstanding derivative financial instruments as of June 30, 2025.
On April 19, 2023, the Company entered into a floating-to-fixed interest rate swap ("2023 Swap") with respect to $200 million principal amount of the $400 million 2022 Term Loan through the initial loan maturity date of March 3, 2025, fixing the underlying SOFR rate for this portion of the loan at 4.298%. On January 26, 2024, the Company entered into a floating-to-fixed interest rate swap ("2024 Swap") with respect to the remaining $200 million of the $400 million 2022 Term Loan through the initial maturity date of March 3, 2025, fixing the underlying SOFR rate for this portion of the loan at 4.6675%. These swaps effectively fixed the underlying SOFR rate at a weighted average of 4.483% for the entire $400 million principal amount through the initial maturity date. The 2023 and 2024 Swaps expired upon their March 3, 2025 maturity. As of December 31, 2024, the fair values of the 2023 Swap and 2024 Swap on the 2022 Term Loan resulted in a $10,000 asset and a $115,000 liability, respectively.
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
The table below presents the effect of the Company's derivative financial instruments on the consolidated statements of operations for the three months ended June 30, 2025 and 2024 ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Cash Flow Hedges:	2025	2024	2025	2024
Amount of income recognized in accumulated other comprehensive income on interest rate derivatives	$—	$1,383	$11	$4,088
Amount of loss (income) reclassified from accumulated other comprehensive income into income as an increase (reduction) of interest expense	$—	$(1,803)	$94	$(3,513)
Total amount of interest expense presented in the consolidated statements of operations	$38,514	$29,743	$75,288	$58,651

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
9. OTHER LIABILITIES
Other liabilities on the consolidated balance sheets as of June 30, 2025 and December 31, 2024 included the following ($ in thousands):

	2025	2024
Ground lease liability	$50,109	$50,003
Prepaid rent	35,496	41,949
Security deposits	16,766	17,043
Other liabilities	752	1,717
	$103,123	$110,712
10. COMMITMENTS AND CONTINGENCIES
Commitments
As a lessor, the Company had $109.5 million in future obligations under leases to fund tenant improvements and other future construction obligations at June 30, 2025. Additionally, the Company had $5.0 million of future funding commitments related to investments in real estate debt at June 30, 2025 as discussed in note 3.
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

During the three and six months ended June 30, 2025, the Company sold 803,000 and 2.9 million shares under Forward Sales contracts at an average price of $30.47 and $30.44 per share, respectively. These Forward Sales contracts have an initial maturity date of December 31, 2025, which can be extended by mutual agreement of each party. The future settlement proceeds, as of June 30, 2025, net of $894,000 of commissions, will be $88.5 million. Prior to the Forward Sales executed during the six months ended June 30, 2025, the Company had issued 2.6 million shares under the ATM Program and generated cash proceeds of $101.4 million, net of $1.1 million of commissions, $1.7 million of dividends owed during the period the Forward Sales were outstanding, and $900,000 of other transaction related costs. Of the aggregate gross sales price of up to $500 million available to be sold under the EDA for the current ATM program, the Company has $305.6 million remaining as of June 30, 2025.
To the extent, prior to settlement, shares sold under Forward Sales were potentially dilutive during the period under the treasury stock method, the impact of such dilution is disclosed in the calculation included in note 14. The Company did not issue any shares under the ATM Program during the three and six months ended June 30, 2025 and did not have any outstanding Forward Sales contracts as of December 31, 2024.
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
For the three and six months ended June 30, 2025, the Company recognized rental property revenues of $237.7 million and $480.7 million, respectively, of which $63.2 million and $132.1 million, respectively, represented variable rental revenue. For the three and six months ended June 30, 2024, the Company recognized rental property revenues of $211.5 million and $420.3 million, respectively, of which $61.3 million and $122.0 million, respectively, represented variable rental revenue.
For the three and six months ended June 30, 2025, the Company recognized fee and other revenue of $2.4 million and $9.7 million, respectively. Included in 2025 other revenue is interest income from investments in real estate debt (see note 3) and the proceeds from the sale of the Company's SVB bankruptcy claim discussed below. For the three and six months ended June 30, 2024, the Company recognized fee and other revenue of $1.5 million and $1.9 million, respectively.
The Company had a lease with SVB Financial Group ("SVB Financial") at its Hayden Ferry 1 property in Phoenix, Arizona. SVB Financial’s primary subsidiary, Silicon Valley Bank ("SVB"), was placed in receivership by the Federal Deposit Insurance Corporation ("FDIC") on March 10, 2023. On March 17, 2023, SVB Financial filed a voluntary petition for a court-supervised reorganization under Chapter 11 of the US Bankruptcy Code. On March 27, 2023, First Citizen's BancShares, Inc. ("FCB") announced it had purchased SVB Financial's subsidiary, SVB, the primary user of the leased space. In June 2023, the Bankruptcy court approved SVB Financial's request for an order rejecting the lease, with an effective date no later than September 30, 2023. In June 2023, the Company recorded a reduction of revenue of $1.6 million related to the write-down of net assets associated with this lease at the time that the collection of rents for the term of the lease no longer remained probable. In February 2025, the Company sold its bankruptcy claim, related primarily to the lease rejection, to a third party for $4.6 million in cash, which is included in other revenue in the Company's consolidated statement of operations for the six months ended June 30, 2025. The Company has no additional claims under these bankruptcy proceedings as of June 30, 2025.
13. STOCK-BASED COMPENSATION
The Company currently has several types of employee stock-based compensation, including restricted stock and restricted stock units ("RSUs"), issued under the Cousins Properties Incorporated 2019 Omnibus Incentive Stock Plan (the "2019 Plan") and the Employee Stock Purchase Plan ("ESPP"). While the Company's 2019 Plan also allows for the issuance of stock options, none have been issued or exercised or were outstanding as of or during any of the periods presented. A portion of the Company's independent directors' compensation is also provided in the form of Company stock issued under the 2019 Plan.
The Company's compensation expense for the three and six months ended June 30, 2025 relates to restricted stock, stock-settled RSUs, and the ESPP. Restricted stock and the stock-settled RSUs are equity-classified awards for which compensation expense per share is fixed. For the three and six months ended June 30, 2025 and 2024, stock-based compensation expense, net of forfeitures, was recorded as follows ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Equity-classified awards:
Restricted stock	$1,167	$1,070	$2,297	$2,041
Market-based RSUs	1,487	1,510	4,946	3,852
Performance-based RSUs	609	460	1,596	1,033
Director grants	458	397	849	805
Employee Stock Purchase Plan	26	24	53	48
Total equity-classified award expense, net of forfeitures	$3,747	$3,461	$9,741	$7,779

Information on the Company's stock compensation plan, including information on the Company's equity-classified awards is discussed in note 15 of the notes to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.
Grants of Equity-Classified Awards
Under the 2019 Plan, in the second quarter of 2025, the Company granted 60,121 shares of stock with a grant date value of $1.7 million to independent members of the Company's board of directors (the "Board") for their service as members of the Board. These shares vested on the issuance date, and the Company records the related expense over the director's one year service period.
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
The following table summarizes the grants of equity-classified awards made to employees by the Company during the six months ended June 30, 2025 and 2024, respectively, (in thousands):

	Shares and Targeted Units Granted in
	2025	2024
Market-based RSUs	178	206
Performance-based RSUs	77	88
Restricted stock	179	204

The Monte Carlo valuation used to determine the grant date fair value of the equity-classified Market-based RSUs included the following assumptions for those RSUs granted during six months ended June 30, 2025 and 2024:

		Assumptions for RSUs Granted in
		2025	2024
Volatility	(1)	31.3%	30.5%
Risk-free rate	(2)	4.26%	4.43%
Stock beta	(3)	0.88%	0.96%
(1) Based on historical volatility over three years using daily stock price.
(2) Reflects the yield on three-year Treasury bonds.
(3) Betas are calculated with up to three years of daily stock price data.
14. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2025 and 2024 ($ in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Earnings per common share - basic:
Numerator:
Net income	$14,658	$7,961	$35,751	$21,412
Net income attributable to noncontrolling interests in CPLP from continuing operations	(3)	(2)	(6)	(4)
Net income attributable to other noncontrolling interests	(172)	(119)	(365)	(280)
Net income available to common stockholders	$14,483	$7,840	$35,380	$21,128

Denominator:
Weighted average common shares - basic	167,930	152,095	167,870	152,020
Net income per common share - basic	$0.09	$0.05	$0.21	$0.14

Earnings per common share - diluted:
Numerator:
Net income	$14,658	$7,961	$35,751	$21,412
Net income attributable to other noncontrolling interests	(172)	(119)	(365)	(280)
Net income available for common stockholders before allocation of net income attributable to noncontrolling interests in CPLP	$14,486	$7,842	$35,386	$21,132

Denominator:
Weighted average common shares - basic	167,930	152,095	167,870	152,020
Add:
Potential dilutive common shares - ESPP	—	2	—	1
Potential dilutive common shares - restricted stock units, less shares assumed purchased at market price	810	492	784	454
Weighted average units of CPLP convertible into common shares	25	25	25	25
Weighted average common shares - diluted	168,765	152,614	168,679	152,500
Net income per common share - diluted	$0.09	$0.05	$0.21	$0.14

The treasury stock method resulted in no dilution from shares expected to be issued under forward contracts for the future sales of common stock under the Company's ATM Program during the respective periods presented.

15. CONSOLIDATED STATEMENTS OF CASH FLOWS - SUPPLEMENTAL INFORMATION
Supplemental information related to the cash flows, including significant non-cash activity affecting the consolidated statements of cash flows, for the six months ended June 30, 2025 and 2024 is as follows ($ in thousands):

	2025	2024
Interest paid, net of amounts capitalized	$65,171	$55,800
Income taxes paid	—	—
Non-Cash Investing and Financing Activities:
Common stock dividends declared and accrued	56,496	49,292
Tenant improvements funded by tenants	30,269	90,725
Change in real estate included in accounts payable and accrued expenses	(34,575)	(44,459)
Retirement of treasury stock	—	145,696

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
Company management evaluates the performance of its operating segments in part based on Net Operating Income ("NOI"). Office Property NOI is regularly reported to the Chief Operating Decision Maker ("CODM") by operating segment. The CODM is the Company's President and Chief Executive Officer. Each segment includes both consolidated operations and the Company's share of unconsolidated joint venture operations.
Segment net income, individually significant components of rental property operating expenses, amount of capital expenditures, and total assets are not presented in this note because the CODM does not utilize these measures when analyzing segments or when making resource allocation decisions. The below presentation has been recast for all years presented to comply with updates to ASC 280 required by Accounting Standards Update 2023-07 "ASU 2023-07," "Segment Reporting" issued by the Financial Accounting Standards Board in November 2023. Information on the Company's segments along with a reconciliation of NOI to net income for the three and six months ended June 30, 2025 and 2024 are as follows ($ in thousands):

Three Months Ended June 30, 2025	Rental Property Revenues	Rental Property Operating Expenses	NOI

Austin	$86,828	$26,116	$60,712
Atlanta	79,128	27,077	52,051
Charlotte	22,691	5,759	16,932
Tampa	20,037	6,828	13,209
Phoenix	16,212	4,302	11,910
Dallas	4,609	968	3,641
Other	10,442	3,958	6,484
Segment Totals	$239,947	$75,008	$164,939

Other Non - Office Properties	3,432	1,670	1,762
Portfolio Totals	$243,379	$76,678	$166,701

Less: Company's share from unconsolidated joint ventures	$(5,664)	$(2,499)

Consolidated Totals	$237,715	$74,179

Three Months Ended June 30, 2024	Rental Property Revenues	Rental Property Operating Expenses	NOI

Atlanta	$75,904	$26,189	$49,715
Austin	73,602	25,568	48,034
Tampa	19,560	7,223	12,337
Phoenix	14,832	3,958	10,874
Charlotte	13,819	4,036	9,783
Dallas	4,330	920	3,410
Other	8,400	2,714	5,686
Segment Totals	$210,447	$70,608	$139,839

Other Non - Office Properties	$2,268	$792	$1,476
Portfolio Totals	$212,715	$71,400	$141,315

Less: Company's share from unconsolidated joint ventures	$(2,327)	$(766)
Termination Fees	1,086	—

Consolidated Totals	$211,474	$70,634

Six Months Ended June 30, 2025	Rental Property Revenues	Rental Property Operating Expenses	NOI

Austin	$173,965	$53,415	$120,550
Atlanta	160,738	56,617	104,121
Charlotte	45,109	11,345	33,764
Tampa	40,596	14,211	26,385
Phoenix	32,237	8,235	24,002
Dallas	9,165	1,906	7,259
Other	19,866	7,179	12,687
Segment Totals	$481,676	$152,908	$328,768

Other Non - Office Properties	6,398	3,237	3,161
Portfolio Totals	$488,074	$156,145	$331,929

Less: Company's share from unconsolidated joint ventures	$(10,198)	$(4,810)
Termination Fees	2,866	—

Consolidated Totals	$480,742	$151,335

Six Months Ended June 30, 2024	Rental Property Revenues	Rental Property Operating Expenses	NOI

Atlanta	$152,343	$53,470	$98,873
Austin	144,608	50,804	93,804
Tampa	38,890	14,608	24,282
Phoenix	29,434	7,449	21,985
Charlotte	28,202	8,053	20,149
Dallas	8,769	1,900	6,869
Other	16,694	5,512	11,182
Segment Totals	$418,940	$141,796	$277,144

Other Non - Office Properties	$4,392	$1,596	$2,796
Portfolio Totals	$423,332	$143,392	$279,940

Less: Company's share from unconsolidated joint ventures	$(4,596)	$(1,683)
Termination Fees	1,556	—

Consolidated Totals	$420,292	$141,709

The following reconciles Net Operating Income from net income for each of the periods presented ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net Income	$14,658	$7,961	$35,751	$21,412
Fee income	(494)	(406)	(990)	(785)
Termination fee income	—	(1,086)	(2,866)	(1,556)
Other income	(1,919)	(1,098)	(8,724)	(1,142)
General and administrative expenses	9,738	8,907	20,447	18,121
Interest expense	38,514	29,743	75,288	58,651
Depreciation and amortization	100,890	95,415	203,004	181,645
Reimbursed expenses	119	151	296	291
Other expenses	443	603	865	1,275
Loss (income) from unconsolidated joint ventures	1,587	(439)	3,470	(787)
Net operating income from unconsolidated joint ventures	3,165	1,561	5,388	2,913
Gain (loss) on investment property transactions	—	3	—	(98)
Net Operating Income	$166,701	$141,315	$331,929	$279,940

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
Overview of 2025 Performance and Company and Industry Trends
Cousins Properties Incorporated ("Cousins") (and collectively, with its subsidiaries, the "Company," "we," "our," or "us") is a publicly traded (NYSE: CUZ), self-administered, and self-managed real estate investment trust, or REIT. Cousins conducts substantially all of its business through Cousins Properties LP ("CPLP"). Cousins owns in excess of 99% of CPLP and consolidates CPLP. CPLP owns Cousins TRS Services LLC, a taxable entity that owns and manages its own real estate portfolio and performs certain real estate related services for other parties. Our strategy is to create value for our stockholders through ownership of a lifestyle office portfolio (described in further detail below) in the Sun Belt markets, with a particular focus on the core markets of Austin, Atlanta, Charlotte, Tampa, Phoenix, Dallas, and Nashville. This strategy is based on a disciplined approach to capital allocation that includes opportunistic acquisitions, selective developments, and timely dispositions of non-core assets with a goal of maintaining a portfolio of newer and more efficient properties with lower capital expenditure requirements. This strategy is also based on a simple, flexible, and low-leverage balance sheet that allows us to pursue compelling growth opportunities at the most advantageous points in the cycle. To implement this strategy, we strive to have strong local operating platforms within each of our major markets.
During the quarter, we leased 334,000 square feet of office space, including 268,000 of new and expansion leases representing 80% of total leasing activity. Straight-line basis net rent per square foot increased 27.2% for those office spaces that were under lease within the past year. Same property net operating income (defined below) for consolidated properties and our share of unconsolidated properties increased 3.2% between the three months ended June 30, 2025 and 2024.
For the six months ended June 30, 2025, we have leased or renewed 873,000 square feet of office space, including 473,000 of new and expansion leases representing 54% of the total leasing activity. Straight-line basis net rent per square foot increased by 20.8% for those office spaces that were under lease within the past year. Same property net operating income for consolidated properties and our share of unconsolidated properties increased 3.6% between the six months ended June 30, 2025 and 2024.
We believe the Sun Belt, and in particular the seven core Sun Belt markets in which we own properties, will continue to outperform the broader office sector as evidenced by clear long-term migration trends to our markets. In addition, as the flight to quality trend accelerates among office users, we believe our lifestyle portfolio is well positioned to benefit from, and ultimately outperform in, the current real estate environment.
We consider “lifestyle offices” to be well-located buildings that are modern structures or have been modernized to compete with newer buildings, are professionally managed and maintained, and offer a number and type of amenities that are in high demand by customers that are focused on the importance of the physical work environment in recruiting and retaining employees. We believe our “lifestyle office” portfolio improves our ability to renew leases and obtain new customers which results in consistently higher occupancy than the remainder of the office buildings in our markets. We do not consider the expression “lifestyle office” a classification of our properties in accordance with any standard listing criteria in the real estate industry. We, therefore, caution investors that our use and definition of “lifestyle office” may be different than the use and definition of similar expressions and traditional classifications that may be used by other companies.
Results of Operations For The Three and Six Months Ended June 30, 2025
General
Net income available to common stockholders for the three and six months ended June 30, 2025 was $14.5 million and $35.4 million, respectively. We detail below material changes in the components of net income available to common stockholders for the three and six months ended June 30, 2025 compared to 2024.
Rental Property Revenue, Rental Property Operating Expenses, and Net Operating Income
The following results include the performance of our Same Property portfolio. Our Same Property portfolio includes office properties that were stabilized and owned by us for the entirety of each comparable reporting period presented. Same Property amounts for the 2025 versus 2024 comparison period are from properties that were stabilized and owned as of January 1, 2024 through June 30, 2025. We consider many factors in determining whether a property has stabilized, including the property’s occupancy (independently and relative to its submarket) and current leasing pipeline, as well as time since the cessation of major construction activity.
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
The following table reconciles net income to consolidated NOI for each of the periods presented ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net Income	$14,658	$7,961	$35,751	$21,412
Fee income	(494)	(406)	(990)	(785)
Termination fee income	—	(1,086)	(2,866)	(1,556)
Other income	(1,919)	(1,098)	(8,724)	(1,142)
General and administrative expenses	9,738	8,907	20,447	18,121
Interest expense	38,514	29,743	75,288	58,651
Depreciation and amortization	100,890	95,415	203,004	181,645
Reimbursed expenses	119	151	296	291
Other expenses	443	603	865	1,275
Loss (income) from unconsolidated joint ventures	1,587	(439)	3,470	(787)
Loss (gain) on investment property transactions	—	3	—	(98)
Net Operating Income	$163,536	$139,754	$326,541	$277,027

Consolidated rental property revenues, rental property operating expenses, and NOI changed between the 2025 and 2024 periods as follows ($ in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Rental Property Revenues
Same Property	$205,135	$203,435	$1,700	0.8%	$414,117	$407,223	$6,894	1.7%
Non-Same Property	32,580	6,953	25,627	368.6%	63,759	11,513	52,246	453.8%
	237,715	210,388	27,327	13.0%	477,876	418,736	59,140	14.1%

Termination fee income	—	1,086	(1,086)		2,866	1,556	1,310
Total Rental Property Revenues	$237,715	$211,474	$26,241		$480,742	$420,292	$60,450

Rental Property Operating Expenses
Same Property	$66,013	$68,683	$(2,670)	(3.9)%	$135,477	$138,367	$(2,890)	(2.1)%
Non-Same Property	8,166	1,951	6,215	318.6%	15,858	3,342	12,516	374.5%
Total Rental Property Operating Expenses	$74,179	$70,634	$3,545	5.0%	$151,335	$141,709	$9,626	6.8%

Net Operating Income
Same Property NOI	$139,122	$134,752	$4,370	3.2%	$278,640	$268,856	$9,784	3.6%
Non-Same Property NOI	24,414	5,002	19,412	388.1%	47,901	8,171	39,730	486.2%
Total NOI	$163,536	$139,754	$23,782	17.0%	$326,541	$277,027	$49,514	17.9%

Same Property NOI represents Net Operating Income for those office properties that were stabilized and owned by us for the entirety of the 2025 and 2024 reporting periods presented. Same Property NOI allows analysts, investors, and management to analyze continuing operations and evaluate the growth trend of the Company's portfolio.
Same Property Rental Property Revenues and NOI increased for the three and six months ended June 30, 2025 compared to the same periods in the prior year primarily due to an increase in economic occupancy at our Promenade Tower, Corporate Center, and 3350 Peachtree office properties and increases in revenues recognized from tenant funded improvements owned by us. In addition, parking revenue from our Same Property portfolio increased for the three and six months ended June 30, 2025 compared to the same periods in the prior year. Same Property Rental Property Operating Expenses decreased for the three and six months ended June 30, 2025 primarily due to successful appeals of property tax assessments.
Non-Same Property Rental Property Revenues, operating expenses, and NOI increased for the three and six months ended June 30, 2025 compared to the same periods in the prior year primarily due to the acquisitions of our Vantage South End and Sail Tower office properties in December 2024.
The following table details consolidated NOI from properties aggregated by market ($ in thousands):

	Three Months Ended June 30,
Market	2025	2024	$ Change	% Change
Austin	$60,712	$48,034	$12,678	26.4%
Atlanta	50,443	48,476	1,967	4.1%
Charlotte	16,932	9,783	7,149	73.1%
Tampa	13,209	12,337	872	7.1%
Phoenix	11,910	10,874	1,036	9.5%
Dallas	3,642	3,410	232	6.8%
Other (1)	5,533	5,656	(123)	(2.2)%
Office NOI	162,381	138,570	23,811	17.2%
Other Non-Office (2)	1,155	1,184	(29)
Total NOI	$163,536	$139,754	$23,782

	Six Months Ended June 30,
Market	2025	2024	$ Change	% Change
Austin	$120,550	$93,804	$26,746	28.5%
Atlanta	100,961	96,451	4,510	4.7%
Charlotte	33,764	20,149	13,615	67.6%
Tampa	26,385	24,282	2,103	8.7%
Phoenix	24,002	21,985	2,017	9.2%
Dallas	7,259	6,869	390	5.7%
Other (1)	11,219	11,235	(16)	(0.1)%
Office NOI	324,140	274,775	49,365	18.0%
Other Non-Office (2)	2,401	2,252	149
Total NOI	$326,541	$277,027	$49,514

(1) Represents a non-core office property in Houston.
(2) Includes operations at land sites held for future development as well as a parking garage in Charlotte.
NOI for the Austin market increased $12.7 million, or 26.4%, and $26.7 million, or 28.5%, respectively, for the three and six months ended June 30, 2025 and 2024 primarily due to the acquisition of Sail Tower in December 2024. NOI from the Charlotte market increased $7.1 million, or 73.1%, and $13.6 million, or 67.6%, respectively, for the three and six months ended June 30, 2025 and 2024, primarily due to the acquisition of Vantage South End in December 2024.
Other Income
Other income increased $821,000 between the three month periods ended June 30, 2025 and 2024 primarily due to interest income earned on the cash proceeds from our $500 million public bond offering in June 2025. Other income increased $7.6 million between the six month periods ended June 30, 2025 and 2024 primarily due to the sale of our Silicon Valley Bank ("SVB") bankruptcy claim in the first quarter of 2025 and interest income from the two mezzanine loans acquired in the second quarter of 2024 and the Saint Ann Court mortgage loan acquired in the fourth quarter of 2024. These transactions are described in further detail in note 3 and note 12 to the consolidated financial statements in this Form 10-Q.
General and Administrative Expenses
General and administrative expenses increased $831,000, or 9.3%, and $2.3 million, or 12.8%, between the three and six month periods ended June 30, 2025 and 2024, respectively, primarily due to increases in stock compensation expense.
Interest Expense
Interest expense, net of amounts capitalized, increased $8.8 million, or 29.5%, and $16.6 million, or 28.4%, respectively, between the three and six months ended June 30, 2025 and 2024, primarily due to the issuances of the $500 million and $400 million public unsecured senior notes in August and December of 2024, respectively, as well as the issuance of the $500 million public unsecured senior notes in June of 2025.

Depreciation and Amortization
Depreciation and amortization changed between the 2025 and 2024 periods as follows ($ in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Depreciation and Amortization
Same Property	$83,194	$87,610	$(4,416)	(5.0)%	$168,133	$166,960	$1,173	0.7%
Non-Same Property	17,575	7,690	9,885	128.5%	34,633	14,454	20,179	139.6%
Non-Real Estate Assets	121	115	6	5.2%	238	231	7	3.0%
Total Depreciation and Amortization	$100,890	$95,415	$5,475	5.7%	$203,004	$181,645	$21,359	11.8%

Same Property depreciation and amortization decreased between the three months ended June 30, 2025 and 2024, primarily driven by early terminations in the second quarter of 2024 at our Terminus, 725 Ponce, and Avalon properties, which resulted in accelerated depreciation and amortization of our assets related to these leases.
Non-Same Property depreciation and amortization increased between the three and six months ended June 30, 2025 and 2024, primarily due to the acquisitions of Sail Tower and Vantage South End in December 2024 and the completion of development at Domain 9, and changes in the estimated useful lives of buildings and improvements at some of our operating properties.
Income and Net Operating Income from Unconsolidated Joint Ventures
Income from unconsolidated joint ventures consisted of the Company's share of the following ($ in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Income (loss) from unconsolidated joint ventures	$(1,587)	$439	$(2,026)	(461.5)%	$(3,470)	$787	$(4,257)	(540.9)%
Depreciation and amortization	2,489	513	1,976	385.2%	4,701	972	3,729	383.6%
Interest expense	2,239	635	1,604	252.6%	4,228	1,163	3,065	263.5%
Other expense	62	15	47	313.3%	(17)	46	(63)	(137.0)%
Other income	(38)	(41)	3	(7.3)%	(54)	(55)	1	(1.8)%
Net operating income from unconsolidated joint ventures	$3,165	$1,561	$1,604	102.8%	$5,388	$2,913	$2,475	85.0%

Net operating income:
Same Property	1,187	1,240	(53)	(4.3)%	2,378	2,422	(44)	(1.8)%
Non-Same Property	1,978	321	1,657	516.2%	3,010	491	2,519	513.0%
Net operating income from unconsolidated joint ventures	$3,165	$1,561	$1,604	102.8%	$5,388	$2,913	$2,475	85.0%
The change in income (loss) from unconsolidated joint ventures was driven by increases in unconsolidated depreciation and amortization as well as unconsolidated interest expense. Unconsolidated depreciation and amortization expense increased between the three and six months ended June 30, 2025 and 2024, primarily due to: (i) assets being placed in service as portions of the development were completed and initial operations started at our joint venture's Neuhoff property in the fourth quarter of 2023 and (ii) the acquisition of Proscenium in August 2024. Unconsolidated interest expense increased between the three and six months ended June 30, 2025 and 2024, primarily due to a reduction in capitalized interest at our Neuhoff joint venture as portions of its development project were completed in 2024.
Non-Same Property NOI from unconsolidated joint ventures increased between the three and six months ended June 30, 2025 and 2024, primarily due to operations at Neuhoff as the property continues to increase occupancy and to the acquisition of Proscenium in August 2024.
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
The reconciliation of net income to FFO is as follows for the three and six months ended June 30, 2025 and 2024 (in thousands, except per share amounts):

	Three Months Ended June 30,
	2025			2024
	Dollars	Weighted Average Common Shares	Per Share Amount	Dollars	Weighted Average Common Shares	Per Share Amount
Net Income Available to Common Stockholders	$14,483	167,930	$0.09	$7,840	152,095	$0.05
Noncontrolling interest related to unitholders	3	25	—	2	25	—
Potentially dilutive common shares - ESPP	—	—	—	—	2	—
Conversion of unvested restricted stock units	—	810	—	—	492	—

Net Income — Diluted	14,486	168,765	0.09	7,842	152,614	0.05
Depreciation and amortization of real estate assets:
Consolidated properties	100,769	—	0.60	95,299	—	0.63
Share of unconsolidated joint ventures	2,489	—	0.01	513	—	—
Partners' share of real estate depreciation	(250)	—	—	(308)	—	—
Gain on sale of depreciated properties:
Consolidated properties	—	—	—	—	—	—
Funds From Operations	$117,494	168,765	$0.70	$103,346	152,614	$0.68

	Six Months Ended June 30,
	2025			2024
	Dollars	Weighted Average Common Shares	Per Share Amount	Dollars	Weighted Average Common Shares	Per Share Amount
Net Income Available to Common Stockholders	$35,380	167,870	$0.21	$21,128	152,020	$0.14
Noncontrolling interest related to unitholders	6	25	—	4	25	—
Potentially dilutive common shares - ESPP	—	—	—	—	1	—
Conversion of unvested restricted stock units	—	784	—	—	454	—

Net Income — Diluted	35,386	168,679	0.21	21,132	152,500	0.14
Depreciation and amortization of real estate assets:
Consolidated properties	202,765	—	1.20	181,415	—	1.18
Share of unconsolidated joint ventures	4,701	—	0.03	972	—	0.01
Partners' share of real estate depreciation	(524)	—	—	(576)	—	—
Gain on sale of depreciated properties:
Consolidated properties	—	—	—	(101)	—	—
Funds From Operations	$242,328	168,679	$1.44	$202,842	152,500	$1.33

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
We may satisfy these needs with one or more of the following:
•cash and cash equivalents on hand;
•net cash from operations;
•proceeds from the sale of assets;
•borrowings under our Credit Facility;
•proceeds from mortgage notes payable;
•proceeds from construction loans;
•proceeds from unsecured loans;
•proceeds from offerings of debt and equity securities; and
•joint venture formations.
Our material capital expenditure commitments as of June 30, 2025 include $109.5 million of unfunded tenant improvements and construction costs. As of June 30, 2025, we had no amounts drawn under our credit facility with the ability to borrow the full $1.0 billion, as well as $416.8 million of cash and cash equivalents. We expect to have sufficient liquidity to meet our obligations for the foreseeable future.
Other Debt Information
In addition to our $1 billion unsecured Credit Facility (with no amounts outstanding as of June 30, 2025), we also have unsecured debt from three public unsecured senior notes totaling $1.4 billion, two term loans totaling $650 million, and five tranches of privately placed unsecured senior notes totaling $1 billion (one of which was repaid in full at maturity, subsequent to June 30, 2025). Our existing consolidated mortgage debt is comprised of non-recourse, fixed-rate mortgage notes secured by various real estate assets. We expect to either refinance our non-recourse mortgage loans at maturity or repay the mortgage loans with other capital resources, including our credit facility, unsecured debt, non-recourse mortgages, construction loans, the sale of assets, joint venture equity, the issuance of common stock, the issuance of preferred stock, or the issuance of units of CPLP. Many of our non-recourse mortgages contain covenants that, if not satisfied, could result in acceleration of the maturity of the debt. 93% of our consolidated debt bears interest at a fixed rate. The 7% of consolidated debt that bears interest at a floating rate is based on SOFR.
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

Cash Flows
We report and analyze our cash flows based on operating activities, investing activities, and financing activities. The following table sets forth the changes in cash flows ($ in thousands):

	Six Months Ended June 30,
	2025	2024	Change
Net cash provided by operating activities	$167,312	$153,807	$13,505
Net cash used in investing activities	(25,411)	(181,275)	155,864
Net cash provided by financing activities	267,590	27,375	240,215

The reasons for significant increases and decreases in cash flows between the periods are as follows:
Cash Flows from Operating Activities. Cash flows provided by operating activities increased $13.5 million between the 2025 and 2024 six month periods primarily due to increased economic occupancy and the end of rent abatement periods at our Promenade Central, Domain 9, and Buckhead Plaza office properties; and the acquisitions of our Vantage South End and Sail Tower office properties in December 2024.
Cash Flows from Investing Activities. Cash flows used in investing activities for the 2025 six month period were $25.4 million compared to cash flows used in investing activities of $181.3 million for the same period in 2024 primarily due to the borrowers' repayment of our investments in real estate debt on the Radius mezzanine loan and Saint Ann Court mortgage loan in the first quarter of 2025.
Cash Flows from Financing Activities. Cash flows provided by financing activities for the 2025 six month period were $267.6 million compared to cash flows provided by financing activities of $27.4 million for the same period in 2024 primarily due the proceeds from the issuance of the 5.250% public senior notes in June 2025, partially offset by an increase in net repayments on our credit facility.
Capital Expenditures. We incur capital expenditures for the development of new properties, the redevelopment of existing or newly purchased properties, building improvements, direct leasing costs for new or replacement tenants, and capitalized interest and salaries. Components of expenditures included in this line item for the three months ended June 30, 2025 and 2024 are as follows ($ in thousands):

	Six Months Ended June 30,
	2025	2024
Projects under development (1)	$2,088	$21,586
Operating properties—redevelopment	19,086	18,799
Operating properties—building improvements	17,242	11,804
Operating properties—leasing costs	82,421	76,314
Capitalized interest and other	5,436	7,603
Total capital expenditures	$126,273	$136,106
(1) Includes initial leasing costs.

Capital expenditures decreased $9.8 million between the 2025 and 2024 six month periods primarily due to decreases in spending for projects under development for core construction costs at Domain 9, which commenced its initial operations in the first quarter 2024, and initial leasing costs for other properties we have developed. This decrease is partially offset by increased spending on operating property leasing costs related to our Sail Tower property.

The above leasing costs include leasing commissions and tenant improvements, which are both capitalized as a component of our real estate assets as they are incurred. Commitments towards those costs are calculated on square foot basis and are included in our leasing activity as leases are executed.

Leasing activity details, including the components of net effective rent per square foot, for our office portfolio on leases executed during the six months ended June 30, 2025 and 2024 are as follows:

	Six Months Ended June 30, 2025
	New	Renewal	Expansion	Total
Net leased square feet (1)	342,165	400,488	130,778	873,431
Number of transactions	40	34	14	88
Lease term in years (2)	7.9	5.6	8.3	6.9

Net effective rent calculation (per square foot per year) (2)
Net annualized rent (3)	$40.12	$35.02	$40.34	$37.81
Net free rent	(2.35)	(1.53)	(1.81)	(1.89)
Leasing commissions	(3.29)	(2.59)	(3.17)	(2.95)
Tenant improvements	(8.65)	(4.43)	(8.23)	(6.65)
Total leasing costs	(14.29)	(8.55)	(13.21)	(11.49)
Net effective rent	$25.83	$26.47	$27.13	$26.32

Second generation leased square footage (4)				632,489
Increase in straight-line basis second generation net rent per square foot (5)				20.8%
Increase in cash-basis second generation net rent per square foot (6)				5.4%

	Six Months Ended June 30, 2024
	New	Renewal	Expansion	Total
Net leased square feet (1)	404,011	268,210	122,019	794,240
Number of transactions	38	28	11	77
Lease term in years (2)	8.4	6.4	9.2	7.8

Net effective rent calculation (per square foot per year) (2)
Net annualized rent (3)	$38.88	$34.86	$34.40	$36.83
Net free rent	(2.49)	(2.08)	(2.14)	(2.30)
Leasing commissions	(3.10)	(2.20)	(2.85)	(2.75)
Tenant improvements	(7.97)	(5.50)	(8.76)	(7.26)
Total leasing costs	(13.56)	(9.78)	(13.75)	(12.31)
Net effective rent	$25.32	$25.08	$20.65	$24.52

Second generation leased square footage (4)				427,324
Increase in straight-line basis second generation net rent per square foot (5)				28.8%
Increase in cash-basis second generation net rent per square foot (6)				11.7%

(1)	Comprised of total square feet leased, unadjusted for ownership share. Excludes leases approximately one year or less, along with apartment, retail, amenity, storage, and intercompany space leases.
(2)	Weighted average of net leased square feet.
(3)	Straight-line net rent per square foot (operating expense reimbursements deducted from gross leases) over the lease term, prior to any deductions for leasing costs. Excludes percent rent leases.
(4)	Excludes leases executed for spaces that were vacant upon acquisition, new leases in development properties, percentage rent leases, and leases for spaces that have been vacant for one year or more.
(5)	Increase in second generation straight-line basis net annualized rent on a weighted average basis.
(6)	Increase in second generation net cash rent at the end of the term paid by the prior tenant compared to net cash rent at the beginning of the term (after any free rent period) paid by the current tenant on a weighted average basis. For early renewals, the final net cash rent paid under the original lease is compared to the first net cash rent paid under the terms of the renewal. Net cash rent is net of any recovery of operating expenses but prior to any deductions for leasing costs.
The amounts of tenant improvement and leasing costs on a per square foot basis vary by lease and by market.
Dividends. We paid common dividends of $108.3 million and $98.0 million in the six months ended June 30, 2025 and 2024, respectively. We expect to fund our future quarterly common dividends with cash provided by operating activities, also using proceeds from investment property sales, distributions from unconsolidated joint ventures, indebtedness, and proceeds from offerings of equity and other securities, if necessary.
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
Off Balance Sheet Arrangements
General. We have a number of off balance sheet joint ventures with varying structures, as described in note 6 of the notes to consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2024 and in note 4 of the notes to condensed consolidated financial statements included in this filing. The joint ventures in which we have an interest are involved in the ownership, acquisition, and/or development of real estate. A venture will fund capital requirements or operational needs with cash from operations or financing proceeds, if possible. If additional capital is deemed necessary, a venture may request a contribution from the partners, and we will evaluate such request.
Debt. At June 30, 2025, our unconsolidated joint ventures had aggregate outstanding indebtedness to third parties of $368.6 million. These loans are generally mortgage or construction loans, which are non-recourse to us. In certain instances, we provide “non-recourse carve-out guarantees” on these non-recourse loans. In addition, along with our Neuhoff Holdings LLC joint venture partner, we guarantee our respective halves of the borrower's obligations to pay certain required equity contributions and project carrying costs, as well as timely completion of project construction. Certain of these loans have variable interest rates, which creates exposure to the ventures in the form of market risk from interest rate changes.
Critical Accounting Policies
There have been no material changes in the critical accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes in the market risk associated with our notes payable at June 30, 2025 compared to that as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.
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

Item 1A. Risk Factors.
Risk factors that affect our business and financial results are discussed in Part I, "Item 1A. Risk Factors," of our Annual Report on Form 10-K for the year ended December 31, 2024 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025. There have been no material changes in our risk factors from those previously disclosed in our Annual Report and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025. You should carefully consider the risks disclosed in our Annual Report for the year ended December 31, 2024 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, which could materially affect our business, financial condition, or future results. The risks described therein are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
We did not make any sales of unregistered securities common shares during the second quarter of 2025.
The table below reflects purchases of common stock made during the three month period ended June 30, 2025.

Period	Total Number of Shares of Stock Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased Under Announced Programs	Approximate Dollar value of Shares That May Yet be Purchased Under Announced Programs
May 1 - 31, 2025	67	$27.60	—	—
Total	67	$27.60	—	$—

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

4.1
Third Supplemental Indenture, dated as of June 6, 2025, by and among Cousins Properties LP, Cousins Properties Incorporated and U.S. Bank Trust Company, National Association, as trustee, filed as Exhibit 4.2 to the Registrant's Current Report on Form 8-K on June 6, 2025 and incorporated herein by reference.

4.2		Form of 5.250% Senior Notes due 2030 (included in Exhibit 4.1), filed as Exhibit 4.3 to the Registrant's Current Report on Form 8-K on June 6, 2025 and incorporated herein by reference.

22	†	Subsidiary Issuer of Guaranteed Securities

31.1	†	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	†	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	†	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	†	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	†	The following financial information for the Registrant, formatted in inline XBRL (Extensible Business Reporting Language): (i) the consolidated balance sheets, (ii) the consolidated statements of operations, (iii) the consolidated statements of equity, (iv) the consolidated statements of cash flows, and (v) the notes to condensed consolidated financial statements.

104	†	Cover page interactive data file (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibit 101).

†	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

COUSINS PROPERTIES INCORPORATED
/s/ Gregg D. Adzema
Gregg D. Adzema
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)
Date: July 31, 2025