Form 10-Q
period 2025-09-30
COUSINS PROPERTIES INC
filed 2025-10-30
CIK 25232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 24, 2025
Common Stock, $1 par value per share	167,965,499 shares

FORWARD-LOOKING STATEMENTS

Certain matters contained in this report are “forward-looking statements” within the meaning of the federal securities laws and are subject to uncertainties and risks, as itemized in Item 1A included in the Annual Report on Form 10-K for the year ended December 31, 2024, and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2025. These forward-looking statements include information about possible or assumed future results of the business and our financial condition, liquidity, results of operations, plans, and objectives. Examples of forward-looking statements in this Quarterly Report on Form 10-Q include the Company’s business and financial strategy; objectives of management; future debt financings; future acquisitions and dispositions of operating assets, joint venture interests, and land; future acquisitions of investments in real estate debt; future development and redevelopment opportunities; future issuances of common stock, limited partnership units, or preferred stock; future distributions; projected capital expenditures; market and industry trends; future occupancy or volume and velocity of leasing activity; entry into new markets or changes in existing market concentrations; future changes in interest rates and liquidity of capital markets; and all statements that address operating performance, events, investments, or developments that we expect or anticipate will occur in the future.
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

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2025	December 31, 2024
	(unaudited)
Assets:
Real estate assets:
Operating properties, net of accumulated depreciation of $1,850,379 and $1,627,251 in 2025 and 2024, respectively	$7,950,610	$7,785,597
Land	154,724	154,726
	8,105,334	7,940,323

Cash and cash equivalents	4,675	7,349
Investments in real estate debt, at fair value	36,766	167,219
Accounts receivable	11,704	11,491
Deferred rents receivable	263,867	232,078
Investments in unconsolidated joint ventures	215,507	185,478
Intangible assets, net	171,721	171,989
Other assets, net	90,907	86,219
Total assets	$8,900,481	$8,802,146
Liabilities:
Notes payable	$3,309,383	$3,095,666
Accounts payable and accrued expenses	307,176	337,248
Deferred income	300,650	277,132
Intangible liabilities, net	121,494	111,221
Other liabilities	104,115	110,712
Total liabilities	4,142,818	3,931,979
Commitments and contingencies
Equity:
Stockholders' investment:
Common stock, $1 par value per share, 300,000,000 shares authorized, 167,965,499 and 167,660,480 issued and outstanding in 2025 and 2024, respectively	167,965	167,660
Additional paid-in capital	5,968,470	5,959,670
Distributions in excess of cumulative net income	(1,401,660)	(1,280,547)
Accumulated other comprehensive loss	—	(105)
Total stockholders' investment	4,734,775	4,846,678
Nonredeemable noncontrolling interests	22,888	23,489
Total equity	4,757,663	4,870,167
Total liabilities and equity	$8,900,481	$8,802,146

See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenues:
Rental property revenues	$246,461	$207,260	$727,203	$627,552
Fee income	526	495	1,516	1,280
Other	1,339	1,457	10,063	2,599
	248,326	209,212	738,782	631,431
Expenses:
Rental property operating expenses	80,023	66,005	231,358	207,714
Reimbursed expenses	124	188	420	479
General and administrative expenses	9,510	9,204	29,957	27,325
Interest expense	41,497	30,773	116,785	89,424
Depreciation and amortization	105,272	89,784	308,276	271,429
Other	440	327	1,305	1,602
	236,866	196,281	688,101	597,973

Loss from unconsolidated joint ventures	(2,682)	(1,575)	(6,152)	(788)
Gain on investment property transactions	—	—	—	98
Net income	8,778	11,356	44,529	32,768
Net income attributable to noncontrolling interests	(188)	(158)	(559)	(442)
Net income available to common stockholders	$8,590	$11,198	$43,970	$32,326

Net income per common share — basic and diluted	$0.05	$0.07	$0.26	$0.21
Weighted average common shares — basic	167,967	152,140	167,902	152,060
Weighted average common shares — diluted	168,738	152,812	168,698	152,604

See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited; in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Comprehensive Income:
Net income available to common stockholders	$8,590	$11,198	$43,970	$32,326
Other comprehensive income (loss):
Unrealized gain (loss) on cash flow hedges	—	(1,380)	11	2,708
Amortization of cash flow hedges	—	(1,489)	94	(5,002)
Total other comprehensive income (loss)	—	(2,869)	105	(2,294)
Total comprehensive income	$8,590	$8,329	$44,075	$30,032

See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited; in thousands except per share amounts)

Three Months Ended September 30, 2025
	Common Stock	Additional Paid-In Capital	Distributions in Excess of Net Income	Stockholders' Investment	Nonredeemable Noncontrolling Interests	Total Equity
Balance June 30, 2025	$167,968	$5,965,497	$(1,355,394)	$4,778,071	$23,082	$4,801,153
Net income	—	—	8,590	8,590	188	8,778
Amortization of stock-based compensation, net of forfeitures	(3)	2,973	—	2,970	—	2,970
Distributions to noncontrolling interests	—	—	—	—	(382)	(382)
Common dividends ($0.32 per share)	—	—	(54,856)	(54,856)	—	(54,856)
Balance September 30, 2025	$167,965	$5,968,470	$(1,401,660)	$4,734,775	$22,888	$4,757,663

Three Months Ended September 30, 2024
	Common Stock	Additional Paid-In Capital	Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Investment	Nonredeemable Noncontrolling Interests	Total Equity
Balance June 30, 2024	$152,140	$5,500,937	$(1,202,222)	$2,767	$4,453,622	$23,882	$4,477,504
Net income	—	—	11,198	—	11,198	158	11,356
Other comprehensive income	—	—	—	(2,869)	(2,869)	—	(2,869)
Amortization of stock-based compensation, net of forfeitures	—	3,098	4	—	3,102	—	3,102
Distributions to noncontrolling interests	—	—	—	—	—	(411)	(411)
Common dividends ($0.32 per share)	—	—	(49,084)	—	(49,084)	—	(49,084)
Balance September 30, 2024	$152,140	$5,504,035	$(1,240,104)	$(102)	$4,415,969	$23,629	$4,439,598

Nine Months Ended September 30, 2025
	Common Stock	Additional Paid-In Capital	Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Stockholders' Investment	Nonredeemable Noncontrolling Interests	Total Equity
Balance December 31, 2024	$167,660	$5,959,670	$(1,280,547)	$(105)	$4,846,678	$23,489	$4,870,167
Net income	—	—	43,970	—	43,970	559	44,529
Other comprehensive income	—	—	—	105	105	—	105
Common stock issued and tax withholding pursuant to stock-based compensation	311	(3,061)	—	—	(2,750)	—	(2,750)
Amortization of stock-based compensation, net of forfeitures	(6)	11,861	—	—	11,855	—	11,855
Contributions from noncontrolling interests	—	—	—	—	—	7	7
Distributions to noncontrolling interests	—	—	—	—	—	(1,167)	(1,167)
Common dividends ($0.96 per share)	—	—	(165,083)	—	(165,083)	—	(165,083)
Balance September 30, 2025	$167,965	$5,968,470	$(1,401,660)	$—	$4,734,775	$22,888	$4,757,663

Nine Months Ended September 30, 2024
	Common Stock	Additional Paid-In Capital	Treasury Stock	Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Investment	Nonredeemable Noncontrolling Interests	Total Equity
Balance December 31, 2023	$154,336	$5,638,709	$(145,696)	$(1,125,390)	$2,192	$4,524,151	$24,162	$4,548,313
Net income	—	—	—	32,326	—	32,326	442	32,768
Other comprehensive loss	—	—	—	—	(2,294)	(2,294)	—	(2,294)
Common stock issued and tax withholding pursuant to stock-based compensation	346	(1,594)	—	—	—	(1,248)	—	(1,248)
Amortization of stock-based compensation, net of forfeitures	(5)	10,079	—	—	—	10,074	—	10,074
Retirement of Treasury Stock	(2,537)	(143,159)	145,696	—	—	—	—	—
Contributions from noncontrolling interests	—	—	—	—	—	—	22	22
Distributions to noncontrolling interests	—	—	—	—	—	—	(997)	(997)
Common dividends ($0.96 per share)	—	—	—	(147,040)	—	(147,040)	—	(147,040)
Balance September 30, 2024	$152,140	$5,504,035	$—	$(1,240,104)	$(102)	$4,415,969	$23,629	$4,439,598

See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in thousands)

	Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$44,529	$32,768
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on investment property transactions	—	(98)
Depreciation and amortization	308,276	271,429
Amortization of deferred financing costs, debt premiums, and debt discounts, net	3,313	3,024
Equity-classified stock-based compensation expense, net of forfeitures	13,113	11,272
Effect of non-cash adjustments to rental revenues	(65,726)	(42,258)
Loss from unconsolidated joint ventures	6,152	788
Operating distributions from unconsolidated joint ventures	1,310	2,451
Changes in other operating assets and liabilities, net of acquisitions:
Change in receivables and other assets, net	(5,865)	(5,730)
Change in operating liabilities, net	(17,299)	(2,451)
Net cash provided by operating activities	287,803	271,195
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(180,460)	(184,121)
Property acquisitions	(247,845)	—
Proceeds from borrower repayment of investments in real estate debt	150,791	—
Investments in real estate debt	(20,338)	(28,636)
Contributions to unconsolidated joint ventures	(37,660)	(41,119)
Proceeds from investment property sales, net	—	(3)
Net cash used in investing activities	(335,512)	(253,879)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facility	389,115	396,800
Repayment of credit facility	(417,732)	(581,900)
Bond issuance, net of original issue discount	499,935	498,540
Repayment of term loans	—	(100,000)
Repayment of senior notes	(250,000)	—
Repayment of mortgages	(5,044)	(6,395)
Repurchase of shares withheld for taxes on restricted stock vestings	(1,908)	(1,111)
Payment of deferred financing costs	(5,802)	(5,446)
Payment of issuance of common stock costs	(315)	—
Common dividends paid	(162,054)	(146,733)
Contributions from noncontrolling interests	7	22
Distributions to noncontrolling interests	(1,167)	(997)
Net cash provided by financing activities	45,035	52,780
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,674)	70,096
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	7,349	6,047
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,675	$76,143
See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
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
Cousins, CPLP, CTRS, and their subsidiaries (collectively, the “Company”) develop, acquire, lease, manage, and own primarily Class A office properties and opportunistic mixed-use developments in the Sun Belt markets of the United States with a focus on Austin, Atlanta, Charlotte, Tampa, Phoenix, Dallas, and Nashville. Cousins has elected to be taxed as a REIT and intends to, among other things, distribute at least 100% of its net taxable income to stockholders, thereby eliminating any liability for federal income taxes under current law. Therefore, the results included herein do not include a federal income tax provision for Cousins. As of September 30, 2025, the Company's operating portfolio of real estate assets consisted of interests in 21.1 million square feet of office space and 467,000 square feet of other space.
Basis of Presentation: The condensed consolidated financial statements are unaudited and were prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, these interim financial statements reflect all adjustments necessary (all of which are of a normal and recurring nature) for the fair presentation of the interim financial statements and accompanying notes. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of results expected for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2024. The accounting policies employed are substantially the same as those shown in note 2 of the notes to consolidated financial statements included therein.
The Company evaluates all partnerships, joint ventures, and other arrangements with variable interests to determine if the entity or arrangement qualifies as a variable interest entity ("VIE"), as defined in the Financial Accounting Standard Board's ("FASB") Accounting Standards Codification ("ASC"). If the entity or arrangement qualifies as a VIE and the Company is determined to be the primary beneficiary, the Company is required to consolidate the assets, liabilities, and results of operations of the VIE. The Company had no investments or interests in any VIEs as of September 30, 2025 or December 31, 2024.

2. REAL ESTATE
In July 2025, the Company acquired The Link in Uptown Dallas. The assets acquired and liabilities assumed were recorded at relative fair value as determined by management, with the assistance of third party specialists, based on information available at the acquisition date and on current assumptions of future operations. The following table summarizes the acquisition ($ in thousands):

The Link
Closing Purchase Price	$218,000
Acquisition Date	July 2025
Square Feet	292,000
Market	Dallas
Purchase Price Allocation
Tangible assets
Operating properties	$222,890

Intangible and other assets
In-place leases (1)	19,260
Prepaid expenses	48
19,308

Intangible and other liabilities
Below market leases (1)	(21,409)
Accounts payable and other liabilities	(5,775)
(27,184)

Total net assets acquired (2)	$215,014
(1) The intangible assets and liabilities will be amortized over a weighted average remaining lease term of 9.3 years from the acquisition date.
(2) Represents net purchase price, including acquisition costs of $280,000 as well as net operating liabilities of $3.3 million acquired through closing prorations.

3. INVESTMENTS IN REAL ESTATE DEBT
The details of the real estate debt investments are as follows ($ in thousands):

	Carrying Value and Fair Value at
Collateral	September 30, 2025	December 31, 2024

110 East - Pledge of equity interest (1) Charlotte, NC, Office Building	$17,180	$16,559
Radius - Pledge of equity interest (1) Nashville, TN, Office Building	—	12,660
Saint Ann - Pledge of asset Dallas, TX, Office Building	—	138,000
Neuhoff - Pledge of equity interest (2) Nashville, TN, Mixed Use Development	19,586	—

	$36,766	$167,219

(1) The first priority lender of these mortgage loans had a combined balance of $89.9 million and $152.7 million as of September 30, 2025 and December 31, 2024, respectively.
(2) Reflects a loan to the Company's equity partner in the Neuhoff joint venture and is secured by such partner's 50% equity interest in the joint venture.

	Interest Income for the Three Months Ended September 30,		Interest Income for the Nine Months Ended September 30,
Collateral	2025	2024	2025	2024

110 East - Pledge of equity interest Charlotte, NC, Office Building	$580	$569	$1,706	$818
Radius - Pledge of equity interest Nashville, TN, Office Building	—	442	1,241	560
Saint Ann - Pledge of asset Dallas, TX, Office Building	—	—	350	—
Neuhoff - Pledge of equity interest Nashville, TN, Mixed Use Development	26	—	26	—

	$606	$1,011	$3,323	$1,378
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
On January 10, 2025, the Company entered into the First Amendment to Mezzanine Loan Agreement on the Radius loan, which among other things, reduced the requirements for the borrower to qualify for an extension on the loan in exchange for a minimum payment of interest. On March 27, 2025, the Radius borrower repaid the $12.8 million mezzanine loan, and paid the interest in full, including a minimum interest guaranty of $858,000. Interest income on investments in real estate debt, including this minimum interest guaranty, is included in other revenue in the Company's consolidated statements of operations.
In the third quarter of 2025, the Company loaned its joint venture partner $19.6 million, which the partner used to fund a contribution to the Neuhoff joint venture. The loan to the Company's partner is secured by such partner’s interest in the joint venture, bears interest at SOFR plus 6.25%, and has an initial maturity of September 30, 2026, which may be extended to September 30, 2027 if the related joint venture construction loan is extended (see note 4).

The 110 East loan provides the borrower with an opportunity to extend the initial maturity date of February 2026 to February 2027, subject to certain conditions. The variable interest rate at September 30, 2025 was 13.15%, including a SOFR base rate of 4.15%. The borrower has additional borrowing capacity under this loan, for which the Company funded $2.4 million subsequent to the acquisition of the loan through the period ended September 30, 2025. The Company's share of additional borrowing capacity commitment under this loan is $4.8 million as of September 30, 2025.
As of September 30, 2025, the Company believes the fair value of the investments in real estate debt approximates the invested carrying values and, therefore, did not record any unrealized gain or loss on those investments. The acquisition and origination of the Neuhoff partnership loan was a recently executed market transaction (Level 2) and market instruments for similar debt have not changed significantly since acquisition. The 110 East mezzanine real estate loan rate approximates that which a loan with a similar maturity and loan-to-value relationship could have obtained on September 30, 2025. This fair value analysis is considered to be Level 2 under the guidelines set forth in ASC 820, as the Company utilizes market rates for similar type loans from third party brokers. In subsequent periods, the Company may make adjustments to the carrying values of these loan investments if any are required through application of the fair value hierarchy provided for under GAAP. Interest income earned and any unrealized gain or loss associated with investments in real estate debt are recorded as a component of other revenue on the Company's consolidated statement of operations.
4. INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES
The following information summarizes financial data and principal activities of the Company's unconsolidated joint ventures. The information included in the Summary of Financial Position table is as of September 30, 2025 and December 31, 2024 ($ in thousands).

SUMMARY OF FINANCIAL POSITION
	Company's Ownership Interest	Total Assets		Total Liabilities		Total Equity (Deficit)		Company's Investment (Deferred Income)
		2025	2024	2025	2024	2025	2024	2025		2024
Operating Properties:
AMCO 120 WT Holdings, LLC	20%	$74,428	$74,984	$1,857	$1,254	$72,571	$73,730	$13,282		$13,503
Crawford Long - CPI, LLC (1)	50%	20,744	19,306	84,547	83,571	(63,803)	(64,265)	(31,454)	(2)	(31,626)	(2)
Neuhoff Holdings LLC (3)	50%	596,719	573,495	273,278	306,055	323,442	267,440	180,477		150,376
TL CO Proscenium JV, LLC	20%	88,391	86,517	5,644	3,889	82,747	82,628	16,880		16,768
Land:
715 Ponce Holdings LLC	50%	9,503	9,442	55	57	9,448	9,385	4,868		4,831
		$789,785	$763,744	$365,381	$394,826	$424,405	$368,918	$184,053		$153,852

(1) Crawford Long - CPI, LLC has a mortgage loan for the Medical Offices at Emory Hospital property. This $83.0 million interest-only mortgage loan has a fixed interest rate of 4.80% and matures on June 1, 2032. The Company provides a customary "non-recourse carve-out guaranty" for this loan.
(2) Negative balance is included in deferred income on the consolidated balance sheets.
(3) The Neuhoff Holdings LLC properties have commenced initial operations but are not yet stabilized. Included in the total liabilities above is a construction loan which had an initial borrowing capacity up to $312.7 million, of which the Company's share was $156.4 million. In September 2025, the joint venture entered into the first amendment to the construction loan, repaid $39.2 million of outstanding principal (reducing the current loan capacity to $273.5 million), and extended the maturity date to September 30,
2026. The construction loan now has a total outstanding principal amount of $250 million, of which the Company's share is $125 million. The updated interest rate applicable to the construction loan is based on SOFR plus 3.00% with a minimum rate of 6.25%. The joint venture has one option, subject to certain conditions, to extend the maturity date for an additional 12 months from the current maturity date. The Company and its joint venture partner guarantee their respective halves of the borrower's obligations to pay certain required equity contributions and project carrying costs, as well as timely completion of project construction. The Company and its partner also provide a customary "non-recourse carve-out guaranty". Contemporaneous with the loan transaction, the Company loaned its joint venture partner $19.6 million to fund its related contribution to the Neuhoff joint venture (see note 3).

The information included in the Summary of Operations table below is for the nine months ended September 30, 2025 and 2024 ($ in thousands).

SUMMARY OF OPERATIONS
	Total Revenues		Net Income (Loss)		Company's Income (Loss) from Investment
	2025	2024	2025	2024	2025	2024
Operating Properties:
AMCO 120 WT Holdings, LLC	$7,734	$8,312	$1,743	$1,452	$330	$276
Crawford Long - CPI, LLC	10,793	9,984	2,462	2,290	1,138	1,046
Neuhoff Holdings LLC	14,248	1,538	(14,342)	(3,769)	(7,518)	(2,078)
TL CO Proscenium JV, LLC	11,411	3,141	118	(187)	(133)	(60)
Land:
715 Ponce Holdings LLC	156	148	62	56	31	28
	$44,342	$23,123	$(9,957)	$(158)	$(6,152)	$(788)

5. INTANGIBLE ASSETS AND LIABILITIES
At September 30, 2025 and December 31, 2024, intangible assets included the following ($ in thousands):

	2025	2024
In-place leases, net of accumulated amortization of $134,072 and $135,945 in 2025 and 2024, respectively	$141,722	$139,704
Below-market ground leases, net of accumulated amortization of $2,784 and $2,572 in 2025 and 2024, respectively	16,469	16,681
Above-market leases, net of accumulated amortization of $23,774 and $24,190 in 2025 and 2024, respectively	11,856	13,930
Goodwill	1,674	1,674
	$171,721	$171,989

At September 30, 2025 and December 31, 2024, intangible liabilities were the following ($ in thousands):

	2025	2024
Below-market leases, net of accumulated amortization of $62,143 and $56,982 in 2025 and 2024, respectively	$121,494	$111,221

The amortization of the above assets and liabilities are recorded as follows ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Rental property revenues, net (Below-market and Above-market leases)	$3,398	$1,476	$9,024	$4,495

Expenses:
Depreciation and amortization (In-place leases)	5,925	4,107	17,243	14,471
Rental property operating and other expenses (Below-market ground leases)	71	69	211	240

Over the next five years and thereafter, aggregate amortization of these intangible assets and liabilities is anticipated to be as follows ($ in thousands):

	In-Place Leases	Below-Market Ground Leases	Above-Market Leases	Below-Market Leases
2025 (three months)	$6,038	$71	$673	$(4,360)
2026	21,950	282	2,417	(15,037)
2027	18,286	282	1,830	(12,618)
2028	16,027	282	1,718	(12,274)
2029	14,630	282	1,449	(11,870)
Thereafter	64,791	15,270	3,769	(65,335)
	$141,722	$16,469	$11,856	$(121,494)

6. OTHER ASSETS
Other assets on the consolidated balance sheets as of September 30, 2025 and December 31, 2024 included the following ($ in thousands):

	2025	2024
Predevelopment costs and earnest money (1)	$60,586	$58,224
Prepaid expenses and other assets	7,923	4,492
Lease inducements, net of accumulated amortization of $9,461 and $8,181 in 2025 and 2024, respectively (2)	11,578	11,024
Furniture, fixtures and equipment and other deferred costs, net of accumulated depreciation of $20,862 and $20,004 in 2025 and 2024, respectively	8,795	9,491
Credit Facility deferred financing costs, net of accumulated amortization of $4,379 and $3,416 in 2025 and 2024, respectively	2,025	2,988
	$90,907	$86,219
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

7. NOTES PAYABLE
The following table summarizes the terms of notes payable outstanding at September 30, 2025 and December 31, 2024 ($ in thousands):

Description	Interest Rate (1)	Maturity (2)	2025	2024
Unsecured Notes:
Credit Facility	4.995%	April 2027	$83,714	$112,332
Public Senior Notes	5.875%	October 2034	500,000	500,000
Public Senior Notes	5.25%	July 2030	500,000	—
Public Senior Notes	5.375%	February 2032	400,000	400,000
Term Loan (3)	4.971%	March 2026	400,000	400,000
Privately Placed Senior Notes	3.95%	July 2029	275,000	275,000
Term Loan (4)	5.22%	February 2026	250,000	250,000
Privately Placed Senior Notes (5)	3.91%	July 2025	—	250,000
Privately Placed Senior Notes	3.86%	July 2028	250,000	250,000
Privately Placed Senior Notes	3.78%	July 2027	125,000	125,000
Privately Placed Senior Notes	4.09%	July 2027	100,000	100,000
			2,883,714	2,662,332
Secured Mortgage Notes:
Terminus (6)	6.34%	January 2031	221,000	221,000
201 N. Tryon	3.37%	October 2026	119,909	122,802
Colorado Tower	3.45%	September 2026	101,928	104,080
			442,837	447,882
			$3,326,551	$3,110,214

Unamortized original issue discount			(3,341)	(3,560)
Unamortized loan costs			(13,827)	(10,988)
Total Notes Payable			$3,309,383	$3,095,666

(1)    Interest rate as of September 30, 2025.
(2)    Weighted average maturity of notes payable outstanding at September 30, 2025 was 4.0 years, exclusive of unexercised extension options.
(3)    The Company exercised the second of four available six-month extension options, which became effective on September 3, 2025, and extends the maturity to March 3, 2026.
(4)    The Company exercised the third of four available 180-day extension options, which became effective on August 25, 2025, and extends the maturity to February 20, 2026.
(5)    In July of 2025, the Company repaid these notes in full.
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
At September 30, 2025, the Credit Facility's interest rate spread over Adjusted SOFR was 0.775%, and the facility fee was 0.15%. The amount that the Company may draw under the Credit Facility is a defined calculation based on the Company's unencumbered assets and other factors. The total available borrowing capacity under the Credit Facility was $916.3 million at September 30, 2025. Any amounts outstanding under the Credit Facility may be accelerated upon the occurrence of any events of default.
Term Loans
On October 3, 2022, the Company entered into a Delayed Draw Term Loan Agreement (the "2022 Term Loan") and borrowed the full $400 million available under the loan. Under the 2022 Term Loan, the applicable interest rate varies according to the Company's credit rating and leverage ratio and may, at the election of the Company, be determined based on either (1) the Daily SOFR or Term SOFR, plus a SOFR adjustment of 0.10% ("Adjusted SOFR") and a spread of between 0.80% and 1.60%, or (2) the greater of (i) Bank of America's prime rate, (ii) the federal funds rate plus 0.50%, (iii) Term SOFR, plus a SOFR adjustment of 0.10%, and 1.00%, or (iv) 1.00%, plus a spread of between 0.00% and 0.65%, based on leverage. The loan had an initial maturity of March 3, 2025 with four consecutive options to extend the maturity date for an additional six months each. The Company exercised the first of the four six-month extension options, which became effective March 3, 2025, and elected six-month Term SOFR fixing the underlying SOFR rate at 4.2618% from March 3, 2025 through September 2, 2025. The Company exercised the second of the four six-month extension options, which became effective September 3, 2025, extending the maturity date to March 3, 2026, and elected six-month Term SOFR fixing the underlying SOFR rate at 4.0206% from September 3, 2025 through March 2, 2026. The final maturity date, should the Company elect to exercise the two remaining extensions, would be March 3, 2027. The covenants under the 2022 Term Loan are the same as the Credit Facility. At September 30, 2025, the spread over the underlying SOFR rates was 0..85% for the 2022 Term Loan.
On April 19, 2023, the Company entered into a floating-to-fixed rate swap with respect to $200 million of the $400 million 2022 Term Loan through the initial maturity date of March 3, 2025. This swap fixed the underlying SOFR rate at 4.298%. On January 26, 2024, the Company entered into a floating-to-fixed rate swap with respect to remaining $200 million of the $400 million 2022 Term Loan through the initial maturity date of March 3, 2025. This swap fixed the underlying SOFR rate at 4.6675% (see note 8). These two swaps fixed the underlying SOFR rate for the full $400 million at a weighted average of 4.483%. These swaps expired on March 3, 2025.
On June 28, 2021, the Company entered into an Amended and Restated Term Loan Agreement (the "2021 Term Loan") that amended a former term loan agreement. Under the 2021 Term Loan, the Company has borrowed $350 million with an initial maturity of August 30, 2024 and four consecutive options to extend the maturity date for an additional 180 days each. In August 2024, the Company repaid $100 million of the $350 million outstanding. The Company has exercised the third of four 180-day extension options, which became effective August 25, 2025, extending the maturity date on the remaining $250 million to February 20, 2026. The final maturity date, assuming the Company exercises the one remaining extension, would be August 20, 2026. On September 19, 2022, the Company entered into the First Amendment to the 2021 Term Loan. This amendment aligns covenants and available interest rates, including the addition of SOFR, to that of the Credit Facility. Under the terms of this First Amendment, the interest rate applicable to the 2021 Term Loan varies according to the Company's credit rating and leverage ratio and may, at the election of the Company, be determined based on either (1) the Daily SOFR or Term SOFR, plus a SOFR adjustment of 0.10% ("Adjusted SOFR") and a spread of between 0.85% and 1.65%, or (2) the greater of (i) Bank of America's prime rate, (ii) the federal funds rate plus 0.50%, (iii) Term SOFR, plus a SOFR adjustment of 0.10%, and 1.00%, or (iv) 1.00%, plus a spread of between 0.00% and 0.65%, based on leverage. At September 30, 2025, the spread over the underlying SOFR rates was 1.00% for the 2021 Term Loan.
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

Unsecured Senior Notes
At September 30, 2025, the Company had $2.2 billion aggregate principal amount of senior unsecured notes outstanding.
In June 2025, CPLP issued $500.0 million in aggregate principal amount of 5.25% public senior notes. Upon issuance of these notes, CPLP received proceeds of $499.9 million dollars, net of the original issue discount of $65,000, resulting in an effective interest rate of 5.251%. These public senior notes are fully and unconditionally guaranteed by the Company. The proceeds were used to repay, at maturity, the $250.0 million outstanding amount of the privately placed senior notes due July 7, 2025; to partially fund the acquisition of The Link on July 28, 2025 (see note 2); and for general corporate purposes. These public senior notes had issuance costs of $4.2 million and mature on July 15, 2030.
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
The Company also has $750.0 million aggregate principal amount of privately placed unsecured senior notes outstanding that were funded in four tranches. The first tranche of $100 million is due in 2027 and has a fixed annual interest rate of 4.09%. The second tranche of $125 million is due in 2027 and has a fixed annual interest rate of 3.78%. The third tranche of $250 million is due in 2028 and has a fixed annual interest rate of 3.86%. The fourth tranche of $275 million is due in 2029 and has a fixed annual interest rate of 3.95%. The fifth tranche of $250 million privately placed senior unsecured notes had a fixed interest rate of 3.91% and was repaid at maturity on July 7, 2025.
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
As of September 30, 2025, the Company had $442.8 million outstanding on four non-recourse mortgage notes with a weighted average interest rate of 4.87%. All interest rates on the secured mortgage notes are fixed. Assets with depreciated carrying values of $703.4 million were pledged as security on these mortgage notes payable. In addition, the Company provides a customary “non-recourse carve-out guaranty” on each non-recourse loan, along with a guarantee of certain re-leasing expenses for vacancy at 201 N. Tryon.

Other Debt Information
The Company is in compliance with all of the covenants related to its unsecured and secured debt.
At September 30, 2025 and December 31, 2024, the estimated fair value of the Company’s notes payable was $3.4 billion and $3.1 billion, respectively, calculated by discounting the debt's remaining contractual cash flows at estimated current market rates at which similar loans could have been obtained at September 30, 2025 and December 31, 2024, respectively. The estimate of the current market rates, which is the most significant input in the discounted cash flow calculation, is intended to replicate debt of similar maturity and loan-to-value relationship. These fair value calculations are considered to be Level 2 under the guidelines as set forth in ASC 820, as the Company utilizes market rates for similar type loans from third party brokers.
For the three and nine months ended September 30, 2025 and 2024, interest expense was recorded as follows ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total interest incurred	$43,131	$33,687	$122,705	$99,242
Interest capitalized	(1,634)	(2,914)	(5,920)	(9,818)
Total interest expense	$41,497	$30,773	$116,785	$89,424

8. DERIVATIVE FINANCIAL INSTRUMENTS
The Company has no outstanding derivative financial instruments as of September 30, 2025.
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

The table below presents the effect of the Company's derivative financial instruments on the consolidated statements of operations for the three and nine months ended September 30, 2025 and 2024 ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Cash Flow Hedges:	2025	2024	2025	2024
Amount of loss (income) recognized in accumulated other comprehensive income on interest rate derivatives	$—	$(1,380)	$11	$2,708
Amount of loss (income) reclassified from accumulated other comprehensive income into income as an increase (reduction) of interest expense	$—	$(1,489)	$94	$(5,002)
Total amount of interest expense presented in the consolidated statements of operations	$41,497	$30,773	$116,785	$89,424

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
9. OTHER LIABILITIES
Other liabilities on the consolidated balance sheets as of September 30, 2025 and December 31, 2024 included the following ($ in thousands):

	2025	2024
Ground lease liability	$50,144	$50,003
Prepaid rent	35,082	41,949
Security deposits	17,015	17,043
Other liabilities	1,874	1,717
	$104,115	$110,712
10. COMMITMENTS AND CONTINGENCIES
Commitments
As a lessor, the Company had $131.6 million in future obligations under leases to fund tenant improvements and other future construction obligations at September 30, 2025. Additionally, the Company had $4.8 million of future funding commitments related to investments in real estate debt at September 30, 2025 as discussed in note 3.
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
ATM Program
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
During the three months ended September 30, 2025, the Company did not sell any shares under Forward Sales contracts. During the nine months ended September 30, 2025, the Company sold 2.9 million shares under Forward Sales contracts at an average price of $30.44 per share, respectively. These Forward Sales contracts have an initial maturity date of December 31, 2025, which can be extended by mutual agreement of each party. The future settlement proceeds, as of September 30, 2025, net of $894,000 of commissions, will be $88.5 million. Prior to the Forward Sales executed during the nine months ended September 30, 2025, the Company had issued 2.6 million shares under the ATM Program and generated cash proceeds of $101.4 million, net of $1.1 million of commissions, $1.7 million of dividends owed during the period the Forward Sales were outstanding, and $900,000 of other transaction related costs. Of the aggregate gross sales price of up to $500 million available to be sold under the EDA for the current ATM program, the Company has $305.6 million remaining as of September 30, 2025.
To the extent, prior to settlement, shares sold under Forward Sales were potentially dilutive during the period under the treasury stock method, the impact of such dilution is disclosed in the calculation included in note 14. The Company did not issue any shares under the ATM Program during the three and nine months ended September 30, 2025 and did not have any outstanding Forward Sales contracts as of December 31, 2024.
Other Equity Transactions
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
For the three and nine months ended September 30, 2025, the Company recognized rental property revenues of $246.5 million and $727.2 million, respectively, of which $69.3 million and $201.4 million, respectively, represented variable rental revenue. For the three and nine months ended September 30, 2024, the Company recognized rental property revenues of $207.3 million and $627.6 million, respectively, of which $56.2 million and $178.2 million, respectively, represented variable rental revenue.
For the three and nine months ended September 30, 2025, the Company recognized fee and other revenue of $1.9 million and $11.6 million, respectively. Included in 2025 other revenue is interest income from investments in real estate debt (see note 3) and the proceeds from the sale of the Company's SVB bankruptcy claim discussed below. For the three and nine months ended September 30, 2024, the Company recognized fee and other revenue of $2.0 million and $3.9 million, respectively.

The Company had a lease with SVB Financial Group ("SVB Financial") at its Hayden Ferry 1 property in Phoenix, Arizona. SVB Financial’s primary subsidiary, Silicon Valley Bank ("SVB"), was placed in receivership by the Federal Deposit Insurance Corporation ("FDIC") on March 10, 2023. On March 17, 2023, SVB Financial filed a voluntary petition for a court-supervised reorganization under Chapter 11 of the US Bankruptcy Code. On March 27, 2023, First Citizen's BancShares, Inc. ("FCB") announced it had purchased SVB Financial's subsidiary, SVB, the primary user of the leased space. In June 2023, the Bankruptcy court approved SVB Financial's request for an order rejecting the lease, with an effective date no later than September 30, 2023. In June 2023, the Company recorded a reduction of revenue of $1.6 million related to the write-down of net assets associated with this lease at the time that the collection of rents for the term of the lease no longer remained probable. In February 2025, the Company sold its bankruptcy claim, related primarily to the lease rejection, to a third party for $4.6 million in cash, which is included in other revenue in the Company's consolidated statement of operations for the nine months ended September 30, 2025. The Company has no additional claims under these bankruptcy proceedings as of September 30, 2025.
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
The Company's compensation expense for the three and nine months ended September 30, 2025 relates to restricted stock, stock-settled RSUs, and the ESPP. Restricted stock and the stock-settled RSUs are equity-classified awards for which compensation expense per share is fixed. For the three and nine months ended September 30, 2025 and 2024, stock-based compensation expense, net of forfeitures, was recorded as follows ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Equity-classified awards:
Restricted stock	$1,150	$1,047	$3,447	$3,088
Market-based RSUs	1,345	1,521	6,291	5,373
Performance-based RSUs	456	510	2,052	1,543
Director grants	410	391	1,259	1,196
Employee Stock Purchase Plan	22	24	75	72
Total equity-classified award expense, net of forfeitures	$3,383	$3,493	$13,124	$11,272

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
The following table summarizes the grants of equity-classified awards made to employees by the Company during the nine months ended September 30, 2025 and 2024, respectively, (in thousands):

	Shares and Targeted Units Granted in
	2025	2024
Market-based RSUs	178	206
Performance-based RSUs	77	88
Restricted stock	179	204

The Monte Carlo valuation used to determine the grant date fair value of the equity-classified Market-based RSUs included the following assumptions for those RSUs granted during nine months ended September 30, 2025 and 2024:

		Assumptions for RSUs Granted in
		2025	2024
Volatility	(1)	31.3%	30.5%
Risk-free rate	(2)	4.26%	4.43%
Stock beta	(3)	0.88%	0.96%
(1) Based on historical volatility over three years using daily stock price.
(2) Reflects the yield on three-year Treasury bonds.
(3) Betas are calculated with up to three years of daily stock price data.

14. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2025 and 2024 ($ in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Earnings per common share - basic:
Numerator:
Net income	$8,778	$11,356	$44,529	$32,768
Net income attributable to noncontrolling interests in CPLP from continuing operations	(1)	(1)	(7)	(5)
Net income attributable to other noncontrolling interests	(187)	(157)	(552)	(437)
Net income available to common stockholders	$8,590	$11,198	$43,970	$32,326

Denominator:
Weighted average common shares - basic	167,967	152,140	167,902	152,060
Net income per common share - basic	$0.05	$0.07	$0.26	$0.21

Earnings per common share - diluted:
Numerator:
Net income	$8,778	$11,356	$44,529	$32,768
Net income attributable to other noncontrolling interests	(187)	(157)	(552)	(437)
Net income available for common stockholders before allocation of net income attributable to noncontrolling interests in CPLP	$8,591	$11,199	$43,977	$32,331

Denominator:
Weighted average common shares - basic	167,967	152,140	167,902	152,060
Add:
Potential dilutive common shares - ESPP	—	5	—	2
Potential dilutive common shares - restricted stock units, less shares assumed purchased at market price	746	642	771	517
Weighted average units of CPLP convertible into common shares	25	25	25	25
Weighted average common shares - diluted	168,738	152,812	168,698	152,604
Net income per common share - diluted	$0.05	$0.07	$0.26	$0.21

The treasury stock method resulted in no dilution from shares expected to be issued under forward contracts for the future sales of common stock under the Company's ATM Program during the respective periods presented.

15. CONSOLIDATED STATEMENTS OF CASH FLOWS - SUPPLEMENTAL INFORMATION
Supplemental information related to the cash flows, including significant non-cash activity affecting the consolidated statements of cash flows, for the nine months ended September 30, 2025 and 2024 is as follows ($ in thousands):

	2025	2024
Interest paid, net of amounts capitalized	$112,347	$93,742
Income taxes paid	—	—
Non-Cash Investing and Financing Activities:
Common stock dividends declared and accrued	57,600	49,687
Tenant improvements funded by tenants	51,974	92,001
Change in real estate included in accounts payable and accrued expenses	(24,964)	(19,892)
Retirement of treasury stock	—	145,696

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
Segment net income, individually significant components of rental property operating expenses, amount of capital expenditures, and total assets are not presented in this note because the CODM does not utilize these measures when analyzing segments or when making resource allocation decisions. The below presentation has been recast for all years presented to comply with updates to ASC 280 required by Accounting Standards Update 2023-07 "ASU 2023-07," "Segment Reporting" issued by the Financial Accounting Standards Board in November 2023. Information on the Company's segments along with a reconciliation of NOI to net income for the three and nine months ended September 30, 2025 and 2024 are as follows ($ in thousands):

Three Months Ended September 30, 2025	Rental Property Revenues	Rental Property Operating Expenses	NOI

Austin	$88,296	$28,053	$60,243
Atlanta	82,570	30,043	52,527
Charlotte	21,480	5,890	15,590
Tampa	20,272	7,266	13,006
Phoenix	16,521	4,355	12,166
Dallas	9,278	2,195	7,083
Other	9,890	3,539	6,351
Segment Totals	$248,307	$81,341	$166,966

Other Non - Office Properties	3,748	1,532	2,216
Portfolio Totals	$252,055	$82,873	$169,182

Less: Company's share from unconsolidated joint ventures	$(6,106)	$(2,850)
Termination Fees	512	—

Consolidated Totals	$246,461	$80,023

Three Months Ended September 30, 2024	Rental Property Revenues	Rental Property Operating Expenses	NOI

Atlanta	$77,480	$27,612	$49,868
Austin	69,064	20,803	48,261
Tampa	18,553	5,896	12,657
Phoenix	15,151	4,284	10,867
Charlotte	13,853	4,169	9,684
Dallas	4,422	859	3,563
Other	8,763	2,767	5,996
Segment Totals	$207,286	$66,390	$140,896

Other Non - Office Properties	$2,493	$1,313	$1,180
Portfolio Totals	$209,779	$67,703	$142,076

Less: Company's share from unconsolidated joint ventures	$(3,414)	$(1,698)
Termination Fees	895	—

Consolidated Totals	$207,260	$66,005

Nine Months Ended September 30, 2025	Rental Property Revenues	Rental Property Operating Expenses	NOI

Austin	$262,262	$81,469	$180,793
Atlanta	243,308	86,660	156,648
Charlotte	66,589	17,235	49,354
Tampa	60,868	21,477	39,391
Phoenix	48,758	12,590	36,168
Dallas	18,443	4,102	14,341
Other	29,756	10,717	19,039
Segment Totals	$729,984	$234,250	$495,734

Other Non - Office Properties	10,146	4,769	5,377
Portfolio Totals	$740,130	$239,019	$501,111

Less: Company's share from unconsolidated joint ventures	$(16,305)	$(7,661)
Termination Fees	3,378	—

Consolidated Totals	$727,203	$231,358

Nine Months Ended September 30, 2024	Rental Property Revenues	Rental Property Operating Expenses	NOI

Atlanta	$229,822	$81,081	$148,741
Austin	213,671	71,606	142,065
Tampa	57,444	20,505	36,939
Phoenix	44,584	11,731	32,853
Charlotte	42,055	12,222	29,833
Dallas	13,192	2,760	10,432
Other	25,457	8,281	17,176
Segment Totals	$626,225	$208,186	$418,039

Other Non - Office Properties	$6,885	$2,908	$3,977
Portfolio Totals	$633,110	$211,094	$422,016

Less: Company's share from unconsolidated joint ventures	$(8,009)	$(3,380)
Termination Fees	2,451	—

Consolidated Totals	$627,552	$207,714

The following reconciles Net Operating Income from net income for each of the periods presented ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net Income	$8,778	$11,356	$44,529	$32,768
Fee income	(526)	(495)	(1,516)	(1,280)
Termination fee income	(512)	(895)	(3,378)	(2,451)
Other income	(1,339)	(1,457)	(10,063)	(2,599)
General and administrative expenses	9,510	9,204	29,957	27,325
Interest expense	41,497	30,773	116,785	89,424
Depreciation and amortization	105,272	89,784	308,276	271,429
Reimbursed expenses	124	188	420	479
Other expenses	440	327	1,305	1,602
Loss from unconsolidated joint ventures	2,682	1,575	6,152	788
Net operating income from unconsolidated joint ventures	3,256	1,716	8,644	4,629
Gain on investment property transactions	—	—	—	(98)
Net Operating Income	$169,182	$142,076	$501,111	$422,016

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
During the quarter, we leased 551,000 square feet of office space, including 209,000 of new and expansion leases representing 38% of total leasing activity. Straight-line basis net rent per square foot increased 23.8% for those office spaces that were under lease within the past year. Same property net operating income (defined below) for consolidated properties and our share of unconsolidated properties increased 1.9% between the three months ended September 30, 2025 and 2024.
For the nine months ended September 30, 2025, we have leased or renewed 1,425,000 square feet of office space, including 682,000 of new and expansion leases representing 48% of the total leasing activity. Straight-line basis net rent per square foot increased by 22.1% for those office spaces that were under lease within the past year. Same property net operating income for consolidated properties and our share of unconsolidated properties increased 3.0% between the nine months ended September 30, 2025 and 2024.
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
Results of Operations For The Three and Nine Months Ended September 30, 2025
General
Net income available to common stockholders for the three and nine months ended September 30, 2025 was $8.6 million and $44.0 million, respectively. We detail below material changes in the components of net income available to common stockholders for the three and nine months ended September 30, 2025 compared to 2024.
Rental Property Revenue, Rental Property Operating Expenses, and Net Operating Income
The following results include the performance of our Same Property portfolio. Our Same Property portfolio includes office properties that were stabilized and owned by us for the entirety of each comparable reporting period presented. Same Property amounts for the 2025 versus 2024 comparison period are for properties that were stabilized and owned as of January 1, 2024 through September 30, 2025. We consider many factors in determining whether a property has stabilized, including the property’s occupancy (independently and relative to its submarket) and current leasing pipeline, as well as time since the cessation of major construction activity.
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
The following table reconciles net income to consolidated NOI for each of the periods presented ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net Income	$8,778	$11,356	$44,529	$32,768
Fee income	(526)	(495)	(1,516)	(1,280)
Termination fee income	(512)	(895)	(3,378)	(2,451)
Other income	(1,339)	(1,457)	(10,063)	(2,599)
General and administrative expenses	9,510	9,204	29,957	27,325
Interest expense	41,497	30,773	116,785	89,424
Depreciation and amortization	105,272	89,784	308,276	271,429
Reimbursed expenses	124	188	420	479
Other expenses	440	327	1,305	1,602
Loss from unconsolidated joint ventures	2,682	1,575	6,152	788
Gain on investment property transactions	—	—	—	(98)
Net Operating Income	$165,926	$140,360	$492,467	$417,387

Consolidated rental property revenues, rental property operating expenses, and NOI changed between the 2025 and 2024 periods as follows ($ in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Rental Property Revenues
Same Property	$208,824	$199,845	$8,979	4.5%	$622,941	$607,068	$15,873	2.6%
Non-Same Property	37,125	6,520	30,605	469.4%	100,884	18,033	82,851	459.4%
	245,949	206,365	39,584	19.2%	723,825	625,101	98,724	15.8%

Termination fee income	512	895	(383)		3,378	2,451	927
Total Rental Property Revenues	$246,461	$207,260	$39,201		$727,203	$627,552	$99,651

Rental Property Operating Expenses
Same Property	$70,838	$64,272	$6,566	10.2%	$206,315	$202,639	$3,676	1.8%
Non-Same Property	9,185	1,733	7,452	430.0%	25,043	5,075	19,968	393.5%
Total Rental Property Operating Expenses	$80,023	$66,005	$14,018	21.2%	$231,358	$207,714	$23,644	11.4%

Net Operating Income
Same Property NOI	$137,986	$135,573	$2,413	1.8%	$416,626	$404,429	$12,197	3.0%
Non-Same Property NOI	27,940	4,787	23,153	483.7%	75,841	12,958	62,883	485.3%
Total NOI	$165,926	$140,360	$25,566	18.2%	$492,467	$417,387	$75,080	18.0%

Same Property NOI represents Net Operating Income for those office properties that were stabilized and owned by us for the entirety of the 2025 and 2024 reporting periods presented. Same Property NOI allows analysts, investors, and management to analyze continuing operations and evaluate the growth trend of the Company's portfolio.
Same Property Rental Property Revenues increased for the three months ended September 30, 2025 primarily due to an increase in operating expense recoveries included in rental revenues in addition to an increase in parking revenue. Same Property Rental Property Operating Expenses increased for the three months ended September 30, 2025 primarily due to successful real estate tax appeals in the third quarter of 2024.

Same Property Rental Property Revenues and NOI increased for the nine months ended September 30, 2025 compared to the same period in the prior year primarily due to an increase in economic occupancy at our Promenade Tower, Corporate Center, and 3350 Peachtree office properties and increases in revenues recognized from tenant funded improvements owned by us. In addition, parking revenue from our Same Property portfolio increased for the nine months ended September 30, 2025 compared to the same period in the prior year.
Non-Same Property Rental Property Revenues, operating expenses, and NOI increased for the three and nine months ended September 30, 2025 compared to the same periods in the prior year primarily due to the acquisitions of our Vantage South End and Sail Tower office properties in December 2024 as well as the acquisition of The Link in July 2025.
The following table details consolidated NOI from properties aggregated by market ($ in thousands):

	Three Months Ended September 30,
Market	2025	2024	$ Change	% Change
Austin	$60,243	$48,261	$11,982	24.8%
Atlanta	50,937	48,405	2,532	5.2%
Charlotte	15,590	9,684	5,906	61.0%
Tampa	13,006	12,657	349	2.8%
Phoenix	12,166	10,867	1,299	12.0%
Dallas	7,083	3,563	3,520	98.8%
Other (1)	5,661	5,651	10	0.2%
Office NOI	164,686	139,088	25,598	18.4%
Other Non-Office (2)	1,240	1,272	(32)
Total NOI	$165,926	$140,360	$25,566

	Nine Months Ended September 30,
Market	2025	2024	$ Change	% Change
Austin	$180,793	$142,065	$38,728	27.3%
Atlanta	151,898	144,856	7,042	4.9%
Charlotte	49,354	29,833	19,521	65.4%
Tampa	39,391	36,939	2,452	6.6%
Phoenix	36,168	32,853	3,315	10.1%
Dallas	14,341	10,432	3,909	37.5%
Other (1)	16,879	16,886	(7)	—%
Office NOI	488,824	413,864	74,960	18.1%
Other Non-Office (2)	3,643	3,523	120
Total NOI	$492,467	$417,387	$75,080

(1) Represents a non-core office property in Houston.
(2) Includes operations at land sites held for future development as well as a parking garage in Charlotte.
NOI from the Austin market increased $12.0 million, or 24.8%, and $38.7 million, or 27.3%, respectively, for the three and nine months ended September 30, 2025 compared to the same periods in the prior year, primarily due to the acquisition of Sail Tower in December 2024. NOI from the Charlotte market increased $5.9 million, or 61.0%, and $19.5 million, or 65.4%, respectively, for the three and nine months ended September 30, 2025 compared to the same periods in the prior year, primarily due to the acquisition of Vantage South End in December 2024. NOI from the Dallas market increased $3.5 million, or 98.8%, and $3.9 million, or 37.5%, respectively, for the three and nine months ended September 30, 2025 compared to the same periods in the prior year, primarily due to the acquisition of The Link in July 2025. NOI from the Phoenix market increased $1.3 million, or 12.0%, and $3.3 million, or 10.1%, for the three and nine months ended September 30, 2025 compared to the same periods in the prior year, primarily due to increased occupancy at the Tempe Gateway office property.

Other Income
Other income increased $7.5 million between the nine month periods ended September 30, 2025 and 2024 primarily due to the sale of our Silicon Valley Bank ("SVB") bankruptcy claim in the first quarter of 2025, interest income from the two mezzanine loans acquired in the second quarter of 2024, and the Saint Ann Court mortgage loan acquired in the fourth quarter of 2024. These transactions are described in further detail in note 3 and note 12 to the consolidated financial statements in this Form 10-Q.
General and Administrative Expenses
General and administrative expenses increased $2.6 million, or 9.6%, between the nine month periods ended September 30, 2025 and 2024, primarily due to increases in stock compensation and bonus expense.
Interest Expense
Interest expense, net of amounts capitalized, increased $10.7 million, or 34.8%, and $27.4 million, or 30.6%, respectively, between the three and nine months ended September 30, 2025 and 2024, primarily due to the issuances of the $500 million and $400 million public unsecured senior notes in August and December of 2024, respectively, as well as the issuance of the $500 million public unsecured senior notes in June 2025, partially offset by the repayments of the $250 million senior note in July 2025 and the repayment of $100 million of the 2021 Term Loan in August 2024, as well as a lower average balance outstanding on the Credit Facility during the nine months ended September 30, 2025.
Depreciation and Amortization
Depreciation and amortization changed between the 2025 and 2024 periods as follows ($ in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Depreciation and Amortization
Same Property	$85,791	$82,032	$3,759	4.6%	$253,924	$248,993	$4,931	2.0%
Non-Same Property	19,360	7,635	11,725	153.6%	53,993	22,088	31,905	144.4%
Non-Real Estate Assets	121	117	4	3.4%	359	348	11	3.2%
Total Depreciation and Amortization	$105,272	$89,784	$15,488	17.3%	$308,276	$271,429	$36,847	13.6%

Non-Same Property depreciation and amortization increased between the three and nine months ended September 30, 2025 and 2024, primarily due to the acquisitions of Sail Tower and Vantage South End in December 2024, the acquisition of The Link in July 2025, and the completion of development at Domain 9.
Income and Net Operating Income from Unconsolidated Joint Ventures
Income from unconsolidated joint ventures consisted of the Company's share of the following ($ in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Loss from unconsolidated joint ventures	$(2,682)	$(1,575)	$(1,107)	(70.3)%	$(6,152)	$(788)	$(5,364)	(680.7)%
Depreciation and amortization	3,034	1,728	1,306	75.6%	7,735	2,700	5,035	186.5%
Interest expense	2,830	1,507	1,323	87.8%	7,058	2,670	4,388	164.3%
Other expense	99	118	(19)	(16.1)%	82	164	(82)	(50.0)%
Other income	(25)	(62)	37	59.7%	(79)	(117)	38	32.5%
Net operating income from unconsolidated joint ventures	$3,256	$1,716	$1,540	89.7%	$8,644	$4,629	$4,015	86.7%

Net operating income:
Same Property	1,241	1,099	142	12.9%	3,619	3,520	99	2.8%
Non-Same Property	2,015	617	1,398	226.6%	5,025	1,109	3,916	353.1%
Net operating income from unconsolidated joint ventures	$3,256	$1,716	$1,540	89.7%	$8,644	$4,629	$4,015	86.7%

The change in loss from unconsolidated joint ventures was driven by increases in unconsolidated depreciation and amortization as well as unconsolidated interest expense. Unconsolidated depreciation and amortization expense increased between the three and nine months ended September 30, 2025 and 2024, primarily due to: (i) assets being placed in service as portions of the development were completed and initial operations started at our joint venture's Neuhoff property in the fourth quarter of 2023 and (ii) the acquisition of Proscenium in August 2024. Unconsolidated interest expense increased between the three and nine months ended September 30, 2025 and 2024, primarily due to a reduction in capitalized interest at our Neuhoff joint venture as further portions of its development project were completed in 2025.
Non-Same Property NOI from unconsolidated joint ventures increased between the three and nine months ended September 30, 2025 and 2024, primarily due to operations at Neuhoff, as the property continues to increase occupancy, and the acquisition of Proscenium in August 2024.
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
The reconciliation of net income to FFO is as follows for the three and nine months ended September 30, 2025 and 2024 (in thousands, except per share amounts):

	Three Months Ended September 30,
	2025			2024
	Dollars	Weighted Average Common Shares	Per Share Amount	Dollars	Weighted Average Common Shares	Per Share Amount
Net Income Available to Common Stockholders	$8,590	167,967	$0.05	$11,198	152,140	$0.07
Noncontrolling interest related to unitholders	1	25	—	1	25	—
Potentially dilutive common shares - ESPP	—	—	—	—	5	—
Conversion of unvested restricted stock units	—	746	—	—	642	—

Net Income — Diluted	8,591	168,738	0.05	11,199	152,812	0.07
Depreciation and amortization of real estate assets:
Consolidated properties	105,152	—	0.62	89,667	—	0.59
Share of unconsolidated joint ventures	3,034	—	0.02	1,728	—	0.01
Partners' share of real estate depreciation	(241)	—	—	(260)	—	—
Funds From Operations	$116,536	168,738	$0.69	$102,334	152,812	$0.67

	Nine Months Ended September 30,
	2025			2024
	Dollars	Weighted Average Common Shares	Per Share Amount	Dollars	Weighted Average Common Shares	Per Share Amount
Net Income Available to Common Stockholders	$43,970	167,902	$0.26	$32,326	152,060	$0.21
Noncontrolling interest related to unitholders	7	25	—	5	25	—
Potentially dilutive common shares - ESPP	—	—	—	—	2	—
Conversion of unvested restricted stock units	—	771	—	—	517	—

Net Income — Diluted	43,977	168,698	0.26	32,331	152,604	0.21
Depreciation and amortization of real estate assets:
Consolidated properties	307,917	—	1.83	271,082	—	1.78
Share of unconsolidated joint ventures	7,735	—	0.04	2,700	—	0.02
Partners' share of real estate depreciation	(765)	—	—	(836)	—	(0.01)
Gain on sale of depreciated properties:
Consolidated properties	—	—	—	(101)	—	—
Funds From Operations	$358,864	168,698	$2.13	$305,176	152,604	$2.00

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
Our material capital expenditure commitments as of September 30, 2025 include $131.6 million of unfunded tenant improvements and construction costs. As of September 30, 2025, we had $83.7 million drawn under our credit facility with the ability to borrow $916.3 million, as well as $4.7 million of cash and cash equivalents. We expect to have sufficient liquidity to meet our obligations for the foreseeable future.
Other Debt Information
In addition to our $1 billion unsecured Credit Facility (with $83.7 million outstanding as of September 30, 2025), we also have unsecured debt from three public unsecured senior notes totaling $1.4 billion, two term loans totaling $650 million, and four tranches of privately placed unsecured senior notes totaling $750 million. Our existing consolidated mortgage debt is comprised of non-recourse, fixed-rate mortgage notes secured by various real estate assets. We expect to either refinance our non-recourse mortgage loans at maturity or repay the mortgage loans with other capital resources, including our credit facility, unsecured debt, non-recourse mortgages, construction loans, the sale of assets, joint venture equity, the issuance of common stock, the issuance of preferred stock, or the issuance of units of CPLP. Many of our non-recourse mortgages contain covenants that, if not satisfied, could result in acceleration of the maturity of the debt. 90% of our consolidated debt bears interest at a fixed rate. The 10% of consolidated debt that bears interest at a floating rate is based on SOFR.
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

Cash Flows
We report and analyze our cash flows based on operating activities, investing activities, and financing activities. The following table sets forth the changes in cash flows ($ in thousands):

	Nine Months Ended September 30,
	2025	2024	Change
Net cash provided by operating activities	$287,803	$271,195	$16,608
Net cash used in investing activities	(335,512)	(253,879)	(81,633)
Net cash provided by financing activities	45,035	52,780	(7,745)

The reasons for significant increases and decreases in cash flows between the periods are as follows:
Cash Flows from Operating Activities. Cash flows provided by operating activities increased $16.6 million between the 2025 and 2024 nine month periods primarily due to increased economic occupancy and the end of rent abatement periods at our Promenade Central, Domain 9, and Buckhead Plaza office properties and the acquisitions of our Vantage South End and Sail Tower office properties in December 2024, as well as our acquisition of the The Link office property in July 2025.
Cash Flows from Investing Activities. Cash flows used in investing activities for the 2025 nine month period were $335.5 million compared to cash flows used in investing activities of $253.9 million for the same period in 2024 primarily due to the acquisition of The Link partially offset by the borrowers' repayments of our investments in real estate debt on the Radius mezzanine loan and Saint Ann Court mortgage loan in the first quarter of 2025.
Cash Flows from Financing Activities. Cash flows provided by financing activities for the 2025 nine month period were $45.0 million compared to cash flows provided by financing activities of $52.8 million for the same period in 2024. During the nine month period in 2025, we received proceeds from the issuance of the 5.25% public senior notes in June 2025, partially offset by an increase in net repayments on our credit facility and repayment of the $250 million outstanding amount of the privately placed senior notes. During the nine month period in 2024, we received proceeds from the issuance of the 5.875% public senior notes in August 2024, partially offset by an increase in net repayments on our credit facility and repayment of $100 million on our term note in July 2024.
Capital Expenditures. We incur capital expenditures for the development of new properties, the redevelopment of existing or newly purchased properties, building improvements, direct leasing costs for new or replacement tenants, and capitalized interest and salaries. Components of expenditures included in this line item for the three months ended September 30, 2025 and 2024 are as follows ($ in thousands):

	Nine Months Ended September 30,
	2025	2024
Projects under development (1)	$2,259	$22,127
Operating properties—redevelopment	27,633	29,911
Operating properties—building improvements	28,388	20,949
Operating properties—leasing costs	111,343	100,161
Capitalized interest and other	10,837	10,973
Total capital expenditures	$180,460	$184,121
(1) Includes initial leasing costs.

Capital expenditures decreased $3.7 million between the 2025 and 2024 nine month periods primarily due to decreases in spending for projects under development for core construction costs at Domain 9, which commenced its initial operations in the first quarter of 2024. This decrease is partially offset by increased spending on operating property leasing costs related to our Sail Tower property.
The above leasing costs include leasing commissions and tenant improvements, which are both capitalized as a component of our real estate assets as they are incurred. Commitments toward those costs are calculated on square foot basis and are included in our leasing activity as leases are executed.

Leasing activity details, including the components of net effective rent per square foot, for our office portfolio on leases executed during the nine months ended September 30, 2025 and 2024 are as follows:

	Nine Months Ended September 30, 2025
	New	Renewal	Expansion	Total
Net leased square feet (1)	489,932	743,103	191,794	1,424,829
Number of transactions	60	50	18	128
Lease term in years (2)	7.7	7.9	8.3	7.9

Net effective rent calculation (per square foot per year) (2)
Net annualized rent (3)	$40.46	$36.39	$40.48	$38.34
Net free rent	(2.22)	(1.84)	(1.45)	(1.92)
Leasing commissions	(3.34)	(2.55)	(2.79)	(2.85)
Tenant improvements	(8.56)	(4.96)	(6.88)	(6.46)
Total leasing costs	(14.12)	(9.35)	(11.12)	(11.23)
Net effective rent	$26.34	$27.04	$29.36	$27.11

Second generation leased square footage (4)				1,115,440
Increase in straight-line basis second generation net rent per square foot (5)				22.1%
Increase in cash-basis second generation net rent per square foot (6)				4.9%

	Nine Months Ended September 30, 2024
	New	Renewal	Expansion	Total
Net leased square feet (1)	984,018	420,474	152,643	1,557,135
Number of transactions	55	43	16	114
Lease term in years (2)	8.5	5.7	8.8	7.8

Net effective rent calculation (per square foot per year) (2)
Net annualized rent (3)	$44.45	$35.13	$34.33	$40.94
Net free rent	(1.73)	(2.30)	(2.06)	(1.92)
Leasing commissions	(3.12)	(2.16)	(2.84)	(2.83)
Tenant improvements	(7.17)	(4.91)	(9.10)	(6.75)
Total leasing costs	(12.02)	(9.37)	(14.00)	(11.50)
Net effective rent	$32.43	$25.76	$20.33	$29.44

Second generation leased square footage (4)				1,075,113
Increase in straight-line basis second generation net rent per square foot (5)				29.9%
Increase in cash-basis second generation net rent per square foot (6)				9.0%

(1)	Comprised of total square feet leased, unadjusted for ownership share. Excludes leases approximately one year or less, along with apartment, retail, amenity, storage, and intercompany space leases.
(2)	Weighted average of net leased square feet.
(3)	Straight-line net rent per square foot (operating expense reimbursements deducted from gross leases) over the lease term, prior to any deductions for leasing costs. Excludes percent rent leases.
(4)	Excludes leases executed for spaces that were vacant upon acquisition, new leases in development properties, percent rent leases, and leases for spaces that have been vacant for one year or more.
(5)	Increase in second generation straight-line basis net annualized rent on a weighted average basis.
(6)	Increase in second generation net cash rent at the end of the term paid by the prior tenant compared to net cash rent at the beginning of the term (after any free rent period) paid by the current tenant on a weighted average basis. For early renewals, the final net cash rent paid under the original lease is compared to the first net cash rent paid under the terms of the renewal. Net cash rent is net of any recovery of operating expenses but prior to any deductions for leasing costs.
The amounts of tenant improvement and leasing costs on a per square foot basis vary by lease and by market.
Dividends. We paid common dividends of $162.1 million and $146.7 million in the nine months ended September 30, 2025 and 2024, respectively. The increase of common dividends paid in the comparative periods is largely driven by the issuance of 15.5 million shares of common stock in the fourth quarter of 2024. We expect to fund our future quarterly common dividends with cash provided by operating activities, proceeds from investment property sales, distributions from unconsolidated joint ventures, indebtedness, and proceeds from offerings of equity and other securities, if necessary.
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
Debt. At September 30, 2025, our unconsolidated joint ventures had aggregate outstanding indebtedness to third parties of $333.0 million. These loans are generally mortgage or construction loans, which are non-recourse to us. In certain instances, we provide “non-recourse carve-out guarantees” on these non-recourse loans. In addition, along with our Neuhoff Holdings LLC joint venture partner, we guarantee our respective halves of the borrower's obligations to pay certain required equity contributions and project carrying costs, as well as timely completion of project construction. Certain of these loans have variable interest rates, which creates exposure to the ventures in the form of market risk from interest rate changes.
Critical Accounting Policies
There have been no material changes in the critical accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes in the market risk associated with our notes payable at September 30, 2025 compared to that as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
We had no purchases of common stock and did not sell any unregistered securities during the third quarter of 2025.

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

3.2		Bylaws of the Registrant, as amended and restated July 25, 2023, filed as Exhibit 3.2.2 to the Registrant's Form 10-Q for the quarter ended June 30, 2023, and incorporated herein by reference.

22		Subsidiary Issuer of Guaranteed Securities

31.1	†	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	†	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	†	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	†	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	†	The following financial information for the Registrant, formatted in inline XBRL (Extensible Business Reporting Language): (i) the consolidated balance sheets, (ii) the consolidated statements of operations, (iii) the consolidated statements of equity, (iv) the consolidated statements of cash flows, and (v) the notes to condensed consolidated financial statements.

104	†	Cover page interactive data file (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibit 101).

†	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

COUSINS PROPERTIES INCORPORATED
/s/ Gregg D. Adzema
Gregg D. Adzema
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)
Date: October 30, 2025