Form 10-K
period 2025-12-31
COUSINS PROPERTIES INC
filed 2026-02-05
CIK 25232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.    ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b).    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2025, the aggregate market value of the common stock of Cousins Properties Incorporated held by non-affiliates was $5,011,905,168 based on the closing sales price as reported on the New York Stock Exchange. As of January 30, 2026, 167,981,990 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s proxy statement for the annual stockholders meeting to be held on April 28, 2026 are incorporated by reference into Part III of this Form 10-K.

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

Any forward-looking statements are based upon management's beliefs, assumptions, and expectations of our future performance, taking into account information that is currently available. These beliefs, assumptions, and expectations may change as a result of possible events or factors, not all of which are known. If a change occurs, our business, financial condition, liquidity, and results of operations may vary materially from those expressed in forward-looking statements. Actual results may vary from forward-looking statements due to, but not limited to, the following: the risks and uncertainties related to the impact of changes in general economic and capital market conditions (on an international or national basis or within the markets in which we operate), including changes in inflation, changes in interest rates, supply chain disruptions, labor market disruptions (including changes in unemployment), dislocation and volatility in capital markets, and potential longer-term changes in consumer and customer behavior resulting from the severity and duration of any downturn, adverse conditions or uncertainty in the U.S. or global economy; risks affecting the real estate industry (including, without limitation, the inability to enter into or renew leases on favorable terms (and on anticipated schedules); any adverse change in the financial condition or liquidity of one or more of our tenants or borrowers under our real estate debt investments; changes in customer preferences regarding space utilization; changes in customers’ financial condition; the availability, cost, and adequacy of insurance coverage; competition from other developers, investors, owners, and operators of real estate; the failure to achieve anticipated benefits from intended or completed acquisitions, developments, investments, or dispositions; the cost and availability of financing, the effectiveness of any interest rate hedging contracts, and any failure to comply with debt covenants under credit agreements; the effect of common stock, debt, or operating partnership unit issuances; threatened terrorist attacks or sociopolitical unrest such as political instability, civil unrest, armed hostilities, or political activism and the potential impact of the same upon our day-to-day building operations; the immediate and long-term impact of the outbreak of a highly infectious or contagious disease on our and our customers’ financial condition; risks associated with security breaches through cyberattacks, cyber intrusions, or otherwise; risks associated with the adoption and usage of artificial intelligence; changes in senior management, the Board of Directors, or key personnel; the potential liability for existing or future environmental or other applicable regulatory requirements, including the requirements to qualify for taxation as a real estate investment trust; the financial condition and liquidity of, or disputes with, joint venture partners; material changes in dividend rates on common shares or other securities or the ability to pay those dividends; the impact of changes to applicable laws, including the tax laws impacting REITs and the passage of the One Big Beautiful Bill Act, and the impact of newly adopted accounting principles on our accounting policies and on period to period comparison of financial results; risks associated with climate change and severe weather events; and those additional risks and factors discussed in reports filed with the Securities and Exchange Commission ("SEC") by the Company.

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
Cousins, CPLP, CTRS, and their subsidiaries develop, acquire, lease, manage, and own primarily Class A office properties and opportunistic mixed-use developments in the Sun Belt markets of the United States with a focus on lifestyle office properties in Austin, Atlanta, Charlotte, Tampa, Phoenix, Dallas, and Nashville. Cousins has elected to be taxed as a REIT and intends to, among other things, distribute at least 100% of its net taxable income to stockholders. Cousins' common stock trades on the New York Stock Exchange under the symbol “CUZ.” Cousins, CPLP, their subsidiaries, and CTRS combined are hereafter referred to as “we,” “us,” “our,” and the “Company.”
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
Company Strategy
Our strategy is to create value for our stockholders through ownership of the premier office portfolio in the Sun Belt markets of the United States, with a particular focus on Austin, Atlanta, Charlotte, Tampa, Phoenix, Dallas, and Nashville. This strategy is based on a disciplined approach to capital allocation that includes opportunistic acquisitions, selective developments, and timely dispositions of non-core assets, with a goal of maintaining a portfolio of newer and more efficient properties with lower capital expenditure requirements. To implement this disciplined approach, we maintain a simple, flexible, and low-leveraged balance sheet, which allows us to pursue compelling growth opportunities at the most advantageous points in the cycle. We utilize our strong local operating platforms within each of our major markets to implement this strategy.
2025 Activities
During 2025, we acquired one office property, completed an offering of senior unsecured notes, and generated positive operating results in our property portfolio. The following is a summary of our significant 2025 activities:
Investment Activity
•Acquired The Link, a 292,000 square foot lifestyle office property in Uptown Dallas, for a purchase price of $218.0 million.
•Sold our bankruptcy claim with SVB Financial Group for $4.6 million.
•Received repayment at par of the $138.0 million mortgage loan investment secured by Saint Ann Court in Dallas.
•Received repayment at par of the $12.8 million mezzanine loan investment secured by Radius in Nashville.
•Loaned our Neuhoff joint venture partner $19.6 million at an interest rate of SOFR plus 625 basis points.
Financing Activity
•Issued $500.0 million of 5.250% public unsecured senior notes due 2030 ("2030 Notes"), generating net proceeds of $496.9 million.
•Repaid in full $250.0 million of our 3.91% privately placed senior notes at maturity in July 2025.

•Sold 2.9 million shares under our at-the-market stock offering program ("ATM"), on a forward basis, at an average price of $30.44 per share.
•Our 50% owned Neuhoff joint venture amended its existing construction loan, with the joint venture repaying $39.2 million of the outstanding principal, extending the maturity date to September 2026, and lowering the spread over SOFR to 300 basis points from 345 basis points.
Development Activity
•Continued development and growth of operations at Neuhoff, a mixed-use property in Nashville, that consists of 450,000 square feet of office and retail space and 542 apartments. The project is owned and being developed by a 50%-owned joint venture, and our share of the total expected project costs is $294.6 million.
•Stabilized the operations of our recently developed Domain 9 office building in Austin.
Portfolio Activity
•Executed 2.1 million square feet of office leases, including 1.2 million square feet of new and expansion leasing, representing 55% of total leasing activity.
•Increased second generation net rent per square foot by 3.5% on a cash-basis.
•Increased same property net operating income by 0.9% on a cash-basis.
•As of December 31, 2025, the leased percentage of our stabilized office portfolio was 90.7%.
•For the three months ended December 31, 2025, the weighted average economic occupancy of our stabilized office portfolio was 88.3%.
Corporate Responsibility

We publish annual reports reflecting our corporate social responsibility practices, which are available on the Sustainability page of our website at www.cousins.com. These reports provide detailed information on our Corporate Responsibility ("CR") philosophy, practices, initiatives, and goals.

Our CR vision is based on a commitment to advancing positive economic, environmental, and social outcomes for our customers, shareholders, employees, and the communities where we live and work. We pursue this vision by creating and maintaining a portfolio of high-quality and resilient lifestyle office buildings that are operated in an environmentally efficient and socially responsible manner, which we believe encourages office users to select us for their corporate operations, while enhancing the communities in which our buildings are located. Over the long-term, we believe properties that are operated to reflect these priorities will remain attractive to office users and investors, and, as a result, we anticipate that this philosophy will continue to create value for our stockholders. Additionally, we invest in the professional development and wellness of our employees and seek ways to support and serve our communities. Our strategy is developed, and our operations occur, within a strong corporate governance framework, which is guided by our commitment to conduct our business in accordance with the highest ethical principles, under the oversight and direction of an experienced board of directors, with an integrated approach to risk management. Our Board-level Sustainability Committee advises the Board and provides oversight of management on sustainability objectives, initiative, strategy, and the setting of and performance against sustainability goals. This oversight is complementary to that of three other key committees - the Compensation & Human Capital Committee (oversight of human capital matters, including executive and director compensation), the Nominating & Governance Committee (oversight of our adherence to corporate governance best practices), and the Audit Committee (oversight of the integrity of our financial statements, accounting and financial reporting processes, our system of internal controls, and our risk management, including cyber risk and insurance risks).
Competition
We compete against other real estate owners with similar properties located in our markets and distinguish ourselves to tenants and buyers primarily on the basis of location; rental rates and sales prices; services provided; proximity to public transit; reputation; design, condition, and resiliency of our facilities; operational efficiencies; and availability of amenities. We also compete against other real estate companies, financial institutions, pension funds, partnerships, individual investors, and others when attempting to acquire, develop, or sell properties, or acquire all or a portion of real estate debt.
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
All of our employees are responsible for upholding our Code of Business Conduct and Ethics (the “Code”) and our Core Values, which includes the embrace of diversity in the backgrounds, cultures, interests, and experiences within our Company. Our Code and Core Values are available on our website at www.cousins.com. As of December 31, 2025, we had 351 full-time employees, which includes the seven executive officers listed on page 26. We also recognize the importance of experienced leadership; as of December 31, 2025, the average tenure at Cousins for the executive team was fifteen years.
More information regarding our approach to human capital management, including engagement, priorities, compensation philosophy and structure, benefits offerings, and philanthropic initiatives, may be found in our annual Proxy filing and CR reports.
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

Item 1A. Risk Factors
Below are the risks we believe investors should consider carefully in evaluating an investment in our securities.
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
•Risks associated with real estate assets, including:
•competition from other available properties and other local real estate conditions such as an oversupply of rentable space caused by increased development of new properties, a reduction in demand for rentable space caused by a change in the preferences and requirements of our tenants (including space usage), such as work-from-home practices and utilization of open workspaces or "co-working" space, or local economic conditions decreasing the desirability of our locations,
•the financial condition of our tenants, including potential adverse effects from the bankruptcy or insolvency of one or more major tenants,
•the attractiveness of our properties to tenants or buyers,
•changes in market rental rates and related concessions granted to tenants including, but not limited to, free rent and tenant improvement allowances,
•the need to periodically repair, renovate, and re-lease properties, and
•potential delays in completion of development and re-development projects due to supply chain disruptions, labor shortages, and increased construction costs;
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
•the immediate and long-term impact of a public health crisis, such as a pandemic, epidemic, or outbreak of a contagious disease and the governmental and third party response to such a crisis;
•changes in federal, state, and local income laws and regulations (including tax laws and environmental or other regulatory requirements) as they affect real estate companies and real estate investors;
•changes in interest rates and availability and cost of corporate and property financing sources, and the inability to comply with debt covenants under credit agreements;
•risks associated with security breaches through cyberattacks (as hereafter defined) or otherwise;
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
Leasing risk. Our operating office properties were 90.7% leased at December 31, 2025. Our 20 largest tenants account for a meaningful portion of our revenues. Our operating revenues are dependent upon entering into leases with, and collecting rents from, our tenants. Tenants whose leases are expiring may want to decrease the space they lease and/or may be unwilling to continue their lease. When leases expire or are terminated, replacement tenants may not be available upon acceptable terms and market rental rates may be lower than the previous contractual rental rates. Also, our tenants may approach us for additional concessions in order to remain open and operating. The granting of these concessions may adversely affect our results of operations and cash flows to the extent that they result in reduced rental rates, additional capital improvements, or allowances paid to, or on behalf of, the tenants.
Tenant and market concentration risk. As of December 31, 2025, our top 20 tenants represented 38.6% of total annualized rent with our largest single tenant accounting for 8.9% of annualized rent. The inability or refusal of any of our significant tenants to pay rent or a decision by a significant tenant to terminate their lease prior to, or at the conclusion of, their lease term (including as a result of a bankruptcy proceeding) could have a significant negative impact on our results of operations or financial condition if a suitable replacement tenant is not secured in a timely manner.
For the three months ended of December 31, 2025, 36.1% of our net operating income was derived from the Austin area, 31.3% was derived from the Atlanta area, 9.2% was derived from the Charlotte area, 7.8% was derived from the Tampa area, 7.5% was derived from the Phoenix area, and 4.8% was derived from the Dallas area. These percentages represent net operating income from operating properties, which excludes our Neuhoff joint venture mixed-use development which has commenced initial operations but is not yet stabilized. Any adverse economic conditions impacting Austin, Atlanta, Charlotte, Tampa, Phoenix, Dallas, could adversely affect our overall results of operations and financial condition. Because our portfolio consists primarily of lifestyle office buildings (as opposed to a more diversified real estate portfolio), a decrease in demand for this type of workplace could adversely affect our overall results of operations and financial condition. Additionally, some of our markets (and the submarkets within which we operate) have an outsized concentration of a limited number of industries. For example, as of December 31, 2025, in Austin, technology companies represent 53.1% of our annualized rent, in Charlotte, banking and other financial sector companies represent 19.2% of our annualized rent, and in Tampa, biotechnology and health science companies represent 25.0% of our annualized rent. A significant downturn in one or more of our markets could result in decreased leasing demand and have an adverse effect on our overall results of operations and financial condition.
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
Uninsured losses and condemnation costs. Accidents, earthquakes, hurricanes, tornadoes, floods, droughts, ice storms, wind storms, hail storms, terrorism incidents, and other physical losses at our properties could adversely affect our operating results and financial condition. Casualties may occur that significantly damage an operating property or property under development, insurance deductibles or co-insurance limits may be significant (including with respect to damage from named wind storms or hail storms in certain markets, where available co-insurance limits are significantly in excess of deductibles for most other casualty losses), and insurance proceeds may be less than the total loss incurred by us. Although we, or our joint venture partners where applicable, maintain casualty insurance under policies we believe to be adequate and appropriate, including commercial general liability, fire, flood, and rent loss insurance on operating properties, as well as cyber coverage, some types of losses, such as those related to the termination of longer-term leases and other contracts, generally are not insured. Property ownership also involves potential liability to third parties for such matters as personal injuries occurring on the property. There may be certain losses that are not generally insured against or that are not generally fully insured against because it is not deemed economically feasible or prudent to do so, including losses due to floods, wind, earthquakes, acts of war, acts of terrorism, riots, or pandemics. A number of our properties are located in areas that are known to be subject to hurricane, hail, or flood risk. We carry hurricane, hail, or flood hazard insurance on all of our properties located in areas historically subject to such activity, subject to coverage limitations and deductibles, if we believe it is commercially reasonable. In Tampa and Houston, our wind storm insurance is subject to deductibles from 2% to 5% of the value of the affected building. We evaluate our insurance coverage annually in light of current industry practice through an analysis prepared by outside consultants. If an uninsured loss or a loss in excess of insured limits occurs with respect to one or more of our properties, then we could lose the capital we invested in the properties, as well as the anticipated future revenue from the properties. We continue to monitor the state of the insurance market in general, but we cannot anticipate what insurance coverage will be available on commercially reasonable terms in future policy years. In addition to uninsured losses, various government authorities may condemn all or parts of operating properties. Such condemnations could adversely affect the viability of such projects.
Environmental issues. Federal, state, and local laws and regulations relating to the protection of the environment may require a current or previous owner or operator of real estate to investigate and clean up hazardous or toxic substances or petroleum products or other chemicals which are discovered at or migrating from a property, simply because of our past ownership or operation of the real estate. If determined to be liable, the owner or operator may have to pay a governmental entity or third parties for property damage and for investigation and clean-up costs incurred by such parties in connection with the contamination, or perform such investigation and clean up itself. Although certain legal protections may be available to prospective purchasers of property, these laws typically impose remediation responsibility and liability without regard to whether the owner or operator knew of or caused the presence of the regulated substances. Even if more than one person may have been responsible for the release of regulated substances at the property, each person covered by the environmental laws may be held responsible for all of the remediation costs incurred. In addition, third parties may sue the owner or operator of a site for damages and costs resulting from regulated substances emanating from that site. We manage this risk through Phase I Environmental Site Assessments and, as necessary, Phase II Environmental Site Assessments, which may include environmental sampling on properties we acquire or develop. Most of our properties are located in urban or previously developed areas, and the historic use of some sites may have resulted in contamination. Although we generally seek "brown fields" designation where available, this designation may not be available for all urban properties in our portfolio or for properties we may acquire in the future.
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
We are not currently aware of any environmental liabilities at locations that we believe could have a material adverse effect on our business, assets, financial condition, or results of operations. Unidentified environmental liabilities could arise, however, including as a result of new or more stringent environmental laws and regulations, and could have an adverse effect on our financial condition and results of operations.
Sustainability strategies. Our sustainability strategy is to develop and maintain resilient buildings that are operated in an environmentally and socially responsible manner, encouraging office users to select us for their corporate operations while enhancing the communities in which our buildings are located. Failure to develop and maintain sustainable and resilient buildings (including as reflected by energy or water consumption intensity, greenhouse gas emissions intensity, or through obtaining and maintaining key sustainability certifications) relative to our peers could adversely impact our ability to lease space at competitive rates and negatively impact our results of operations and portfolio attractiveness.
Climate change and severe weather event risks. The physical effects of climate change could have a material adverse effect on our properties, operations, and business. To the extent climate change causes changes in weather patterns or severity, our markets could experience increases in storm intensity (including floods, fires, tornadoes, hurricanes, droughts, wind storms, ice storms, hail storms, and earthquakes), rising sea-levels, and changes in precipitation, temperature, air quality, and quality and availability of water. Over time, these conditions could result in physical damage to, or declining demand for, our properties or our inability to operate the buildings efficiently or at all. Climate change may also indirectly affect our business by increasing the cost of (or making unavailable) property insurance on terms we find acceptable, increasing the cost of required resources, including energy, other fuel sources, water, and waste removal services, and increasing the risk and severity of floods, fires, tornadoes, hurricanes, droughts, wind storms, ice storms, hail storms, and earthquakes at our properties. Should the impact of climate change be severe or occur for lengthy periods of time, our financial condition or results of operations could be adversely impacted. In addition, compliance with new or more stringent laws or regulations or stricter interpretations of existing laws may require material expenditure by us. For example, various federal, state, and local laws and regulations have been implemented or are under consideration to mitigate the effects of climate change caused by greenhouse gas emissions. Among other things, "green" building codes may seek to reduce emissions through the imposition of standards for design, construction materials, water and energy usage and efficiency, and waste management. Such codes could require us to make improvements to our existing properties, increase the costs of maintaining or improving our existing properties or developing new properties, or increase taxes and fees assessed on us or our properties. We have historically voluntarily disclosed relevant information regarding our sustainability practices; however, federal, state, and local laws and regulations are evolving and future regulation may require more stringent data reporting. We may face transition risks in the event of the implementation of any such federal, state, and local laws, regulations, and codes. Expenditures required for compliance with such codes may affect our cash flow and results of operations. Additionally, although we pursue a robust sustainability strategy, new approaches and trends regarding building resiliency emerge from time to time in this rapidly evolving focus area. Our approaches and priorities may differ from those of our peers, and the perception of the public or investors of these differences may adversely impact our portfolio attractiveness and our ability to lease space at competitive rates.
Joint venture structure risks. We hold ownership interests in a number of joint ventures with varying structures and may in the future invest in additional real estate through joint ventures. We currently have joint ventures that are and are not consolidated within our financial statements. Our venture partners may have rights to take actions over which we have no control, or the right to withhold approval of actions that we propose (including with respect to the decision to commence development of or to finance or sell a project), either of which could adversely affect our interests in the related joint ventures, and in some cases, our overall financial condition and results of operations. A venture partner may have economic and/or other business interests or goals that are incompatible with our business interests or goals and that venture partner may be in a position to take action contrary to our interests, including declining to sell at a time or price that we find attractive or determining to sell at a time or price that we do not find attractive or making a comparable decision regarding financing. In addition, such venture partners may default on their obligations, including loans secured by property owned by the joint venture that could have an adverse impact on the financial condition and operations of the joint venture. Such defaults may result in our fulfilling the defaulting partners' obligations that may, in some cases, require us to contribute additional capital to the ventures. Furthermore, the success of a project may be dependent upon the expertise, business judgment, diligence, and effectiveness of our venture partners in matters that are outside our control. Thus, the involvement of venture partners could adversely impact the development, operation, ownership, financing, or disposition of the underlying properties.
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
Ground lease risks. As of December 31, 2025, we had ground lease interests in eight land parcels at four of our properties in various markets that we lease individually on a long-term basis. As of December 31, 2025, we had 2.4 million aggregate square feet of rental space located on these leased parcels, from which we generated 12.3% of our total Net Operating Income ("NOI") in the three months ended December 31, 2025. In the future, we may invest in additional properties on some of these parcels or additional parcels subject to ground leases. Many of these ground leases and other restrictive agreements impose significant limitations on our uses of the subject property and restrict our ability to sell or otherwise transfer our interests in the property. These restrictions may limit our ability to timely sell or exchange the property, may impair the property's value, or may negatively impact our ability to find suitable tenants for the property. In addition, if we default under the terms of any particular lease, we may lose the ownership rights to the property subject to the lease. Upon expiration of a lease, we may not be able to renegotiate a new lease on favorable terms, if at all. The loss of the ownership rights to these properties or an increase of rental expense could have an adverse effect on our financial condition and results.
The Americans with Disabilities Act Compliance risks. The Americans with Disabilities Act generally requires that certain buildings, including office buildings, be made accessible to disabled persons. We believe that we are currently in compliance with these requirements. Noncompliance could result in the imposition of fines by the federal government or the award of damages to private litigants. If, under the Americans with Disabilities Act, we are required to make substantial alterations and capital expenditures in one or more of our properties, including the removal of access barriers or the addition of access enhancements, it could adversely impact our earnings and cash flows, thereby impacting our ability to service debt and make distributions to our stockholders.
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
We generally finance our acquisition and development projects through one or more of the following: our $1 billion senior unsecured line of credit (the "Credit Facility"), public and private unsecured debt, non-recourse mortgages, construction loans, the sale of assets, joint venture equity, the issuance of common stock, the issuance of preferred stock, and the issuance of units of CPLP. Each of these sources may be constrained from time to time because of market conditions, and the related cost of raising this capital may be unfavorable at any given point in time. These sources of capital, and the risks associated with each, include the following:
•Credit Facility. Terms and conditions available in the marketplace for unsecured credit facilities vary over time. We can provide no assurance that the amount we need from our Credit Facility will be available at any given time, or at all, or that the rates and fees charged by the lenders will be reasonable. We incur interest under our Credit Facility at a variable rate. Variable rate debt creates higher debt service requirements if market interest rates increase, which would adversely affect our cash flow and results of operations. Our Credit Facility contains customary covenants, requirements, and other limitations on our ability to incur indebtedness, including covenants on unsecured debt outstanding, restrictions on secured recourse debt outstanding, and requirements to maintain a minimum fixed charge coverage ratio. Our continued ability to borrow under our Credit Facility is subject to compliance with these covenants. Our credit facility has a scheduled maturity, and there can be no assurances regarding our ability to extend that maturity or enter into a replacement credit facility, and the terms and conditions of such extension or replacement and the covenants thereunder may be less favorable to us than the existing terms covenants and conditions.
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
As of December 31, 2025, we had $3.3 billion of outstanding indebtedness. The incurrence of additional indebtedness could have adverse consequences on our business, such as:
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
Credit ratings are subject to ongoing review by rating agencies, which consider a number of factors, including our financial strength, performance, prospects, risk exposures, and our corporate and operating governance policies and practices, as well as factors not under our control. Rating agencies could make adjustments to our credit ratings at any time, and there can be no assurance that they will maintain our ratings at current levels or that downgrades will not occur.
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
Credit rating downgrades or negative watch warnings could negatively impact our reputation with lenders, investors, and other third parties, which could also impair our ability to compete in certain markets or engage in certain transactions. In particular, holders of securities or debt instruments may perceive such a downgrade or warning negatively and pursue divestment of all or a portion of such securities or debt instruments. While certain aspects of a credit rating downgrade are quantifiable, the impact that such a downgrade would have on our liquidity, business, and results of operations in future periods is inherently uncertain and would depend on a number of factors.

Real Estate Acquisition and Development Risks
We face risks associated with operating property acquisitions.
Operating property acquisitions contain inherent risks. These risks may include:
•difficulty in leasing vacant space or renewing existing tenants at the acquired property;
•the need for, along with the costs and timing of, repositioning or redeveloping the acquired property;
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
•the inability to obtain financing or other sources of capital for acquisitions on favorable terms, or at all;
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
Our acquisition and investment process requires that we pursue a large number of opportunities, with a smaller number actually being acquired or completed; we may incur significant costs related to the pursuit of acquisitions that do not close, which could directly or indirectly affect our results of operations. We have procedures and controls in place that are intended to minimize this risk, but it is likely that we will continue to incur costs related to pursuing acquisitions on projects or other investments that we do not successfully acquire or complete.
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

•Construction delays. Development activity carries the risk that a project could be delayed due to, but not limited to, weather and other forces of nature, availability of materials, availability of skilled labor, supply chain disruption, the financial health and project capacity of general contractors or sub-contractors, and the competing demands on plan-approving authorities. Construction delays could cause adverse financial impacts to us which could include incurring more interest and other carrying costs than originally budgeted, monetary penalties from tenants pursuant to their leases, and higher construction costs. Delays could also result in a violation of terms of construction loans that could increase fees, interest, or trigger additional recourse of a construction loan.
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
•Risks associated with the development of mixed-use properties. We operate, are currently developing, and may in the future develop properties, either alone or through joint ventures, that are known as "mixed-use" developments. This means that in addition to the development of office space, the project may also include space for retail, residential, or other commercial purposes. We may seek to develop the non-office component ourselves, sell the right to that component to a third-party developer, or we may partner with a third party who has more non-office real estate experience. If we do choose to develop other components ourselves, we would be exposed not only to those risks typically associated with the development of commercial real estate generally, but also to specific risks associated with the development and ownership of non-office real estate. In addition, even if we sell the rights to develop the other components or elect to participate in the development through a joint venture, we may be exposed to the risks associated with the failure of the other party to complete the development as expected. These include the risk that the other party would default on its obligations necessitating that we complete the other component ourselves, including potential financing of the project. If we decide to hire a third-party manager, we would be dependent on them and their key personnel to provide services to us, and we may not find a suitable replacement if the management agreement is terminated or if key personnel leave or otherwise become unavailable to us. Due to the complexity of mixed use projects, they may be more difficult to finance or sell, or the terms and conditions may be less favorable than is customary for non-mixed-use properties.

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
Mortgage loans secured by commercial properties are subject to risks of delinquency and foreclosure. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Net operating income of an income-producing property can be affected by, among other things: tenant mix and tenant bankruptcies, success of tenant businesses, property management decisions, including with respect to capital improvement, particularly in older building structures, property location and condition, competition from comparable types of properties offering the same or similar services, changes in laws that increase operating expenses or limit rents that may be charged, changes in interest rates, and in the state of the credit markets and the debt and equity capital markets, including diminished availability or lack of debt financing for commercial real estate, any need to address environmental contamination at the property, the occurrence of any uninsured casualty at the property, changes in national, regional, or local economic conditions or specific industry segments, declines in regional or local real estate values, declines in regional, or local rental or occupancy rates, increases in real estate tax rates, tax credits and other operating expenses, changes in governmental rules, regulations, and fiscal policies, including environmental legislation, natural disasters, terrorism, social unrest, and civil disturbances, and adverse changes in zoning laws.
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
In recent years, numerous legislative, judicial, and administrative changes have been made in the provisions of federal and state income tax laws applicable to investments similar to an investment in our shares. In particular, the comprehensive tax reform legislation enacted in December 2017 and commonly known as the Tax Cuts and Jobs Act ("TCJA") made many significant changes to the U.S. federal income tax laws that have profoundly impacted the taxation of individuals and corporations (including both regular C corporations and corporations that have elected to be taxed as REITs). A number of changes that affect noncorporate taxpayers will expire at the end of 2025 unless Congress acts to extend them. Among other changes, the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, signed into law in March 2020, makes certain changes to the TCJA. These changes have impacted us and our stockholders in various ways, some of which are adverse or potentially adverse compared to prior law. Additional changes to tax laws were enacted with the Inflation Reduction Act ("IRA") of 2022, signed into law in August 2022. Many of the material provisions of the IRA exempt REITs. Additionally, on July 4, 2025, the “One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the TCJA and the restoration of favorable tax treatment for certain business provisions, including 100% bonus depreciation and the business interest expense limitation. The legislation has multiple effective dates beginning in 2025.
To date, the IRS has issued only limited guidance with respect to certain of the new provisions, and there are numerous interpretive issues that will require further guidance. It is highly likely that technical corrections of legislation will be needed to clarify certain aspects of the new laws and give proper effect to Congressional intent. There can be no assurance, however, that technical clarifications or changes needed to prevent unintended or unforeseen tax consequences will be enacted by Congress in the near future. Additional changes to tax laws are likely to continue to occur in the future, and we cannot assure investors that any such changes will not adversely affect the taxation of our stockholders. Any such changes could have an adverse effect on an investment in shares or on the market value or the resale potential of our properties. Investors are urged to consult with their own tax advisor with respect to the impact of recent legislation on ownership of shares and the status of legislative, regulatory, or administrative developments and proposals, and their potential effect on ownership of shares.
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
•material changes in any significant tenant industry concentration or in market concentration;
•the general stock and bond market conditions, including changes in interest rates or fixed income securities;
•changes in tax laws, our dividend policy, or in the market valuations of our properties;
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
•general market and economic conditions; in particular, market and economic conditions of Austin, Atlanta, Charlotte, Tampa, Phoenix, Dallas, and Nashville; and
•the realization of any of the other risk factors described in this report.
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
We face risks associated with cyberattacks with respect to our data and systems.
We maintain information necessary to conduct our business, including confidential and proprietary information as well as personal information regarding our employees, in digital form. We also use computer and cloud-based systems to operate our businesses, and in some cases, certain critical building management systems. Data maintained in digital form is subject to the risk of unauthorized access, modification, exfiltration, destruction or denial of access (collectively, along with any similar unauthorized use of our data, “cyberattacks”). Additionally, all of our systems are subject to the risk of cyberattacks. We also use many third-party systems and software, which are also subject to the risk of cyberattacks. Access to this data and these computer and cloud-based systems is essential to the operation of our business and our ability to perform day-to-day operations (including managing our building systems), and in some cases, our building systems may be critical to the operations of certain of our tenants.

We have developed and maintain an information security program that is designed to assess, identify, and manage the risks of cyberattacks, and the continued development and maintenance of this program is costly and requires ongoing monitoring and updating as technologies change (including as a result of the proliferation of artificial intelligence (“AI”) tools) and efforts to overcome security measures become more sophisticated. We face an increasingly challenging cybersecurity environment with expanding and evolving threats of cyberattacks from a variety of potential bad actors. While we employ various tools that are designed to protect our data and systems, we can offer no assurance that our protection efforts are effective; additionally, certain of our defenses remain subject to human error. Despite our efforts, the risk of an incident as a result of any cyberattack cannot be eliminated, and any such incident could have a material adverse effect on our business or financial results. A cyberattack could result in reputational damage to us or harm to us, our employees, or our customers. Additionally, a cyberattack could have a material adverse effect on our financial condition, results of operations, cash flows, liquidity, and/or the market price of our common stock. Our systems and users and those of third parties with whom we engage are continually subject to attacks, and there can be no assurance that future incidents will not have material adverse effects on our operations or financial results. To date, we have not had a cyberattack that had a material adverse effect on our business or financial results.

Even non-material cyberattacks can affect us by requiring significant management attention and resources to investigate, comply with any applicable reporting requirements, and (if necessary) remedy any potential or actual resulting damages. For example, a cyberattack impacting a building system could result in our inability to maintain that system (or related systems), and if any impacted system is relied upon by our customers for their efficient use of their leased space, then the continuation of that circumstance could entitle the affected tenants to abate a portion of their rent. Further, our vendors or partners could experience a cyberattack which could impact their operations and ability to meet their obligations to us, including their obligations to maintain the security of any of our data they possess or systems on which we rely. Similarly, one or more of our tenants could experience a cyberattack which could impact their operations and ability to perform under the terms of their leases with us. While we maintain insurance coverage that may, subject to policy terms and conditions including deductibles, cover specific aspects of cyberattacks, such insurance coverage may be insufficient to cover all losses.
Use of artificial intelligence presents risks and challenges that could impact our business.
We are evaluating technological solutions through the adoption and usage of artificial intelligence tools to, among other things, automate certain tasks and assist with research, content generation, and decisioning. Any perceived or actual technical, legal, privacy, security, ethical, or other issues relating to the use of artificial intelligence, including authorized or unauthorized use by our employees, could undermine the output that our artificial intelligence tools produce and create additional risks, such as risks of cybersecurity incidents. Additionally, any integration of artificial intelligence into the operations, products, or services of our vendors, partners, or other third-parties with whom we do business may pose new or unknown cybersecurity risks and challenges. Any of the foregoing, as well our failure to responsibly deploy artificial intelligence tools in our operations or the failure of artificial intelligence systems, could adversely affect the performance of our business.
We are dependent upon the services of certain key personnel, including members of the Board of Directors, the loss of any of whom could adversely impact our ability to execute our business.
One of our objectives is to develop and maintain a strong management group at all levels. At any given time, we could lose the services of key executives, members of the Board of Directors, and other employees, including the managing directors and other leaders of our respective markets. None of our Board members, key executives, or other employees are subject to employment contracts. Further, we do not carry key person insurance on any of our executive officers or other key employees. While we believe that we could find replacements for these key personnel, the loss of services of any of these key persons could diminish relationships with investors, lenders, prospective customers, joint venture partners, and others in the industry, and therefore such a loss could have an adverse effect upon our results of operations, financial condition, and our ability to execute our business strategy.
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
Our efforts to improve our CR profile and practices may require capital expenditures and may result in short- or long-term increases in our operating costs, all of which could adversely impact our financial condition or results of operations. Our ability to achieve our CR goals and objectives and to accurately and transparently report our progress presents numerous operational, financial, legal, and other risks and are partially dependent on the actions of our customers and vendors. A failure, or a perceived failure, to respond to investor, customer, employee, or other stakeholder expectations related to CR concerns, or to comply with regulatory requirements, including a failure, or a perceived failure, to achieve any voluntarily adopted goals or initiatives, could negatively impact our reputation, ability to do business with certain partners, access to capital, stock price, and customer and employee attraction and retention. In addition, organizations that provide information to investors on corporate governance and other matters have developed rating systems for evaluating companies on their approach to CR. Unfavorable CR ratings may lead to negative investor sentiment, which could have a negative impact on our stock price. As the nature, scope, and complexity of CR reporting, diligence, and disclosure requirements expand, we may have to undertake additional costs to control, assess, and report on CR metrics. Any failure or perceived failure, whether or not valid, to pursue or fulfill our CR goals, targets, and objectives or to satisfy various CR reporting standards within the timelines we announce, or at all, could increase the risk of litigation.
Additionally, while we strive to create and maintain an inclusive culture where everyone is valued and respected, a failure, or a perceived failure, to properly address matters of culture could result in reputational harm or an inability to attract and retain customers or employees. Similarly, our approach to and description of our culture, policies, and practices could be perceived by some investors or third parties as failing to meet regulatory or best practices, which could negatively impact our reputation, ability to do business with certain partners, access to capital, and stock price.
Item 1B.Unresolved Staff Comments
Not applicable.

Item 1C. Cybersecurity
The day-to-day management of cybersecurity is the responsibility of our Senior Vice President, Chief Information Officer, who oversees our Information Technology ("IT") team. The Chief Information Officer reports directly to the Chief Financial Officer. Our Senior Vice President, Chief Information Officer ("CIO") has served in this role for over nine years, and has more than 20 years of experience in the aggregate in various roles involving managing information security, technology infrastructure, IT operations, and developing cybersecurity strategy. Together with his IT team and external consultants, our CIO is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents through the management of and participation in the cybersecurity risk management processes described below, including the operation of our cybersecurity incident response plan.
For many years, we have strategically invested in our cybersecurity programs across the organization, and we have developed and refined our processes for detecting, evaluating, and responding to potential cybersecurity incidents. In particular, we focus on our networks, applications, data, employees, and vendors with a comprehensive cybersecurity plan, informed by nationally recognized frameworks which we use to monitor and improve our program as compared to the framework controls. In addition to our ongoing monitoring, we engage a third-party advisor to perform cybersecurity risk assessments of our information technology security processes and implemented technologies. We have segmented our building networks so that they are separate from our corporate network, and using third party services, we monitor, scan, assess, audit, and remediate identified vulnerabilities across those networks, as appropriate. Furthermore, recognizing that our employees are an essential line of defense in cybersecurity, we engage with our employees in a training and testing program through which we provide education on the risk of potential cybersecurity incidents, methods for identification of such incidents and appropriate responses. Our policies and processes are informed by industry standard practices regarding application security, access management, device protection, network management, and data loss prevention and recovery, and we also maintain a business continuity and disaster recovery plan (including a cybersecurity incident response plan) to reduce the risk and impact of business interruptions across a range of disaster scenarios, including potential impacts from a cybersecurity incident. Our business continuity and disaster recovery plan and our cybersecurity incident response plan are reviewed at least annually, and we also periodically conduct tabletop exercises that include the CIO and key members of management.
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

Item 2.Properties
The following table sets forth certain information related to operating properties in which we have an ownership interest. Except as noted, all information presented is as of December 31, 2025 ($ in thousands):
Operating Properties (1)

						Company's Share
Office Properties	Rentable Square Feet	Financial Statement Presentation	Company's Ownership Interest	End of Period Leased	Weighted Average Occupancy (2)	% of Total Net Operating Income (3)	Property Level Debt (4)
The Domain (5) (6)	2,080,000	Consolidated	100%	97.9%	97.9%	12.8%	$—
Sail Tower (7)	804,000	Consolidated	100%	100.0%	100.0%	6.9%	—
300 Colorado	378,000	Consolidated	100%	100.0%	100.0%	4.0%	—
One Eleven Congress	519,000	Consolidated	100%	86.4%	82.7%	2.8%	—
San Jacinto Center	399,000	Consolidated	100%	90.3%	85.9%	2.8%	—
The Terrace (5)	619,000	Consolidated	100%	88.1%	79.4%	2.4%	—
Colorado Tower	373,000	Consolidated	100%	89.7%	89.7%	2.4%	101,140
Domain Point (5)	240,000	Consolidated	96.5%	93.6%	93.6%	1.2%	—
Research Park V	173,000	Consolidated	100%	93.0%	93.0%	0.7%	—
AUSTIN	5,585,000			94.8%	93.1%	36.0%	101,140

Terminus (5)	1,226,000	Consolidated	100%	83.9%	81.6%	4.8%	220,775
Spring & 8th (5)	765,000	Consolidated	100%	100.0%	100.0%	4.3%	—
Buckhead Plaza (5)	678,000	Consolidated	100%	95.1%	93.2%	3.8%	—
Promenade Tower	777,000	Consolidated	100%	87.1%	80.5%	3.5%	—
725 Ponce	372,000	Consolidated	100%	87.6%	87.6%	2.4%	—
3344 Peachtree	484,000	Consolidated	100%	94.5%	96.7%	2.4%	—
Northpark (5)	1,405,000	Consolidated	100%	82.2%	69.1%	2.3%	—
Avalon (5)	480,000	Consolidated	100%	99.2%	88.8%	2.3%	—
3350 Peachtree	413,000	Consolidated	100%	90.8%	90.8%	1.6%	—
Promenade Central	367,000	Consolidated	100%	83.2%	78.4%	1.4%	—
3348 Peachtree	258,000	Consolidated	100%	77.0%	77.0%	0.8%	—
Meridian Mark Plaza	160,000	Consolidated	100%	100.0%	100.0%	0.7%	—
Medical Offices at Emory Hospital	358,000	Unconsolidated	50%	99.1%	99.1%	0.7%	41,244
Proscenium (7)	525,000	Unconsolidated	20%	44.8%	46.9%	0.1%	—
120 West Trinity Office	43,000	Unconsolidated	20%	74.2%	74.2%	0.1%	—
ATLANTA	8,311,000			88.5%	84.2%	31.2%	262,019

Vantage South End (5) (7)	639,000	Consolidated	100%	97.4%	97.4%	4.2%	—
The RailYard	329,000	Consolidated	100%	99.0%	98.1%	1.8%	—
201 N. Tryon	692,000	Consolidated	100%	52.6%	53.1%	1.7%	118,885
550 South	394,000	Consolidated	100%	55.8%	61.6%	0.9%	—
CHARLOTTE	2,054,000			74.6%	75.7%	8.6%	118,885

Corporate Center (5)	1,227,000	Consolidated	100%	97.6%	94.5%	5.0%	—
Heights Union (5)	294,000	Consolidated	100%	100.0%	100.0%	1.6%	—
The Pointe	253,000	Consolidated	100%	93.9%	90.3%	0.8%	—
Harborview Plaza	206,000	Consolidated	100%	80.9%	64.7%	0.4%	—
TAMPA	1,980,000			95.8%	91.7%	7.8%	—

Hayden Ferry (5) (8)	792,000	Consolidated	100%	95.4%	92.2%	3.0%	—
100 Mill	288,000	Consolidated	90%	98.1%	98.1%	2.3%	—
Tempe Gateway	264,000	Consolidated	100%	95.9%	95.7%	1.4%	—
111 West Rio	225,000	Consolidated	100%	100.0%	100.0%	0.8%	—
PHOENIX	1,569,000			96.8%	95.4%	7.5%	—

The Link (6)	292,000	Consolidated	100%	93.6%	93.6%	2.6%
Legacy Union One	319,000	Consolidated	100%	100.0%	100.0%	1.4%	—
5950 Sherry Lane	197,000	Consolidated	100%	90.2%	90.6%	0.8%	—
DALLAS	808,000			95.3%	95.4%	4.8%	—

BriarLake Plaza (5)	835,000	Consolidated	100%	97.4%	97.4%	3.3%	—
HOUSTON	835,000			97.4%	97.4%	3.3%	—

TOTAL OFFICE	21,142,000			90.7%	88.3%	99.2%	$482,044
Table continued on next page

						Company's Share
Office Properties	Rentable Square Feet	Financial Statement Presentation	Company's Ownership Interest	End of Period Leased	Weighted Average Occupancy (2)	% of Total Net Operating Income (3)	Property Level Debt (4)
Other Properties (7)
College Street Garage - Charlotte	N/A	Consolidated	100%	N/A	N/A	0.6%	—
120 West Trinity Apartment - Atlanta (330 Units)	310,000	Unconsolidated	20%	96.6%	96.0%	0.1%	—
Domain 4 (6)	157,000	Consolidated	100%	33.4%	33.4%	0.1%	—
TOTAL OTHER	467,000					0.8%	$—

TOTAL	21,609,000					100.0%	$482,044

(1)Operating properties exclude properties in our development pipeline and properties sold prior to December 31, 2025.
(2)The weighted average economic occupancy of the property over the period for which the property was available for occupancy during the three months ended December 31, 2025.
(3)The Company's share of net operating income for the three months ended December 31, 2025. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for the definition of net operating income and a reconciliation to Net Income.
(4)The Company's share of property-specific mortgage debt, net of unamortized loan costs, as of December 31, 2025.
(5)Contains two or more buildings that are grouped together for reporting purposes.
(6)Effective September 1, 2024, Domain 4 was excluded from the square footage, end of period leased, and weighted average occupancy, and it is not included in Same Property as of December 31, 2025. The Company plans to replace Domain 4, once its leases expire, with future development.
(7)Not included in Same Property as of December 31, 2025. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for the definition of Same Property.
(8)Effective October 1, 2023, Hayden Ferry I, a 207,000 square foot building, in this group of buildings was excluded from Same Property, end of period leased, and weighted average occupancy due to commencement of the current full redevelopment of this building. This building will be excluded from the Phoenix and Total Office end of period leased and weighted average occupancy calculations until stabilized.

The properties included in the table above have annualized rent of $892.5 million, which represents the sum of the annualized cash rent including tenant's share of estimated operating expenses, if applicable, each tenant is paying as of the end of the reporting period. Included in this amount is $52.3 million related to tenants in free rent period as of December 31, 2025 due to free rent concessions. For those tenants, annualized rent is calculated based on the annualized rent the tenant will pay in the first period it is required to pay rent. A calculation of our office portfolio’s average effective annual rent per square foot as of December 31, 2025 and 2024 is as follows:

	As of December 31,
	2025	2024

In-place gross rent (1)	$49.91	$47.94
Net free rent (2)	(3.05)	(2.39)
Leasing commissions (3)	(2.41)	(2.20)
Tenant improvements (3)	(6.14)	(5.75)
Total leasing costs	(11.60)	(10.34)
Average effective annual rent	$38.31	$37.60

(1)	In-place gross rent equals the annualized cash rent including the tenant's share of estimated operating expenses, if applicable, as of the end of the period divided by occupied square feet. If the tenant is in a free rent period, annualized rent represents the annualized contractual rent the tenant will pay in the first month it is required to pay full cash rent.

(2)	Annualized cost on a per square foot basis of leases in a free rent period as of the end of the period.
(3)	Annual cost of commissions and tenant improvements on a per square foot basis generally incurred within a year of lease execution, most of which have been paid in full.

Office Lease Expirations (1)
As of December 31, 2025, our leases expire as follows:

Year of Expiration	Square Feet Expiring	% of Leased Space	Annual Contractual Rent (in thousands) (2)	% of Annual Contractual Rent	Annual Contractual Rent/Sq. Ft.

2026	1,049,119	5.7%	$48,193	4.8%	$45.94
2027	1,370,395	7.5%	67,550	6.7%	49.29
2028	1,728,499	9.4%	88,842	8.8%	51.40
2029	1,763,432	9.6%	92,636	9.1%	52.53
2030	1,694,868	9.2%	88,455	8.7%	52.19
2031	1,511,122	8.2%	84,879	8.4%	56.17
2032	2,284,537	12.4%	131,790	13.0%	57.69
2033	1,296,624	7.1%	76,943	7.6%	59.34
2034	1,140,459	6.2%	65,186	6.4%	57.16
2035 & Thereafter	4,516,257	24.7%	268,190	26.5%	59.38

Total	18,355,312	100.0%	$1,012,664	100.0%	$55.17

(1) Company's share of leases expiring after December 31, 2025. Expiring square footage for which new leases have been executed is reflected based on the expiration date of the new lease.
(2) Annual Contractual Rent is the estimated rent in the year of expiration. It includes the minimum base rent and an estimate of the tenant's share of operating expenses, if applicable, as defined in the respective leases.

Top 20 Office Tenants
As of December 31, 2025, our top 20 office tenants were as follows:

	Tenant (1)	Number of Properties Occupied	Number of Markets Occupied	Company's Share of Square Footage	Company's Share of Annualized Rent (in thousands) (2)	Percentage of Company's Share of Annualized Rent	Weighted Average Remaining Lease Term (Years)
1	Amazon	5	3	1,461,805	$79,741	8.9%	4.7
2	Alphabet	1	1	799,149	54,936	6.1%	12.1
3	NCR Voyix	2	2	815,634	42,692	4.8%	7.4
4	ExxonMobil	1	1	298,396	21,850	2.4%	7.0
5	IBM	1	1	319,863	19,032	2.1%	14.7
6	Expedia	1	1	315,882	17,546	2.0%	5.2
7	Apache	1	1	362,803	14,743	1.6%	12.9
8	Ovintiv USA (3)	1	1	318,582	8,564	1.0%	1.2
9	Deloitte	4	3	193,751	8,478	0.9%	7.9
10	McGuireWoods LLP	2	2	176,498	8,211	0.9%	16.4
11	ADP	1	1	225,000	8,099	0.9%	2.2
12	Wells Fargo	5	3	159,114	7,833	0.9%	4.0
13	BlackRock	1	1	131,656	7,745	0.9%	10.4
14	Smurfit Westrock	1	1	181,286	7,028	0.8%	4.3
15	Amgen	1	1	163,169	6,874	0.8%	2.8
16	McKinsey & Company	2	2	130,513	6,794	0.8%	6.9
17	RigUp	1	1	93,210	6,773	0.8%	2.6
18	International Workplace Group	4	4	123,625	6,552	0.7%	6.3
19	Samsung Engineering America	1	1	133,860	6,507	0.7%	0.9
20	Time Warner Cable	2	1	119,018	6,301	0.6%	2.8
	Total			6,522,814	$346,299	38.6%	7.1

(1)	In some cases, the actual tenant may be an affiliate of the entity shown, and the entity shown may not be a guarantor of the obligations of that tenant.
(2)
Annualized Rent represents the annualized cash rent including the tenant's share of estimated operating expenses, if applicable, paid by the tenant as of December 31, 2025. If the tenant is in a free rent period as of December 31, 2025, Annualized Rent represents the annualized contractual rent the tenant will pay in the first month it is required to pay full cash rent. Included in annualized rent is $11.3 million of annualized rent for tenants in a free rent period.

(3)
Our current lease with Ovintiv USA is a triple net lease. Therefore, the Company’s share of annualized rent represents only base rent. In the third quarter of 2025, the Company proactively entered into an early termination agreement with Ovintiv. Approximately 88% of Ovintiv’s premises is subleased and upon Ovintiv’s expiration the subtenants will become direct tenants. Each subtenant’s remaining lease term is included in the remaining lease term reflected for Ovintiv above.

Note:	This schedule includes leases that have commenced. Leases that have been signed but have not commenced are excluded.

Tenant Industry Diversification
As of December 31, 2025, our tenant industry diversification was as follows:

Industry (1)	Percentage of Company's Share of Annualized Rent (2)
Technology	30.5%
Financial	13.4%
Professional Services	9.6%
Legal	9.4%
Energy	6.5%
Consumer Goods & Services	6.2%
Real Estate	5.4%
Health Care	5.2%
Other	4.8%
Insurance	4.3%
Marketing/Media/Telecom	2.4%
Construction/Design	2.3%
Total	100.0%

(1)	Management uses SIC codes when available, along with judgment, to determine tenant industry classification.
(2)	Annualized Rent represents the annualized cash rent including tenant's share of estimated operating expenses, if applicable, paid by the tenant as of the date of this report. If the tenant is in a free rent period as of the date of this report, Annualized Rent represents the annualized contractual rent the tenant will pay in the first month it is required to pay full rent.
Development Pipeline (1)
As of December 31, 2025, information on our projects under development was as follows ($ in thousands):

Project	Type	Market	Company's Ownership Interest	Construction Start Date	Square Feet/Units	Estimated Project Cost (1)	Company's Share of Estimated Project Cost (1)	Project Cost Incurred to Date (1)	Company's Share of Project Cost Incurred to Date (1)	Percent Leased	Initial Occupancy (2)

Neuhoff (3)	Mixed	Nashville	50%	3Q21		$589,100	$294,550	$582,617	$291,309
Office and Retail					450,000					53%	4Q23
Apartments					542					89%	2Q24

Total						$589,100	$294,550	$582,617	$291,309

(1)	This schedule shows projects currently under active development through the substantial completion of construction as well as properties in an initial lease up period prior to stabilization. Significant estimation is required to derive these costs, and the final costs may differ from these estimates. Estimated and incurred project costs are construction costs, initial leasing costs, and financing costs on project-specific debt. Neuhoff has a project-specific construction loan (see footnote 3 below). The above schedule excludes any financing cost assumptions for projects without project-specific debt and any other incremental capitalized costs required by GAAP.
(2)	Initial occupancy represents the quarter within which the Company first recognized, or estimates it will begin recognizing, revenue under GAAP. The Company capitalizes interest, real estate taxes, and certain operating expenses on the unoccupied portion of office and retail properties, which have ongoing construction of tenant improvements, until the earlier of (1) the date on which the project achieves 90% economic occupancy or (2) one year from cessation of major construction activity. For residential project construction, the Company continues to capitalize interest, real estate taxes, and certain operating expenses until cessation of major construction activity.
(3)	The Neuhoff estimated project cost is being funded with a combination of $315.6 million of equity contributed by the joint venture partners and a construction loan with a current capacity of $273.5 million of which the Company's share is $136.8 million. See note 6 to the Condensed Consolidated Financial Statements for additional information on the construction loan. These costs include approximately $66 million of site and associated infrastructure work related to a future phase. The estimated project cost includes revisions related to updated initial leasing costs and construction loan interest costs.

Land Holdings
As of December 31, 2025, we owned the following land holdings, either directly or indirectly through joint ventures:

	Market	Company's Ownership Interest	Financial Statement Presentation	Total Developable Land (Acres)

3354/3356 Peachtree	Atlanta	95%	Consolidated	3.2
715 Ponce	Atlanta	50%	Unconsolidated	1.0
887 West Peachtree	Atlanta	100%	Consolidated	1.6
Domain Point 3	Austin	90%	Consolidated	1.7
Domain Central	Austin	100%	Consolidated	5.6
South End Station	Charlotte	100%	Consolidated	3.4
303 Tremont (1)	Charlotte	100%	Consolidated	2.4
Legacy Union 2 & 3	Dallas	95%	Consolidated	4.0
Corporate Center 5 & 6 (2)	Tampa	100%	Consolidated	14.1

Total				37.0

Total Cost Basis of Land ($ in thousands)				$162,809
Company's Share of Cost Basis of Land ($ in thousands)				$156,003
(1) 303 Tremont is under contract for sale and is expected to close in the second half of 2026.
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
Item 4.Mine Safety Disclosures
Not applicable.

Item X.Information about our Executive Officers
The Executive Officers of the Registrant, as of the date hereof, are as follows:

Name	Age	Office Held
M. Colin Connolly	49	President, Chief Executive Officer and Director
Gregg D. Adzema	60	Executive Vice President and Chief Financial Officer
J. Kennedy Hicks	42	Executive Vice President and Chief Investment Officer
Richard G. Hickson IV	51	Executive Vice President, Operations
John S. McColl	63	Executive Vice President, Development
Pamela F. Roper	52	Executive Vice President, General Counsel and Corporate Secretary
Jeffrey D. Symes	60	Senior Vice President and Chief Accounting Officer
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
Mr. Adzema was appointed Executive Vice President and Chief Financial Officer in November 2010.
Ms. Hicks was appointed Executive Vice President, Chief Investment Officer, and Managing Director in December 2022 and in 2025, began exclusively serving as Executive Vice President and Chief Investment Officer. From October 2020 to December 2022, Ms. Hicks served as Executive Vice President of Investments. Ms. Hicks joined Cousins in November 2018 as Senior Vice President of Investments.
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
Our common stock trades on the New York Stock Exchange (ticker symbol: CUZ). On January 30, 2026, there were 7,302 stockholders of record of our common stock.
Purchases of Equity Securities
There were no purchases of common stock by the Company during the fourth quarter of 2025.

Performance Graph
The following graph compares the five-year cumulative total return of our common stock with the NYSE Composite Index, the FTSE Nareit Equity Index, and the FTSE Nareit Equity Office Index. The graph assumes a $100 investment in each of the indices on December 31, 2020 and the reinvestment of all dividends.

Total Return Performance
175
150
125
100
75
50
Index Value
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25
Cousins Properties Incorporated
FTSE Nareit Equity Index
NYSE Composite Index
FTSE Nareit Equity Office Index

COMPARISON OF CUMULATIVE TOTAL RETURN OF ONE OR MORE COMPANIES, PEER
GROUPS, INDUSTRY INDICES, AND/OR BROAD MARKETS

	Fiscal Year Ended
Index	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
Cousins Properties Incorporated	100.00	123.30	80.55	82.18	108.94	95.72
NYSE Composite Index	100.00	120.68	109.39	124.46	144.12	169.62
FTSE Nareit Equity Index	100.00	143.24	108.34	123.21	133.97	137.83
FTSE Nareit Equity Office Index	100.00	122.00	76.10	91.55	111.24	95.67

Item 7.Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the selected financial data and the consolidated financial statements and notes.
Overview of 2025 Performance and Company and Industry Trends
Our strategy is to create value for our stockholders through ownership of the premier office portfolio in Sun Belt markets of the United States, with a particular focus on Austin, Atlanta, Charlotte, Tampa, Phoenix, Dallas, and Nashville. This strategy is based on a disciplined approach to capital allocation that includes opportunistic acquisitions, selective development, and timely dispositions of non-core assets, with a goal of maintaining a portfolio of newer and more efficient properties with lower capital expenditure requirements. To implement this disciplined approach, we maintain a simple, flexible, and low-leveraged balance sheet, which allows us to pursue compelling growth opportunities at the most advantageous points in the cycle. We utilize our strong local operating platforms within each of our major markets to implement this strategy.
During 2025, we completed the strategic acquisition of an operating property, The Link, a 292,000 square foot lifestyle office property in Uptown Dallas, for a purchase price of $218.0 million. We also received repayment at par for two investments in real estate debt, secured by interests, respectively in Saint Ann Court in Dallas and Radius in Nashville of $138.0 million and $12.8 million, respectively, as well as loaned our Neuhoff joint venture partner $19.6 million at an interest rate of SOFR plus 625 basis points which the partner used to fund their portion of the joint venture loan repayment. Finally, we sold our bankruptcy claim with SVB Financial group for $4.6 million.
During 2025, we completed an offering of the public senior notes maturing in 2030 generating net proceeds of $496.9 million to fund the acquisition of the Link and to pay off $250 million of privately placed senior notes. In conjunction with our loan to our joint venture partner mentioned above, the joint venture amended its existing Neuhoff construction loan, repaying $39.2 million of the outstanding principal, extending the maturity date to September 2026, and lowering the spread over SOFR to 300 basis points from 345 basis points. The joint venture has an option to extend the maturity date an additional 12 months, subject to conditions. Additionally, we sold 2.9 million shares under Forward Sales contracts at an average price of $30.44 per share. The future net settlement proceeds will be $88.5 million.
During 2025, we leased a total of 2.1 million square feet of office space. Our office operating portfolio was 90.7% percent leased as of December 31, 2025 and the weighted average economic occupancy during the fourth quarter of 2025 was 88.3%. In 2025, the weighted average net effective rent per square foot, representing base rent excluding operating expense reimbursements and leasing costs, for leases with a term greater than one year, was $25.86 per square foot. Cash-basis net effective rent per square foot increased 3.5% on spaces that had been previously occupied in the past year. Cash-basis net effective rent represents net rent at the end of the term paid under the prior lease compared to the net rent at the beginning of the term paid under the current lease. Our same property net operating income for the year increased 2.4% on a straight-line basis and increased 0.9% on a cash-basis.
We believe the Sun Belt, and in particular the seven Sun Belt markets listed above, will continue to outperform the broader office sector evidenced by a clear bifurcation between Sun Belt and Gateway market fundamentals. In addition, as the flight to quality trend accelerates among office users, we believe our trophy portfolio is well positioned to benefit from, and ultimately outperform in, the current real estate environment.
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
•Leasehold improvements are unique to the tenant or could reasonably be used by the lessor to lease to other parties; and,
•Economic life of the leasehold improvements is such that a significant residual value of the assets is expected to accrue to the benefit of the landlord at the end of the lease term.
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
Tenants sometimes terminate their lease prior to the end of the lease term, as allowed under negotiated termination options included in the lease or through separate negotiations with us. Such negotiations generally require payment of a termination fee that reimburses us for a portion of the remaining rent under the original lease term and the undepreciated lease inception costs such as commissions, tenant improvements, and lease incentives. Termination fee income, included in rental property revenue, is recognized on a straight-line basis from the date the termination is executed through lease expiration when the amount of the fee is determinable and collectability of the fee is reasonably assured. This fee income is adjusted on a straight-line basis by any accrued straight-line rent receivable and any above- or below-market lease intangible assets or liabilities related to the lease projected at the date of tenant vacancy.
Leases representing 35% and 32% of the square footage of our occupied portfolio as of December 31, 2025 and 2024, respectively, had early termination options at some point in their lease terms, all of which require a fee for early termination. During the years ended December 31, 2025 and 2024, five and three tenants representing 391,000 and 170,000 square feet, respectively, exercised early termination options in their leases. The early termination fee recognized in rental property revenues on these leases during the years ended December 31, 2025 and 2024 was $2.9 million and $2.5 million, respectively.

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
In the impairment analysis for assets held-for-investment, we must determine whether there are indicators of impairment. For operating properties, these indicators could include a significant decline in a property’s leasing percentage, a current period operating loss or negative cash flows combined with a history of losses at the property, a decline in lease rates for that property or others in the property’s market, a significant change in the market value of the property, an adverse change in the financial condition of significant tenants, or a more likely than not probability that there has been a significant decrease in the estimated hold period. For projects under development, indicators could include material budget overruns, significant delays in construction, occupancy, or stabilization timing, regulatory changes or economic trends that have a significant impact on the market, or an adverse change in the financial condition of a significant future tenant. For land holdings, indicators could include an overall decline in the market value of land in the region, regulatory changes that impact ability to develop the land, a decline in development activity for the intended use of the land, or other adverse economic and market conditions.
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
Development Cost Capitalization
We are involved in all stages of real estate ownership, including development and redevelopment. Prior to the point at which a project becomes probable of being developed, we expense predevelopment costs. After we determine a project is probable, all subsequently-incurred predevelopment costs, including certain internal personnel and associated costs directly related to the project under development or redevelopment, are capitalized in accordance with accounting rules. Once on-going activities commence necessary to prepare the project for its intended use, interest as well as property taxes and insurance are capitalized. If we abandon development or redevelopment of a project that had earlier been deemed probable, we charge all previously capitalized costs to expense. If this occurs, our predevelopment expenses could rise significantly.

The determination of whether a project is probable requires judgment. If we determine that a project is probable, interest, general and administrative, and other expenses could be materially different than if we determine the project is not probable.
Determination of what costs constitute project costs requires us, in some cases, to exercise judgment. If we determine certain costs to be direct or indirect project costs, amounts recorded in projects under development on the balance sheet and amounts recorded in general and administrative and other expenses on the statements of operations could be materially different than if we determine these costs are not associated with the project.
Once a certain project is constructed and ready for occupancy, carrying costs, such as real estate taxes, interest, internal personnel costs, and associated costs, are expensed as incurred. Determination of when construction of a project is held available for occupancy requires judgment. We consider projects and/or project phases to be ready for occupancy at the earlier of the date on which the project or phase reaches economic occupancy of 90% or one year from cessation of major construction activity, which may occur prior to economic stabilization. Our judgment of the date the project is ready for occupancy has a direct impact on our operating expenses and net income for the period.
Results of Operations For The Year Ended December 31, 2025
General
Net income available to common stockholders for the years ended December 31, 2025 and 2024 was $40.5 million and $46.0 million, respectively. In 2025, we recorded $14.3 million of impairment losses related to our Harborview property and the 303 Tremont land parcel. We detail below other material changes in the components of net income available to common stockholders for the year ended 2025 compared to 2024.
See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations" from our 2024 Annual Report on Form 10-K for a comparison of 2024 to 2023 financial results.
Rental Property Revenues, Rental Property Operating Expenses, and Net Operating Income
The following results include the performance of our Same Property portfolio. Our Same Property portfolio includes office properties that were stabilized and owned by us for the entirety of each comparable reporting period presented. Same Property amounts for the 2025 versus 2024 comparison are from properties that were stabilized and owned as of January 1, 2024 through December 31, 2025. We consider many factors in determining whether a property has stabilized, including the property’s occupancy (independently and relative to its submarket) and current leasing pipeline, as well as time since the cessation of major construction activity.
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

The following table reconciles net income to consolidated NOI for each of periods presented ($ in thousands):

	Year Ended December 31,
	2025	2024

Net Income	$41,252	$46,581
Fee income	(2,044)	(1,761)
Termination fee income	(5,087)	(3,405)
Other income	(11,225)	(7,224)
General and administrative expenses	38,642	36,566
Interest expense	159,241	122,476
Depreciation and amortization	415,359	365,045
Operating property impairment	13,286	—
Land and related predevelopment cost impairment	1,034	—
Reimbursed expenses	544	634
Other expenses	1,801	2,097
Loss from unconsolidated joint ventures	8,159	2,796
Gain on investment property transactions	—	(98)
Net Operating Income	$660,962	$563,707

Consolidated rental property revenues, rental property operating expenses, and NOI changed between the 2025 and 2024 periods as follows ($ in thousands):

	Year Ended December 31,
	2025	2024	$ Change	% Change
Rental Property Revenues
Same Property	$834,271	$815,244	$19,027	2.3%
Non-Same Property	141,189	29,124	112,065	384.8%
Termination Fee Income	5,087	3,405	1,682	49.4%
Total Rental Property Revenues	$980,547	$847,773	$132,774	15.7%

Rental Property Operating Expenses
Same Property	$278,949	$272,668	$6,281	2.3%
Non-Same Property	35,549	7,993	27,556	344.8%
Total Rental Property Operating Expenses	$314,498	$280,661	$33,837	12.1%

Net Operating Income
Same Property NOI	$555,322	$542,576	$12,746	2.3%
Non-Same Property NOI	105,640	21,131	84,509	399.9%
Total NOI	$660,962	$563,707	$97,255	17.3%

Same Property NOI represents Net Operating Income for those office properties that were stabilized and owned by us for the entirety of the 2025 and 2024 reporting periods presented. Same Property NOI allows analysts, investors, and management to analyze continuing operations and evaluate the growth trend of the Company's portfolio.
Same Property Rental Property Revenues and NOI increased between 2025 and 2024 primarily due to an increase in economic occupancy at our Promenade Tower, Corporate Center, and 3350 Peachtree office properties and increases in revenues recognized from tenant funded improvements owned by us. In addition, parking revenue from our Same Property portfolio increased in 2025 compared to 2024.
Non-Same Property Rental Property Revenues, Rental Property Operating Expenses, and NOI increased between 2025 and 2024 primarily due to the acquisitions of our Vantage South End and Sail Tower office properties in December 2024 as well as the acquisition of The Link in July 2025.

The following table details NOI from properties aggregated by market:

	Year Ended December 31,
Market	2025	2024	$ Change	% Change
Austin	$242,424	$191,758	$50,666	26.4%
Atlanta	203,272	194,837	8,435	4.3%
Charlotte	63,971	42,164	21,807	51.7%
Tampa	52,653	49,383	3,270	6.6%
Phoenix	48,923	44,597	4,326	9.7%
Dallas	22,604	13,937	8,667	62.2%
Other (1)	22,506	22,363	143	0.6%
Office NOI	656,353	559,039	97,314	17.4%
Other Non-Office (2)	4,609	4,668	(59)
Total NOI	$660,962	$563,707	$97,255

(1) Represents a non-core office property in Houston.
(2) Includes operations at land sites held for future development as well as a parking garage in Charlotte.
NOI for the Austin market increased $50.7 million, or 26.4%, between 2025 and 2024 primarily due to the acquisition of Sail Tower in December 2024. NOI for the Charlotte market increased $21.8 million, or 51.7%, primarily due to the acquisition of Vantage South End in December 2024. NOI from the Dallas market increased $8.7 million, or 62.2%, primarily due to the acquisition of The Link in July 2025.
Other Income
Other income increased $4.0 million, or 55.4%, between 2025 and 2024 primarily due to the sale of our Silicon Valley Bank ("SVB") bankruptcy claim in the first quarter of 2025 and interest income earned on the proceeds from the offering of the 2030 Notes prior to the repayment of the $250 million privately placed senior notes, partially offset by a decrease in interest income from investments in real estate debt driven by the repayment from our borrowers on two of our real estate debt investments. The SVB and investment in real estate debt transactions are described in further detail in notes 5 and 14 to the consolidated financial statements in this Form 10-K.
General and Administrative Expenses
General and administrative expenses increased $2.1 million, or 5.7%, between 2025 and 2024 primarily due to increases in stock compensation expense.
Interest Expense
Interest expense, net of amounts capitalized, increased $36.8 million, or 30.0%, between 2025 and 2024. This increase is primarily due to the issuances of the $500 million and $400 million public unsecured senior notes in August and December of 2024, respectively, as well as the issuance of the $500 million public unsecured senior notes in June 2025, partially offset by the repayments of the $250 million senior note in July 2025 and the repayment of $100 million of the 2021 Term Loan in August 2024, as well as a lower average balance outstanding on the Credit Facility in 2025.

Depreciation and Amortization
Depreciation and amortization changed between the 2025 and 2024 periods as follows ($ in thousands):

	Year Ended December 31,
	2025	2024	$ Change	% Change
Depreciation and Amortization
Same Property	$340,226	$333,126	$7,100	2.1%
Non-Same Property	74,644	31,458	43,186	137.3%
Non-Real Estate Assets	489	461	28	6.1%
Total Depreciation and Amortization	$415,359	$365,045	$50,314	13.8%
Non-Same Property depreciation and amortization increased between 2025 and 2024 primarily due to the acquisitions of Sail Tower and Vantage South End in December 2024, the acquisition of The Link in July 2025, and the completion of development at Domain 9.
Loss and Net Operating Income from Unconsolidated Joint Ventures
The following table reconciles loss from unconsolidated joint ventures to unconsolidated NOI for each of the periods presented ($ in thousands):

	Year Ended December 31,
	2025	2024	$ Change	% Change

Loss from unconsolidated joint ventures	$(8,159)	$(2,796)	$(5,363)	191.8%
Depreciation and amortization	10,739	4,745	5,994	126.3%
Interest expense	9,708	4,484	5,224	116.5%
Other expense	184	316	(132)	(41.8)%
Other income	(123)	(132)	9	6.8%
Net operating income from unconsolidated joint ventures	$12,349	$6,617	$5,732	86.6%

Net operating income:
Same Property	$4,825	$4,693	$132	2.8%
Non-Same Property	7,524	1,924	5,600	291.1%
Net operating income from unconsolidated joint ventures	$12,349	$6,617	$5,732	86.6%

The change in loss from unconsolidated joint ventures was driven by increases in unconsolidated depreciation and amortization as well as unconsolidated interest expense. Unconsolidated depreciation and amortization expense increased between 2025 and 2024 primarily due to: (i) assets being placed in service as portions of the development were completed and initial operations started at our joint venture's Neuhoff property in the fourth quarter of 2023 and (ii) the acquisition of Proscenium in August 2024. Unconsolidated interest expense increased between 2025 and 2024, primarily due to a reduction in capitalized interest at our Neuhoff joint venture as further portions of its development project were completed in 2025.
Non-Same Property NOI from unconsolidated joint ventures increased between 2025 and 2024 primarily due to operations at Neuhoff, as the property continues to increase occupancy, and the acquisition of Proscenium in August 2024.
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
The reconciliations of net income available to common stockholders to FFO and earnings per share to FFO per share are as follows for the years ended December 31, 2025 and 2024 ($ in thousands, except per share information):

	Year Ended December 31,
	2025			2024
	Dollars	Weighted Average Common Shares	Per Share Amount	Dollars	Weighted Average Common Shares	Per Share Amount
Net Income Available to Common Stockholders	$40,503	167,919	$0.24	$45,962	153,413	$0.30
Noncontrolling interest related to unitholders	7	25	—	8	25	—
Potentially dilutive common shares - ESPP	—	—	—	—	2	—
Conversion of unvested restricted stock units	—	772	—	—	575	—

Net Income — Diluted	40,510	168,716	0.24	45,970	154,015	0.30
Depreciation and amortization of real estate assets:
Consolidated properties	414,871	—	2.47	364,584	—	2.37
Share of unconsolidated joint ventures	10,739	—	0.06	4,745	—	0.03
Partners' share of real estate depreciation	(1,005)	—	(0.01)	(1,106)	—	(0.01)
Gain on sale of depreciated properties:
Consolidated properties	—	—	—	(101)	—	—
Operating property impairment	13,286	—	0.08	—	—	—
Funds From Operations	$478,401	168,716	$2.84	$414,092	154,015	$2.69

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
We may satisfy these needs with one or more of the following:
•cash and cash equivalents on hand;
•net cash from operations;
•proceeds from the sale of assets;
•borrowings under our Credit Facility;
•proceeds from mortgage notes payable;
•proceeds from construction loans;

•proceeds from unsecured loans;
•proceeds from offerings of equity and securities; and
•joint venture formations.

Our material capital expenditure commitments as of December 31, 2025 include $172.9 million of unfunded tenant improvements and development costs. As of December 31, 2025, we had $116.0 million drawn under our Credit Facility with the ability to borrow the remaining $884.0 million, as well as $5.7 million of cash and cash equivalents. We expect to have sufficient liquidity to meet our obligations for the foreseeable future.
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
The following table sets forth information as of December 31, 2025 with respect to our outstanding contractual obligations and commitments ($ in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual Obligations:
Company debt: (1)
Unsecured credit facility	$116,000	$—	$116,000	$—	$—
Public senior unsecured notes	1,400,000	—	—	500,000	900,000
Privately placed senior unsecured notes	750,000	—	475,000	275,000	—
Term loans	650,000	250,000	400,000	—	—
Mortgage notes payable	441,127	220,127	—	—	221,000
Interest commitments (2)	739,801	150,773	238,003	197,119	153,906
Ground leases	177,328	2,006	4,032	4,066	167,224
Total contractual obligations	$4,274,256	$622,906	$1,233,035	$976,185	$1,442,130
Commitments:
Unfunded tenant improvements and development obligations	$172,908	$172,908	$—	$—	$—
Unfunded commitments on investments in real estate debt	3,782	3,782	—	—	—
Total commitments	$176,690	$176,690	$—	$—	$—
(1)Amounts presented assume we exercise all available extension options.
(2)Interest on variable rate obligations is based on balances and effective rates as of December 31, 2025.

Credit Facility
On May 2, 2022, we entered into a Fifth Amended and Restated Credit Agreement (the "Credit Facility") under which we may borrow up to $1 billion if certain conditions are satisfied. The Credit Facility contains financial covenants that require, among other things, the maintenance of unencumbered interest coverage ratio of at least 1.75x; a fixed charge coverage ratio of at least 1.50x; a secured leverage ratio of no more than 50%; and overall and unsecured leverage ratios of no more than 60%. The Credit Facility matures on April 30, 2027.
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
At December 31, 2025, the Credit Facility's interest rate spread over Adjusted SOFR was 0.775%, and the facility fee spread was 0.15%. The amount that we may draw under the Credit Facility is a defined calculation based on our unencumbered assets and other factors. The total available borrowing capacity under the Credit Facility was $884.0 million at December 31, 2025. Any amounts outstanding under the Credit Facility may be accelerated upon the occurrence of any events of default.
Term Loans
On October 3, 2022, we entered into a Delayed Draw Term Loan Agreement (the "2022 Term Loan") and borrowed the full $400 million available under the loan. Under the 2022 Term Loan, the applicable interest rate varies according to our credit rating and leverage ratio and may, at our election, be determined based on either (1) the Daily SOFR or Term SOFR, plus a SOFR adjustment of 0.10% ("Adjusted SOFR") and a spread of between 0.80% and 1.60%, or (2) the greater of (i) Bank of America's prime rate, (ii) the federal funds rate plus 0.50%, (iii) Term SOFR, plus a SOFR adjustment of 0.10%, and 1.00%, or (iv) 1.00%, plus a spread of between 0.00% and 0.65%, based on leverage. The loan had an initial maturity of March 3, 2025 with four consecutive options to extend the maturity date for an additional six months each. We have exercised the third of the four six-month extension options, which becomes effective March 3, 2026, with an extended maturity date of September 3, 2026. The final maturity date, should we elect to exercise the one remaining extensions, would be March 3, 2027. The covenants under the 2022 Term Loan are the same as the Credit Facility.
On April 19, 2023, we entered into a floating-to-fixed rate swap with respect to $200 million of the $400 million 2022 Term Loan through the initial maturity date of March 3, 2025. This swap fixed the underlying SOFR rate at 4.298%. On January 26, 2024, we entered into a floating-to-fixed rate swap with respect to remaining $200 million of the $400 million 2022 Term Loan through the initial maturity date of March 3, 2025. This swap fixed the underlying SOFR rate at 4.6675% (see note 10). These two swaps fixed the underlying SOFR rate for the full $400 million at a weighted average of 4.483%. These swaps expired on March 3, 2025. For the 2022 Term Loan, a six-month Term SOFR of 4.2018% was in effect from March 3, 2025 through September 2, 2025, and a six-month Term SOFR of 4.206% was in effect from September 3, 2025 to March 2, 2026. At December 31, 2025, the spread over the underlying SOFR rates was 0.85% for the 2022 Term Loan.
On June 28, 2021, we entered into an Amended and Restated Term Loan Agreement (the "2021 Term Loan") that amended the former term loan agreement. Under the 2021 Term Loan, we borrowed $350 million with an initial maturity of August 30, 2024 with four consecutive options to extend the maturity date for an additional 180 days each. In August 2024, we paid down $100 million of the $350 million outstanding and exercised the first of our four 180 day extension options, extending the maturity date on the remaining $250 million to February 26, 2025. In December 2025, we exercised the fourth of our four 180 day extension options, which becomes effective February 20, 2026, with an extended maturity date of August 17, 2026. On September 19, 2022, we entered into the First Amendment to the 2021 Term Loan. This amendment aligns covenants and available interest rates, including the addition of SOFR, to that of the Credit Facility. Under the terms of this First Amendment the interest rate applicable to the 2021 Term Loan varies according to our credit rating and leverage ratio and may, at our election, be determined based on either (1) the Daily SOFR or Term SOFR, plus a SOFR adjustment of 0.10% ("Adjusted SOFR") and a spread of between 0.85% and 1.65%, or (2) the greater of (i) Bank of America's prime rate, (ii) the federal funds rate plus 0.50%, (iii) Term SOFR, plus a SOFR adjustment of 0.10%, and 1.00%, (iv) or 1.00%, plus a spread of between 0.00% and 0.65%, based on leverage. At December 31, 2025, the spread over the underlying SOFR rates was 1.00% for the 2021 Term Loan.
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
Unsecured Senior Notes
At December 31, 2025, we had $2.2 billion aggregate principal amount of senior unsecured notes outstanding.
In June 2025, CPLP issued $500.0 million in aggregate principal amount of 5.250% senior unsecured notes. Upon issuance of the 2030 Notes, CPLP received proceeds of $499.9 million dollars, net of the original issue discount of $65,000, resulting in an effective interest rate of 5.251%. These senior unsecured notes are fully and unconditionally guaranteed by the Company. The proceeds were used to repay, at maturity, the $250.0 million outstanding amount of the privately placed senior notes due July 7, 2025, to partially fund the acquisition of The Link on July 28, 2025, and for general corporate purposes. These public senior notes had issuance costs of $4.2 million and mature on July 15, 2030.
In December 2024, CPLP issued $400.0 million in aggregate principal amount of 5.375% senior unsecured notes. Upon issuance of the 2032 Notes, CPLP received net proceeds of $397.9 million dollars after an original issue discount of $2.1 million resulting in an effective interest rate is 5.464%. The 2032 Notes are fully and unconditionally guaranteed by us. The proceeds were used to fund part of the purchase prices for the Sail Tower and the Vantage acquisitions in December 2024. The 2032 Notes had issuance costs of $3.6 million and mature on February 15, 2032.
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
The above described senior unsecured notes are subject to certain typical covenants that, subject to certain exceptions, include (a) a limitation on the ability of the Company and CPLP to, among other things, incur additional secured and unsecured indebtedness; (b) a limitation on the ability of the Company and CPLP to merge, consolidate, sell, lease or otherwise dispose of their properties and assets substantially as an entirety; and (c) a requirement that the Company maintain a pool of unencumbered assets. To avoid any such limitations, these covenants require, among other things, maintaining the following financial metrics as defined in the agreement: (a) unencumbered debt ratio of at least 150%; (b) an EBITDA to debt service ratio of at least 1.50x; (c) a secured leverage ratio of no more than 40%; (d) and an overall leverage ratio of no more than 60%.
We also have $750.0 million aggregate principal amount of privately placed unsecured senior notes outstanding in four tranches as of December 31, 2025. The privately placed unsecured senior notes contain financial covenants that are generally consistent with those of our Credit Facility, with the exception of a secured leverage ratio of no more than 40%. The $250 million outstanding amount of the privately placed senior notes due July 7, 2025 were repaid at maturity.
The senior notes also contain customary representations and warranties, both affirmative and negative covenants, and customary events of default.
Secured Mortgage Notes
In November 2024, we repaid, in full, our Domain 10 mortgage with a remaining principal balance of $70.9 million. This mortgage had an interest rate of 3.75%.
As of December 31, 2025, we had $441.1 million outstanding on four non-recourse mortgage notes with a weighted average interest rate of 4.88%. All interest rates on the secured mortgage notes are fixed. Assets with depreciated carrying values of $709.4 million were pledged as security on these mortgage notes payable.
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
At December 31, 2025, our unconsolidated joint ventures had aggregate outstanding indebtedness to third parties of $332.4 million. This debt represents mortgage or construction loans, all of which are non-recourse to us. In addition, in certain instances, we provide “non-recourse carve-out guarantees” on these non-recourse loans.
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
Cash Flows
We report and analyze our cash flows based on operating activities, investing activities, and financing activities. Cash and cash equivalents totaled $5.7 million and $7.3 million at December 31, 2025 and 2024, respectively. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Cash Flows" from our 2024 Annual Report on Form 10-K for a discussion of the changes in cash flows between 2024 and 2023.
The following table sets forth the changes in cash flows ($ in thousands):

	Year Ended December 31,		$ Change
	2025	2024
Net cash provided by operating activities	$402,275	$400,233	$2,042
Net cash used in investing activities	(425,661)	(1,305,402)	879,741
Net cash provided by financing activities	21,757	906,471	(884,714)
The reasons for significant increases and decreases in cash flows between the periods are as follows:
Cash Flows from Operating Activities. Cash provided by operating activities increased $2.0 million between 2025 and 2024 primarily due to increased economic occupancy and the end of rent abatement periods at our Domain 9, Promenade Central, and Buckhead Plaza office properties and the acquisitions of our Vantage South End and Sail Tower office properties in December 2024, as well as our acquisition of The Link office property in July 2025. These increases are partially offset by increases in interest payments on debt.
Cash Flows from Investing Activities. Cash used in investing activities decreased $879.7 million between 2025 and 2024 primarily driven by the acquisitions of Sail Tower and Vantage for an aggregate price of $838.0 million in December 2024, when compared to the acquisition of The Link in July 2025 for $215.0 million.
Cash Flows from Financing Activities. Cash flows provided by financing activities decreased by $884.7 million between 2025 and 2024. In 2025, securities offerings generated gross proceeds of $500.0 million which was partially offset by debt maturity repayments of $250.0 million. In 2024, securities offerings generated gross proceeds $1.4 billion in proceeds which was partially offset by debt maturity payments of $172.7 million.
Capital Expenditures. We incur capital expenditures for the development of new properties, the redevelopment of existing or newly purchased properties, general building improvements, direct leasing costs such as commissions or tenant improvements, and capitalized interest and salaries. Components of expenditures included in this line item for the years ended December 31, 2025 and 2024 are as follows ($ in thousands):

	2025	2024
Projects under development (1)	$2,259	$24,105
Operating properties—redevelopment	47,365	46,479
Operating properties—building improvements	41,007	31,760
Operating properties—leasing costs	160,289	135,506
Capitalized interest and salaries	16,311	14,881
Total capital expenditures	$267,231	$252,731
(1) Includes initial leasing costs.

Capital expenditures increased $14.5 million between 2025 and 2024 primarily due to increased leasing costs at our operating properties. This is primarily related to timing of tenant improvement reimbursement requests and to our strong leasing activity. This is partially offset by lower spending on projects under development, as the Domain 9 property became fully operational in 2025.
The above leasing costs include leasing commissions and tenant improvements, which are both capitalized as a component of our real estate assets as they are incurred. Commitments toward those costs are calculated on square foot basis and are included in our leasing activity as leases are executed.
Leasing activity details, including the components of net effective rent per square foot, for our office portfolio on leases executed during the years ended December 31, 2025 and 2024 are as follows:

	Year Ended December 31, 2025
	New	Renewal	Expansion	Total
Net leased square feet (1)	938,531	950,010	236,417	2,124,958
Number of transactions	76	66	25	167
Lease term in years (2)	9.2	7.8	8.3	8.5

Net effective rent calculation (per square foot per year) (2)
Net annualized rent (3)	$38.51	$36.38	$40.33	$37.76
Net free rent	(2.37)	(1.91)	(1.52)	(2.07)
Leasing commissions	(3.06)	(2.57)	(2.84)	(2.82)
Tenant improvements	(8.49)	(5.32)	(7.80)	(7.01)
Total leasing costs	(13.92)	(9.80)	(12.16)	(11.90)
Net effective rent	$24.59	$26.58	$28.17	$25.86

Second generation leased square footage (4)				1,574,998
Increase in straight-line basis second generation net rent per square foot (5)				21.5%
Increase in cash-basis second generation net rent per square foot (6)				3.5%

	Year Ended December 31, 2024
	New	Renewal	Expansion	Total
Net leased square feet (1)	1,200,044	612,763	206,827	2,019,634
Number of transactions	78	57	22	157
Lease term in years (2)	8.3	7.0	8.6	7.9

Net effective rent calculation (per square foot per year) (2)
Net annualized rent (3)	$42.80	$35.86	$33.75	$39.77
Net free rent	(1.84)	(2.20)	(1.98)	(1.97)
Leasing commissions	(3.09)	(2.32)	(2.67)	(2.81)
Tenant improvements	(7.37)	(5.18)	(8.51)	(6.82)
Total leasing costs	(12.30)	(9.70)	(13.16)	(11.60)
Net effective rent	$30.50	$26.16	$20.59	$28.17

Second generation leased square footage (4)				1,405,400
Increase in straight-line basis second generation net rent per square foot (5)				28.2%
Increase in cash-basis second generation net rent per square foot (6)				8.5%

(1)	Comprised of total square feet leased, unadjusted for ownership share. Excludes leases approximately one year or less, along with apartment, retail, amenity, storage, and intercompany space leases.
(2)	Weighted average of net leased square feet.
(3)	Straight-line net rent per square foot (operating expense reimbursements deducted from gross leases) over the lease term, prior to any deductions for leasing costs. Excludes percent rent leases.
(4)	Excludes leases executed for spaces that were vacant upon acquisition, new leases in development properties, percent rent leases, and leases for spaces that have been vacant for one year or more.
(5)	Increase in second generation straight-line basis net annualized rent on a weighted average basis.
(6)	Increase in second generation net cash rent at the end of the term paid under the prior lease compared to net cash rent at the beginning of the term (after any free rent period) paid under the current lease on a weighted average basis. For early renewals, the final net cash rent paid under the original lease is compared to the first net cash rent paid under the terms of the renewal. Net cash rent is net of any recovery of operating expenses but prior to any deductions for leasing costs.
Our office portfolio was 90.7% leased as of December 31, 2025, down slightly from 91.6% leased as of December 31, 2024, which is inclusive of 2.1 million and 2.0 million square feet of new, renewal, and expansion leases executed in 2025 and 2024, respectively, and 1.2 million and 488,000 square feet of leases expiring without renewal in 2025 and 2024, respectively.
The amounts of leasing costs on a per square foot basis vary by lease and by market.
Dividends. We paid common dividends of $215.8 million and $195.4 million in 2025 and 2024, respectively. The increase of common dividends paid in the comparative periods is largely driven by the issuance of 15.5 million shares of common stock in the fourth quarter of 2024. We expect to fund our future quarterly common dividends with cash provided by operating activities, proceeds from investment property sales, distributions from unconsolidated joint ventures, indebtedness, and proceeds from offerings of equity and other securities, if necessary.
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
Guarantor Information. The Company and CPLP have filed a registration statement on Form S-3 with the SEC registering, among other securities, debt securities of CPLP, which are fully and unconditionally guaranteed by the Company. Separate Consolidated Financial Statements of CPLP have not been presented in accordance with the amendments to Rule 3-10 of Regulation S-X. Furthermore, as permitted under Rule 13-01(a)(4)(vi), the Company has excluded the summarized financial information for CPLP as the assets, liabilities, and results of operations of the Company and CPLP are not materially different than the corresponding amounts presented in the Consolidated Financial Statements of the Company, and management believes such summarized financial information would be repetitive and not provide incremental value to investors.

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
As of December 31, 2025 and 2024, we had $3.0 billion and $2.7 billion, respectively, of fixed rate debt, including the 2022 Term Loan, outstanding at a weighted average interest rate of 4.94% and 4.85%, respectively.
At December 31, 2025, we had $366.0 million of variable rate debt outstanding, which consisted of the Credit Facility with $116.0 million outstanding at an interest rate of 4.535% and $250 million outstanding on the 2021 Term Loan with an interest rate of 4.76%. At December 31, 2024, we had $362.3 million of variable rate debt outstanding, which consisted of the Credit Facility with $112.3 million outstanding at an interest rate of 5.185% and $250 million outstanding on the 2021 Term Loan with an interest rate of 5.41%. Based on our average variable rate debt balances in 2025, interest incurred would have increased by $3.3 million in 2025 if interest rates had been 1% higher.
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
Management, under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. The framework on which the assessment was based is described in “Internal Control – Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, we concluded that we maintained effective internal control over financial reporting as of December 31, 2025. Deloitte & Touche LLP, our independent registered public accounting firm, issued an opinion on the effectiveness of our internal control over financial reporting as of December 31, 2025, which follows this report of management.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Cousins Properties Incorporated

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Cousins Properties Incorporated and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 5, 2026, expressed an unqualified opinion on those consolidated financial statements.

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
February 5, 2026

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by Items 401, 405, 406, and 407 of Regulation S-K is presented in Item X in Part I of this report and is included under the captions “Proposal 1 - Election of Directors” and “Delinquent Section 16(a) Reports” in the Proxy Statement relating to the 2026 Annual Meeting of the Registrant’s Stockholders and is incorporated herein by reference. The Company has the Code of Business Conduct and Ethics, which is applicable to its Board of Directors and all of its employees. The Code of Business Conduct and Ethics is publicly available on the “Investor Relations” page of its website site at www.cousins.com. Section 1 of the Code of Business Conduct and Ethics applies to the Company’s senior executive and financial officers and is a “code of ethics” as defined by applicable SEC rules and regulations. If the Company makes any amendments to the Code of Business Conduct and Ethics other than technical, administrative, or other non-substantive amendments or grants any waivers, including implicit waivers, from a provision of the Code of Business Conduct and Ethics to the Company’s senior executive or financial officers, the Company will disclose on its website the nature of the amendment or waiver, its effective date, and to whom it applies.
Item 11. Executive Compensation
The information required by Items 402 and 407 of Regulation S-K is included under the captions “Executive Compensation,” “Director Compensation,” and "Compensation Committee Interlocks and Insider Participation" in the Proxy Statement relating to the 2026 Annual Meeting of the Registrant’s Stockholders and is incorporated herein by reference.
Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information under the captions “Beneficial Ownership of Common Stock” and "Equity Compensation Plan Information" in the Proxy Statement relating to the 2026 Annual Meeting of the Registrant’s Stockholders is incorporated herein by reference.
Item 13.Certain Relationships and Related Transactions, and Director Independence
The information under the caption “Certain Transactions” and “Director Independence” in the Proxy Statement relating to the 2026 Annual Meeting of the Registrant’s Stockholders is incorporated herein by reference.
Item 14.Principal Accountant Fees and Services
The information under the caption “Summary of Fees to Independent Registered Public Accounting Firm” in the Proxy Statement relating to the 2026 Annual Meeting of the Registrant’s Stockholders has fee information for fiscal years 2025 and 2024 and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)1.     Financial Statements
A.The following consolidated financial statements of the Registrant, together with the applicable report of independent registered public accounting firm, are filed as a part of this report:
2.Financial Statement Schedule
The following financial statement schedule for the Registrant is filed as a part of this report:

Page Number
A. Schedule III—Real Estate and Accumulated Depreciation—December 31, 2025	S-1 through S-4
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

4.6	Description of Registrant's Securities, filed as Exhibit 4.6 to the Registrant's Form 10-K filed for the year ended December 31, 2019, and incorporated herein by reference.

4.7
Indenture, dated as of May 8, 2024, by and among Cousins Properties LP, Cousins Properties Incorporated and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Cousins Properties Incorporated’s Registration Statement on Form S-3, filed on May 8, 2024), and incorporated herein by reference.

4.8
First Supplemental Indenture, dated as of August 16, 2024, by and among Cousins Properties LP, Cousins Properties Incorporated and U.S. Bank Trust Company, National Association, as trustee, filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed August 16, 2024, and incorporated herein by reference.

4.9	Form of 5.875% Senior Notes due 2034, filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed August 16, 2024 (included in Exhibit 4.8), and incorporated herein by reference.

4.10
Second Supplemental Indenture, dated as of December 17, 2024, by and among Cousins Properties LP, Cousins Properties Incorporated and U.S. Bank Trust Company, National Association, as trustee, filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed December 17, 2024, and incorporated herein by reference.

4.11	Form of 5.375% Senior Notes due 2032 (included in Exhibit 4.10), and incorporated herein by reference.

4.12
Third Supplemental Indenture, dated as of June 6, 2025, by and among Cousins Properties LP, Cousins Properties Incorporated and U.S. Bank Trust Company, National Association, as trustee, filed as Exhibit 4.2 to the Registrant's Current Report on Form 8-K on June 6, 2025 and incorporated herein by reference.

4.13	Form of 5.250% Senior Notes due 2030 (included in Exhibit 4.12), filed as Exhibit 4.3 to the Registrant's Current Report on Form 8-K on June 6, 2025 and incorporated herein by reference.

10(a)(i)*	Form of Amendment Number One to Change in Control Severance Agreement filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated May 12, 2009, and incorporated herein by reference.

10(a)(ii)*	Form of New Change in Control Severance Agreement, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 7, 2011, and incorporated herein by reference.

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

10(a)(x)*
Cousins Properties Incorporated 2019 Omnibus Incentive Stock Plan — Stock Grant Certificate, filed as Exhibit 10(a)(xxxii) to the Registrant's Form 10-K filed for the year ended December 31, 2021, and incorporated herein by reference.

10(a)(xi)*
Cousins Properties Incorporated 2019 Omnibus Incentive Stock Plan — Restricted Stock Unit Certificate, filed as Exhibit 10(a)(xxxiii) to the Registrant's Form 10-K filed for the year ended December 31, 2021, and incorporated herein by reference.

10(a)(xii)*
Cousins Properties Incorporated 2019 Omnibus Incentive Stock Plan — Director Stock Grant Certificate, filed as Exhibit 10(a)(xxxiv) to the Registrant's Form 10-K filed for the year ended December 31, 2021, and incorporated herein by reference.

10(a)(xiii)*	Cousins Properties Incorporated 2021 Employee Stock Purchase Plan, filed as Exhibit 10(a)(xxxv) to the Registrant's Form 8-K filed on November 1, 2021 and incorporated herein by reference.

10(a)(xiv)*
Amendment Number One to the Cousins Properties Incorporated 2019 Omnibus Incentive Stock Plan, filed as Exhibit 10(a)(xxxvi) to the Registrant's Form 10-K filed for the year ended December 31, 2021, and incorporated herein by reference.

10(a)(xv)
Cousins Properties Incorporated Executive Severance Plan, effective April 28, 2025, filed as Exhibit 10.1 to the Registrant's Form 10-Q filed for the quarter ended March 31, 2025, and incorporated herein by reference.

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

19	Insider Trading Policy, filed as Exhibit 19 to the Registrant's Form 10-K for the year ended December 31, 2024, and incorporated herein by reference.

21†	Subsidiaries of the Registrant.

22†	Subsidiary Issuer of Guaranteed Securities.

23†	Consent of Independent Registered Public Accounting Firm.

31.1†	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Cousins Properties Incorporated Clawback Policy, filed as Exhibit 97 to the Registrant's Annual Report on Form 10-K on February 7, 2024, and incorporated herein by reference.

101†	The following financial information for the Registrant, formatted in XBRL (Extensible Business Reporting Language): (i) the consolidated balance sheets, (ii) the consolidated statements of operations, (iii) the consolidated statements of equity, (iv) the consolidated statements of cash flows, and (v) the notes to consolidated financial statements.

104†	Cover Page Interactive Data File.

*	Indicates a management contract or compensatory plan or arrangement.

†	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cousins Properties Incorporated (Registrant)
Dated:	February 5, 2026
		BY:	/s/ Gregg D. Adzema
Gregg D. Adzema
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Capacity	Date
/s/ M. Colin Connolly	Chief Executive Officer, President, and Director	February 5, 2026
M. Colin Connolly	(Principal Executive Officer)

/s/ Gregg D. Adzema	Executive Vice President and Chief Financial Officer	February 5, 2026
Gregg D. Adzema	(Principal Financial Officer)

/s/ Jeffrey D. Symes	Senior Vice President and Chief Accounting Officer	February 5, 2026
Jeffrey D. Symes	(Principal Accounting Officer)

/s/ Charles T. Cannada	Director	February 5, 2026
Charles T. Cannada

/s/ Robert M. Chapman	Chairman of the Board and Director	February 5, 2026
Robert M. Chapman

/s/ Scott W. Fordham	Director	February 5, 2026
Scott W. Fordham

/s/ Susan L. Givens	Director	February 5, 2026
Susan L. Givens

/s/ R. Kent Griffin, Jr.	Director	February 5, 2026
R. Kent Griffin, Jr.

/s/ Donna W. Hyland	Director	February 5, 2026
Donna W. Hyland

/s/ Dionne Nelson	Director	February 5, 2026
Dionne Nelson

/s/ R. Dary Stone	Director	February 5, 2026
R. Dary Stone

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Cousins Properties Incorporated

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cousins Properties Incorporated and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 5, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.

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
February 5, 2026
We have served as the Company's auditor since 2002.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,
	2025	2024
Assets:
Real estate assets:
Operating properties, net of accumulated depreciation of $1,922,394 and $1,627,251 in 2025 and 2024, respectively	$7,894,846	$7,785,597
Land	135,870	154,726
	8,030,716	7,940,323

Real estate assets and other assets held for sale, net	61,489	—
Cash and cash equivalents	5,720	7,349
Investments in real estate debt, at fair value	37,804	167,219
Accounts receivable	17,578	11,491
Deferred rents receivable	269,282	232,078
Investments in unconsolidated joint ventures	215,301	185,478
Intangible assets, net	164,738	171,989
Other assets, net	87,504	86,219
Total assets	$8,890,132	$8,802,146
Liabilities:
Notes payable	$3,340,815	$3,095,666
Accounts payable and accrued expenses	314,317	337,248
Deferred income	301,358	277,132
Intangible liabilities, net	117,085	111,221
Other liabilities	111,506	110,712
Liabilities of real estate assets held for sale, net	2,849	—
Total liabilities	4,187,930	3,931,979
Commitments and contingencies
Equity:
Stockholders' investment:
Common stock, $1 par value per share, 300,000,000 shares authorized, 167,981,990 and 167,660,480 issued and outstanding in 2025 and 2024, respectively	167,982	167,660
Additional paid-in capital	5,971,762	5,959,670
Distributions in excess of cumulative net income	(1,460,154)	(1,280,547)
Accumulated other comprehensive loss	—	(105)
Total stockholders' investment	4,679,590	4,846,678
Nonredeemable noncontrolling interests	22,612	23,489
Total equity	4,702,202	4,870,167
Total liabilities and equity	$8,890,132	$8,802,146
See notes to consolidated financial statements.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2025	2024	2023
Revenues:
Rental property revenues	$980,547	$847,773	$799,047
Fee income	2,044	1,761	1,373
Other	11,225	7,224	2,454
	993,816	856,758	802,874
Expenses:
Rental property operating expenses	314,498	280,661	266,434
Reimbursed expenses	544	634	608
General and administrative expenses	38,642	36,566	32,331
Interest expense	159,241	122,476	105,463
Operating property impairment	13,286	—	—
Land and related predevelopment cost impairment	1,034	—	—
Depreciation and amortization	415,359	365,045	314,897
Other	1,801	2,097	2,128
	944,405	807,479	721,861
(Loss) income from unconsolidated joint ventures	(8,159)	(2,796)	2,299
Gain on investment property transactions	—	98	504
Net income	41,252	46,581	83,816
Net income attributable to noncontrolling interests	(749)	(619)	(853)
Net income available to common stockholders	$40,503	$45,962	$82,963

Net income per common share — basic and diluted	$0.24	$0.30	$0.55
Weighted average common shares — basic	167,919	153,413	151,714
Weighted average common shares — diluted	168,716	154,015	152,040
Dividends declared per common share	$1.28	$1.28	$1.28

See notes to consolidated financial statements.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2025	2024	2023
Comprehensive income:
Net income available to common stockholders	$40,503	$45,962	$82,963
Other comprehensive income:
Unrealized gains on cash flow hedges	11	2,935	4,357
Amortization of cash flow hedges	94	(5,232)	(3,932)
Total other comprehensive income (loss)	105	(2,297)	425
Total comprehensive income	$40,608	$43,665	$83,388

See notes to consolidated financial statements.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except per share data)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Distributions in Excess of Cumulative Net Income	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Investment	Nonredeemable Noncontrolling Interests	Total Equity
Balance December 31, 2022	154,019	5,630,327	(147,157)	(1,013,292)	1,767	$4,625,664	21,285	$4,646,949

Net income	—	—	—	82,963	—	82,963	853	83,816
Other comprehensive income	—	—	—	—	425	425	—	425
Common stock issued pursuant to stock based compensation	320	(1,845)	1,461	—	—	(64)	—	(64)
Amortization of stock based compensation, net of forfeitures	(3)	10,227	—	—	—	10,224	—	10,224
Contributions from noncontrolling interests	—	—	—	—	—	—	3,115	3,115
Distributions to noncontrolling interests	—	—	—	—	—	—	(1,091)	(1,091)
Common dividends ($1.28 per share)	—	—	—	(195,061)	—	(195,061)	—	(195,061)
Balance December 31, 2023	154,336	5,638,709	(145,696)	(1,125,390)	2,192	4,524,151	24,162	4,548,313

Net income	—	—	—	45,962	—	45,962	619	46,581
Other comprehensive loss	—	—	—	—	(2,297)	(2,297)	—	(2,297)
Common stock sold, net of issuance costs	15,500	452,189	—	—	—	467,689	—	467,689
Common stock issued pursuant to stock based compensation	361	(1,230)	—	—	—	(869)	—	(869)
Amortization of stock based compensation, net of forfeitures	—	13,161	—	—	—	13,161	—	13,161
Retirement of Treasury Stock	(2,537)	(143,159)	145,696	—	—	—	—	—
Contributions from noncontrolling interests	—	—	—	—	—	—	24	24
Distributions to noncontrolling interests	—	—	—	—	—	—	(1,316)	(1,316)
Common dividends ($1.28 per share)	—	—	—	(201,119)	—	(201,119)	—	(201,119)
Balance December 31, 2024	167,660	5,959,670	—	(1,280,547)	(105)	4,846,678	23,489	4,870,167

Net income	—	—	—	40,503	—	40,503	749	41,252
Other comprehensive income	—	—	—	—	105	105	—	105
Common stock issued pursuant to stock based compensation	328	(2,717)	—	—	—	(2,389)	—	(2,389)
Amortization of stock based compensation, net of forfeitures	(6)	14,809	—	—	—	14,803	—	14,803
Contributions from noncontrolling interests	—	—	—	—	—	—	7	7
Distributions to noncontrolling interests	—	—	—	—	—	—	(1,633)	(1,633)
Common dividends ($1.28 per share)	—	—	—	(220,110)	—	(220,110)	—	(220,110)
Balance December 31, 2025	$167,982	$5,971,762	$—	$(1,460,154)	$—	$4,679,590	$22,612	$4,702,202

See notes to consolidated financial statements.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$41,252	$46,581	$83,816
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on investment property transactions	—	(98)	(504)
Depreciation and amortization	415,359	365,045	314,897
Amortization of deferred financing costs, debt premiums, and debt discounts, net	4,490	4,027	4,142
Equity-classified stock-based compensation expense, net of forfeitures	16,455	14,788	11,966
Effect of non-cash adjustments to rental revenues	(86,779)	(58,591)	(48,068)
Loss (income) from unconsolidated joint ventures	8,159	2,796	(2,299)
Operating distributions from unconsolidated joint ventures	1,460	3,611	3,664
Operating property impairment	13,286	—	—
Land and related predevelopment cost impairment	1,034	—	—
Changes in other operating assets and liabilities, net of acquisitions:
Change in receivables and other assets, net	(8,760)	(2,130)	(7,725)
Change in operating liabilities, net	(3,681)	24,204	8,473
Net cash provided by operating activities	402,275	400,233	368,362
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(267,231)	(252,731)	(279,519)
Property acquisitions	(247,845)	(837,953)	—
Proceeds from borrower repayment of investments in real estate debt	150,791	—	—
Investments in real estate debt	(21,376)	(167,219)	—
Return of capital distributions from unconsolidated joint ventures	—	—	10,924
Contributions to unconsolidated joint ventures	(40,000)	(47,496)	(31,388)
Proceeds from investment property sales, net	—	(3)	4,248
Net cash used in investing activities	(425,661)	(1,305,402)	(295,735)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facility	523,115	1,448,300	382,900
Repayment of credit facility	(519,446)	(1,521,068)	(254,400)
Bond issuance, net of original issue discount	499,935	896,392	—
Issuance of common stock	—	468,004	—
Repayment of term loans	—	(100,000)	—
Repayment of senior notes	(250,000)	—	—
Repayment of mortgages	(6,754)	(79,085)	(8,273)
Repurchase of shares withheld for taxes on restricted stock vestings	(1,908)	(1,111)	—
Payment of deferred financing costs	(5,803)	(8,221)	(71)
Payment of issuance of common stock costs	46	—	—
Proceeds from sale of treasury stock	—	—	443
Common dividends paid	(215,802)	(195,413)	(194,348)
Contributions from noncontrolling interests	7	24	3,115
Distributions to noncontrolling interests	(1,633)	(1,351)	(1,091)
Net cash provided by (used in) financing activities	21,757	906,471	(71,725)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,629)	1,302	902
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	7,349	6,047	5,145
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,720	$7,349	$6,047
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
Cousins, CPLP, CTRS, and their subsidiaries (collectively, the “Company”) develop, acquire, lease, manage, and own primarily Class A office properties and opportunistic mixed-use developments in the Sun Belt markets of the United States with a focus on Austin, Atlanta, Charlotte, Tampa, Phoenix, Dallas, and Nashville. Cousins has elected to be taxed as a REIT and intends to, among other things, distribute at least 100% of its net taxable income to stockholders, thereby eliminating any liability for federal income taxes under current law. Therefore, the results included herein do not include a federal income tax provision for Cousins. As of December 31, 2025, the Company’s portfolio of real estate assets consisted of interests in 21.1 million square feet of office space and 467,000 square feet of other space.
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
The Company evaluates all partnerships, joint ventures, and other arrangements with variable interests to determine if the entity or arrangement qualifies as a variable interest entity (“VIE”) as defined in the Codification. If the entity or arrangement qualifies as a VIE and the Company is determined to be the primary beneficiary, the Company is required to consolidate the assets, liabilities, and results of operations of the VIE. The Company had no investments or interests in any VIEs as of December 31, 2025 or 2024.
2.SIGNIFICANT ACCOUNTING POLICIES
Real Estate Assets
Cost Capitalization: Costs related to planning, developing, and constructing a property, including initial direct leasing costs and including costs of personnel working directly on projects under development or redevelopment, are capitalized. In addition, the Company capitalizes interest to qualifying assets under development or redevelopment based on average accumulated expenditures outstanding during the period. In capitalizing interest to qualifying assets, the Company uses the interest incurred on specific project debt, if any. If there is no specific project debt, the Company uses its weighted average interest rate for non-project specific debt. The Company also capitalizes interest to investments in entities accounted for under the equity method when the entity has property under development or redevelopment with a carrying value in excess of the entity’s borrowings. To the extent debt exists within an unconsolidated joint venture during the construction period, the venture capitalizes interest on that venture-specific debt.
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

In the impairment analysis for assets held-for-investment, we must determine whether there are indicators of impairment. For operating properties, these indicators could include a significant decline in a property’s leasing percentage, a current period operating loss or negative cash flows combined with a history of losses at the property, a decline in lease rates for that property or others in the property’s market, a significant change in the market value of the property, an adverse change in the financial condition of significant tenants, or a more likely than not probability that there has been a significant decrease in the estimated hold period. If indicators of impairment exist, we test for recoverability of the asset group’s book value.
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
Please see note 3 for discussions of any impairment charges recorded for the years ended December 31, 2025, 2024, and 2023. The Company may record impairment charges in future periods if the economy and the office industry weakens, the operating results of individual buildings are materially different from our forecasts, or we shorten our contemplated holding period for any operating buildings.
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

Revenue Recognition
Rental Property Revenues: The Company recognizes contractual revenues from leases on a straight-line basis over the term of the respective lease. Our leases regularly include allowances for tenant improvements. If we determine the improvements are our assets, we capitalize the cost of the improvements and recognize depreciation expense associated with such improvements over the shorter of the estimated useful life or the term of the lease. If the improvements are tenant assets, we defer the cost of improvements funded by us as a lease incentive asset and amortize it as a reduction of rental revenue over the term of the lease. Our determination of whether improvements are our assets or tenant assets also affects when we commence revenue recognition in connection with a lease. The Company records deferred revenue for the portion of Company owned tenant improvements funded by or reimbursed by tenants and amortizes this amount on a straight-line basis into rental income over the term of the related lease. As of December 31, 2025 and 2024, the Company had unamortized deferred income related to tenant-funded tenant improvements of $255.2 million and $228.4 million, respectively, included in deferred income on the consolidated balance sheets. During 2025, 2024, and 2023, the Company recognized $34.6 million, $28.4 million, and $20.0 million, respectively, in revenues related to the amortization of tenant-funded tenant improvements.
Certain leases also provide for percentage rents based upon the level of sales achieved by the lessee. Percentage rents are recognized once the specified sales target is achieved. In addition, leases typically provide for reimbursement of the tenants' share of real estate taxes, insurance, and other operating expenses to the Company. Operating expense reimbursements are recognized as the related expenses are incurred. During 2025, 2024, and 2023, the Company recognized $197.0 million, $176.7 million, and $163.2 million, respectively, in revenues from tenants related to operating expense reimbursements.
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

Stock Compensation
The Company accounts for stock-based employee compensation using the fair value measurement method. We classify share-based payment awards granted in exchange for employee services as either equity awards or liability awards. All current stock-based compensation are equity-classified awards that are measured based on the fair value on the date of grant, and the Company has no liability awards outstanding as of December 31, 2025 or 2024. The value of all of the Company's share-based awards is recognized over the period during which an employee is required to provide services in exchange for the award - the requisite service period (usually the vesting period). No compensation costs are recognized for awards for which employees do not complete the requisite service period.
Derivative Financial Instruments
At times, the Company manages its exposure to interest rate risk associated with its floating-rate debt using derivative financial instruments, specifically interest rate swaps. See note 10 for a discussion of any interest rate swaps outstanding during the years ended December 31, 2025, 2024, or 2023.
The Company does not hold or issue derivative financial instruments for trading or speculative purposes. Any derivatives are carried at fair value on the balance sheet as either other assets or other liabilities. If the hedging instrument is designated as a cash flow hedge and is determined to be highly effective, any gain or loss from changes in the fair value of the hedging instruments are reported as a component of other comprehensive income included in the equity section of the balance sheet. When the forecasted transaction occurs, the effective portion of the gain or loss on the hedge is reclassified from other comprehensive income to interest expense on the income statement.
The Company regularly assesses the effectiveness of the hedge relationships between any hedging instrument and the underlying exposure being hedged. The Company also regularly assesses the effectiveness of its risk management strategies and its use of derivative financing instruments.
Earnings per Share
Net income per share-basic is calculated as net income available to common stockholders divided by the weighted average number of common shares outstanding during the period, including, if dilutive, unvested restricted stock which has nonforfeitable dividend rights. Net income per share-diluted is calculated as net income available to common stockholders plus noncontrolling interests in CPLP divided by the diluted weighted average number of common shares outstanding during the period. Diluted weighted average number of common shares uses the same weighted average common share number as in the basic calculation and adds the potential dilution that would occur if (i) the outside units in CPLP were converted into the Company's common stock, (ii) any forward sales contracts of our common stock were settled, and (iii) equity-based restricted stock units ("RSUs") as well as shares to be issued under the Employee Stock Purchase Plan (“ESPP”) were vested and settled resulting in additional common shares outstanding, all calculated using the treasury stock method, as applicable. RSUs are potentially dilutive if the shares to be granted (assuming the end of the reporting period is the end of the measurement of any required market and performance achievement) exceed the shares assumed to be repurchased under the treasury stock method (using related unamortized compensation costs as proceeds). Shares to be issued under the ESPP are potentially dilutive if the estimated shares to be purchased under the plan based on current enrollment elections exceed the shares assumed to be repurchased under the treasury stock method (using both employee ESPP contributions and related unamortized compensation costs as proceeds).
Cash and Cash Equivalents
Cash and cash equivalents include unrestricted cash and highly-liquid money market instruments. Highly-liquid money market instruments include securities and repurchase agreements with original maturities of three months or less, money market mutual funds, and United States Treasury Bills with maturities of 30 days or less.
Restricted Cash
Restricted cash primarily includes escrow accounts held by lenders for reserves or funds to pay real estate taxes, if any. The Company did not have any restricted cash as of December 31, 2025 or 2024.
Determination of Fair Values
The Company uses fair values in the preparation of the financial statements and related footnote disclosures under the Fair Value Hierarchy prescribed by GAAP. The hierarchy is used for the measurement of fair value of any real estate assets impaired (see note 3), fair value of investments in real estate debt (see note 5), disclosing fair values of debt as of the balance sheet date (see note 9), and recording cash flow hedges (see note 10). The determinations of fair value for investments in real estate debt are made based on Level 3 inputs when Level 2 inputs are not available. Determinations of fair value of debt and for recording of cash flow hedges are based on Level 2 inputs. Inputs are described more fully in the respective footnotes. Fair values used for stock compensation are based on the assumptions and methodologies described in note 15 and are excepted from the Fair Value Hierarchy disclosure requirements.
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

3.    REAL ESTATE
Acquisitions
In July 2025, the Company acquired the Link in Uptown Dallas. In December 2024, the Company acquired Sail Tower in Austin and Vantage South End in Charlotte. The assets acquired and liabilities assumed were recorded at relative fair value as determined by management, with the assistance of third party specialists, based on information available at the acquisition date and on current assumptions of future operations. The following table summarizes the acquisition transactions ($ in thousands):

	The Link	Sail Tower	Vantage South End
Closing Purchase Price	$218,000	$521,775	$328,500
Acquisition Date	July 2025	December 2024	December 2024
Square Feet	292,000	804,000	639,000
Market	Dallas	Austin	Charlotte
Purchase Price Allocation
Tangible assets
Operating properties	$222,890	$578,576	$299,305

Intangible and other assets
In-place leases (1)	19,260	48,497	29,885
Above market leases (1)	—	—	4,898
Prepaid expenses	48	28	78
	19,308	48,525	34,861

Intangible and other liabilities
Below market leases (1)	(21,409)	(72,369)	(5,124)
Tenant allowance payable	—	(32,238)	—
Accounts payable and other liabilities	(5,775)	(11,270)	(1,705)
	$(27,184)	(115,877)	(6,829)

Total net assets acquired (2)	$215,014	$511,224	$327,337
(1) The intangible assets and liabilities acquired in 2025 will be amortized over a weighted average remaining lease term of 9.3 years from the acquisition date. The intangible assets and liabilities acquired in 2024 will be amortized over a weighted average remaining lease term of 11 years from the acquisition dates.
(2) Represents net purchase price, including acquisition costs of $280,000, $691,000 and $463,000, respectively, as well as net operating liabilities acquired through closing prorations of $3.3 million, $11.3 million, and $1.7 million for The Link, Sail Tower, and Vantage South End, respectively.
The Sail Tower purchase price allocation includes a payable to the building's single office tenant for tenant improvements owned by the Company and completed prior to closing. This $32.2 million was due and paid to the tenant in June 2025 and was included in accounts payable and accrued expenses on the Company’s consolidated balance sheets as of December 31, 2024.

Subsequent to year end, on February 2, 2026, the Company acquired 300 South Tryon, a 638,000 square foot office building in Uptown Charlotte, for a purchase price of $317.5 million.
Held for Sale
As of December 31, 2025, the Company's Harborview Plaza operating office property and 303 Tremont land parcel were classified as held for sale. The major classes of assets and liabilities of these properties held for sale were as follows ($ in thousands):

Real estate assets and other assets held for sale
Operating properties, net of accumulated depreciation of $15,341	$35,682
Land	18,854
Notes and accounts receivable	272
Deferred rents receivable	2,082
Intangible assets, net of accumulated amortization of $682	138
Other assets	4,461
$61,489
Liabilities of real estate assets held for sale
Accounts payable and accrued expenses	$1,769
Deferred income	266
Intangible liabilities, net of accumulated amortization of $140	49
Other liabilities	765
$2,849

Impairment
In accordance with our policy on impairment described in note 2 to the financial statements, the Company reviews their real estate assets on an asset group basis for impairment and if circumstances indicate an asset group's carrying value may not be recoverable, records an impairment. This review includes our operating properties, properties under development, and land holdings and is done with the consideration of if the asset group is determined to be held-for-investment or held-for-sale.
None of the Company's held-for-investment buildings were impaired during any periods presented in the accompanying statement of operations.
In December 2025, the Company accepted offers, with conditions, for the future sale of Harborview Plaza property as well as the 303 Tremont land parcel. Based on the statuses of these potential dispositions, as of December 31, 2025, the Company concluded the sales were probable within one year and, therefore, transferred the assets and liabilities of the property and of the land parcel to held-for-sale on the accompanying balance sheet as of December 31, 2025. Because the carrying value of the asset groups exceeded the expected net sale proceeds less selling costs, the Company recorded impairment charges of $14.3 million in the accompanying statement of operations for the year ended December 31, 2025. The net proceeds were based on the third-party offers to purchase (a Level 2 input under authoritative guidance for fair value measurements). At December 31, 2024, the Company had no held-for-sale assets or liabilities. For the years ended December 31, 2024 and 2023, no held-for-sale assets were impaired in the accompanying statement of operations.
4.    GROUND LEASES
At December 31, 2025, the Company had four properties subject to operating ground leases with a weighted average remaining term of 74 years. At December 31, 2025, the Company had right-of-use assets from operating ground leases of $45.1 million included in operating properties or land on the consolidated balance sheet. At December 31, 2025, the Company had lease liabilities for operating ground leases of $50.2 million included in other liabilities on the consolidated balance sheet. The weighted average discount rate used in determining these liabilities associated with ground leases at December 31, 2025 was 4.3%. At December 31, 2025, the Company had no right-of-use assets or liabilities related to finance ground leases.

At December 31, 2024, the Company had four properties subject to operating ground leases with a weighted average remaining lease term of 76 years. At December 31, 2024, the Company had right-of-use assets from operating ground leases of $45.2 million included in operating properties or land on the consolidated balance sheet. At December 31, 2024, the Company had lease liabilities for operating ground leases of $50.0 million included in other liabilities on the consolidated balance sheet. The weighted average discount rate used in determining these liabilities associated with ground leases at December 31, 2024 was 4.3%. In February 2024, the Company paid $3.8 million under the provisions of a finance ground lease to purchase the fee interest in land previously controlled by the Company through that lease. At December 31, 2024, the Company had no right-of-use assets or liabilities related to finance ground leases.
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
For the years ended December 31, 2025, 2024, and 2023, the Company recognized operating ground lease expense of $2.9 million, $2.8 million, and $2.9 million, respectively. For the years ended December 31, 2025, 2024, and 2023, the Company had $300,000, $128,000 and $155,000, respectively, of variable lease expenses related to ground lease expense. Additionally, the Company recognized interest expense related to finance ground leases of $27,000 and $162,000 in 2024 and 2023, respectively. For the years ended December 31, 2025, 2024, and 2023, the Company paid $2.3 million, $2.1 million, and $2.1 million, respectively, in cash related to operating ground leases and, excluding the purchase of fee interest noted above, made $39,000 and $162,000, in cash payments related to financing ground leases in 2024 and 2023, respectively.
The following table represents the undiscounted cash flows of our scheduled obligations for future minimum payments for ground leases as of December 31, 2025, with a reconciliation of these cash flows to the related ground lease liabilities in accordance with ASC 842 ($ in thousands):

Operating Ground Leases
2026	$2,006
2027	2,010
2028	2,022
2029	2,022
2030	2,044
Thereafter	167,224
$177,328

Discount	(127,143)
Lease liability	$50,185

5. INVESTMENTS IN REAL ESTATE DEBT
The details of the real estate debt investments are as follows ($ in thousands):

	Carrying Value and Fair Value at
Collateral	December 31, 2025	December 31, 2024

110 East - Pledge of equity interest (1) Charlotte, NC, Office Building	$18,218	$16,559
Radius - Pledge of equity interest (1) Nashville, TN, Office Building	—	12,660
Saint Ann - Pledge of asset Dallas, TX, Office Building	—	138,000
Neuhoff - Pledge of equity interest (2) Nashville, TN, Mixed Use Development	19,586	—

	$37,804	$167,219
(1) The first priority lender of these mortgage loans had a combined balance of $95.3 million and $152.7 million as of December 31, 2025 and 2024, respectively.
(2) Reflects a loan to the Company's equity partner in the Neuhoff joint venture and is secured by such partner's 50% equity interest in the joint venture.

	Interest Income for the Year Ended December 31,
Collateral	2025	2024

110 East - Pledge of equity interest Charlotte, NC, Office Building	$2,287	$1,385
Radius - Pledge of equity interest Nashville, TN, Office Building	1,241	977
Saint Ann - Pledge of asset Dallas, TX, Office Building	350	3,409
Neuhoff - Pledge of equity interest Nashville, TN, Mixed Use Development	542	—

	$4,420	$5,771
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
In the third quarter of 2025, the Company loaned a joint venture partner $19.6 million, which the partner used to fund a contribution to the Neuhoff joint venture. The loan to the Company's partner is secured by the partner’s interest in the joint venture, bears interest at SOFR plus 6.25%, and has an initial maturity of September 30, 2026, which may be extended to September 30, 2027 if the related joint venture construction loan is extended (see note 6). The variable interest rate as of December 31, 2025 was 9.93%.
The 110 East loan provides the borrower with an opportunity to extend the initial maturity date of February 2026 to February 2027, subject to certain conditions. The variable interest rate at December 31, 2025 was 12.75%, including a SOFR base rate of 3.75%. The borrower has additional borrowing capacity under this loan, for which the Company funded $3.5 million subsequent to the acquisition of the loan through the period ended December 31, 2025. The Company's share of additional borrowing capacity commitment under this loan is $3.8 million as of December 31, 2025.
As of December 31, 2025, the Company believes the fair value of the investments in real estate debt approximates the invested carrying values and, therefore, did not record any unrealized gain or loss on those investments. The acquisition and origination of the Neuhoff partnership loan was a recently executed market transaction (Level 2) and market instruments for similar debt have not changed significantly since acquisition. The 110 East mezzanine real estate loan rate approximates that which a loan with a similar maturity and loan-to-value relationship could have obtained on December 31, 2025. This fair value analysis is considered to be Level 2 under the guidelines set forth in ASC 820, as the Company utilizes market rates for similar type loans from third party brokers. In subsequent periods, the Company may make adjustments to the carrying values of these loan investments if any are required through application of the fair value hierarchy provided for under GAAP. Interest income earned and any unrealized gain or loss associated with investments in real estate debt are recorded as a component of other revenue on the Company's consolidated statement of operations.

6.    INVESTMENT IN UNCONSOLIDATED JOINT VENTURES
The following information summarizes financial data and principal activities of the Company’s unconsolidated joint ventures. The information included in the following table entitled summary of financial position is as of December 31, 2025 and 2024 ($ in thousands).

SUMMARY OF FINANCIAL POSITION
	Total Assets		Total Liabilities		Total Equity (Deficit)		Company's Investment
	2025	2024	2025	2024	2025	2024	2025		2024
Operating Properties:
AMCO 120 WT Holdings, LLC	$73,982	$74,984	$1,732	$1,254	$72,250	$73,730	$13,201		$13,503
Crawford Long - CPI, LLC	20,882	19,306	83,869	83,571	(62,987)	(64,265)	(31,067)	(1)	(31,626)	(1)
Neuhoff Holdings LLC	591,844	573,495	271,606	306,055	320,238	267,440	178,723		150,376
TL CO Proscenium JV, LLC	94,240	86,517	3,498	3,889	90,742	82,628	18,479		16,768
Land:
715 Ponce Holdings LLC	9,518	9,442	11	57	9,507	9,385	4,898		4,831
	$790,466	$763,744	$360,716	$394,826	$429,750	$368,918	$184,234		$153,852

(1)	These negative balances are included in deferred income on the consolidated balance sheets.

The information included in the summary of operations table is for the years ended December 31, 2025, 2024, and 2023 ($ in thousands).

SUMMARY OF OPERATIONS
	Total Revenues			Net Income (Loss)			Company's Income (Loss) from Investment
	2025	2024	2023	2025	2024	2023	2025	2024	2023
Operating Properties:
AMCO 120 WT Holdings, LLC	$10,270	$10,947	$11,407	$2,500	$1,450	$2,822	$472	$271	$562
Crawford Long - CPI, LLC	14,362	13,371	13,097	3,278	3,047	3,692	1,516	1,393	1,709
Neuhoff Holdings LLC (1)	21,204	3,431	214	(18,910)	(7,203)	(120)	(10,024)	(4,224)	(77)
TL CO Proscenium JV, LLC	14,499	7,606	—	122	(893)	—	(184)	(267)	—
Land:
715 Ponce Holdings LLC	244	177	268	113	61	177	61	31	88
Sold and Other:
Other	—	—	—	—	—	34	—	—	17
	$60,579	$35,532	$24,986	$(12,897)	$(3,538)	$6,605	$(8,159)	$(2,796)	$2,299

(1)	The Neuhoff Holdings LLC properties have commenced initial operations, but are not yet stabilized.
Joint Ventures with Operating Properties
AMCO 120 WT Holdings, LLC ("AMCO") — AMCO is a joint venture between the Company, with a 20% interest, and affiliates of AMLI Residential, with an 80% interest, formed to develop, own, and operate 120 West Trinity, a mixed-use property in Decatur, Georgia. The property contains 52,000 square feet of commercial space and 330 apartment units. The assets of the venture in the above table include cash balances of $1.3 million and $1.0 million at December 31, 2025 and 2024, respectively.
Crawford Long—CPI, LLC ("Crawford Long") — Crawford Long is a 50-50 joint venture between the Company and Emory University that owns Emory University Hospital Midtown, a 358,000 square foot medical office building located in Atlanta, Georgia. In May 2023, Crawford Long refinanced the mortgage loan for the Medical Offices at Emory Hospital property. This $83.0 million interest-only mortgage loan has a fixed interest rate of 4.80% and matures in June 2032. The mortgage loan is non-recourse to the Company. However, the Company does provide a customary "non-recourse carve-out guaranty". The total liabilities in the table above include $82.5 million and $82.4 million related to this mortgage loan as of December 31, 2025 and 2024, respectively. The assets of the venture in the above table include cash balances of $5.5 million and $2.0 million at December 31, 2025 and 2024, respectively.
Neuhoff Holdings LLC ("Neuhoff") — Neuhoff is a 50-50 joint venture between the Company and Neuhoff Acquisition LLC formed for the purpose of developing a $589.1 million mixed-use property in Nashville, Tennessee. The project consists of 450,000 square feet of commercial space and 542 apartment units. The Company made an initial contribution of $35.1 million for its interest in the land and development costs incurred prior to joint venture formation. In addition to the existing assets of the joint venture, Neuhoff also has rights to adjacent parcels for future development. In September 2021, the joint venture closed on a construction loan with a borrowing capacity up to $312.7 million with an initial maturity date of September 2025 with one 12-month extension, subject to conditions. In April 2023, the interest rate on the loan changed from the LIBOR to SOFR plus 3.45%, with a minimum rate of 3.60%. Prior to April 2023, the loan bore interest at London Interbank Offering Rate ("LIBOR") plus 3.45%. In September 2025, the joint venture entered into the first amendment to the construction loan, repaid $39.2 million of outstanding principal funded by additional partner contributions (reducing the loan capacity to $273.5 million), and extended the maturity date to September 30, 2026. The amended interest rate applicable to the construction loan is based on SOFR plus 3.00% with a minimum rate of 6.25%. The joint venture has one option, subject to certain conditions, to extend the maturity date for an additional 12 months from the current maturity date. The Company and its 50-50 partner guarantee their respective halves of the borrower's obligations to pay certain required equity contributions and project carrying costs, as well as timely completion of project construction; and the Company and its partner provide a customary non-recourse carve-out guaranty. The total liabilities in the table above include $249.9 million and $275.1 million related to this construction loan as of December 31, 2025 and 2024, respectively. The assets of the venture in the above table include cash balances of $3.6 million and $9.9 million at December 31, 2025 and 2024, respectively.
TL CO Proscenium, LLC ("Proscenium") — Proscenium is a joint venture between the Company, with a 20% interest, and Town Lane, with an 80% interest, formed in August 2024 to purchase, own, and operate an office property in

Midtown Atlanta, Georgia. In August 2024, concurrent with formation, Proscenium acquired the 525,000 square foot office property for a gross purchase price of $83.3 million, of which the Company funded $16.7 million. The assets of the venture in the above table include cash balances of $3.8 million and $3.3 million at December 31, 2025 and 2024, respectively
Joint Ventures with Land Holdings
715 Ponce Holdings LLC ("715 Ponce") — 715 Ponce is a 50-50 joint venture between the Company and 715 Acquisition LLC formed for the purpose of a future development in Midtown Atlanta, Georgia. The Company made an initial contribution of $4.0 million for its interest in the land held by the joint venture. The assets of the venture in the above table include a cash balance of $102,000 and $38,000 at December 31, 2025 and 2024, respectively.
The Company recognizes development, leasing, and management fees, including salary and expense reimbursements, from unconsolidated joint ventures. For the years ended December 31, 2025, 2024, and 2023, the Company recognized $1.3 million, $1.5 million, and $1.2 million of joint venture fees, respectively.
7.    INTANGIBLE ASSETS AND LIABILITIES
At December 31, 2025 and 2024, intangible assets and liabilities included the following ($ in thousands):

	2025	2024
Intangible Assets:
In-place leases, net of accumulated amortization of $136,277 and $135,945 in 2025 and 2024, respectively	$135,606	$139,704
Below-market ground leases, net of accumulated amortization of $2,854 and $2,572 in 2025 and 2024, respectively	16,398	16,681
Above-market leases, net of accumulated amortization of $23,949 and $24,190 in 2025 and 2024, respectively	11,060	13,930
Goodwill	1,674	1,674
	$164,738	$171,989

Intangible Liabilities:
Below-market leases, net of accumulated amortization of $61,343 and $56,982 in 2025 and 2024	$117,085	$111,221

For the years ended December 31, 2025, 2024, and 2023, the amortization of the above asset and liabilities are recorded as follows ($ in thousands):

	2025	2024	2023
Revenues:
Rental property revenues, net (Below-market and Above-market leases)	$12,591	$6,142	$6,876

Expenses:
Depreciation and amortization (In-place leases)	23,225	18,793	21,964
Rental property operating and other expenses (Below-market ground leases)	287	318	400

Aggregate net amortization expense related to intangible assets and liabilities was $10.8 million, $13.0 million, and $15.5 million for the years ended December 31, 2025, 2024, and 2023, respectively. Over the next five years and thereafter, aggregate amortization of these intangible assets and liabilities is anticipated to be as follows ($ in thousands):

	In-Place Leases	Below-Market Ground Leases	Above-Market Leases	Below-Market Leases	Total
2026	$21,545	$282	$2,402	$(15,028)	$9,201
2027	17,900	282	1,816	(12,609)	7,389
2028	16,068	282	1,705	(12,265)	5,790
2029	14,669	282	1,437	(11,862)	4,526
2030	13,142	282	1,242	(10,788)	3,878
Thereafter	52,282	14,988	2,458	(54,533)	15,195
	$135,606	$16,398	$11,060	$(117,085)	$45,979
Weighted average remaining lease term	8 years	61 years	6 years	10 years
8.    OTHER ASSETS
At December 31, 2025 and 2024, other assets included the following ($ in thousands):

	2025	2024
Predevelopment costs	$59,789	$58,224
Lease inducements, net of accumulated amortization of $9,919 and $8,181 in 2025 and 2024, respectively	9,847	11,024
Furniture, fixtures, and equipment and other deferred costs, net of accumulated depreciation of $20,837 and $20,004 in 2025 and 2024, respectively	8,826	9,491
Prepaid expenses and other assets	7,339	4,492
Credit Facility deferred financing costs, net of accumulated amortization of $4,701 and $3,416 in 2025 and 2024, respectively	1,703	2,988
	$87,504	$86,219
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

9.    NOTES PAYABLE
The following table summarizes the terms of notes payable outstanding at December 31, 2025 and 2024 ($ in thousands):

Description	Interest Rate (1)	Maturity (2)	2025	2024
Unsecured Notes:
Credit Facility	4.535%	April 2027	$116,000	$112,332
Public Senior Notes	5.875%	October 2034	500,000	500,000
Public Senior Notes	5.250%	July 2030	500,000	—
Public Senior Notes	5.375%	February 2032	400,000	400,000
Term Loan (3)	4.971%	September 2026	400,000	400,000
Privately Placed Senior Note	3.95%	July 2029	275,000	275,000
Term Loan (4)	4.76%	August 2026	250,000	250,000
Privately Placed Senior Note (5)	3.91%	July 2025	—	250,000
Privately Placed Senior Note	3.86%	July 2028	250,000	250,000
Privately Placed Senior Note	3.78%	July 2027	125,000	125,000
Privately Placed Senior Note	4.09%	July 2027	100,000	100,000
			2,916,000	2,662,332
Secured Mortgage Notes:
Terminus (6)	6.34%	January 2031	221,000	221,000
201 N. Tryon	3.37%	October 2026	118,928	122,802
Colorado Tower	3.45%	September 2026	101,199	104,080
			441,127	447,882
			$3,357,127	$3,110,214
Unamortized original issue discount			(3,246)	(3,560)
Unamortized loan costs			(13,066)	(10,988)
Total Notes Payable			$3,340,815	$3,095,666
(1) Interest rate as of December 31, 2025.
(2) Weighted average maturity of notes payable outstanding at December 31, 2025 was 3.8 years. Unexercised extension options are not included.
(3) The Company exercised the third of four available six-month extension options, which becomes effective on March 3, 2026, and extends the maturity to September 3, 2026.
(4) The Company exercised the fourth of four available 180-day extension options, which becomes effective on February 20, 2026, and extends the maturity to August 17, 2026.
(5) In July 2025, the Company repaid these notes in full.
(6) Represents $123.0 million and $98.0 million non-cross-collateralized mortgages secured by the Terminus 100 and Terminus 200 buildings, respectively.
Credit Facility
On May 2, 2022, the Company entered into a Fifth Amended and Restated Credit Agreement (the "Credit Facility") under which the Company may borrow up to $1 billion if certain conditions are satisfied. The Credit Facility contains financial covenants that require, among other things, the maintenance of unencumbered interest coverage ratio of at least 1.75x; a fixed charge coverage ratio of at least 1.50x; a secured leverage ratio of no more than 50%; and overall and unsecured leverage ratios of no more than 60%. The Credit Facility matures on April 30, 2027.
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
At December 31, 2025, the Credit Facility's interest rate spread over Adjusted SOFR was 0.775%, and the facility fee spread was 0.15%. The amount that the Company may draw under the Credit Facility is a defined calculation based on the Company's unencumbered assets and other factors. The total available borrowing capacity under the Credit Facility was $884.0 million at December 31, 2025. The amounts outstanding under the Credit Facility may be accelerated upon the occurrence of any events of default.
Term Loans
On October 3, 2022, the Company entered into a Delayed Draw Term Loan Agreement (the "2022 Term Loan") and borrowed the full $400 million available under the loan. Under the 2022 Term Loan, the applicable interest rate varies according to the Company's credit rating and leverage ratio and may, at the election of the Company, be determined based on either (1) the Daily SOFR or Term SOFR, plus a SOFR adjustment of 0.10% ("Adjusted SOFR") and a spread of between 0.80% and 1.60%, or (2) the greater of (i) Bank of America's prime rate, (ii) the federal funds rate plus 0.50%, (iii) Term SOFR, plus a SOFR adjustment of 0.10%, and 1.00%, or (iv) 1.00%, plus a spread of between 0.00% and 0.65%, based on leverage. The loan had an initial maturity of March 3, 2025 with four consecutive options to extend the maturity date for an additional six months each. The Company has exercised the third of the four six-month extension options, which becomes effective March 3, 2026, with an extended maturity date of September 3, 2026. The final maturity date, should the Company elect to exercise the one remaining extensions, would be March 3, 2027. The covenants under the 2022 Term Loan are the same as the Credit Facility.
On April 19, 2023, the Company entered into a floating-to-fixed rate swap with respect to $200 million of the $400 million 2022 Term Loan through the initial maturity date of March 3, 2025. This swap fixed the underlying SOFR rate at 4.298%. On January 26, 2024, the Company entered into a floating-to-fixed rate swap with respect to remaining $200 million of the $400 million 2022 Term Loan through the initial maturity date of March 3, 2025. This swap fixed the underlying SOFR rate at 4.6675% (see note 10). These two swaps fix the underlying SOFR rate for the full $400 million at a weighted average of 4.483%. These swaps expired on March 3, 2025. For the 2022 Term Loan, we have elected six-month Term SOFR rates under the terms of the loan. These six-month Term SOFRs were 4.2018% in effect from March 3, 2025 through September 2, 2025, and 4.206% in effect from September 3, 2025 to March 2, 2026. At December 31, 2025, the spread over the underlying SOFR rates was 0.85% for the 2022 Term Loan.
On June 28, 2021, the Company entered into an Amended and Restated Term Loan Agreement (the "2021 Term Loan") that amended the former term loan agreement. Under the 2021 Term Loan, the Company has borrowed $350 million with an initial maturity of August 30, 2024 with four consecutive options to extend the maturity date for an additional 180 days each. In August 2024, the Company paid down $100 million of the $350 million outstanding and exercised the first of the four 180 day extension options, extending the maturity date on the remaining $250 million to February 26, 2025. In December 2025, the Company exercised the fourth of the four 180 day extension options, which becomes effective February 20, 2026, with an extended maturity date of August 17, 2026. On September 19, 2022, the Company entered into the First Amendment to the 2021 Term Loan. This amendment aligns covenants and available interest rates, including the addition of SOFR, to that of the Credit Facility. Under the terms of this First Amendment the interest rate applicable to the 2021 Term Loan varies according to the Company's credit rating and leverage ratio and may, at the election of the Company, be determined based on either (1) the Daily SOFR or Term SOFR, plus a SOFR adjustment of 0.10% ("Adjusted SOFR") and a spread of between 0.85% and 1.65%, or (2) the greater of (i) Bank of America's prime rate, (ii) the federal funds rate plus 0.50%, (iii) Term SOFR, plus a SOFR adjustment of 0.10%, and 1.00%, (iv) or 1.00%, plus a spread of between 0.00% and 0.65%, based on leverage. At December 31, 2025, the spread over the underlying SOFR rates was 1.00% for the 2021 Term Loan.
On September 27, 2022, the Company entered into a floating-to-fixed interest rate swap with respect to the $350 million 2021 Term Loan through the initial maturity date of August 30, 2024. This swap effectively fixed the underlying SOFR rate at 4.234% (see note 10). This swap has expired, resulting in recognition of a variable daily SOFR rate elected under the terms of the loan.

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
Unsecured Senior Notes
At December 31, 2025, the Company had $2.2 billion aggregate principal amount of senior unsecured notes outstanding.
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
The Company also has $750.0 million aggregate principal amount of privately placed unsecured senior notes outstanding in four tranches as of December 31, 2025. The privately placed unsecured senior notes contain financial covenants that are generally consistent with those of our Credit Facility, with the exception of a secured leverage ratio of no more than 40%. A privately placed senior unsecured note of $250 million with a fixed interest rate of 3.91% was repaid at maturity on July 7, 2025.
The senior notes also contain customary representations and warranties, both affirmative and negative covenants, and customary events of default.
Secured Mortgage Notes
In November 2024, the Company repaid, in full, its Domain 10 mortgage with remaining principal balance of $70.9 million. The mortgage had an interest rate of 3.75%.
    As of December 31, 2025, the Company had $441.1 million outstanding on four non-recourse mortgage notes with a weighted average interest rate of 4.88%. All interest rates on the secured mortgage notes are fixed. Assets with depreciated carrying values of $709.4 million were pledged as security on these mortgage notes payable. In addition, the Company provides a customary “non-recourse carve-out guaranty” on each non-recourse loan.
Other Debt Information
The Company is in compliance with all of the covenants related to its unsecured and secured debt.
At December 31, 2025 and 2024, the estimated fair value of the Company’s notes payable was $3.4 billion and $3.1 billion, respectively, calculated by discounting the debt's remaining contractual cash flows at estimated rates at which similar loans could have been obtained at December 31, 2025 and 2024. The estimate of the current market rate, which is the most significant input in the discounted cash flow calculation, is intended to replicate debt of similar maturity and loan-to-

value relationship. These fair value calculations are considered to be Level 2 under the guidelines as set forth in ASC 820 as the Company utilizes market rates for similar type loans from third party brokers.
For the years ended December 31, 2025, 2024, and 2023, interest was recorded as follows ($ in thousands):

	2025	2024	2023
Total interest incurred	$166,254	$135,025	$123,830
Interest capitalized	(7,013)	(12,549)	(18,367)
Total interest expense	$159,241	$122,476	$105,463
Debt Maturities
Future principal payments due (including scheduled amortization payments and payments due upon maturity) on the Company's notes payable at December 31, 2025 are as follows ($ in thousands):

2026	$870,127
2027	341,000
2028	250,000
2029	275,000
2030	500,000
Thereafter	1,121,000
$3,357,127
10.    DERIVATIVE FINANCIAL INSTRUMENTS
The Company has no outstanding derivative financial instruments as of December 31, 2025.
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
The table below presents the effect of the Company's derivative financial instruments on the consolidated statements of operations as of December 31, 2025, 2024, and 2023 ($ in thousands):

Cash Flow Hedge:	2025	2024	2023
Amount of income recognized in accumulated other comprehensive income on interest rate derivatives	$11	$2,935	$4,357
Amount of loss (income) reclassified from accumulated other comprehensive income into income as an increase (reduction) of interest expense	$94	$(5,232)	$(3,932)
Total amount of interest expense presented in the consolidated statements of operations	$159,241	$122,476	$105,463
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

11.    OTHER LIABILITIES
Other liabilities on the consolidated balance sheets as of December 31, 2025 and 2024 included the following ($ in thousands):

	2025	2024
Ground lease liability	$50,185	$50,003
Prepaid rent	42,284	41,949
Security deposits	17,029	17,043
Other liabilities	2,008	1,717
	$111,506	$110,712

12.    COMMITMENTS AND CONTINGENCIES
Commitments
The Company had a total of $172.9 million in future obligations under leases to fund tenant improvements and other future construction obligations at December 31, 2025. Additionally, the Company had $3.8 million of future funding commitments related to investments in real estate debt at December 31, 2025 as discussed in note 5.
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
During the year ended December 31, 2025, the Company sold 2.9 million shares under Forward Sales contracts at an average price of $30.44 per share. These Forward Sales contracts had an initial maturity date of December 31, 2025, which was extended to December 31, 2026 by mutual agreement of each party. The Forward Sales contracts can be further extended with the consent of each party. The future settlement proceeds, as of December 31, 2025, net of $894,000 of commissions, will be $88.5 million. Prior to the Forward Sales executed during the year ended December 31, 2025, the Company had issued 2.6 million shares under the ATM Program and generated cash proceeds of $101.4 million, net of $1.1 million of commissions, $1.7 million of dividends owed during the period the Forward Sales were outstanding, and $900,000 of other transaction related costs. Of the aggregate gross sales price of up to $500 million available to be sold under the EDA for the current ATM program, the Company has $305.6 million remaining as of December 31, 2025.
To the extent, prior to settlement, shares sold under Forward Sales were potentially dilutive during the period under the treasury stock method, the impact of such dilution is disclosed in the calculation included in note 18. The Company did not issue any shares under the ATM Program during the year ended December 31, 2024 and did not have any outstanding Forward Sales contracts as of December 31, 2024.
Common Stock Offerings
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
The annual offering periods for the Cousins Employee Stock Purchase Plan ("ESPP") ended on November 30, 2025, 2024, and 2023, respectively. Employees purchased a total of 16,491, 20,292, and 25,441 shares in 2025, 2024, and 2023, respectively, under the ESPP. In 2025 and 2024, the Company settled the employees' purchase of shares through issuance of Company common stock. In 2023, the Company settled the employees' purchase of shares by selling treasury shares to participants. In 2023, the 25,441 treasury shares sold had a basis of $1.5 million.
Ownership Limitations — In order to minimize the risk that the Company will not meet one of the requirements for qualification as a REIT, the Company's Articles of Incorporation include certain restrictions on the ownership of more than 3.9% of the Company’s total common and preferred stock, subject to waiver by the Board of Directors.

Distribution of REIT Taxable Income — The following reconciles dividends paid and dividends applied in 2025, 2024, and 2023 to meet REIT distribution requirements ($ in thousands):

	2025	2024	2023
Common dividends	$215,802	$195,413	$194,144
Dividends treated as taxable compensation to employees	(1,377)	(1,214)	(308)
Dividends in excess of current year REIT distribution requirements	(75,621)	(41,356)	(39,933)
Dividends applied to meet current year REIT distribution requirements	$138,804	$152,843	$153,903

Tax Status of Distributions — The following summarizes the components of the taxability of the Company’s common stock distributions for the years ended December 31, 2025, 2024, and 2023:

	Total Distributions Per Share	Ordinary Dividends (1)	Long-Term Capital Gain (2)	Non Dividend Distributions	Section 897 Capital Gain	Section 1061 One Year Amounts Disclosure (3)	Section 1061 Three Year Amounts Disclosure (3)
2025	$1.280000	$0.801158	$0.027426	$0.451416	$—	$0.027426	$—
2024	$1.280000	$1.007420	$—	$0.272580	$—	$—	$—
2023	$1.280000	$1.008002	$0.008302	$0.263696	$0.008302	$0.008302	$0.008302

(1)	100% of the amounts included in Ordinary Dividends is treated as "qualified REIT dividends" for purposes of section 199A of the Internal Revenue Code. None of the amounts are section 897 gains attributable to the disposition of U.S. real property interests for foreign shareholders.
(2)	None of the amounts included in long term capital gain represent unrecaptured section 1250 gain.
(3)	Total Capital Gain Distributions for purposes of section 1061 of the Internal Revenue Code, section 1061 is generally applicable to direct and indirect holders of "applicable partnership interests".
14.    REVENUE RECOGNITION
The Company categorizes its primary sources of revenue into revenue from contracts with customers and other revenue accounted for as leases under ASC 842 as follows:
•Rental property revenues consist of (1) contractual revenues from leases recognized on a straight-line basis over the term of the respective lease; (2) percentage rents recognized based on tenant achieved sales; (3) parking revenue; (4) termination fees; and (5) the reimbursement of tenants' share of operating expenses. The Company's leases typically include tenant renewal options and are classified and accounted for as operating leases. Rental property revenues are accounted for using practical expedients included in accordance with the guidance set forth in ASC 842.
•Fee income consists of development fees, management fees, and leasing fees earned from unconsolidated joint ventures and from third parties. Fee income is accounted for in accordance with the guidance set forth in ASC 606.
For the years ended December 31, 2025, 2024, and 2023, the Company recognized rental property revenues of $980.5 million, $847.8 million, and $799.0 million, respectively, of which $274.7 million, $241.3 million, and $226.4 million, respectively, represented variable rental revenue. For the years ended December 31, 2025, 2024, and 2023, the Company recognized fee and other revenue of $13.3 million, $9.0 million, and $3.8 million, respectively.

The following table presents the future minimum cash rents to be received by consolidated entities under existing non-cancellable leases as of December 31, 2025 ($ in thousands):

December 31, 2025

2026	$649,808
2027	636,647
2028	621,872
2029	569,671
2030	508,528
Thereafter	1,994,656
$4,981,182

The Company had a lease with SVB Financial Group ("SVB Financial") at its Hayden Ferry 1 property in Phoenix, Arizona. SVB Financial’s primary subsidiary, Silicon Valley Bank ("SVB"), was placed in receivership by the Federal Deposit Insurance Corporation ("FDIC") on March 10, 2023. On March 17, 2023, SVB Financial filed a voluntary petition for a court-supervised reorganization under Chapter 11 of the US Bankruptcy Code. On March 27, 2023, First Citizen's BancShares, Inc. ("FCB") announced it had purchased SVB Financial's subsidiary, SVB, the primary user of the leased space. In June 2023, the Bankruptcy court approved SVB Financial's request for an order rejecting the lease, with an effective date no later than September 30, 2023. In June 2023, the Company recorded a reduction of revenue of $1.6 million related to the write-down of net assets associated with this lease at the time that the collection of rents for the term of the lease no longer remained probable. During the three months ended September 30, 2023, the Company recognized $2.3 million of rental revenue on a cash basis related to base rent lease payments made through September 30, 2023, the effective date of the termination. In February 2025, the Company sold its bankruptcy claim, related primarily to the lease rejection, to a third party for $4.6 million in cash, which is included in other revenue in the Company's consolidated statement of operations for the year ended December 31, 2025.
15.    STOCK-BASED COMPENSATION
The Company has two outstanding stock-based compensation plans: the Cousins Properties Incorporated 2019 Omnibus Incentive Stock Plan (the "2019 Plan") under which the Company issues restricted stock and restricted stock units ("RSUs") and the ESPP under which employees can purchase common shares at a discount. While the Company's 2019 Plan also allows for the issuance of stock options, none had been issued, were exercised, or were outstanding as of or during any of the periods presented. A portion of the Company's independent directors' compensation is also provided in the form of company stock.
The Company's compensation expense in 2025, 2024, and 2023 primarily relates to restricted stock, stock-settled RSUs, and the ESPP. Restricted stock and the stock-settled RSUs are equity-classified awards for which compensation expense per share is fixed. Cash-settled RSUs are liability-classified awards for which the expense fluctuates from period to period dependent, in part, on the Company's stock price. Cash-settled RSUs were last awarded in 2019 and were fully expensed as of December 31, 2023.

For 2025, 2024, and 2023, stock-based compensation expenses, net of forfeitures, were recorded as follows ($ in thousands):

	2025	2024	2023
Equity-classified awards:
Restricted stock	$4,620	$4,130	$3,645
Market-based RSUs	7,621	6,885	5,042
Performance-based RSUs	2,449	2,077	1,463
Director grants	1,668	1,587	1,601
Employee Stock Purchase Plan	118	109	150
	16,476	14,788	11,901

Liability-classified awards
Service-based RSUs	—	—	61
Total stock-based compensation expense	$16,476	$14,788	$11,962

On April 23, 2019, the Company's stockholders approved the 2019 Plan which allows the Company to issue awards of stock options, stock grants, or stock appreciation rights to employees and directors. The 2019 Plan also allows the Company to issue awards to employees that are paid in cash or stock on the vesting date in an amount equal to the fair market value, as defined, of one share of the Company’s stock. As of December 31, 2025, approximately 850,000 shares were authorized to be awarded pursuant to the 2019 Plan.
Equity-Classified Awards
Since 2020, the Company has annually granted three types of equity-classified awards to key employees: (1) RSUs based on the total stockholder return ("TSR") of the Company, as defined, relative to that of office peers included in a published office REIT index (the "Market-based RSUs"), (2) RSUs based on the ratio of cumulative funds from operations ("FFO") per share to targeted cumulative FFO per share (the “Performance-based RSUs”), and (3) restricted stock. In February 2023, the Company made modifications to its Market-based RSUs awards granted in 2022, 2021, and 2020. Subsequent to year end on February 5, 2026, the Company made modifications to its market-based RSUs granted in 2023. These modifications were made to clarify the definition of the peer group used to measure TSR award achievement and the additional compensation expense recognized related to these modifications was not significant.
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
In 2025, 2024, and 2023, the Company granted, at target, 256,131, 293,887, and 234,902 of RSUs, respectively, to employees, which vest on December 31 of the last year of the respective three-year FFO and TSR measurement period.
The Company estimates future expense for all stock-settled RSUs outstanding at December 31, 2025 to be $7.8 million (using estimated vesting percentages for Performance-based RSUs as of December 31, 2025), which will be recognized over a weighted-average period of 1.7 years.
In 2025, 2024, and 2023, the Company granted 178,469, 204,004, and 164,221 shares, respectively, of restricted stock to employees, which vest ratably over three years from the issuance date. The Company records restricted stock in common stock and additional paid-in capital at fair value on the grant date, with the offsetting deferred compensation also recorded in additional paid-in capital. The Company records compensation expense over the vesting period. As of December 31, 2025, the Company had $5.6 million of unrecognized compensation cost included in additional paid-in capital related to restricted stock, which will be recognized over a weighted average period of 1.7 years. The total vesting date fair value of the restricted stock which vested during 2025, 2024, and 2023 was $4.5 million, $2.7 million, and $2.4 million, respectively.
The following table summarizes equity-classified employee stock compensation award activity for the years ended December 31, 2025, 2024, and 2023 (shares in thousands):

	2025		2024		2023
	Restricted Stock and RSUs	Weighted Average Fair Market Value at Grant	Restricted Stock and RSUs	Weighted Average Fair Market Value at Grant	Restricted Stock and RSUs	Weighted Average Fair Market Value at Grant
Restricted stock and RSUs unvested at target - beginning of the year	862	$29.51	629	$34.16	463	$39.91
Granted	435	$36.74	498	$28.73	399	$29.31
Vested	(382)	$26.72	(252)	$39.47	(225)	$37.28
Forfeited	(9)	$30.24	(13)	$31.41	(8)	$37.60
Restricted stock and RSUs unvested at target - end of year (1)	906	$32.79	862	$29.51	629	$34.16
(1) The target number of non-vested stock-settled RSUs and Restricted Stock at December 31, 2025 is 545,578 and 360,541, respectively.

The Monte Carlo valuation used to determine the grant date fair value of the stock-settled Market-based RSUs included the following assumptions for those RSUs granted in 2025, 2024, and 2023:

		2025	2024	2023
Volatility	(1)	31.3%	30.5%	40.5%
Risk-free rate	(2)	4.26%	4.43%	4.35%
Stock beta	(3)	0.88%	0.96%	1.03%
(1) Based on historical volatility over three years using daily stock price.
(2) Reflects the yield on three-year Treasury bonds.
(3) Betas are calculated with up to three years of daily stock price data.
All shares of restricted stock receive nonforfeitable dividends and have voting rights during the vesting period. Dividend equivalents for the 2025, 2024, and 2023 RSUs will be settled in cash based upon the number of units vested. The Company accrues for these dividend equivalent units over the measurement period as dividends are declared and they are included in distributions in excess of cumulative net income on the consolidated balance sheets.
At December 31, 2025, 2024 and 2022, the Company had no stock options outstanding to key employees or outside directors. In 2025, 2024, and 2023, there were no stock option grants to employees or directors and the Company recognized no compensation expense related to stock options.
In 2025, 2024, and 2023, the Company also granted 60,121, 67,624, and 81,909 shares, respectively, of stock to independent members of the board of directors which vested immediately on the issuance date.
Liability-Classified Awards
There were no service-based, market-based, or performance-based liability awards outstanding as of December 31, 2025 or 2024 and the expense related to liability awards for the year ended December 31, 2023 was not significant. During 2023, total cash paid for all types of cash-settled RSUs and related dividend payments was $1.1 million.

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
As of December 31, 2025, 2024, and 2023, 54, 66, and 43 employees, respectively, were enrolled in the plan. During the years ended December 31, 2025, 2024, and 2023, 16,491, 20,292, and 25,441 shares of common stock, respectively, were purchased under the ESPP. The total purchase date fair value of the shares purchased during 2025, 2024, and 2023 was $425,000, $644,000, and $522,000, respectively. Contributions for the purchase period ending November 30, 2025, 2024, and 2023 were $361,000, $379,000, and $444,000. As of December 31, 2025, the Company estimates future expense related to the open purchase period to be $88,000.

16.    RETIREMENT SAVINGS PLAN
The Company maintains a defined contribution plan (the “Retirement Savings Plan”) pursuant to Section 401 of the Internal Revenue Code (the “Code”) which covers active regular employees. Employees are eligible to participate in the Retirement Savings Plan immediately upon hire, and pre-tax contributions are allowed up to the limits set by the Code. The Company contributes 3% of an employee's eligible compensation to the plan, which is fully vested after the employee has been with the Company for two years. The Company may change this percentage at its discretion; and, in addition, the Company could decide to make discretionary contributions in the future. The Company contributed $1.3 million, $1.1 million, and $1.1 million to the Retirement Savings Plan for the 2025, 2024, and 2023 plan years, respectively.

17.    INCOME TAXES
Operating as the Company's taxable subsidiary, CTRS is subject to income taxes, the impact of which is not material to the Company's financials. For the years ended December 31, 2025, 2024, and 2023 there was no CTRS income tax expense or benefit recorded in the accompanying statements of operations.
As of December 31, 2025 and 2024, the net deferred tax asset of CTRS equaled $1.5 million and $1.7 million, respectively, with a valuation allowance placed against the full amount as of and for all periods presented. The net deferred tax asset included $1.4 million and $1.4 million of federal and state tax net operating loss carryforwards as of December 31, 2025 and 2024, respectively. A valuation allowance is required to be recorded against deferred tax assets if, based on the available evidence, it is more likely than not that such assets will not be realized. When assessing the need for a valuation allowance, appropriate consideration should be given to all positive and negative evidence related to this realization. This evidence includes, among other things, the existence of current and recent cumulative losses, forecasts of future profitability, the length of statutory carryforward periods, the Company’s history with loss carryforwards, and available tax planning strategies. The conclusion that a valuation allowance should be recorded as of December 31, 2025 and 2024 was based on the lack of evidence that CTRS could generate sufficient future taxable income to realize any material benefit of these deferred tax assets.

18.    EARNINGS PER SHARE
The following table sets forth the computation of the basic and diluted earnings per share of the Company's consolidated statements of operations for the years ended December 31, 2025, 2024 and 2023 ($ in thousands, except per share amounts):

	2025	2024	2023
Earnings per common share - basic:
Numerator:
Net income	$41,252	$46,581	$83,816
Net income attributable to noncontrolling interests in CPLP from continuing operations	(7)	(8)	(14)
Net income attributable to other noncontrolling interests	(742)	(611)	(839)
Net income available for common stockholders	$40,503	$45,962	$82,963

Denominator:
Weighted average common shares - basic	167,919	153,413	151,714
Net income per common share - basic	$0.24	$0.30	$0.55

Earnings per common share - diluted:
Numerator:
Net income	$41,252	$46,581	$83,816
Net income attributable to other noncontrolling interests	(742)	(611)	(839)
Net income available for common stockholders before allocation of net income attributable to noncontrolling interests in CPLP	$40,510	$45,970	$82,977

Denominator:
Weighted average common shares - basic	167,919	153,413	151,714
Add:
Potential dilutive common shares - ESPP	—	2	—
Potential dilutive restrictive stock units - restricted stock units, less shares assumed purchased at market price	772	575	301
Weighted average units of CPLP convertible into common shares	25	25	25
Weighted average common shares - diluted	168,716	154,015	152,040
Net income per common share - diluted	$0.24	$0.30	$0.55

19.    CONSOLIDATED STATEMENTS OF CASH FLOWS - SUPPLEMENTAL INFORMATION
Supplemental information related to cash flows, including significant non-cash activity affecting the consolidated statements of cash flows, for the years ended December 31, 2025, 2024, and 2023 is as follows ($ in thousands):

	2025	2024	2023
Interest paid, net of amounts capitalized	$141,469	$107,676	$100,553
Non-Cash Transactions:
Retirement of treasury stock	—	145,696	—
Common stock dividends declared and accrued	58,879	55,091	49,384
Tenant improvements recorded in deferred income	63,691	115,838	60,568
Change in real estate included in accounts payable and accrued expenses	(24,042)	20,863	18,727

20. REPORTABLE SEGMENTS
The Company's segments are based on the method of internal reporting with operating segments being each of the operating office properties. These operating segments are aggregated for reporting by geographical area, with these geographical regions being: Austin, Atlanta, Charlotte, Tampa, Phoenix, Dallas, and other markets. Included in other markets for the periods presented are properties located in Houston and Nashville.
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
Segment net income, individually significant components of rental property operating expenses, amount of capital expenditures, and total assets are not presented in this note because the CODM does not utilize these measures when analyzing segments or when making resource allocation decisions. The below presentation has been recast for all years presented to comply with updates to ASC 280 required by Accounting Standards Update 2023-07 "ASU 2023-07," "Segment Reporting" issued by the Financial Accounting Standards Board in November 2023. Information on the Company's segments along with a reconciliation of NOI to net income for years ended December 31, 2025, 2024, and 2023 are as follows ($ in thousands):

Year Ended December 31, 2025	Rental Property Revenues	Rental Property Operating Expenses	NOI

Austin	$352,437	$110,013	$242,424
Atlanta	326,918	117,456	209,462
Charlotte	87,089	23,118	63,971
Tampa	81,498	28,845	52,653
Phoenix	66,436	17,513	48,923
Dallas	29,495	6,891	22,604
Other	40,435	14,648	25,787
Segment Totals	$984,308	$318,484	$665,824

Non - Office Properties	$13,828	$6,341	$7,487
Portfolio Totals	$998,136	$324,825	$673,311

Less: Company's share from unconsolidated joint ventures	$(22,676)	$(10,327)
Termination Fees	5,087	—
Consolidated Totals	$980,547	$314,498

Year Ended December 31, 2024	Rental Property Revenues	Rental Property Operating Expenses	NOI

Atlanta	$309,807	$109,534	$200,273
Austin	287,659	95,901	191,758
Tampa	77,238	27,855	49,383
Phoenix	60,397	15,801	44,596
Charlotte	59,008	16,844	42,164
Dallas	17,683	3,746	13,937
Other	35,144	12,108	23,036
Segment Totals	$846,936	$281,789	$565,147

Other Non - Office Properties	$9,501	$4,324	$5,177
Portfolio Totals	$856,437	$286,113	$570,324

Less: Company's share from unconsolidated joint ventures	$(12,069)	$(5,452)
Termination Fees	3,405	—

Consolidated Totals	$847,773	$280,661

Year Ended December 31, 2023	Rental Property Revenues	Rental Property Operating Expenses	NOI

Atlanta	$295,255	$101,950	$193,305
Austin	259,683	89,580	170,103
Tampa	74,813	27,880	46,933
Phoenix	60,540	16,363	44,177
Charlotte	58,348	15,224	43,124
Dallas	16,924	3,850	13,074
Other	26,081	11,412	14,669
Segment Totals	$791,644	$266,259	$525,385

Other Non - Office Properties	$9,021	$3,312	$5,709
Portfolio Totals	$800,665	$269,571	$531,094

Less: Company's share from unconsolidated joint ventures	$(8,961)	$(3,137)
Termination Fees	7,343	—

Consolidated Totals	$799,047	$266,434

The following reconciles Net Income to Net Operating Income for each of the periods presented ($ in thousands):

	Year Ended December 31,
	2025	2024	2023
Net income	$41,252	$46,581	$83,816
Fee income	(2,044)	(1,761)	(1,373)
Termination fee income	(5,087)	(3,405)	(7,343)
Other income	(11,225)	(7,224)	(2,454)
General and administrative expenses	38,642	36,566	32,331
Interest expense	159,241	122,476	105,463
Depreciation and amortization	415,359	365,045	314,897
Reimbursed expenses	544	634	608
Operating property impairment	13,286	—	—
Land and related predevelopment cost impairment	1,034	—	—
Other expenses	1,801	2,097	2,128
Loss (income) from unconsolidated joint ventures	8,159	2,796	(2,299)
Net operating income from unconsolidated joint ventures	12,349	6,617	5,824
Gain on investment property transactions	—	(98)	(504)
Net Operating Income	$673,311	$570,324	$531,094

SCHEDULE III
COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2025
($ in thousands)

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period
Description/Metropolitan Area	Encumbrances	Land and Improvements	Buildings and Improvements	Land and Improvements less Cost of Sales, Transfers and Other	Building and Improvements less Cost of Sales, Transfers and Other	Land and Improvements less Cost of Sales, Transfers and Other	Building and Improvements less Cost of Sales, Transfers and Other	Total (a)(b)	Accumulated Depreciation (a)(b)	Date of Construction/ Renovation	Date Acquired	Life on Which Depreciation in 2025 Statement of Operations is Computed (c)
OPERATING PROPERTIES
The Domain	$—	$81,876	$755,143	$8,129	$490,300	$90,005	$1,245,443	$1,335,448	$264,478	(d)	2019	5 - 40 years
Austin, TX
Sail Tower	—	64,301	514,276	—	5,329	64,301	519,605	583,906	18,962	—	2024	5 - 40 years
Austin, TX
Terminus	221,000	49,050	410,826	—	67,258	49,050	478,084	527,134	100,579	—	2019	5 - 40 years
Atlanta, GA
Northpark Town Center	—	22,350	295,825	—	91,764	22,350	387,589	409,939	126,521	—	2014	5 - 39 years
Atlanta, GA
Hayden Ferry	—	13,102	262,578	(252)	112,710	12,850	375,288	388,138	73,448	—	2016	5 - 40 years
Phoenix, AZ
Corporate Center (e)	—	2,468	272,148	15,546	93,603	18,014	365,751	383,765	112,727	—	2016	5 - 40 years
Tampa, FL
300 Colorado (e)	—	18,354	278,905	(64)	82,281	18,290	361,186	379,476	47,156	2022	2021	5 - 40 years
Austin, TX
Buckhead Plaza	—	35,064	234,111	—	87,119	35,064	321,230	356,294	84,197	—	2016	5 - 40 years
Atlanta, GA
Briarlake Plaza	—	33,486	196,915	—	119,663	33,486	316,578	350,064	60,886	—	2019	5 - 40 years
Houston, TX
Spring & 8th	—	28,131	—	426	301,791	28,557	301,791	330,348	84,486	2015	2015	5 - 40 years
Atlanta, GA
The Terrace	—	27,360	247,226	—	53,458	27,360	300,684	328,044	59,936	—	2019	5 - 40 years
Austin, TX
725 Ponce	—	20,720	272,226	—	17,716	20,720	289,942	310,662	40,169	—	2021	5 - 40 years
Atlanta, GA
Vantage South End	—	49,723	249,581	—	2,763	49,723	252,344	302,067	11,884	—	2024	5 - 40 years
Charlotte, NC
One Eleven Congress	—	33,841	201,707	—	66,392	33,841	268,099	301,940	72,489	—	2016	5 - 40 years
Austin, TX
San Jacinto Center	—	34,068	176,535	(579)	64,984	33,489	241,519	275,008	58,852	—	2016	5 - 40 years
Austin, TX
Continued on next page
Promenade Tower	—	13,439	102,790	—	133,480	13,439	236,270	249,709	84,265	—	2011	5 - 34 years
Atlanta, GA
201 N. Tryon	118,928	22,591	180,430	—	41,352	22,591	221,782	244,373	64,029	—	2014	5 - 40 years
Charlotte, NC
3344 Peachtree	$—	$16,110	$176,153	$—	$44,782	$16,110	$220,935	$237,045	$64,656	—	2016	5 - 40 years
Atlanta, GA
The Link	—	20,633	202,257	—	—	20,633	202,257	222,890	3,139	—	2025	5 - 40 years
Dallas, TX
3350 Peachtree	—	16,836	108,177	—	83,970	16,836	192,147	208,983	40,219	—	2016	5 - 40 years
Atlanta, GA
The RailYard	—	22,831	178,323	—	2,099	22,831	180,422	203,253	30,720	—	2020	5 - 40 years
Charlotte, NC
Promenade Central	—	19,495	62,836	—	109,459	19,495	172,295	191,790	24,975	2022	2019	5 - 40 years
Atlanta, GA
Avalon	—	9,952	—	73	179,585	10,025	179,585	189,610	40,415	2016	2016	5 - 40 years
Atlanta, GA
100 Mill	—	13,156	—	5	171,945	13,161	171,945	185,106	30,352	2022	2022	3 - 40 years
Phoenix, AZ
Heights Union	—	9,545	123,944	—	21,468	9,545	145,412	154,957	23,313	—	2021	5 - 40 years
Tampa, FL
Colorado Tower (e)	101,199	1,600	—	20,555	127,321	22,155	127,321	149,476	46,954	2013	2013	5 - 40 years
Austin, TX
Legacy Union One	—	13,049	128,740	—	231	13,049	128,971	142,020	32,442	—	2019	5 - 40 years
Dallas, TX
Tempe Gateway	—	5,893	95,130	—	36,373	5,893	131,503	137,396	31,214	—	2016	5 - 40 years
Phoenix, AZ
550 South (e)	—	51	115,238	—	13,732	51	128,970	129,021	33,469	—	2016	5 - 40 years
Charlotte, NC
Domain Point	—	17,349	71,599	—	11,249	17,349	82,848	100,197	19,567	—	2019	5 - 40 years
Austin, TX
5950 Sherry Lane	—	8,040	65,919	—	16,993	8,040	82,912	90,952	16,954	—	2019	5 - 40 years
Dallas, TX
3348 Peachtree	—	6,707	69,723	—	11,232	6,707	80,955	87,662	22,483	—	2016	5 - 40 years
Atlanta, GA
Continued on next page
The Pointe	$—	$9,404	$54,694	$—	$18,862	$9,404	$73,556	$82,960	$19,890	—	2016	5 - 40 years
Tampa, FL
111 West Rio	—	6,076	56,647	(127)	19,369	5,949	76,016	81,965	26,902	2017	2017	3 - 40 years
Phoenix, AZ
Research Park V	—	4,373	—	801	44,397	5,174	44,397	49,571	19,479	2014	1998	5 - 30 years
Austin, TX
Meridian Mark Plaza	—	2,219	—	—	25,976	2,219	25,976	28,195	19,646	1997	1997	5 - 30 years
Atlanta, GA
Miscellaneous Investments	—	15,318	69,780	33	2,745	15,351	72,525	87,876	10,541
Total Operating Properties	441,127	768,561	6,230,382	44,546	2,773,751	813,107	9,004,133	9,817,240	1,922,394

LAND
South End Station	—	28,134	—	—	—	28,134	—	28,134	—	—	2020
Charlotte, NC
887 West Peachtree	—	26,312	—	—	—	26,312	—	26,312	—	—	2019
Atlanta, GA
Legacy Union 2 & 3	—	22,724	—	—	—	22,724	—	22,724	—	—	2019
Dallas, TX
3354/3356 Peachtree	—	21,509	—	—	—	21,509	—	21,509	—	—	2018
Atlanta, GA
Domain Central	—	21,000	—	—	—	21,000	—	21,000	—	—	2019
Austin, TX
Domain Point 3	—	11,018	—	—	—	11,018	—	11,018	—	—	2020
Austin, TX
Corporate Center 5 & 6 (e)	—	5,188	—	(15)	—	5,173	—	5,173	—	—	2019
Tampa, FL
Total Commercial Land	—	135,885	—	(15)	—	135,870	—	135,870	—

Total Properties	$441,127	$904,446	$6,230,382	$44,531	$2,773,751	$948,977	$9,004,133	$9,953,110	$1,922,394

S-1

SCHEDULE III
COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2025
($ in thousands)

NOTES:
(a)Reconciliations of total real estate carrying value and accumulated depreciation as of and for the years ended December 31, 2025, 2024, and 2023 are as follows:

	Real Estate			Accumulated Depreciation
	2025	2024	2023	2025	2024	2023
Balance at beginning of period	$9,567,574	$8,392,111	$8,087,846	$1,627,251	$1,329,406	$1,079,662
Additions during the period:
Acquisitions	222,890	877,881	—	—	—	—
Improvements and other capitalized costs	327,011	345,775	350,654	—	—	—
Depreciation expense	—	—	—	391,605	345,738	292,433
Total Additions	549,901	1,223,656	350,654	391,605	345,738	292,433
Deductions during the period:
Undepreciated basis of real estate sold and transfers to held for sale	(69,877)	—	(3,700)	(15,353)	—	—
Impairment	(13,286)	—	—	—	—	—
Amortization of right-of-use ground lease assets	(93)	(300)	—	—	—	—
Write off of fully depreciated assets	(81,109)	(47,893)	(42,689)	(81,109)	(47,893)	(42,689)
Total Deductions	(164,365)	(48,193)	(46,389)	(96,462)	(47,893)	(42,689)
Balance at end of period	$9,953,110	$9,567,574	$8,392,111	$1,922,394	$1,627,251	$1,329,406
(b)The aggregate cost for federal income tax purposes, net of tax depreciation, was $6.8 billion (unaudited) at December 31, 2025.
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