Form 10-Q
period 2026-03-31
COUSINS PROPERTIES INC
filed 2026-04-29
CIK 25232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 24, 2026
Common Stock, $1 par value per share	164,540,333 shares

FORWARD-LOOKING STATEMENTS

Certain matters contained in this report are “forward-looking statements” within the meaning of the federal securities laws and are subject to uncertainties and risks, as itemized in Item 1A included in the Annual Report on Form 10-K for the year ended December 31, 2025. These forward-looking statements include information about possible or assumed future results of the business and our financial condition, liquidity, results of operations, plans, and objectives. Examples of forward-looking statements in this Quarterly Report on Form 10-Q include the Company’s business and financial strategy; objectives of management; future debt financings; future acquisitions and dispositions of operating assets, joint venture interests, and land; future acquisitions of investments in real estate debt; future development and redevelopment opportunities; future issuances of common stock, limited partnership units, or preferred stock; future distributions; projected capital expenditures; market and industry trends; future occupancy or volume and velocity of leasing activity; entry into new markets or changes in existing market concentrations; future changes in interest rates and liquidity of capital markets; and all statements that address operating performance, events, investments, or developments that we expect or anticipate will occur in the future.
Any forward-looking statements are based upon management's beliefs, assumptions, and expectations of our future performance, taking into account information that is currently available. These beliefs, assumptions, and expectations may change as a result of possible events or factors, not all of which are known. If a change occurs, our business, financial condition, liquidity, and results of operations may vary materially from those expressed in forward-looking statements. Actual results may vary from forward-looking statements due to, but not limited to, the following: the risks and uncertainties related to the impact of changes in general economic and capital market conditions (on an international or national basis or within the markets in which we operate), including changes in inflation, changes in interest rates, supply chain disruptions, labor market disruptions (including changes in unemployment), dislocation and volatility in capital markets, and potential longer-term changes in consumer and customer behavior resulting from the severity and duration of any downturn, adverse conditions or uncertainty in the U.S. or global economy; risks affecting the real estate industry (including, without limitation, the inability to enter into or renew leases on favorable terms and on anticipated schedules); any adverse change in the financial condition or liquidity of one or more of our tenants or borrowers under our real estate debt investments; changes in customer preferences regarding space utilization; changes in customers’ financial condition; the availability, cost, and adequacy of insurance coverage; competition from other developers, investors, owners, and operators of real estate; the failure to achieve anticipated benefits from intended or completed acquisitions, developments, investments, or dispositions; the cost and availability of financing, the effectiveness of any interest rate hedging contracts, and any failure to comply with debt covenants under credit agreements; the effect of common stock, debt, or operating partnership unit issuances; threatened terrorist attacks or sociopolitical unrest such as political instability, civil unrest, armed hostilities, or political activism and the potential impact of the same upon our day-to-day building operations; the immediate and long-term impact of the outbreak of a highly infectious or contagious disease on our and our customers’ financial condition; risks associated with security breaches through cyberattacks, cyber intrusions, or otherwise; risks associated with the adoption and usage of artificial intelligence; changes in senior management, the Board of Directors, or key personnel; the potential liability for existing or future environmental or other applicable regulatory requirements, including the requirements to qualify for taxation as a real estate investment trust; the financial condition and liquidity of, or disputes with, joint venture partners; material changes in dividend rates on common shares or other securities or the ability to pay those dividends; the impact of changes to applicable laws, including the tax laws impacting REITs and the passage of the One Big Beautiful Bill Act, and the impact of newly adopted accounting principles on our accounting policies and on period to period comparison of financial results; risks associated with climate change and severe weather events; and those additional risks and factors discussed in reports filed with the Securities and Exchange Commission ("SEC") by the Company.
These forward-looking statements are not exhaustive, speak only as of the date of issuance of this report and are not guarantees of future results, performance, or achievements. The Annual Report on Form 10-K for the year ended December 31, 2025, including Part 1, Item 1A. Risk Factors include additional factors that could adversely affect our business and financial performance. The Company does not undertake a duty to update or revise any forward-looking statement, whether as a result of new information, future events, or other matters, except as otherwise required by law.

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2026	December 31, 2025
	(unaudited)
Assets:
Real estate assets:
Operating properties, net of accumulated depreciation of $1,960,227 and $1,922,394 in 2026 and 2025, respectively	$8,114,853	$7,894,846
Land	135,869	135,870
	8,250,722	8,030,716

Real estate assets and other assets held for sale, net	23,237	61,489
Cash and cash equivalents	6,296	5,720
Investments in real estate debt, at fair value	19,586	37,804
Accounts receivable	15,946	17,578
Deferred rents receivable	278,450	269,282
Investments in unconsolidated joint ventures	213,988	215,301
Intangible assets, net	183,796	164,738
Other assets, net	95,822	87,504
Total assets	$9,087,843	$8,890,132
Liabilities:
Notes payable	$3,772,182	$3,340,815
Accounts payable and accrued expenses	247,716	314,317
Deferred income	297,607	301,358
Intangible liabilities, net	126,841	117,085
Other liabilities	110,409	111,506
Liabilities of real estate assets held for sale, net	39	2,849
Total liabilities	4,554,794	4,187,930
Commitments and contingencies
Equity:
Stockholders' investment:
Common stock, $1 par value per share, 300,000,000 shares authorized, 164,541,670 and 167,981,990 issued and outstanding in 2026 and 2025, respectively	164,542	167,982
Additional paid-in capital	5,885,455	5,971,762
Distributions in excess of cumulative net income	(1,539,263)	(1,460,154)
Total stockholders' investment	4,510,734	4,679,590
Nonredeemable noncontrolling interests	22,315	22,612
Total equity	4,533,049	4,702,202
Total liabilities and equity	$9,087,843	$8,890,132

See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2026	2025
Revenues:
Rental property revenues	$261,108	$243,027
Fee income	1,245	496
Other	756	6,805
	263,109	250,328
Expenses:
Rental property operating expenses	82,585	77,156
Reimbursed expenses	120	177
General and administrative expenses	11,840	10,709
Interest expense	45,101	36,774
Operating property impairment	36,600	—
Depreciation and amortization	108,406	102,114
Other	438	422
	285,090	227,352

Loss from unconsolidated joint ventures	(2,642)	(1,883)
Loss on investment property transaction	(47)	—
Net income (loss)	(24,670)	21,093
Net income attributable to noncontrolling interests	(186)	(196)
Net income (loss) available to common stockholders	$(24,856)	$20,897

Net income per common share — basic and diluted	$(0.15)	$0.12
Weighted average common shares — basic	166,399	167,809
Weighted average common shares — diluted	166,399	168,593

See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited; in thousands)

	Three Months Ended
	March 31,
	2026	2025
Comprehensive Income:
Net income (loss) available to common stockholders	$(24,856)	$20,897
Other comprehensive income:
Unrealized gain on cash flow hedges	—	11
Amortization of cash flow hedges	—	94
Total other comprehensive income	—	105
Total comprehensive income (loss)	$(24,856)	$21,002

See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited; in thousands except per share amounts)

Three Months Ended March 31, 2026
	Common Stock	Additional Paid-In Capital	Distributions in Excess of Net Income	Stockholders' Investment	Nonredeemable Noncontrolling Interests	Total Equity
Balance December 31, 2025	$167,982	$5,971,762	$(1,460,154)	$4,679,590	$22,612	$4,702,202
Net loss	—	—	(24,856)	(24,856)	186	(24,670)
Common stock issued pursuant to stock-based compensation, net of tax withholding	415	(5,723)	—	(5,308)	—	(5,308)
Amortization of stock-based compensation, net of forfeitures	(4)	5,609	—	5,605	—	5,605
Stock repurchases	(3,851)	(86,193)	—	(90,044)	—	(90,044)
Distributions to noncontrolling interests	—	—	—	—	(483)	(483)
Common dividends ($0.32 per share)	—	—	(54,253)	(54,253)	—	(54,253)
Balance March 31, 2026	$164,542	$5,885,455	$(1,539,263)	$4,510,734	$22,315	$4,533,049

Three Months Ended March 31, 2025
	Common Stock	Additional Paid-In Capital	Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Investment	Nonredeemable Noncontrolling Interests	Total Equity
Balance December 31, 2024	$167,660	$5,959,670	$(1,280,547)	$(105)	$4,846,678	$23,489	$4,870,167
Net income	—	—	20,897	—	20,897	196	21,093
Other comprehensive income	—	—	—	105	105	—	105
Common stock issued pursuant to stock-based compensation, net of tax withholding	249	(4,690)	—	—	(4,441)	—	(4,441)
Amortization of stock-based compensation, net of forfeitures	(1)	5,598	—	—	5,597	—	5,597
Contributions from noncontrolling interests	—	—	—	—	—	7	7
Distributions to noncontrolling interests	—	—	—	—	—	(371)	(371)
Common dividends ($0.32 per share)	—	—	(55,084)	—	(55,084)	—	(55,084)
Balance March 31, 2025	$167,908	$5,960,578	$(1,314,734)	$—	$4,813,752	$23,321	$4,837,073

See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in thousands)

	Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$(24,670)	$21,093
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on investment property transaction	47	—
Depreciation and amortization	108,406	102,114
Amortization of deferred financing costs, debt premiums, and debt discounts, net	1,218	1,113
Equity-classified stock-based compensation expense, net of forfeitures	6,016	6,042
Effect of non-cash adjustments to rental revenues	(22,383)	(23,929)
Loss from unconsolidated joint ventures	2,642	1,883
Operating distributions from unconsolidated joint ventures	232	749
Operating property impairment	36,600	—
Changes in other operating assets and liabilities, net of acquisitions:
Change in receivables and other assets, net	(4,112)	(8,770)
Change in operating liabilities, net	(63,536)	(55,537)
Net cash provided by operating activities	40,460	44,758
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(59,659)	(54,347)
Property acquisitions	(317,261)	(593)
Property dispositions	37,683	—
Proceeds from borrower repayment of investments in real estate debt	18,218	150,791
Investments in real estate debt	—	(207)
Contributions to unconsolidated joint ventures	(1,956)	(8,528)
Net cash provided by (used in) investing activities	(322,975)	87,116
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facility	898,000	142,000
Repayment of credit facility	(807,500)	(215,631)
Bond issuance, net of original issue discount	496,295	—
Repayment of term loans	(150,000)	—
Purchase of shares under share repurchase program	(90,044)	—
Repayment of mortgages	(1,725)	(1,666)
Repurchase of shares withheld for taxes on restricted stock vestings	(1,676)	(1,907)
Payment of deferred financing costs	(4,471)	(1,439)
Common dividends paid	(55,305)	(54,571)
Contributions from noncontrolling interests	—	7
Distributions to noncontrolling interests	(483)	(371)
Equity Issuances	—	(315)
Net cash provided by (used in) financing activities	283,091	(133,893)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	576	(2,019)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,720	7,349
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,296	$5,330
See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
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
Cousins, CPLP, CTRS, and their subsidiaries (collectively, the “Company”) develop, acquire, lease, manage, and own primarily Class A office properties and opportunistic mixed-use developments in the Sun Belt markets of the United States with a focus on Austin, Atlanta, Charlotte, Tampa, Phoenix, Dallas, and Nashville. Cousins has elected to be taxed as a REIT and intends to, among other things, distribute at least 100% of its net taxable income to stockholders, thereby eliminating any liability for federal income taxes under current law. Therefore, the results included herein do not include a federal income tax provision for Cousins. As of March 31, 2026, the Company's operating portfolio of real estate assets consisted of interests in 22.0 million square feet of office space and 974,000 square feet of other space.
Basis of Presentation: The condensed consolidated financial statements are unaudited and were prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, these interim financial statements reflect all adjustments necessary (all of which are of a normal and recurring nature) for the fair presentation of the interim financial statements and accompanying notes. The results of operations for the three months ended March 31, 2026, are not necessarily indicative of results expected for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2025. The accounting policies employed are substantially the same as those shown in note 2 of the notes to consolidated financial statements included therein.
The Company evaluates all partnerships, joint ventures, and other arrangements with variable interests to determine if the entity or arrangement qualifies as a variable interest entity ("VIE"), as defined in the Financial Accounting Standards Board's ("FASB") Accounting Standards Codification ("ASC"). If the entity or arrangement qualifies as a VIE and the Company is determined to be the primary beneficiary, the Company is required to consolidate the assets, liabilities, and results of operations of the VIE. The Company had no investments or interests in any VIEs as of March 31, 2026 or December 31, 2025.
Recently Issued Accounting Pronouncements: In November 2024, the FASB issued ASU 2024-03 "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses." The ASU is effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027. The Company does not anticipate the guidance will have a material impact on our consolidated financial statements or notes to our consolidated financial statements.

2. REAL ESTATE
Acquisitions
In February 2026, the Company acquired 300 South Tryon in Uptown Charlotte. The assets acquired and liabilities assumed were recorded at relative fair value as determined by management, with the assistance of third party specialists, based on information available at the acquisition date and on current assumptions of future operations. The following table summarizes the acquisition ($ in thousands):

300 South Tryon
Closing Purchase Price	$317,500
Acquisition Date	February 2026
Square Feet	638,000
Market	Charlotte
Purchase Price Allocation
Tangible assets
Operating properties	$306,470

Intangible and other assets
In-place leases (1)	26,467
Prepaid expenses	171
Above market rents	125
26,763

Intangible and other liabilities
Below market leases (1)	(14,505)
Accounts payable and other liabilities	(1,467)
(15,972)

Total net assets acquired (2)	$317,261
(1) The intangible assets and liabilities will be amortized over a weighted average remaining lease term of 6 years from the acquisition date.
(2) Represents net purchase price, including acquisition costs of $1.1 million, as well as net operating liabilities acquired through closing prorations of $1.5 million.

Dispositions
On February 25, 2026, the Company sold Harborview Plaza in Tampa for a gross sales price of $39.5 million.

Held for Sale
The major classes of assets and liabilities of properties held for sale as of March 31, 2026 (303 Tremont land parcel) and December 31, 2025 (303 Tremont land parcel and Harborview Plaza) were as follows ($ in thousands):

Real estate assets and other assets held for sale	2026	2025
Operating properties, net of accumulated depreciation of $15,341	$—	$35,682
Land	18,854	18,854
Notes and accounts receivable	—	272
Deferred rents receivable	—	2,082
Intangible assets, net of accumulated amortization of $682	—	138
Other assets	4,383	4,461
	$23,237	$61,489
Liabilities of real estate assets held for sale
Accounts payable and accrued expenses	$39	$1,769
Deferred income	—	266
Intangible liabilities, net of accumulated amortization of $140	—	49
Other liabilities	—	765
	$39	$2,849

Impairment
In accordance with the Company's policy on impairment described in note 2 of the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2025, the Company reviews its real estate assets on an asset group basis for impairment and if circumstances indicate an asset group's carrying value may not be recoverable, records an impairment. This review includes the Company's operating properties, properties under development, and land holdings and is done with the consideration of if the asset group is determined to be held-for-investment or held-for-sale.
None of the Company's held-for-sale assets were impaired during any periods presented in the accompanying statement of operations.
In March 2026, the Company entered into an agreement to sell One Eleven Congress and therefore determined there was a more likely than not probability that there has been a significant decrease in the estimated hold period of the related asset group. Because the carrying value of the asset group exceeded the undiscounted cash flows over the updated expected hold period, the property was written down to its estimated fair value, resulting in an impairment of $36.6 million. The estimated fair value was based on the third-party offer to purchase (a level 2 input under authoritative guidance for fair value measurements). As of March 31, 2026, the asset group is classified as held-for-investment and included in operating properties on the Company's accompanying consolidated balance sheets.

3. INVESTMENTS IN REAL ESTATE DEBT
The details of the real estate debt investments are as follows ($ in thousands):

	Carrying Value and Fair Value at
Collateral	March 31, 2026	December 31, 2025

110 East - Pledge of equity interest (1) Charlotte, NC, Office Building	$—	$18,218
Neuhoff - Pledge of equity interest (2) Nashville, TN, Mixed Use Development	19,586	19,586

	$19,586	$37,804

(1) The first priority lender of the 110 East mortgage loan had a balance of $95.3 million as of December 31, 2025.
(2) Reflects a loan to the Company's equity partner in the Neuhoff joint venture and is secured by such partner's 50% equity interest in the joint venture.

	Interest Income for the Three Months Ended March 31,
Collateral	2026	2025

110 East - Pledge of equity interest Charlotte, NC, Office Building	$238	$558
Radius - Pledge of equity interest Nashville, TN, Office Building	—	1,241
Saint Ann - Pledge of asset Dallas, TX, Office Building	—	350
Neuhoff - Pledge of equity interest Nashville, TN, Mixed Use Development	489	—

	$727	$2,149
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
In February 2026, at maturity, the borrower repaid the 110 East loan at par and paid the interest in full.
As of March 31, 2026, the Company believes the fair value of the investment in real estate debt approximates the invested carrying values and, therefore, did not record any unrealized gain or loss on those investments. The acquisition and origination of the Neuhoff partnership loan was a recently executed market transaction (Level 2) and market instruments for similar debt have not changed significantly since acquisition. In subsequent periods, the Company may make adjustments to the carrying values of this loan investment if required through application of the fair value hierarchy provided for under GAAP. Interest income earned, including from any minimum interest guarantees, and any unrealized gain or loss associated with investments in real estate debt are recorded as a component of other revenue on the Company's consolidated statement of operations.
4. INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES
The following information summarizes financial data and principal activities of the Company's unconsolidated joint ventures. The information included in the Summary of Financial Position table is as of March 31, 2026, and December 31, 2025, ($ in thousands).

SUMMARY OF FINANCIAL POSITION
	Company's Ownership Interest	Total Assets		Total Liabilities		Total Equity (Deficit)		Company's Investment (Deferred Income)
		2026	2025	2026	2025	2026	2025	2026		2025
Operating Properties:
AMCO 120 WT Holdings, LLC	20%	$72,843	$73,982	$1,313	$1,732	$71,530	$72,250	$13,051		$13,201
Crawford Long - CPI, LLC (1)	50%	22,113	20,882	84,269	83,869	(62,156)	(62,987)	(30,672)	(2)	(31,067)	(2)
Neuhoff Holdings LLC (3)	50%	586,891	591,844	270,009	271,606	316,882	320,238	176,866		178,723
TL CO Proscenium JV, LLC	20%	100,571	94,240	6,193	3,498	94,378	90,742	19,156		18,479
Land:
715 Ponce Holdings LLC	50%	9,564	9,518	23	11	9,541	9,507	4,915		4,898
		$791,982	$790,466	$361,807	$360,716	$430,175	$429,750	$183,316		$184,234

(1) Crawford Long - CPI, LLC has a mortgage loan for the Medical Offices at Emory Hospital property. This $83.0 million interest-only mortgage loan has a fixed interest rate of 4.80% and matures on June 1, 2032. The Company provides a customary "non-recourse carve-out guaranty" for this loan.
(2) Negative balance is included in deferred income on the consolidated balance sheets.
(3) The Neuhoff Holdings LLC properties have commenced initial operations. Included in the total liabilities above is a construction loan which had an initial borrowing capacity up to $312.7 million, of which the Company's share was $156.4 million. In September 2025, the joint venture entered into the first amendment to the construction loan, repaid $39.2 million of outstanding principal (reducing the current loan capacity to $273.5 million), and extended the maturity date to September 30, 2026. The construction loan now has a total outstanding principal amount of $251.1 million, of which the Company's share is $125.6 million. The updated interest rate applicable to the construction loan is based on SOFR plus 3.00% with a minimum rate of 6.25%. The joint venture has one option, subject to certain conditions, to extend the maturity date for an additional 12 months from the current maturity date. The Company and its joint venture partner guarantee their respective halves of the borrower's obligations to pay certain required equity contributions and project carrying costs, as well as timely completion of project construction. The Company and its partner also provide a customary "non-recourse carve-out guaranty". Contemporaneous with the first amendment to the construction loan, the Company loaned its joint venture partner $19.6 million to fund its related contribution to the Neuhoff joint venture (see note 3).

The information included in the Summary of Operations table below is for the three months ended March 31, 2026, and 2025 ($ in thousands).

SUMMARY OF OPERATIONS
	Total Revenues		Net Income (Loss)		Company's Income (Loss) from Investment
	2026	2025	2026	2025	2026	2025
Operating Properties:
AMCO 120 WT Holdings, LLC	$2,478	$2,645	$432	$702	$82	$136
Crawford Long - CPI, LLC	3,465	3,443	832	780	383	359
Neuhoff Holdings LLC	7,089	3,029	(5,293)	(4,678)	(2,996)	(2,293)
TL CO Proscenium JV, LLC	2,961	3,919	(363)	(145)	(128)	(79)
Land:
715 Ponce Holdings LLC	64	31	34	(11)	17	(6)
	$16,057	$13,067	$(4,358)	$(3,352)	$(2,642)	$(1,883)

5. INTANGIBLE ASSETS AND LIABILITIES
At March 31, 2026, and December 31, 2025, intangible assets included the following ($ in thousands):

	2026	2025
In-place leases, net of accumulated amortization of $140,929 and $136,277 in 2026 and 2025, respectively	$155,259	$135,606
Below-market ground leases, net of accumulated amortization of $2,925 and $2,854 in 2026 and 2025, respectively	16,327	16,398
Above-market leases, net of accumulated amortization of $23,519 and $23,949 in 2026 and 2025, respectively	10,536	11,060
Goodwill	1,674	1,674
	$183,796	$164,738

At March 31, 2026, and December 31, 2025, intangible liabilities were the following ($ in thousands):

	2026	2025
Below-market leases, net of accumulated amortization of $65,720 and $61,343 in 2026 and 2025, respectively	$126,841	$117,085

The amortization of the above assets and liabilities are recorded as follows ($ in thousands):

	Three Months Ended March 31,
	2026	2025
Revenues:
Rental property revenues, net (Below-market and Above-market leases)	$4,100	$2,822

Expenses:
Depreciation and amortization (In-place leases)	6,814	5,880
Rental property operating and other expenses (Below-market ground leases)	76	70

Over the next five years and thereafter, aggregate amortization of these intangible assets and liabilities is anticipated to be as follows ($ in thousands):

	In-Place Leases	Below-Market Ground Leases	Above-Market Leases	Below-Market Leases
2026 (nine months)	$19,846	$212	$1,776	$(12,702)
2027	22,395	282	1,839	(15,004)
2028	20,457	282	1,729	(14,631)
2029	18,326	282	1,460	(13,832)
2030	15,883	282	1,265	(12,240)
Thereafter	58,352	14,987	2,467	(58,432)
	$155,259	$16,327	$10,536	$(126,841)

6. OTHER ASSETS
Other assets on the consolidated balance sheets as of March 31, 2026, and December 31, 2025, included the following ($ in thousands):

	2026	2025
Predevelopment costs and earnest money (1)	$62,884	$59,789
Prepaid expenses and other assets	12,083	7,339
Lease inducements, net of accumulated amortization of $10,391 and $9,919 in 2026 and 2025, respectively (2)	10,868	9,847
Furniture, fixtures and equipment and other deferred costs, net of accumulated depreciation of $21,217 and $20,837 in 2026 and 2025, respectively	8,605	8,826
Credit Facility deferred financing costs, net of accumulated amortization of $5,022 and $4,701 in 2026 and 2025, respectively	1,382	1,703
	$95,822	$87,504
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

7. NOTES PAYABLE
The following table summarizes the terms of notes payable outstanding at March 31, 2026, and December 31, 2025, ($ in thousands):

Description	Interest Rate (1)	Maturity (2)	2026	2025
Unsecured Notes:
Credit Facility	4.405%	April 2027	$206,500	$116,000
Public Senior Notes	5.875%	October 2034	500,000	500,000
Public Senior Notes	5.250%	July 2030	500,000	500,000
Public Senior Notes	4.875%	March 2033	500,000	—
Public Senior Notes	5.375%	February 2032	400,000	400,000
Term Loan (3)	4.474%	September 2026	400,000	400,000
Privately Placed Senior Notes	3.950%	July 2029	275,000	275,000
Privately Placed Senior Notes	3.860%	July 2028	250,000	250,000
Privately Placed Senior Notes	3.780%	July 2027	125,000	125,000
Term Loan	4.630%	August 2026	100,000	250,000
Privately Placed Senior Notes	4.090%	July 2027	100,000	100,000
			3,356,500	2,916,000
Secured Mortgage Notes:
Terminus (4)	6.340%	January 2031	221,000	221,000
201 North Tryon	3.370%	October 2026	117,939	118,928
Colorado Tower	3.450%	September 2026	100,463	101,199
			439,402	441,127
			$3,795,902	$3,357,127

Unamortized original issue discount			(6,817)	(3,246)
Unamortized loan costs			(16,903)	(13,066)
Total Notes Payable			$3,772,182	$3,340,815

(1)    Interest rate as of March 31, 2026.
(2)    Weighted average maturity of notes payable outstanding at March 31, 2026 was 4.1 years, exclusive of unexercised extension options.
(3)    The Company has elected six-month Term SOFR through September 3, 2026 for $200 million and Daily SOFR for $200 million.
(4)    Represents $123.0 million and $98.0 million non-cross-collateralized mortgages secured by the Terminus 100 and Terminus 200 buildings, respectively.
Credit Facility
Subsequent to quarter end, on April 1, 2026, the Company entered into the Sixth Amended and Restated Credit Agreement, which recast its existing unsecured revolving line of credit (the "Credit Facility") under which the Company may borrow up to $1.2 billion. This amendment and restatement of the Credit Facility extends the maturity date from April 30, 2027, to April 1, 2031, increases the borrowing capacity from $1.0 billion, and reduces our interest rate spread in excess of SOFR. The Credit Facility contains financial covenants, generally unchanged by the April 1, 2026 amendment and restatement, that require, among other things, the maintenance of unencumbered interest coverage ratio of at least 1.75x; a fixed charge coverage ratio of at least 1.50x; a secured leverage ratio of no more than 50%; and overall and unsecured leverage ratios of no more than 60%.
The interest rate applicable to the Credit Facility is based on Daily SOFR plus a spread of 0.675% to 1.350%, depending on our leverage ratio and credit rating. During the three months ended March 31, 2026, this spread was reduced by 15 basis points (including 10 basis points eliminated by an amendment, dated February 6, 2026, and five basis points eliminated by the recast). In addition to the interest rate, the Credit Facility is also subject to an annual facility fee of 0.125% to 0.300%, depending on the Company's credit rating and leverage ratio, on the entire $1.2 billion capacity.

At March 31, 2026, the Credit Facility's interest rate spread over SOFR was 0.775%, and the facility fee was 0.15%. The amount that the Company may draw under the Credit Facility is a defined calculation based on the Company's unencumbered assets and other factors. The total available borrowing capacity under the Credit Facility was $793.5 million at March 31, 2026. Any amounts outstanding under the Credit Facility may be accelerated upon the occurrence of any events of default.
Term Loans
On October 3, 2022, the Company entered into a Delayed Draw Term Loan Agreement ("the 2022 Term Loan") and borrowed the full $400 million available under the loan. The loan had an initial maturity of March 3, 2025, which has been extended to September 3, 2026, through the exercise of available extension options.
On June 28, 2021, the Company entered into an Amended and Restated Term Loan Agreement ("the 2021 Term Loan"). Under the 2021 Term Loan, the Company borrowed $350 million with an initial maturity of August 30, 2024, which has been extended to August 19, 2026, through the exercise of available extension options. On August 16, 2024, the Company paid down $100 million of the $350 million outstanding and on February 20, 2026, the Company repaid $150 million of the outstanding principal amount of the 2021 Term Loan.
Subsequent to quarter end, on April 1, 2026, the Company amended each of the 2021 Term Loan and the 2022 Term Loan. Pursuant to both term loans, as amended, the Company pays interest on each term loan based on Term or Daily SOFR plus a spread of 0.750% to 1.550%, depending on our leverage ratio and credit rating. During the three months ended March 31, 2026, this spread has been reduced by 15 basis points on the 2022 Term Loan (including 10 basis points eliminated by an amendment dated February 6, 2026, and five basis points eliminated by the amendment, dated April 1, 2026) and by 30 basis points on the 2021 Term Loan (including 10 basis points eliminated by an amendment dated February 6, 2026, and 20 basis points eliminated by the amendment, dated April 1, 2026). Interest rates in effect as of March 31, 2026, were 4.630% for $100 million of the 2021 Term Loan (based on Daily SOFR); 4.480% for $200 million of the 2022 Term Loan (based on Daily SOFR); and 4.468% for $200 million of the 2022 Term Loan (based on six-month Term SOFR).
The Company has two remaining 180-day extension options under the 2021 Term Loan (both added as part of in the April 1, 2026, amendment) which has a final extended maturity date of August 11, 2027, and three remaining six-month extension options under the 2022 Term Loan (two of which were added as part of in the April 1, 2026, amendment) which has a final extended maturity date of March 3, 2028.
Both term loans have debt covenants consistent with the Credit Facility.
Unsecured Senior Notes
At March 31, 2026, the Company had $2.7 billion aggregate principal amount of senior unsecured notes outstanding, $1.9 billion through public offerings and $750.0 million through privately placed senior notes.
Public Senior Unsecured Notes
In February 2026, CPLP issued $500 million in aggregate principal amount of 4.875% public senior notes. Upon issuance of these notes, CPLP received proceeds of $496.3 million, net of the original issue discount of $3.7 million, resulting in an effective interest rate of 5.001%. These public senior notes had issuance costs of $4.2 million and mature on March 1, 2033.
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
In August 2024, CPLP issued $500.0 million in aggregate principal amount of 5.875% public senior notes. Upon issuance of these notes, CPLP received proceeds of $498.5 million dollars, net of the original issue discount of $1.5 million, resulting in an effective interest rate of 5.912%. These public senior notes had issuance costs of $5.3 million and mature on October 1, 2034.
The Company's public senior notes are each fully and unconditionally guaranteed by the Company and subject to certain customary covenants that, subject to certain exceptions, include (a) a limitation on the ability of the Company and CPLP to, among other things, incur additional secured and unsecured indebtedness; (b) a limitation on the ability of the Company and CPLP to merge, consolidate, sell, lease, or otherwise dispose of their properties and assets substantially as an entirety; and (c) a requirement that the Company maintain a pool of unencumbered assets. To avoid any such limitations, these covenants require, among other things, maintaining the following financial metrics as defined in the agreement: unencumbered debt ratio of at least 150%; an EBITDA to debt service ratio of at least 1.50x; a secured leverage ratio of no more than 40%; and an overall leverage ratio of no more than 60%.
Privately Placed Senior Unsecured Notes
The Company also has $750.0 million aggregate principal amount of privately placed unsecured senior notes outstanding. A privately placed senior unsecured note of $250 million with a fixed interest rate of 3.91% was repaid at maturity on July 7, 2025.
The privately placed unsecured senior notes contain financial covenants that are consistent with those of our Credit Facility, with the exception of a secured leverage ratio of no more than 40%. The senior notes also contain customary representations and warranties, both affirmative and negative covenants, and customary events of default.
Secured Mortgage Notes
As of March 31, 2026, the Company had $439.4 million outstanding on four non-recourse mortgage notes with a weighted average interest rate of 4.88%. All interest rates on the secured mortgage notes are fixed. Assets with depreciated carrying values of $706.9 million were pledged as security on these mortgage notes payable. In addition, the Company provides a customary “non-recourse carve-out guaranty” on each non-recourse loan, along with a guarantee of certain re-leasing expenses for vacancy at 201 North Tryon.
Other Debt Information
The Company is in compliance with all of the covenants related to its unsecured and secured debt.
At March 31, 2026, and December 31, 2025, the estimated fair value of the Company’s notes payable was $3.9 billion and $3.4 billion, respectively, calculated by discounting the debt's remaining contractual cash flows at estimated current market rates at which similar loans could have been obtained at March 31, 2026, and December 31, 2025, respectively. The estimate of the current market rates, which is the most significant input in the discounted cash flow calculation, is intended to replicate debt of similar maturity and loan-to-value relationship. These fair value calculations are considered to be Level 2 under the guidelines as set forth in ASC 820, as the Company utilizes market rates for similar type loans from third party brokers.
For the three months ended March 31, 2026, and 2025, interest expense was recorded as follows ($ in thousands):

	Three Months Ended March 31,
	2026	2025
Total interest incurred	$46,293	$39,157
Interest capitalized	(1,192)	(2,383)
Total interest expense	$45,101	$36,774

8. DERIVATIVE FINANCIAL INSTRUMENTS
The Company had no outstanding derivative financial instruments as of March 31, 2026, and December 31, 2025.
The table below presents the effect of the Company's derivative financial instruments on the consolidated statements of operations for the three months ended March 31, 2026, and 2025, ($ in thousands):

	Three Months Ended March 31,
Cash Flow Hedges:	2026	2025
Amount of income recognized in accumulated other comprehensive income on interest rate derivatives	$—	$11
Amount of loss reclassified from accumulated other comprehensive income into income as an increase of interest expense	—	94
Total amount of interest expense presented in the consolidated statements of operations	$45,101	$36,774

9. OTHER LIABILITIES
Other liabilities on the consolidated balance sheets as of March 31, 2026, and December 31, 2025, included the following ($ in thousands):

	2026	2025
Ground lease liability	$50,339	$50,185
Prepaid rent	39,364	42,284
Security deposits	18,177	17,029
Other liabilities	2,529	2,008
	$110,409	$111,506
10. COMMITMENTS AND CONTINGENCIES
Commitments
As a lessor, the Company had $178.8 million in future obligations under leases to fund tenant improvements and other future construction obligations at March 31, 2026.
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
11.    STOCKHOLDERS' EQUITY
Share Repurchase Program
On February 17, 2026, the Board of Directors of the Company authorized the repurchase of up to $250 million of the Company's outstanding common shares under a share repurchase program. During the three months ended March 31, 2026, the Company repurchased 3.9 million shares under the repurchase program at an average price of $23.36 per share for a total of $90.0 million. These shares were removed from issued and outstanding but remain authorized. Subsequent to quarter end, on April 28, 2026, the Company's Board of Directors approved an increase to the total amount authorized under the repurchase program to $500 million, of which $410 million remains available for repurchase.
ATM Program
In 2021, the Company entered into an Equity Distribution Agreement ("EDA") with six financial institutions, known as an at-the-market stock offering program ("ATM Program"), under which the Company may offer and sell shares of its common stock from time to time in "at-the-market" offerings with an aggregate gross sales price of up to $500 million. In connection with the ATM Program, the Company may, at its discretion, enter into forward equity sale agreements. The use of a forward equity sale agreement ("Forward Sales") would allow the Company to lock in a share price on the sale of shares of its common stock at the time the agreement is executed but defer receiving the proceeds from the sale of shares until a later date, allowing the Company to better align such funding with its capital needs. Sales of shares of the Company's stock through its banking relationships, if any, are made in amounts and at times to be determined by the Company from time to time, but the Company has no obligation to sell any of the shares in the offering and may suspend sales in connection with the offering at any time. Sales of the Company's common stock under Forward Sales, if undertaken, meet the derivatives and hedging guidance scope exception as the contracts are related to the Company's own stock. In 2024, the Company filed a Form S-3 to renew the registration of its authorized shares. In conjunction with that Form S-3 filing, the Company entered into a Second Amendment to allow for the continued issuance of shares under this ATM Program.

During the three months ended March 31, 2026, the Company did not sell any shares under Forward Sales contracts. During the three months ended March 31, 2025, the Company sold 2.1 million shares under Forward Sales contracts at an average price of $30.43 per share, respectively. For the year ended December 31, 2025, the Company sold 2.9 million shares under Forward Sales contracts at an average price of $30.44 per share. These Forward Sales contracts had an initial maturity date of December 31, 2025, which was extended to December 31, 2026, by mutual agreement of each party. The future settlement proceeds, as of March 31, 2026 and December 31, 2025, net of $894,000 of commissions, were $88.5 million. Prior to the Forward Sales executed during the year ended December 31, 2025, the Company had settled 2.6 million shares under the ATM Program and generated cash proceeds of $101.4 million, net of $1.1 million of commissions, $1.7 million of dividends owed during the period the Forward Sales were outstanding, and $900,000 of other transaction related costs. Of the aggregate gross sales price of up to $500 million available to be sold under the EDA for the current ATM program, the Company had $305.6 million remaining as of March 31, 2026.
To the extent, prior to settlement, shares sold under Forward Sales were potentially dilutive during the period under the treasury stock method, the impact of such dilution is disclosed in the calculation included in note 14. The Company did not settle any shares under the ATM Program during the three months ended March 31, 2026, or the year ended December 31, 2025.
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
For the three months ended March 31, 2026, the Company recognized rental property revenues of $261.1 million, of which $73.7 million represented variable rental revenue. For the three months ended March 31, 2025, the Company recognized rental property revenues of $243.0 million, of which $69.0 million represented variable rental revenue.
For the three months ended March 31, 2026, the Company recognized fee and other revenue of $2.0 million. For the three months ended March 31, 2025, the Company recognized fee and other revenue of $7.3 million. Included in other revenue is interest income from investments in real estate debt (see note 3) and in 2025, other revenue includes the $4.6 million proceeds from the sale of the Company's bankruptcy claim related to the 2023 bankruptcy of Silicon Valley Bank ("SVB"). SVB's subsidiary, SVB Financial Group, was a tenant in the Company's Phoenix market at the time of the bankruptcy filing.
13. STOCK-BASED COMPENSATION
The Company currently has several types of employee stock-based compensation, including restricted stock and restricted stock units ("RSUs"), issued under the Cousins Properties Incorporated 2019 Omnibus Incentive Stock Plan (the "Prior Incentive Plan") and the Employee Stock Purchase Plan ("ESPP"). Subsequent to quarter end, on April 28, 2026, the Company's shareholders voted to approve the Amended and Restated Cousins Properties Incorporated 2019 Omnibus Incentive Stock Plan (the "Amended Incentive Plan"; the Prior Incentive Plan and the Amended Incentive Plan are collectively the "Incentive Plan"), which increased the aggregate share limit under the Incentive Plan by five million shares and extended the term of the Incentive Plan to April 28, 2036. While the Company's Incentive Plan also allows for the issuance of stock options, none have been issued or exercised or were outstanding as of or during any of the periods presented. A portion of the Company's independent directors' compensation is also provided in the form of Company stock issued under the Incentive Plan.

The Company's compensation expense for the three months ended March 31, 2026, relates to restricted stock, stock-settled RSUs, and the ESPP. Restricted stock and the stock-settled RSUs are equity-classified awards for which compensation expense per share is fixed. For the three months ended March 31, 2026, and 2025, stock-based compensation expense, net of forfeitures, was recorded as follows ($ in thousands):

	Three Months Ended March 31,
	2026	2025
Equity-classified awards:
Restricted stock	$1,075	$1,130
Market-based RSUs	3,357	3,459
Performance-based RSUs	1,127	987
Director grants	409	391
Employee Stock Purchase Plan	50	27
Total equity-classified award expense, net of forfeitures	$6,018	$5,994

Information on the Company's stock compensation plan, including information on the Company's equity-classified awards is discussed in note 15 of the notes to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.
Grants of Equity-Classified Awards
Under the Incentive Plan, in 2026 and 2025, the Company granted three types of equity-classified awards to key employees under the Incentive Plan: (1) RSUs based on the Total Stockholder Return ("TSR") of the Company, as defined in the award documents, relative to that of office peers included in the Nareit Office Index (the "Market-based RSUs"), (2) RSUs based on the ratio of cumulative funds from operations per share to targeted cumulative funds from operations per share (the “Performance-based RSUs”), and (3) restricted stock.
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
The following table summarizes the grants of equity-classified awards made to employees by the Company during the three months ended March 31, 2026, and 2025, respectively, (in thousands):

	Shares and Targeted Units Granted in
	2026	2025
Market-based RSUs	264	178
Performance-based RSUs	113	76
Restricted stock	262	177

The Monte Carlo valuation used to determine the grant date fair value of the equity-classified Market-based RSUs included the following assumptions for those RSUs granted during three months ended March 31, 2026, and 2025:

		Assumptions for RSUs Granted in
		2026	2025
Volatility	(1)	29.7%	31.3%
Risk-free rate	(2)	3.43%	4.26%
Stock beta	(3)	0.83%	0.88%
(1) Based on historical volatility over three years using daily stock price.
(2) Reflects the yield on three-year Treasury bonds.
(3) Betas are calculated with up to three years of daily stock price data.

14. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2026, and 2025 ($ in thousands, except per share amounts):

	Three Months Ended March 31,
	2026	2025
Earnings per common share - basic:
Numerator:
Net income (loss)	$(24,670)	$21,093
Net loss (income) attributable to noncontrolling interests in CPLP from continuing operations	4	(3)
Net income attributable to other noncontrolling interests	(190)	(193)
Net income available to common stockholders	$(24,856)	$20,897

Denominator:
Weighted average common shares - basic	166,399	167,809
Net income per common share - basic	$(0.15)	$0.12

Earnings per common share - diluted:
Numerator:
Net income (loss)	$(24,670)	$21,093
Net loss attributable to noncontrolling interests in CPLP from continuing operations	4	—
Net income (loss) attributable to other noncontrolling interests	(190)	(193)
Net income (loss) available for common stockholders before allocation of net income attributable to noncontrolling interests in CPLP	$(24,856)	$20,900

Denominator:
Weighted average common shares - basic	166,399	167,809
Add:
Potential dilutive common shares - restricted stock units, less shares assumed purchased at market price	—	759
Weighted average units of CPLP convertible into common shares	—	25
Weighted average common shares - diluted	166,399	168,593
Net income per common share - diluted	$(0.15)	$0.12

The treasury stock method resulted in no dilution from shares expected to be issued under forward contracts for the future sales of common stock under the Company's ATM Program or from shares expected to be issued under the Company's ESPP during the respective periods presented.
15. CONSOLIDATED STATEMENTS OF CASH FLOWS - SUPPLEMENTAL INFORMATION
Supplemental information related to the cash flows, including significant non-cash activity affecting the consolidated statements of cash flows, for the three months ended March 31, 2026, and 2025 is as follows ($ in thousands):

	2026	2025
Interest paid, net of amounts capitalized	$56,357	$33,166
Income taxes paid	—	—
Non-Cash Investing and Financing Activities:
Common stock dividends declared and accrued	54,253	55,084
Tenant improvements funded by tenants	6,585	27,283
Changes in accounts payable and accrued expenses related to real estate assets	(10,688)	9,262

16. REPORTABLE SEGMENTS
The Company's segments are based on the method of internal reporting with operating segments being each of the operating office properties. These operating segments are aggregated for reporting by geographical area, with these geographical regions being: Austin, Atlanta, Charlotte, Dallas, Houston, Nashville, Phoenix, and Tampa.
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
Segment net income, individually significant components of rental property operating expenses, amount of capital expenditures, and total assets are not presented in this note because the CODM does not utilize these measures when analyzing segments or when making resource allocation decisions. Information on the Company's segments along with a reconciliation of NOI to net income for the three months ended March 31, 2026, and 2025 are as follows ($ in thousands):

Three Months Ended March 31, 2026	Rental Property Revenues	Rental Property Operating Expenses	NOI

Austin	$89,869	$27,646	$62,223
Atlanta	84,347	29,493	54,854
Charlotte	26,134	7,112	19,022
Tampa	20,427	7,269	13,158
Phoenix	17,931	4,190	13,741
Dallas	12,453	4,035	8,418
Houston	8,772	3,214	5,558
Nashville	1,680	905	775
Segment Totals	$261,613	$83,864	$177,749

Other Non - Office Properties	4,013	1,699	2,314
Portfolio Totals	$265,626	$85,563	$180,063

Less: Company's share from unconsolidated joint ventures	$(6,349)	$(2,978)
Termination Fees	1,831	—

Consolidated Totals	$261,108	$82,585

Three Months Ended March 31, 2025	Rental Property Revenues	Rental Property Operating Expenses	NOI

Austin	$87,137	$27,299	$59,838
Atlanta	81,610	29,539	52,071
Tampa	20,559	7,383	13,176
Phoenix	16,025	3,933	12,092
Charlotte	22,419	5,586	16,833
Dallas	4,556	940	3,616
Houston	8,537	2,851	5,686
Nashville	831	343	488
Segment Totals	$241,674	$77,874	$163,800

Other Non - Office Properties	$3,021	$1,593	$1,428
Portfolio Totals	$244,695	$79,467	$165,228

Less: Company's share from unconsolidated joint ventures	$(4,534)	$(2,311)
Termination Fees	2,866	—

Consolidated Totals	$243,027	$77,156

The following reconciles Net Operating Income from net income for each of the periods presented ($ in thousands):

	Three Months Ended March 31,
	2026	2025
Net Income (Loss)	$(24,670)	$21,093
Fee income	(1,245)	(496)
Termination fee income	(1,831)	(2,866)
Other income	(756)	(6,805)
General and administrative expenses	11,840	10,709
Interest expense	45,101	36,774
Depreciation and amortization	108,406	102,114
Operating Property Impairment	36,600	—
Reimbursed expenses	120	177
Other expenses	438	422
Loss from unconsolidated joint ventures	2,642	1,883
Net operating income from unconsolidated joint ventures	3,371	2,223
Loss on investment property transaction	47	—
Net Operating Income	$180,063	$165,228

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
Overview of 2026 Performance and Company and Industry Trends
Cousins Properties Incorporated ("Cousins") (and collectively, with its subsidiaries, the "Company," "we," "our," or "us") is a publicly traded (NYSE: CUZ), self-administered, and self-managed real estate investment trust, or REIT. Cousins conducts substantially all of its business through Cousins Properties LP ("CPLP"). Cousins owns in excess of 99% of CPLP and consolidates CPLP. CPLP owns Cousins TRS Services LLC, a taxable entity that owns and manages its own real estate portfolio and performs certain real estate related services for other parties. Our strategy is to create value for our stockholders through ownership of a lifestyle office portfolio (described in further detail below) in the Sun Belt markets, with a particular focus on the core markets of Austin, Atlanta, Charlotte, Tampa, Phoenix, Dallas, and Nashville. This strategy is based on a disciplined approach to capital allocation that includes opportunistic acquisitions, selective developments, and timely dispositions of non-core assets with a goal of maintaining a portfolio of newer and more efficient properties with lower capital expenditure requirements. This strategy is also based on a simple, flexible, and low-leverage balance sheet that allows us to pursue compelling growth opportunities at the most advantageous points in the cycle. To implement this strategy, we strive to have strong local operating platforms within each of our major markets.
During the quarter, we leased 932,000 square feet of office space, including 483,000 of new and expansion leases representing 52% of total leasing activity. Straight-line basis net rent per square foot increased 28.7% for those office spaces that were under lease within the past year. Same property net operating income (defined below) for consolidated properties and our share of unconsolidated properties increased 1.7% between the three months ended March 31, 2026 and 2025.
On February 2, 2026, we acquired 300 South Tryon, a 638,000 square foot office property in Charlotte, for a gross price of $317.5 million.
On February 5, 2026, we received payment at par of the $18.2 million mezzanine loan investment secured by an equity interest in 110 East in Charlotte.
On February 25, 2026, we sold our Harborview Plaza office property, a 206,000 square foot property in Tampa, for a gross sales price of $39.5 million.
On February 20, 2026, we issued $500.0 million of 4.875% public unsecured senior notes due 2033 with a yield to maturity of 5.001%, generating net proceeds of $492.1 million.
During the quarter we repurchased 3.9 million shares at a weighted average price of $23.36 per share under the $250 million share repurchase program announced on February 17, 2026.
We believe the Sun Belt, and in particular the seven core Sun Belt markets in which we own properties, will continue to outperform the broader office sector as evidenced by clear bifurcation between Sun Belt and Gateway market fundamentals. In addition, as the flight to quality trend accelerates among office users, we believe our lifestyle office portfolio is well positioned to benefit from, and ultimately outperform in, the current real estate environment.
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
Results of Operations For The Three Months Ended March 31, 2026
General
Net loss available to common stockholders for the three months ended March 31, 2026, was $24.9 million. Net income available to common stockholders for the three months ended March 31, 2025, was $20.9 million. During the three months ended March 31, 2026, we recorded $36.6 million of impairment loss related to One Eleven Congress, which we agreed to sell in a transaction expected to close in the third quarter of 2026. We detail below other material changes in the components of net income and loss available to common stockholders for the three months ended March 31, 2026, compared to 2025.

Rental Property Revenue, Rental Property Operating Expenses, and Net Operating Income
The following results include the performance of our Same Property portfolio. Our Same Property portfolio includes office properties that were stabilized and owned by us for the entirety of each comparable reporting period presented. Same Property amounts for the 2026 versus 2025 comparison period are for properties that were stabilized and owned as of January 1, 2025 through March 31, 2026. We consider many factors in determining whether a property has stabilized, including the property’s occupancy (independently and relative to its submarket) and current leasing pipeline, as well as time since the cessation of major construction activity.
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
The following table reconciles net income to consolidated NOI for each of the periods presented ($ in thousands):

	Three Months Ended March 31,
	2026	2025
Net Income (Loss)	$(24,670)	$21,093
Fee income	(1,245)	(496)
Termination fee income	(1,831)	(2,866)
Other income	(756)	(6,805)
General and administrative expenses	11,840	10,709
Interest expense	45,101	36,774
Depreciation and amortization	108,406	102,114
Reimbursed expenses	120	177
Other expenses	438	422
Operating Property Impairment	36,600	—
Loss from unconsolidated joint ventures	2,642	1,883
Loss on investment property transaction	47	—
Net Operating Income	$176,692	$163,005

Consolidated rental property revenues, rental property operating expenses, and NOI changed between the 2026 and 2025 periods as follows ($ in thousands):

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Rental Property Revenues
Same Property	$237,419	$233,350	$4,069	1.7%
Non-Same Property	21,858	6,811	15,047	220.9%
	259,277	240,161	19,116	8.0%

Termination fee income	1,831	2,866	(1,035)
Total Rental Property Revenues	$261,108	$243,027	$18,081

Rental Property Operating Expenses
Same Property	$76,865	$75,014	$1,851	2.5%
Non-Same Property	5,720	2,142	3,578	167.0%
Total Rental Property Operating Expenses	$82,585	$77,156	$5,429	7.0%

Net Operating Income
Same Property NOI	$160,554	$158,336	$2,218	1.4%
Non-Same Property NOI	16,138	4,669	11,469	245.6%
Total NOI	$176,692	$163,005	$13,687	8.4%

Same Property NOI represents Net Operating Income for those office properties that were stabilized and owned by us for the entirety of the 2026 and 2025 reporting periods presented. Same Property NOI allows analysts, investors, and management to analyze continuing operations and evaluate the growth trend of the Company's portfolio.
Same Property Rental Property Revenues, Operating Expenses, and NOI increased for the three months ended March 31, 2026, compared to the same period in the prior year primarily due to an increase in occupancy at Avalon, 3350 Peachtree, and Corporate Center.
Non-Same Property Rental Property Revenues, Operating Expenses, and NOI increased for the three months ended March 31, 2026, compared to the same periods in the prior year primarily due to the acquisitions of 300 South Tryon in February 2026 as well as the acquisition of The Link in July 2025. These increases were partially offset by the sale of Harborview in February 2026.
The following table details consolidated NOI from properties aggregated by market ($ in thousands):

	Three Months Ended March 31,
Market	2026	2025	$ Change	% Change
Austin	$62,223	$59,838	$2,385	4.0%
Atlanta	53,487	50,518	2,969	5.9%
Charlotte	19,022	16,832	2,190	13.0%
Phoenix	13,741	12,092	1,649	13.6%
Tampa	13,158	13,176	(18)	(0.1)%
Dallas	8,418	3,616	4,802	132.8%
Houston	5,558	5,686	(128)	(2.3)%
Office NOI	175,607	161,758	13,849	8.6%
Other Non-Office (1)	1,085	1,247	(162)
Total NOI	$176,692	$163,005	$13,687

(1) Includes operations at land sites held for future development as well as a parking garage in Charlotte.
From an overall portfolio perspective, in-place gross rent per square foot as of March 31, 2026, increased 3.8% compared to March 31, 2025, contributing to a portfolio wide increase in NOI. NOI from the Dallas market increased $4.8 million, or 132.8%, for the three months ended March 31, 2026, compared to the same period in the prior year, primarily due to the acquisition of The Link in July 2025. NOI from the Atlanta market increased $3.0 million, or 5.9%, for the three months ended March 31, 2026 compared to the same period in prior year, primarily due to increased occupancy at the Avalon and 3350 Peachtree and the end of several variable rent abatement periods at Promenade Tower. NOI from the Austin market increased $2.4 million, or 4.0%, for the three months ended March 31, 2026, compared to the same period in the prior year, primarily due the completion of development at Domain 9 in March 2025. NOI from the Charlotte market increased $2.2 million, or 13.0%, for the three months ended March 31, 2026, compared to the same period in the prior year, primarily due to the acquisition of 300 South Tryon in February 2026. NOI from the Phoenix market increased $1.6 million, or 13.6%, for the three months ended March 31, 2026, compared to the same period in the prior year, primarily due to increased occupancy related to the completion of Hayden Ferry I's redevelopment in the fourth quarter of 2025.
Other Income
Other income decreased $6.0 million between the three month periods ended March 31, 2026, and 2025 primarily due to the sale of our Silicon Valley Bank bankruptcy claim in the first quarter of 2025, and a reduction in interest income from the two mezzanine loans and the Saint Ann Court Mortgage Loan earned in the first quarter of 2025. These reductions were partially offset by interest income from the joint venture partner loan, which was issued in September 2025. These transactions are described in further detail in Note 3 and Note 12 to the consolidated financial statements in this Form 10-Q.
General and Administrative Expenses
General and administrative expenses increased $1.1 million, or 10.6%, between the three month periods ended March 31, 2026, and 2025, primarily due to increases in compensation related expenses.
Interest Expense
Interest expense, net of amounts capitalized, increased $8.3 million, or 22.6%, between the three months ended March 31, 2026, and 2025, primarily due to the issuances of the $500 million unsecured senior notes in June 2025 and $500 million unsecured senior notes in February 2026, and a higher average balance outstanding on the credit facility. Increased interest expense was partially offset by the repayments of the $250 million senior note in July 2025 and the repayment of $150 million of the 2021 Term Loan in February 2026.
Depreciation and Amortization
Depreciation and amortization changed between the 2026 and 2025 periods as follows ($ in thousands):

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Depreciation and Amortization
Same Property	$93,277	$94,252	$(975)	(1.0)%
Non-Same Property	14,990	7,744	7,244	93.5%
Non-Real Estate Assets	140	117	23	19.7%
Total Depreciation and Amortization	$108,406	$102,114	$6,292	6.2%

Non-Same Property depreciation and amortization increased between the three months ended March 31, 2026, and 2025, primarily due to the acquisition of 300 South Tryon in February 2026, the acquisition of The Link in July 2025, and the completion of development at Domain 9 in March 2025.

Income and Net Operating Income from Unconsolidated Joint Ventures
Income from unconsolidated joint ventures consisted of the Company's share of the following ($ in thousands):

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Loss from unconsolidated joint ventures	$(2,642)	$(1,883)	$(759)	(40.3)%
Depreciation and amortization expense	3,053	2,212	841	38.0%
Interest expense	2,733	1,989	744	37.4%
Other expense	259	(79)	338	(427.8)%
Other income	(32)	(16)	(16)	(100.0)%
Net operating income from unconsolidated joint ventures	$3,371	$2,223	$1,148	51.6%

Net operating income:
Same Property	1,367	1,554	(187)	(12.0)%
Non-Same Property	2,004	669	1,335	199.6%
Net operating income from unconsolidated joint ventures	$3,371	$2,223	$1,148	51.6%

The change in loss from unconsolidated joint ventures was driven by increases in unconsolidated depreciation and amortization expense as well as unconsolidated interest expense. Unconsolidated depreciation and amortization expense and interest expense increased between the three months ended March 31, 2026 and 2025, primarily due to assets being placed in service as the development of Phase I of the Neuhoff joint venture was completed and initial operations commenced.
Non-Same Property NOI from unconsolidated joint ventures increased between the three months ended March 31, 2026 and 2025, primarily due to operations at the Neuhoff joint venture, as the property continues to increase occupancy.
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

The reconciliation of net income to FFO is as follows for the three months ended March 31, 2026, and 2025 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2026			2025
	Dollars	Weighted Average Common Shares	Per Share Amount	Dollars	Weighted Average Common Shares	Per Share Amount
Net Income Available to Common Stockholders	(24,856)	166,399	$(0.15)	$20,897	167,809	$0.12
Noncontrolling interest related to unitholders	—	—	—	3	25	—
Conversion of unvested restricted stock units	—	—	—	—	759	—

Net Income — Diluted	(24,856)	166,399	(0.15)	20,900	168,593	0.12
Noncontrolling interest related to unitholders	(4)	25	—	—	—	—
Unvested restricted stock	—	411	—	—	—	—
Conversion of unvested restricted stock units	—	846	—	—	—	—
Depreciation and amortization of real estate assets:
Consolidated properties	108,267	—	0.64	101,996	—	0.61
Share of unconsolidated joint ventures	3,053	—	0.02	2,212	—	0.01
Partners' share of real estate depreciation	(240)	—	—	(274)	—	—
Loss on sale of depreciated properties:
Consolidated properties	47	—	—	—	—	—
Operating property impairment	36,600	—	0.22	—	—	—
Funds From Operations	$122,867	167,681	$0.73	$124,834	168,593	$0.74

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
Our material capital expenditure commitments as of March 31, 2026, included $178.8 million of unfunded tenant improvements and construction costs. As of March 31, 2026, we had $206.5 million drawn under our credit facility with the ability to borrow $793.5 million, as well as $6.3 million of cash and cash equivalents. We expect to have sufficient liquidity to meet our obligations for the foreseeable future.
Other Debt Information
In addition to our $1 billion unsecured Credit Facility (with $206.5 million outstanding as of March 31, 2026), we also have unsecured debt from four outstanding public unsecured senior notes totaling $1.9 billion, two term loans totaling $500 million, and four tranches of privately placed unsecured senior notes totaling $750 million. Our existing consolidated mortgage debt is comprised of non-recourse, fixed-rate mortgage notes secured by various real estate assets. We expect to either refinance our non-recourse mortgage loans at maturity or repay the mortgage loans with other capital resources, including our credit facility, unsecured debt, non-recourse mortgages, construction loans, the sale of assets, joint venture equity, the issuance of common stock, the issuance of preferred stock, or the issuance of units of CPLP. Many of our non-recourse mortgages contain covenants that, if not satisfied, could result in acceleration of the maturity of the debt. 87% of our consolidated debt bears interest at a fixed rate. The 13% of consolidated debt that bears interest at a floating rate is based on SOFR.
On April 1, 2026, we recast our Credit Facility, pursuant to which the Company may borrow up to $1.2 billion if certain conditions are satisfied. This new facility replaced the Company's existing facility, extended the scheduled maturity from April 2027 to April 2031, and increased the borrowing capacity from $1.0 billion to $1.2 billion. Additionally, we amended our 2021 Term Loan and 2022 Term Loan, adding two six-month extension options to each. Since December 31, 2025, our all-in borrowing spread improved by 15 basis points on both the revolving credit facility and the 2022 Term Loan, and 30 basis points on the 2021 Term Loan term loan. The current borrowing spread on our Credit Facility is 72.5 basis points over SOFR, and the current borrowing spread on both term loans is 80 basis points over SOFR. Financial covenants within the new facilities remained generally unchanged.
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
Cash Flows
We report and analyze our cash flows based on operating activities, investing activities, and financing activities. The following table sets forth the changes in cash flows ($ in thousands):

	Three Months Ended March 31,
	2026	2025	Change
Net cash provided by operating activities	$40,460	$44,758	$(4,298)
Net cash provided by (used in) investing activities	(322,975)	87,116	(410,091)
Net cash provided by (used in) financing activities	283,091	(133,893)	416,984

The reasons for significant increases and decreases in cash flows between the periods are as follows:
Cash Flows from Operating Activities. Cash flows provided by operating activities decreased by $4.3 million between the 2026 and 2025 three month periods, primarily due to increased interest payments from increased average balances on the credit facility and the senior note issuance of $500 million in June 2025. These payments were partially offset by an increase in cash inflows from a combination of increased occupancy and expiration of rent abatement periods, primarily at Promenade Tower, Domain 9, Hayden Ferry, and 300 Colorado. Cash flows provided by operating activities also increased in the three months ended March 31, 2026, due to the acquisitions of The Link and 300 South Tryon.
Cash Flows from Investing Activities. Cash flows used in investing activities for the 2026 three month period were $323.0 million, compared to cash flows provided by investing activities of $87.1 million for the same period in 2025. Cash used in investing activities for the 2026 three month period are primarily from the acquisition of 300 South Tryon partially offset by the sale of Harborview. Cash flows provided by investing activities in 2025 were largely driven by the repayments of investments in real estate debt by the borrowers on the Radius mezzanine loan and Saint Ann mortgage loan.
Cash Flows from Financing Activities. Cash flows provided by financing activities for the 2026 three month period were $283.1 million, compared to cash flows used in financing activities of $133.9 million for the same period in 2025. During the three month period in 2026, we received proceeds from the issuance of the 4.875% public senior notes in February 2026, and we had an increase in net borrowings on our credit facility. These proceeds were partially offset by a $150 million partial repayment of the 2021 Term Loan and a $90 million repurchase of outstanding common shares under the 2026 share repurchase program.
Capital Expenditures. We incur capital expenditures for the development of new properties, the redevelopment of existing or newly purchased properties, building improvements, direct leasing costs for new or replacement tenants, and capitalized interest and salaries. Components of expenditures included in this line item for the three months ended March 31, 2026, and 2025 are as follows ($ in thousands):

	Three Months Ended March 31,
	2026	2025
Projects under development (1)	$—	$2,211
Operating properties—redevelopment	15,265	7,985
Operating properties—building improvements	10,189	8,492
Operating properties—leasing costs	29,752	31,529
Capitalized interest and other	4,453	4,130
Total capital expenditures	$59,659	$54,347
(1) Includes initial leasing costs.

Capital expenditures increased $5.3 million between the 2026 and 2025 three month periods, primarily due to partial redevelopment activity at 201 North Tryon, 550 South, and Hayden Ferry. This increase is partially offset by lower spending on projects under development, as Domain 9 became fully operational in 2025.
The above leasing costs include leasing commissions and tenant improvements, which are both capitalized as a component of our real estate assets as they are incurred. Commitments toward those costs are calculated on square foot basis and are included in our leasing activity as leases are executed.
Leasing activity details, including the components of net effective rent per square foot, for our office portfolio on leases executed during the three months ended March 31, 2026, and 2025 are as follows:

	Three Months Ended March 31, 2026
	New	Renewal	Expansion	Total
Net leased square feet (1)	405,617	448,258	77,694	931,569
Number of transactions	18	19	12	49
Lease term in years (2)	8.4	4.7	7.8	6.6

Net effective rent calculation (per square foot per year) (2)
Net annualized rent (3)	$43.57	$44.34	$50.79	$44.54
Net free rent	(3.26)	(0.51)	(2.32)	(1.86)
Leasing commissions	(3.54)	(2.90)	(3.92)	(3.26)
Tenant improvements	(10.54)	(3.97)	(7.66)	(7.14)
Total leasing costs (4)	(17.34)	(7.38)	(13.90)	(12.26)
Net effective rent	$26.23	$36.96	$36.89	$32.28

Second generation leased square footage (5)				656,433
Increase in straight-line basis second generation net rent per square foot (6)				28.7%
Increase in cash-basis second generation net rent per square foot (7)				15.2%

	Three Months Ended March 31, 2025
	New	Renewal	Expansion	Total
Net leased square feet (1)	121,307	334,443	83,313	539,063
Number of transactions	17	22	8	47
Lease term in years (2)	6.6	5.5	9.3	6.3

Net effective rent calculation (per square foot per year) (2)
Net annualized rent (3)	$38.90	$33.20	$42.15	$35.87
Net free rent	(2.26)	(1.47)	(2.31)	(1.77)
Leasing commissions	(3.48)	(2.45)	(3.29)	(2.81)
Tenant improvements	(9.71)	(4.61)	(7.61)	(6.23)
Total leasing costs (4)	(15.45)	(8.53)	(13.21)	(10.81)
Net effective rent	$23.45	$24.67	$28.94	$25.06

Second generation leased square footage (5)				449,239
Increase in straight-line basis second generation net rent per square foot (6)				18.3%
Increase in cash-basis second generation net rent per square foot (7)				3.2%

(1)	Comprised of total square feet leased, unadjusted for ownership share. Excludes leases approximately one year or less, along with apartment, retail, amenity, storage, and intercompany space leases.
(2)	Weighted average of net leased square feet.
(3)	Straight-line net rent per square foot (operating expense reimbursements deducted from gross leases) over the lease term, prior to any deductions for leasing costs. Excludes percent rent leases.
(4)	The amounts of tenant improvement and leasing costs on a per square foot basis vary by lease and by market.
(5)	Excludes leases executed for spaces that were vacant upon acquisition, new leases in development properties, percent rent leases, and leases for spaces that have been vacant for one year or more.
(6)	Increase in second generation straight-line basis net annualized rent on a weighted average basis.
(7)	Increase in second generation net cash rent at the end of the term paid by the prior tenant compared to net cash rent at the beginning of the term (after any free rent period) paid by the current tenant on a weighted average basis. For early renewals, the final net cash rent paid under the original lease is compared to the first net cash rent paid under the terms of the renewal. Net cash rent is net of any recovery of operating expenses but prior to any deductions for leasing costs.

Dividends. We paid common dividends of $55.3 million and $54.6 million in the three months ended March 31, 2026, and 2025, respectively. We expect to fund our future quarterly common dividends with cash provided by operating activities, also using proceeds from investment property sales, distributions from unconsolidated joint ventures, indebtedness, and proceeds from offerings of equity and other securities, if necessary.
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
Off Balance Sheet Arrangements
General. We have a number of off balance sheet joint ventures with varying structures, as described in note 6 of the notes to consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2025 and in note 4 of the notes to condensed consolidated financial statements included in this filing. The joint ventures in which we have an interest are involved in the ownership, acquisition, and/or development of real estate. A venture will fund capital requirements or operational needs with cash from operations or financing proceeds, if possible. If additional capital is deemed necessary, a venture may request a contribution from the partners, and we will evaluate such request.

Debt. At March 31, 2026, our unconsolidated joint ventures had aggregate outstanding indebtedness to third parties of $334.1 million. These loans are generally mortgage or construction loans, which are non-recourse to us. In certain instances, we provide “non-recourse carve-out guarantees” on these non-recourse loans. In addition, along with our Neuhoff Holdings LLC joint venture partner, we guarantee our respective halves of the borrower's obligations to pay certain required equity contributions and project carrying costs, as well as timely completion of project construction. Certain of these loans have variable interest rates, which creates exposure to the ventures in the form of market risk from interest rate changes.
Critical Accounting Policies
There have been no material changes in the critical accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes in the market risk associated with our notes payable at March 31, 2026, compared to that as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
Item 1A. Risk Factors.
Risk factors that affect our business and financial results are discussed in Part I, "Item 1A. Risk Factors," of our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes in our risk factors from those previously disclosed in our Annual Report. You should carefully consider the risks described in our Annual Report, which could materially affect our business, financial condition, or future results. The risks described in our Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
We did not make any sales of unregistered securities common shares during the first quarter of 2026.
The table below reflects purchases of common stock made during the three month period ended March 31, 2026.

	Period	Total Number of Shares of Stock Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased Under Announced Programs(3)	Approximate Dollar value of Shares That May Yet be Purchased Under Announced Programs (in thousands)
	February 1 - 28, 2026	1,607,033	$23.42	1,532,441	$214,033
	March 1 - 31, 2026	2,318,872	23.29	2,318,872	160,033
	Total	3,925,905	$23.34	3,851,313

(1)	Includes 74,592 shares of common stock remitted to the Company to satisfy tax withholding requirements related to the vesting of restricted stock awards.
(2)	Represents the weighted average settlement price of the shares of common stock. For shares remitted to the company to satisfy tax withholding requirements related to the vesting of restricted stock awards, the settlement price is based on the closing price of the Company's common stock on the applicable withholding date.
(3)	On February 17, 2026, the Company announced that the Board of Directors of the Company authorized the repurchase of up to $250 million of its outstanding common shares under a newly established share repurchase program. On April 28, 2026, the Board of Directors approved an amendment to increase the share repurchase program to $500 million, of which $410 million remains available for repurchase. The share repurchase program does not have an expiration date, does not obligate the Company to repurchase any dollar amount or number of shares, and may be suspended or discontinued at any time.

Item 5.    Other Information.
Results of 2026 Annual Meeting of Stockholders
On April 28, 2026, the Company held its annual meeting of stockholders. Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended. The following matters were submitted to a vote of the stockholders:
Proposal 1 - the votes regarding the election of nine directors for a term expiring in 2027 were as follows:

Name	For	Against	Abstentions	Broker Non-Votes
Charles T. Cannada	143,012,869	1,643,202	126,603	4,459,275
Robert M. Chapman	142,796,574	1,858,608	127,492	4,459,275
M. Colin Connolly	143,810,205	844,546	127,923	4,459,275
Scott W. Fordham	143,034,939	1,620,911	126,824	4,459,275
Susan L. Givens	144,086,922	564,378	131,374	4,459,275
R. Kent Griffin, Jr.	139,637,453	5,020,493	124,728	4,459,275
Donna W. Hyland	140,145,378	4,505,612	131,684	4,459,275
Dionne Nelson	143,854,453	797,094	131,127	4,459,275
R. Dary Stone	140,539,562	4,118,975	124,137	4,459,275

Proposal 2 - the advisory votes on executive compensation, often referred to as "say on pay," were as follows:

For	Against	Abstentions	Broker Non-Votes
131,656,330	12,955,816	170,528	4,459,275

Proposal 3 - the votes to approve the Amended and Restated 2019 Omnibus Incentive Stock Plan were as follows:

For	Against	Abstentions	Broker Non-Votes
141,126,491	3,495,593	160,590	4,459,275

Proposal 4 - the votes to ratify the appointment of Deloitte & Touche LLP as the Company's independent registered public accountant firm for the fiscal year ending December 31, 2026 were as follows:

For	Against	Abstentions
139,629,908	9,491,709	120,332

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

3.1.5
Articles of Amendment to Restated and Amended Articles of Incorporation of Cousins, as amended October 6, 2016, incorporated by reference from Exhibit 3.1 and Exhibit 3.1.1 to the Registrant's Current Form 8-K filed on October 7, 2016.

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

4.1
Fourth Supplemental Indenture, dated as of February 20, 2026, by and among Cousins Properties LP, Cousins Properties Incorporated and U.S. Bank Trust Company, National Association, as trustee, filed as Exhibit 4.2 to the Registrant's Form 8-K filed on February 20, 2026, and incorporated herein by reference.

4.2		Form of 4.875% Senior Notes due 2033 (included in Exhibit 4.1).

10.1	†
Second Amendment to Fifth Amended and Restated Credit Agreement, dated as of February 6, 2026, by and among Cousins Properties LP, as Borrower, Cousins Properties Incorporated, as Parent, and each lender party thereto, and Bank of America, N.A., as Administrative Agent.

10.2	†
First Amendment to Delayed Draw Term Loan Agreement, dated as of February 6, 2026, by and among Cousins Properties LP, as Borrower, Cousins Properties Incorporated, as Parent, and each lender party thereto, and Bank of America, N.A., as Administrative Agent.

10.3	†
Third Amendment to Amended and Restated Term Loan Agreement, dated as of February 6, 2026, by and among Cousins Properties LP, as Borrower, Cousins Properties Incorporated, as Parent, and each lender party thereto, and Bank of America, N.A., as Administrative Agent.

10.4
Sixth Amended and Restated Credit Agreement, dated as of April 1, 2026, by and among Cousins Properties Incorporated, as the Parent, Cousins Properties LP, as the Borrower, JPMorgan Chase Bank, N.A., as Syndication Agent and an L/C issuer, Bank of America, N.A., as Administrative Agent and an L/C Issuer, Truist Bank, as an L/C Issuer, PNC Bank, National Association, as an L/C Issuer, Truist Bank, PNC Bank, National Association, Morgan Stanley Senior Funding, Inc., U.S. Bank National Association, Wells Fargo Bank, National Association, and TD Bank, National Association, as Documentation Agents, and the lenders party thereto, J.P. Morgan Chase Bank, N.A., BofA Securities, Inc., Truist Securities, Inc., and PNC Capital Markets LLC, as Joint Lead Arrangers and Joint Bookrunners, filed as Exhibit 10.1 to the Registrant's Form 8-K filed on April 1, 2026, and incorporated herein by reference.

10.5
Second Amendment to Delayed Draw Term Loan Agreement, dated as of April 1, 2026, by and among Cousins Properties LP, as Borrower, Cousins Properties Incorporated, as Parent, and each lender party thereto, and Bank of America, N.A., as Administrative Agent, filed as Exhibit 10.2 to the Registrant's Form 8-K filed on April 1, 2026, and incorporated herein by reference.

10.6
Fourth Amendment to Amended and Restated Term Loan Agreement, dated as of April 1, 2026, by and among Cousins Properties LP, as Borrower, Cousins Properties Incorporated, as Parent, and each lender party thereto, and Bank of America, N.A., as Administrative Agent, filed as Exhibit 10.3 to the Registrant's Form 8-K filed on April 1, 2026, and incorporated herein by reference.

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

COUSINS PROPERTIES INCORPORATED
/s/ Gregg D. Adzema
Gregg D. Adzema
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)
Date: April 29, 2026