Form 10-Q
period 2026-06-30
COUSINS PROPERTIES INC
filed 2026-07-30
CIK 25232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 24, 2026
Common Stock, $1 par value per share	164,602,058 shares

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

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2026	December 31, 2025
	(unaudited)
Assets:
Real estate assets:
Operating properties, net of accumulated depreciation of $1,944,115 and $1,922,394 in 2026 and 2025, respectively	$7,872,060	$7,894,846
Land	135,869	135,870
	8,007,929	8,030,716

Real estate assets and other assets held for sale, net	223,586	61,489
Cash and cash equivalents	6,699	5,720
Investments in real estate debt, at fair value	19,586	37,804
Accounts receivable	15,608	17,578
Deferred rents receivable	276,351	269,282
Investments in unconsolidated joint ventures	212,792	215,301
Intangible assets, net	175,884	164,738
Other assets, net	102,438	87,504
Total assets	$9,040,873	$8,890,132
Liabilities:
Notes payable	$3,732,064	$3,340,815
Accounts payable and accrued expenses	294,261	314,317
Deferred income	286,872	301,358
Intangible liabilities, net	121,790	117,085
Other liabilities	106,583	111,506
Liabilities of real estate assets held for sale, net	7,736	2,849
Total liabilities	4,549,306	4,187,930
Commitments and contingencies
Equity:
Stockholders' investment:
Common stock, $1 par value per share, 300,000,000 shares authorized, 164,602,058 and 167,981,990 issued and outstanding in 2026 and 2025, respectively	164,602	167,982
Additional paid-in capital	5,886,169	5,971,762
Distributions in excess of cumulative net income	(1,567,095)	(1,460,154)
Total stockholders' investment	4,483,676	4,679,590
Nonredeemable noncontrolling interests	7,891	22,612
Total equity	4,491,567	4,702,202
Total liabilities and equity	$9,040,873	$8,890,132

See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenues:
Rental property revenues	$265,714	$237,715	$526,822	$480,742
Fee income	2,267	494	3,512	990
Other	547	1,919	1,303	8,724
	268,528	240,128	531,637	490,456
Expenses:
Rental property operating expenses	84,666	74,179	167,251	151,335
Reimbursed expenses	172	119	292	296
General and administrative expenses	12,115	9,738	23,955	20,447
Interest expense	47,064	38,514	92,165	75,288
Operating property impairment	—	—	36,600	—
Depreciation and amortization	104,845	100,890	213,251	203,004
Other	389	443	827	865
	249,251	223,883	534,341	451,235

Loss from unconsolidated joint ventures	(2,215)	(1,587)	(4,857)	(3,470)
Gain on investment property transaction	9,172	—	9,125	—
Net income	26,234	14,658	1,564	35,751
Net income attributable to noncontrolling interests	(76)	(175)	(262)	(371)
Net income available to common stockholders	$26,158	$14,483	$1,302	$35,380

Net income per common share — basic and diluted	$0.16	$0.09	$0.01	$0.21
Weighted average common shares — basic	164,561	167,930	165,685	167,870
Weighted average common shares — diluted	165,292	168,765	166,486	168,679

See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited; in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Comprehensive Income:
Net income available to common stockholders	$26,158	$14,483	$1,302	$35,380
Other comprehensive income:
Unrealized gain on cash flow hedges	—	—	—	11
Amortization of cash flow hedges	—	—	—	94
Total other comprehensive income	—	—	—	105
Total comprehensive income	$26,158	$14,483	$1,302	$35,485

See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited; in thousands except per share amounts)

Three Months Ended June 30, 2026
	Common Stock	Additional Paid-In Capital	Distributions in Excess of Net Income	Stockholders' Investment	Nonredeemable Noncontrolling Interests	Total Equity
Balance March 31, 2026	$164,542	$5,885,455	$(1,539,263)	$4,510,734	$22,315	$4,533,049
Net income	—	—	26,158	26,158	76	26,234
Common stock issued pursuant to stock-based compensation, net of tax withholding	61	1,564	—	1,625	—	1,625
Amortization of stock-based compensation, net of forfeitures	(1)	3,264	—	3,263	—	3,263
Acquisition of partners' noncontrolling interest	—	(4,114)	—	(4,114)	(14,417)	(18,531)
Distributions to noncontrolling interests	—	—	—	—	(83)	(83)
Common dividends ($0.32 per share)	—	—	(53,990)	(53,990)	—	(53,990)
Balance June 30, 2026	$164,602	$5,886,169	$(1,567,095)	$4,483,676	$7,891	$4,491,567

Three Months Ended June 30, 2025
	Common Stock	Additional Paid-In Capital	Distributions in Excess of Net Income	Stockholders’ Investment	Nonredeemable Noncontrolling Interests	Total Equity
Balance March 31, 2025	$167,908	$5,960,578	$(1,314,734)	$4,813,752	$23,321	$4,837,073
Net income	—	—	14,483	14,483	175	14,658
Common stock issued pursuant to stock-based compensation, net of tax withholding	62	1,629	—	1,691	—	1,691
Amortization of stock-based compensation, net of forfeitures	(2)	3,290	—	3,288	—	3,288
Distributions to noncontrolling interests	—	—	—	—	(414)	(414)
Common dividends ($0.32 per share)	—	—	(55,143)	(55,143)	—	(55,143)
Balance June 30, 2025	$167,968	$5,965,497	$(1,355,394)	$4,778,071	$23,082	$4,801,153

Six Months Ended June 30, 2026
	Common Stock	Additional Paid-In Capital	Distributions in Excess of Net Income	Stockholders' Investment	Nonredeemable Noncontrolling Interests	Total Equity
Balance December 31, 2025	$167,982	$5,971,762	$(1,460,154)	$4,679,590	$22,612	$4,702,202
Net income	—	—	1,302	1,302	262	1,564
Common stock issued and tax withholding pursuant to stock-based compensation	476	(4,159)	—	(3,683)	—	(3,683)
Amortization of stock-based compensation, net of forfeitures	(5)	8,873	—	8,868	—	8,868
Stock repurchases	(3,851)	(86,193)	—	(90,044)	—	(90,044)
Acquisition of partners' noncontrolling interest	—	(4,114)	—	(4,114)	(14,417)	(18,531)
Distributions to noncontrolling interests	—	—	—	—	(566)	(566)
Common dividends ($0.64 per share)	—	—	(108,243)	(108,243)	—	(108,243)
Balance June 30, 2026	$164,602	$5,886,169	$(1,567,095)	$4,483,676	$7,891	$4,491,567

Six Months Ended June 30, 2025
	Common Stock	Additional Paid-In Capital	Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Investment	Nonredeemable Noncontrolling Interests	Total Equity
Balance December 31, 2024	$167,660	$5,959,670	$(1,280,547)	$(105)	$4,846,678	$23,489	$4,870,167
Net income	—	—	35,380	—	35,380	371	35,751
Other comprehensive income	—	—	—	105	105	—	105
Common stock issued and tax withholding pursuant to stock-based compensation	311	(3,061)	—	—	(2,750)	—	(2,750)
Amortization of stock-based compensation, net of forfeitures	(3)	8,888	—	—	8,885	—	8,885
Contributions from noncontrolling interests	—	—	—	—	—	7	7
Distributions to noncontrolling interests	—	—	—	—	—	(785)	(785)
Common dividends ($0.64 per share)	—	—	(110,227)	—	(110,227)	—	(110,227)
Balance June 30, 2025	$167,968	$5,965,497	$(1,355,394)	$—	$4,778,071	$23,082	$4,801,153

See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in thousands)

	Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,564	$35,751
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on investment property transaction	(9,125)	—
Depreciation and amortization	213,251	203,004
Amortization of deferred financing costs, debt premiums, and debt discounts, net	2,717	2,100
Equity-classified stock-based compensation expense, net of forfeitures	9,685	9,741
Effect of non-cash adjustments to rental revenues	(41,985)	(45,666)
Loss from unconsolidated joint ventures	4,857	3,470
Operating distributions from unconsolidated joint ventures	1,248	1,343
Operating property impairment	36,600	—
Changes in other operating assets and liabilities, net of acquisitions:
Change in receivables and other assets, net	(2,964)	(7,003)
Change in operating liabilities, net	(18,863)	(35,428)
Net cash provided by operating activities	196,985	167,312
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(133,635)	(126,273)
Property acquisitions	(317,261)	(37,837)
Property dispositions	77,119	—
Proceeds from borrower repayment of investments in real estate debt	18,218	150,791
Investments in real estate debt	—	(586)
Contributions to unconsolidated joint ventures	(3,820)	(11,506)
Net cash used in investing activities	(359,379)	(25,411)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facility	1,029,000	231,601
Repayment of credit facility	(978,000)	(343,931)
Bond issuance, net of original issue discount	496,295	499,935
Repayment of term loans	(150,000)	—
Purchase of shares under share repurchase program	(90,044)	—
Repayment of mortgages	(3,464)	(3,348)
Repurchase of shares withheld for taxes on restricted stock vestings	(1,681)	(1,908)
Payment of deferred financing costs	(11,678)	(5,364)
Payment of issuance of common stock costs	—	(315)
Common dividends paid	(107,958)	(108,302)
Acquisition of partners' noncontrolling interests	(18,531)	—
Contributions from noncontrolling interests	—	7
Distributions to noncontrolling interests	(566)	(785)
Net cash provided by financing activities	163,373	267,590
NET INCREASE IN CASH AND CASH EQUIVALENTS	979	409,491
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,720	7,349
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,699	$416,840
See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
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
Cousins, CPLP, CTRS, and their subsidiaries (collectively, the “Company”) develop, acquire, lease, manage, and own primarily Class A office properties and opportunistic mixed-use developments in the Sun Belt markets of the United States with a focus on Austin, Atlanta, Charlotte, Tampa, Phoenix, Dallas, and Nashville. Cousins has elected to be taxed as a REIT and intends, among other things, to distribute at least 100% of its net taxable income to stockholders, thereby eliminating any liability for federal income taxes under current law. Therefore, the results included herein do not include a federal income tax provision for Cousins. As of June 30, 2026, the Company's operating portfolio of real estate assets consisted of interests in 21.3 million square feet of office space and 974,000 square feet of other space.
Basis of Presentation: The condensed consolidated financial statements are unaudited and were prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, these interim financial statements reflect all adjustments necessary (all of which are of a normal and recurring nature) for the fair presentation of the interim financial statements and accompanying notes. The results of operations for the three and six months ended June 30, 2026, are not necessarily indicative of results expected for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2025. The accounting policies employed are substantially the same as those shown in note 2 of the notes to consolidated financial statements included therein.
The Company evaluates all partnerships, joint ventures, and other arrangements with variable interests to determine if the entity or arrangement qualifies as a variable interest entity ("VIE"), as defined in the Financial Accounting Standards Board's ("FASB") Accounting Standards Codification ("ASC"). If the entity or arrangement qualifies as a VIE and the Company is the primary beneficiary, the Company is required to consolidate the assets, liabilities, and results of operations of the VIE. The Company had no investments or interests in any VIEs as of June 30, 2026 or December 31, 2025.
Recently Issued Accounting Pronouncements: In November 2024, the FASB issued Accounting Standards Update ("ASU") 2024-03 "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses." The ASU is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. The Company does not anticipate the guidance will have a material impact on our consolidated financial statements or notes to our consolidated financial statements.

2. REAL ESTATE
Acquisitions
In February 2026, the Company acquired 300 South Tryon in Uptown Charlotte. The assets acquired and liabilities assumed were recorded at relative fair value, as determined by management, with the assistance of third-party specialists, based on information available at the acquisition date and on current assumptions of future operations. The following table summarizes the acquisition ($ in thousands):

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
Dispositions
On February 25, 2026, the Company sold Harborview Plaza in Tampa for a gross sales price of $39.5 million. The sale of the property did not result in a significant gain or loss. The Company recorded an impairment of $13.3 million on this property in 2025.
On June 26, 2026, the Company sold Research Park V in Austin for a gross sales price of $42.0 million resulting in a gain of $9.2 million.
Subsequent to quarter end, on July 29, 2026, the Company sold One Eleven Congress in Austin for a gross sales price of $208.0 million. The sale of the property did not result in a significant gain or loss. The Company recorded an impairment on this property of $36.6 million during the three months ended March 31, 2026 as discussed below.

Held for Sale
The major classes of assets and liabilities of properties held for sale as of June 30, 2026 (One Eleven Congress and 303 Tremont land parcel) and December 31, 2025 (Harborview Plaza and 303 Tremont land parcel) were as follows ($ in thousands):

Real estate assets and other assets held for sale	2026	2025
Operating properties, net of accumulated depreciation of $76,070 and $15,341 in 2026 and 2025, respectively.	$192,230	$35,682
Land	18,854	18,854
Notes and accounts receivable	612	272
Deferred rents receivable	6,355	2,082
Intangible assets, net of accumulated amortization of $3,576 and $682 in 2026 and 2025, respectively.	280	138
Other assets	5,255	4,461
	$223,586	$61,489
Liabilities of real estate assets held for sale
Accounts payable and accrued expenses	$4,149	$1,769
Deferred income	1,295	266
Intangible liabilities, net of accumulated amortization of $1,291 and $140 in 2026 and 2025, respectively.	163	49
Other liabilities	2,129	765
	$7,736	$2,849

Impairment
In accordance with the Company's policy on impairment described in Note 2 of the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2025, the Company reviews its real estate assets on an asset group basis for impairment and records an impairment when circumstances indicate an asset group's carrying value may not be recoverable. This review includes the Company's operating properties, properties under development, and land holdings and considers whether each asset group is held for investment or held for sale.
In March 2026, the Company entered into an agreement to sell One Eleven Congress and determined that it was more likely than not that the expected hold period for the related asset group had significantly decreased. Because the carrying value of the asset group exceeded the undiscounted cash flows over the revised hold period, the property was written down to its estimated fair value, resulting in an impairment of $36.6 million recognized in the three months ended March 31, 2026. The estimated fair value was based on the third-party offer to purchase (a level 2 input under authoritative guidance for fair value measurements). As of June 30, 2026, the asset group is classified as held for sale on the Company's accompanying consolidated balance sheets.

3. INVESTMENTS IN REAL ESTATE DEBT
The details of the real estate debt investments are as follows ($ in thousands):

	Carrying Value and Fair Value at
Collateral	June 30, 2026	December 31, 2025

110 East - Pledge of equity interest (1) Charlotte, NC, Office Building	$—	$18,218
Neuhoff - Pledge of equity interest (2) Nashville, TN, Mixed Use Development	19,586	19,586

	$19,586	$37,804

(1) The first priority lender of the 110 East mortgage loan had a balance of $95.3 million as of December 31, 2025.
(2) Reflects a loan to the Company's equity partner in the Neuhoff joint venture and is secured by such partner's 50% equity interest in the joint venture.

	Interest Income for the Three Months Ended June 30,		Interest Income for the Six Months Ended June 30,
Collateral	2026	2025	2026	2025

110 East - Pledge of equity interest Charlotte, NC, Office Building	$—	$568	$238	$1,126
Radius - Pledge of equity interest Nashville, TN, Office Building	—	—	—	1,241
Saint Ann - Pledge of asset Dallas, TX, Office Building	—	—	—	350
Neuhoff - Pledge of equity interest Nashville, TN, Mixed Use Development	485	—	974	—

	$485	$568	$1,212	$2,717
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
As of June 30, 2026, the Company believes the fair value of the investment in real estate debt approximates the invested carrying values and, therefore, did not record any unrealized gain or loss on this investment. The acquisition and origination of the Neuhoff partnership loan was a recently executed market transaction (Level 2) and market instruments for similar debt have not changed significantly since acquisition. In subsequent periods, the Company may adjust the carrying value of this loan investment if required under GAAP fair value hierarchy. Interest income earned, including from any minimum interest guarantees, and any unrealized gain or loss associated with investments in real estate debt are recorded as a component of other revenue on the Company's consolidated statement of operations.
Subsequent to quarter end, on July 17, 2026, the Company acquired a preferred equity interest in a joint venture which owns 5th & Walsh, a 199,000 square foot office development in Austin. While the Company is committed to fund up to $31.5 million earning a 10% annual preferred return, no funding has occurred through the date of this report. The mandatory redemption date of the preferred equity interest is July 17, 2030 with the option to extend the redemption date for up to 24 months subject to conditions. As this preferred equity interest has the characteristics of debt, the investment will be classified as an investment in real estate debt.
4. INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES
The following information summarizes financial data and principal activities of the Company's unconsolidated joint ventures. The information included in the Summary of Financial Position table is as of June 30, 2026 and December 31, 2025 ($ in thousands).

SUMMARY OF FINANCIAL POSITION
	Company's Ownership Interest	Total Assets		Total Liabilities		Total Equity (Deficit)		Company's Investment (Deferred Income)
		2026	2025	2026	2025	2026	2025	2026		2025
Operating Properties:
AMCO 120 WT Holdings, LLC	20%	$72,169	$73,982	$1,051	$1,732	$71,118	$72,250	$12,950		$13,201
Crawford Long - CPI, LLC (1)	50%	22,904	20,882	85,362	83,869	(62,458)	(62,987)	(30,844)	(2)	(31,067)	(2)
Neuhoff Holdings LLC (3)	50%	587,735	591,844	273,928	271,606	313,807	320,238	174,919		178,723
TL CO Proscenium JV, LLC	20%	104,855	94,240	5,546	3,498	99,309	90,742	19,980		18,479
Land:
715 Ponce Holdings LLC	50%	9,642	9,518	42	11	9,600	9,507	4,943		4,898
		$797,305	$790,466	$365,929	$360,716	$431,376	$429,750	$181,948		$184,234

(1) Crawford Long - CPI, LLC has a mortgage loan for the Medical Offices at Emory Hospital property. This $83.0 million interest-only mortgage loan has a fixed interest rate of 4.80% and matures on June 1, 2032. The Company provides a customary "non-recourse carve-out guaranty" for this loan.
(2) Negative balance is included in deferred income on the consolidated balance sheets.
(3) The Neuhoff Holdings LLC properties have commenced initial operations. Total liabilities include a construction loan which had an initial borrowing capacity up to $312.7 million, of which the Company's share was $156.4 million. In September 2025, the joint venture entered into the first amendment to the construction loan, repaid $39.2 million of outstanding principal (reducing the current loan capacity to $273.5 million), and extended the maturity date to September 30, 2026. The construction loan now has a total outstanding principal amount of $254.0 million, of which the Company's share is $127.0 million. The updated interest rate applicable to the construction loan is based on SOFR plus 3.00%, with a minimum rate of 6.25%. The interest rate on the loan as of June 30, 2026, was 6.630%. Subject to certain conditions, the joint venture has one option to extend the maturity date for an additional 12 months. The Company and its joint venture partner guarantee their respective halves of the borrower's obligations to pay certain required equity contributions and project carrying costs, as well as timely completion of project construction. The Company and its partner also provide customary "non-recourse carve-out guaranties." Contemporaneous with the first amendment to the construction loan, the Company loaned its joint venture partner $19.6 million to fund its related contribution to the Neuhoff joint venture (see note 3).

The information included in the Summary of Operations table below is for the six months ended June 30, 2026, and 2025 ($ in thousands).

SUMMARY OF OPERATIONS
	Total Revenues		Net Income (Loss)		Company's Income (Loss) from Investment
	2026	2025	2026	2025	2026	2025
Operating Properties:
AMCO 120 WT Holdings, LLC	$5,084	$5,142	$1,158	$1,142	$222	$214
Crawford Long - CPI, LLC	6,936	7,128	1,530	1,584	701	729
Neuhoff Holdings LLC	14,671	8,211	(10,450)	(8,444)	(5,636)	(4,354)
TL CO Proscenium JV, LLC	5,973	7,626	(433)	113	(190)	(79)
Land:
715 Ponce Holdings LLC	150	107	92	39	46	20
	$32,814	$28,214	$(8,103)	$(5,566)	$(4,857)	$(3,470)

5. INTANGIBLE ASSETS AND LIABILITIES
At June 30, 2026, and December 31, 2025, intangible assets included the following ($ in thousands):

	2026	2025
In-place leases, net of accumulated amortization of $132,098 and $136,277 in 2026 and 2025, respectively	$148,048	$135,606
Below-market ground leases, net of accumulated amortization of $2,995 and $2,854 in 2026 and 2025, respectively	16,256	16,398
Above-market leases, net of accumulated amortization of $23,007 and $23,949 in 2026 and 2025, respectively	9,906	11,060
Goodwill	1,674	1,674
	$175,884	$164,738

At June 30, 2026, and December 31, 2025, intangible liabilities were the following ($ in thousands):

	2026	2025
Below-market leases, net of accumulated amortization of $50,886 and $61,343 in 2026 and 2025, respectively	$121,790	$117,085

The amortization of the above assets and liabilities are recorded as follows ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Rental property revenues, net (Below-market and Above-market leases)	$4,260	$2,804	$8,360	$5,626

Expenses:
Depreciation and amortization (In-place leases)	6,933	5,438	13,747	11,318
Rental property operating and other expenses (Below-market ground leases)	71	71	150	141

Over the next five years and thereafter, aggregate amortization of these intangible assets and liabilities is anticipated to be as follows ($ in thousands):

	In-Place Leases	Below-Market Ground Leases	Above-Market Leases	Below-Market Leases
2026 (six months)	$12,250	$141	$1,147	$(7,801)
2027	21,954	282	1,839	(14,981)
2028	20,440	282	1,728	(14,607)
2029	18,308	282	1,460	(13,809)
2030	15,927	282	1,265	(12,216)
2031	13,934	282	966	(11,421)
Thereafter	45,235	14,705	1,501	(46,955)
	$148,048	$16,256	$9,906	$(121,790)

6. OTHER ASSETS
Other assets on the consolidated balance sheets as of June 30, 2026, and December 31, 2025, included the following ($ in thousands):

	2026	2025
Predevelopment costs and earnest money (1)	$64,758	$59,789
Prepaid expenses and other assets	11,394	7,339
Lease inducements, net of accumulated amortization of $10,888 and $9,919 in 2026 and 2025, respectively (2)	10,336	9,847
Credit Facility deferred financing costs, net of accumulated amortization of $429 and $4,701 in 2026 and 2025, respectively	8,136	1,703
Furniture, fixtures and equipment and other deferred costs, net of accumulated depreciation of $21,265 and $20,837 in 2026 and 2025, respectively	7,814	8,826
	$102,438	$87,504
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

7. NOTES PAYABLE
The following table summarizes the terms of notes payable outstanding at June 30, 2026 and December 31, 2025 ($ in thousands):

Description	Interest Rate (1)	Maturity (2)	2026	2025
Unsecured Notes:
Credit Facility	4.345%	April 2031	$167,000	$116,000
Public Senior Notes	5.875%	October 2034	500,000	500,000
Public Senior Notes	5.250%	July 2030	500,000	500,000
Public Senior Notes	4.875%	March 2033	500,000	—
Public Senior Notes	5.375%	February 2032	400,000	400,000
Term Loan (3)	4.419%	March 2027	400,000	400,000
Privately Placed Senior Notes	3.950%	July 2029	275,000	275,000
Privately Placed Senior Notes	3.860%	July 2028	250,000	250,000
Privately Placed Senior Notes	3.780%	July 2027	125,000	125,000
Term Loan	4.420%	February 2027	100,000	250,000
Privately Placed Senior Notes	4.090%	July 2027	100,000	100,000
			3,317,000	2,916,000
Secured Mortgage Notes:
Terminus (4)	6.340%	January 2031	221,000	221,000
201 North Tryon	3.370%	October 2026	116,941	118,928
Colorado Tower	3.450%	September 2026	99,721	101,199
			437,662	441,127
			$3,754,662	$3,357,127

Unamortized original issue discount			(6,618)	(3,246)
Unamortized loan costs			(15,980)	(13,066)
Total Notes Payable			$3,732,064	$3,340,815

(1)    Interest rate as of June 30, 2026.
(2)    Weighted average maturity of notes payable outstanding at June 30, 2026 was 4.1 years, exclusive of unexercised extension options.
(3)    The Company has elected six-month Term SOFR through September 3, 2026 for $200 million and Daily SOFR for $200 million.
(4)    Represents $123.0 million and $98.0 million non-cross-collateralized mortgages secured by the Terminus 100 and Terminus 200 buildings, respectively.
Credit Facility
On April 1, 2026, the Company entered into the Sixth Amended and Restated Credit Agreement, which recast its existing unsecured revolving line of credit (the "Credit Facility"), under which the Company may borrow up to $1.2 billion. This amendment and restatement of the Credit Facility extended the maturity date from April 30, 2027 to April 1, 2031, increased the borrowing capacity from $1.0 billion to $1.2 billion, and reduced the applicable spread over SOFR. The Credit Facility contains financial covenants, generally unchanged by the April 1, 2026 amendment and restatement, that require, among other things, the maintenance of unencumbered interest coverage ratio of at least 1.75x; a fixed charge coverage ratio of at least 1.50x; a secured leverage ratio of no more than 50%; and overall and unsecured leverage ratios of no more than 60%.
The interest rate applicable to the Credit Facility is based on Daily SOFR plus a spread of 0.675% to 1.350%, depending on the Company's leverage ratio and credit rating. During the first quarter of 2026, this spread was reduced by 15 basis points (including 10 basis points eliminated by an amendment, dated February 6, 2026, and five basis points eliminated by the recast). In addition to the interest rate, the Credit Facility is also subject to an annual facility fee of 0.125% to 0.300%, depending on the Company's credit rating and leverage ratio, on the entire $1.2 billion capacity.

As of June 30, 2026, the Credit Facility's interest rate spread over SOFR was 0.725%, and the facility fee was 0.15%. The amount that the Company may draw under the Credit Facility is a defined calculation based on the Company's unencumbered assets and other factors. The total available borrowing capacity under the Credit Facility was $1.0 billion at June 30, 2026. Any amounts outstanding under the Credit Facility may be accelerated upon the occurrence of any events of default.
Term Loans
On October 3, 2022, the Company entered into a Delayed Draw Term Loan Agreement ("the 2022 Term Loan") and borrowed the full $400 million available under the loan. The loan had an initial maturity of March 3, 2025, which has been extended to March 3, 2027, through the exercise of available extension options.
On June 28, 2021, the Company entered into an Amended and Restated Term Loan Agreement ("the 2021 Term Loan"). Under the 2021 Term Loan, the Company borrowed $350 million with an initial maturity of August 30, 2024, which has been extended to February 12, 2027, through the exercise of available extension options. On August 16, 2024, the Company paid down $100 million of the $350 million outstanding and, on February 20, 2026, the Company repaid $150 million of the outstanding principal amount of the 2021 Term Loan.
On April 1, 2026, the Company amended each of the 2021 Term Loan and the 2022 Term Loan. Pursuant to both term loans, as amended, the Company pays interest on each term loan based on Term or Daily SOFR plus a spread of 0.750% to 1.550%, depending on our leverage ratio and credit rating. During the first quarter of 2026, this spread has been reduced by 15 basis points on the 2022 Term Loan (including 10 basis points eliminated by an amendment dated February 6, 2026, and five basis points eliminated by the amendment dated April 1, 2026) and by 30 basis points on the 2021 Term Loan (including 10 basis points eliminated by an amendment dated February 6, 2026, and 20 basis points eliminated by the amendment dated April 1, 2026). Interest rates in effect as of June 30, 2026, were 4.420% for $100 million of the 2021 Term Loan (based on Daily SOFR); 4.420% for $200 million of the 2022 Term Loan (based on Daily SOFR); and 4.418% for $200 million of the 2022 Term Loan (based on six-month Term SOFR).
The Company has exercised the fourth of six six-month extension options on the 2022 Term Loan, which becomes effective September 3, 2026, extending the maturity date to March 3, 2027. The Company has also exercised the fifth of six six-month extension options on the 2021 Term Loan, which becomes effective August 19, 2026, extending the maturity date to February 12, 2027. The Company has two remaining six-month extension options under the 2022 Term Loan (each of which were added as part of the April 1, 2026, amendment) which has a final extended maturity date of March 3, 2028. The Company has one remaining 180-day extension option under the 2021 Term Loan (added as part of in the April 1, 2026 amendment) which has a final extended maturity date of August 11, 2027.
Both term loans have debt covenants consistent with the Credit Facility.
Unsecured Senior Notes
At June 30, 2026, the Company had $2.7 billion aggregate principal amount of senior unsecured notes outstanding, $1.9 billion through public offerings and $750.0 million through privately placed senior notes.
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
Secured Mortgage Notes
As of June 30, 2026, the Company had $437.7 million outstanding on four non-recourse mortgage notes with a weighted average interest rate of 4.89%. All interest rates on the secured mortgage notes are fixed. Assets with depreciated carrying values of $713.0 million were pledged as security on these mortgage notes payable. In addition, the Company provides a customary “non-recourse carve-out guaranty” on each non-recourse loan, along with a guarantee of certain re-leasing expenses for vacancy at 201 North Tryon.
Other Debt Information
The Company is in compliance with all of the covenants related to its unsecured and secured debt.
At June 30, 2026, and December 31, 2025, the estimated fair value of the Company’s notes payable was $3.8 billion and $3.4 billion, respectively, calculated by discounting the debt's remaining contractual cash flows at estimated current market rates at which similar loans could have been obtained at June 30, 2026, and December 31, 2025, respectively. The estimate of the current market rates, which is the most significant input in the discounted cash flow calculation, is intended to replicate debt of similar maturity and loan-to-value relationship. These fair value calculations are considered to be Level 2 under the guidelines as set forth in ASC 820, as the Company utilizes market rates for similar type loans from third party brokers.
For the three and six months ended June 30, 2026, and 2025, interest expense was recorded as follows ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Total interest incurred	$48,185	$40,417	$94,478	$79,574
Interest capitalized	(1,121)	(1,903)	(2,313)	(4,286)
Total interest expense	$47,064	$38,514	$92,165	$75,288

8. DERIVATIVE FINANCIAL INSTRUMENTS
The Company had no outstanding derivative financial instruments as of June 30, 2026, and December 31, 2025.
As the Company's outstanding derivative financial instruments expired in March of 2025, there was no effect on the consolidated statements of operations for the three and six months ended June 30, 2026, or three months ended June 30, 2025, respectively. The table below presents the effect of the Company's derivative financial instruments on the consolidated statements of operations for the six months ended June 30, 2025 ($ in thousands):

Six Months Ended June 30,
Cash Flow Hedges:	2025
Amount of income recognized in accumulated other comprehensive income on interest rate derivatives	$11
Amount of loss reclassified from accumulated other comprehensive income into income as an increase of interest expense	$94
Total amount of interest expense presented in the consolidated statements of operations	$75,288

9. OTHER LIABILITIES
Other liabilities on the consolidated balance sheets as of June 30, 2026, and December 31, 2025, included the following ($ in thousands):

	2026	2025
Ground lease liability	$50,205	$50,185
Prepaid rent	36,168	42,284
Security deposits	18,416	17,029
Other liabilities	1,794	2,008
	$106,583	$111,506
10. COMMITMENTS AND CONTINGENCIES
Commitments
As a lessor, the Company had $205.3 million in future obligations under leases to fund tenant improvements and other future construction obligations at June 30, 2026.
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
11.    STOCKHOLDERS' EQUITY
Share Repurchase Program
On February 17, 2026, the Board of Directors of the Company authorized the repurchase of up to $250 million of the Company's outstanding common shares under a share repurchase program. On April 28, 2026, the Company's Board of Directors approved an increase to the total amount authorized under the repurchase program to $500 million, of which $410 million remains available for repurchase as of June 30, 2026. During the three months ended March 31, 2026, the Company repurchased 3.9 million shares under the repurchase program at an average price of $23.36 per share for a total of $90.0 million. These shares were removed from issued and outstanding but remain authorized. The Company made no further share repurchases in the three months ended June 30, 2026.
ATM Program
In 2021, the Company entered into an Equity Distribution Agreement ("EDA") with six financial institutions, known as an at-the-market stock offering program ("ATM Program"), under which the Company may offer and sell shares of its common stock from time to time in "at-the-market" offerings with an aggregate gross sales price of up to $500 million. In connection with the ATM Program, the Company may, at its discretion, enter into forward equity sale agreements. The use of a forward equity sale agreement ("Forward Sales") would allow the Company to lock in a share price on the sale of shares of its common stock at the time the agreement is executed but defer receiving the proceeds from the sale of shares until a later date, allowing the Company to better align funding with its capital needs. Sales of shares of the Company's stock, if any, through its banking relationships, are made in amounts and at times to be determined by the Company, but the Company has no obligation to sell any of the shares in the offering and may suspend sales in connection with the offering at any time. Sales of the Company's common stock under Forward Sales, if undertaken, meet the derivatives and hedging guidance scope exception as the contracts are related to the Company's own stock. In 2024, the Company filed a Form S-3 to renew the registration of its authorized shares. In conjunction with that Form S-3 filing, the Company entered into a Second Amendment to allow for the continued issuance of shares under this ATM Program.

During the six months ended June 30, 2026, the Company did not sell any shares under Forward Sales contracts. During the three and six months ended June 30, 2025, the Company sold 803,000 and 2.9 million shares under Forward Sales contracts at an average price of $30.47 and $30.44 per share, respectively. The Company did not sell any more shares under Forward Sales contracts during the remainder of 2025. These Forward Sales contracts had an initial maturity date of December 31, 2025, which was extended to December 31, 2026 by mutual agreement of each party. The future settlement proceeds, as of June 30, 2026, and December 31, 2025, were $88.5 million, net of $894,000 of commissions. Prior to the Forward Sales executed during the year ended December 31, 2025, the Company had settled 2.6 million shares under the ATM Program and generated cash proceeds of $101.4 million, net of $1.1 million of commissions, $1.7 million of dividends declared during the period the Forward Sales were outstanding, and $900,000 of other transaction related costs. Of the aggregate gross sales price of up to $500 million available to be sold under the EDA for the current ATM program, the Company had $305.6 million remaining as of June 30, 2026.
To the extent, prior to settlement, shares sold under Forward Sales were potentially dilutive during the period under the treasury stock method, the impact of such dilution is disclosed in the calculation included in note 14. The Company did not settle any shares under the ATM Program during the three and six months ended June 30, 2026, or the year ended December 31, 2025.
Other Equity Transactions
On April 30, 2026, the Company purchased the 10% non-controlling interest in one of its consolidated partnerships, which owns the 100 Mill office property, for $18.5 million. As a result of this transaction, $14.4 million non-controlling interest book value was removed from the Company's balance sheet, and $4.1 million was recorded as a reduction in additional paid-in-capital.
12. REVENUE RECOGNITION
The Company categorizes its primary sources of revenue into revenue from contracts with customers and other revenue accounted for as leases under ASC 842 as follows:
•Rental property revenues consist of (1) contractual lease revenues recognized on a straight-line basis over the respective lease terms; (2) percentage rents recognized once a specified sales target is achieved; (3) parking revenue; (4) termination fees; and (5) the reimbursement of the tenants' share of real estate taxes, insurance, and other operating expenses. The Company's leases typically include renewal options and are classified and accounted for as operating leases. Rental property revenues are accounted for using practical expedients under ASC 842.
•Fee income consists of development fees, management fees, and leasing fees earned from unconsolidated joint ventures and from third parties. Fee income is accounted for in accordance with the guidance set forth in ASC 606.
For the three and six months ended June 30, 2026, the Company recognized rental property revenues of $265.7 million and $526.8 million, respectively, of which $75.5 million and $149.3 million represented variable rental revenue, respectively. For the three and six months ended June 30, 2025, the Company recognized rental property revenues of $237.7 million and $480.7 million, respectively, of which $63.2 million and $132.1 million represented variable rental revenue.
For the three and six months ended June 30, 2026, the Company recognized fee and other revenue of $2.8 million and $4.8 million, respectively. For the three and six months ended June 30, 2025, the Company recognized fee and other revenue of $2.4 million and $9.7 million, respectively. Included in other revenue is interest income from investments in real estate debt (see note 3) and in 2025, other revenue includes the $4.6 million proceeds from the sale of the Company's bankruptcy claim related to the 2023 bankruptcy of Silicon Valley Bank ("SVB"). SVB's subsidiary, SVB Financial Group, was a tenant in the Company's Phoenix market at the time of the bankruptcy filing.
13. STOCK-BASED COMPENSATION
On April 28, 2026, the Company's shareholders voted to approve the Amended and Restated Cousins Properties Incorporated 2019 Omnibus Incentive Stock Plan (the "Amended Incentive Plan"), which replaced the Cousins Properties Incorporated 2019 Omnibus Incentive Stock Plan (the "Prior Incentive Plan" and, together with the Amended Incentive Plan, the "Incentive Plan"), increased the aggregate share limit under the Incentive Plan by five million shares, and extended the term of the Incentive Plan to April 28, 2036.
The Company currently has several types of employee stock-based compensation, including restricted stock and restricted stock units ("RSUs"), issued under the Incentive Plan and the Employee Stock Purchase Plan ("ESPP"). While the Company's Incentive Plan also allows for the issuance of stock options, none have been issued or exercised or were outstanding as of or during any of the periods presented. A portion of the Company's independent directors' compensation is also provided in the form of Company stock issued under the Incentive Plan.

The Company's compensation expense for the three and six months ended June 30, 2026, relates to restricted stock, stock-settled RSUs, and the ESPP. Restricted stock, the stock-settled RSUs, and the ESPP options are equity-classified compensation for which compensation expense per share is fixed. For the three and six months ended June 30, 2026, and 2025, respectively, stock-based compensation expense, net of forfeitures, was recorded as follows ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Equity-classified awards:
Employee restricted stock	$1,295	$1,167	$2,370	$2,297
Market-based RSUs	1,466	1,487	4,823	4,946
Performance-based RSUs	480	609	1,607	1,596
Director restricted stock	409	458	818	849
Employee Stock Purchase Plan	23	26	73	53
Total equity-classified award expense, net of forfeitures	$3,673	$3,747	$9,691	$9,741

Information on the Company's stock compensation plan, including information on the Company's equity-classified awards is discussed in note 15 of the notes to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.
Grants of Equity-Classified Awards
Under the Incentive Plan, in the second quarters of 2026 and 2025, the Company granted 61,794 and 60,121 shares of stock, respectively, with a grant date value of $1.6 million and $1.7 million, respectively, to independent members of the Company's board of directors (the "Board") for their service as members of the Board. These shares vested on the issuance date, and the Company records the related expense over the director's one year service period.
Under the Incentive Plan, in 2026 and 2025, the Company granted three types of equity-classified awards to key employees: (1) RSUs based on the Total Stockholder Return ("TSR") of the Company, as defined in the award documents, relative to that of office peers included in the Nareit Office Index (the "Market-based RSUs"); (2) RSUs based on the ratio of cumulative funds from operations per share to targeted cumulative funds from operations per share (the “Performance-based RSUs”); and (3) restricted stock.
The RSU awards are equity-classified awards to be settled in common stock with issuance dependent upon the attainment of required service, market, and performance criteria. For the Market-based RSUs, the Company expenses an estimate of the fair value of the awards on the grant date, calculated using a Monte Carlo valuation at grant date, ratably over the vesting period, adjusting only for forfeitures when they occur. The expense of these Market-based RSUs is not adjusted for the number of awards that are expected to vest or that actually vest. For the Performance-based RSUs, the Company expenses the awards over the vesting period using the fair market value of the Company's stock on the grant date. The expense for these Performance-based RSUs is recognized ratably over the vesting period and adjusted each quarter based on the number of shares expected to vest and for forfeitures when they occur. The performance period for each of the Performance-based RSUs and TSR measurement period for the Market-based RSUs awarded is three years, starting on January 1 of the year of issuance and ending on December 31. The ultimate settlement of these awards can range from zero percent to 200% of the targeted number of units, depending on the achievement of the market and performance metrics described above.
The restricted stock vests ratably over three years from the grant date. The Company records restricted stock in common stock and additional paid-in capital at fair value on the grant date, with the offsetting deferred compensation also recorded in additional paid-in capital. The Company records compensation expense on a straight-line basis over the vesting period.
The following table summarizes the grants of equity-classified awards made to employees by the Company during the six months ended June 30, 2026 and 2025, respectively (in thousands):

	Shares and Targeted Units Granted in
	2026	2025
Market-based RSUs	264	178
Performance-based RSUs	113	77
Restricted stock	262	179

The Monte Carlo valuation used to determine the grant date fair value of the equity-classified Market-based RSUs included the following assumptions for those RSUs granted during the six months ended June 30, 2026, and 2025:

		Assumptions for RSUs Granted in
		2026	2025
Volatility	(1)	29.7%	31.3%
Risk-free rate	(2)	3.43%	4.26%
Stock beta	(3)	0.83%	0.88%
(1) Based on historical volatility over three years using daily stock price.
(2) Reflects the yield on three-year Treasury bonds.
(3) Betas are calculated with up to three years of daily stock price data.

14. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2026, and 2025 ($ in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Earnings per common share - basic:
Numerator:
Net income	$26,234	$14,658	$1,564	$35,751
Net income attributable to noncontrolling interests in CPLP from continuing operations	(4)	(3)	—	(6)
Net income attributable to other noncontrolling interests	(72)	(172)	(262)	(365)
Net income available to common stockholders	$26,158	$14,483	$1,302	$35,380

Denominator:
Weighted average common shares - basic	164,561	167,930	165,685	167,870
Net income per common share - basic	$0.16	$0.09	$0.01	$0.21

Earnings per common share - diluted:
Numerator:
Net income	$26,234	$14,658	$1,564	$35,751
Net income attributable to other noncontrolling interests	(72)	(172)	(262)	(365)
Net income available for common stockholders before allocation of net income attributable to noncontrolling interests in CPLP	$26,162	$14,486	$1,302	$35,386

Denominator:
Weighted average common shares - basic	164,561	167,930	165,685	167,870
Add:
Potential dilutive common shares - restricted stock units, less shares assumed purchased at market price	706	810	776	784
Weighted average units of CPLP convertible into common shares	25	25	25	25
Weighted average common shares - diluted	165,292	168,765	166,486	168,679
Net income per common share - diluted	$0.16	$0.09	$0.01	$0.21

The treasury stock method resulted in no dilution from shares expected to be issued under forward contracts for the future sales of common stock under the Company's ATM Program or from shares expected to be issued under the Company's ESPP during the respective periods presented.

15. CONSOLIDATED STATEMENTS OF CASH FLOWS - SUPPLEMENTAL INFORMATION
Supplemental information related to the cash flows, including significant non-cash activity affecting the consolidated statements of cash flows, for the six months ended June 30, 2026, and 2025 is as follows ($ in thousands):

	2026	2025
Interest paid, net of amounts capitalized	$84,060	$65,171
Income taxes paid	—	—
Non-Cash Investing and Financing Activities:
Common stock dividends declared and accrued	55,950	56,496
Tenant improvements funded by tenants	7,065	30,269
Changes in accounts payable and accrued expenses related to real estate assets	(7,173)	(34,575)

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
Segment net income, individually significant components of rental property operating expenses, amount of capital expenditures, and total assets are not presented in this note because the CODM does not utilize these measures when analyzing segments or when making resource allocation decisions. Information on the Company's segments along with a reconciliation of NOI to net income for the three and six months ended June 30, 2026, and 2025 are as follows ($ in thousands):

Three Months Ended June 30, 2026	Rental Property Revenues	Rental Property Operating Expenses	NOI

Office Properties
Austin	$90,488	$28,840	$61,648
Atlanta	85,724	30,088	55,636
Charlotte	29,729	7,846	21,883
Phoenix	18,048	4,832	13,216
Tampa	19,275	6,521	12,754
Dallas	12,470	3,893	8,577
Houston	8,268	3,058	5,210
Nashville	1,900	928	972
Segment Totals	$265,902	$86,006	$179,896

Non - Office Properties	4,211	1,763	2,448
Portfolio Totals	$270,113	$87,769	$182,344

Less: Company's share from unconsolidated joint ventures	$(6,638)	$(3,103)
Termination Fees	2,239	—

Consolidated Totals	$265,714	$84,666

Three Months Ended June 30, 2025	Rental Property Revenues	Rental Property Operating Expenses	NOI

Office Properties
Austin	$86,828	$26,116	$60,712
Atlanta	79,128	27,077	52,051
Charlotte	22,691	5,759	16,932
Phoenix	16,212	4,302	11,910
Tampa	20,037	6,828	13,209
Dallas	4,609	968	3,641
Houston	9,027	3,494	5,533
Nashville	1,415	464	951
Segment Totals	$239,947	$75,008	$164,939

Non - Office Properties	3,432	1,670	1,762
Portfolio Totals	$243,379	$76,678	$166,701

Less: Company's share from unconsolidated joint ventures	$(5,664)	$(2,499)

Consolidated Totals	$237,715	$74,179

Six Months Ended June 30, 2026	Rental Property Revenues	Rental Property Operating Expenses	NOI

Office Properties
Austin	$180,357	$56,486	$123,871
Atlanta	170,071	59,581	110,490
Charlotte	55,862	14,958	40,904
Phoenix	35,979	9,022	26,957
Tampa	39,703	13,791	25,912
Dallas	24,923	7,928	16,995
Houston	17,040	6,272	10,768
Nashville	3,579	1,832	1,747
Segment Totals	$527,514	$169,870	$357,644

Non - Office Properties	8,225	3,462	4,763
Portfolio Totals	$535,739	$173,332	$362,407

Less: Company's share from unconsolidated joint ventures	$(12,987)	$(6,081)
Termination Fees	4,070	—

Consolidated Totals	$526,822	$167,251

Six Months Ended June 30, 2025	Rental Property Revenues	Rental Property Operating Expenses	NOI

Office Properties
Austin	$173,965	$53,415	$120,550
Atlanta	160,738	56,617	104,121
Charlotte	45,109	11,345	33,764
Phoenix	32,237	8,235	24,002
Tampa	40,596	14,211	26,385
Dallas	9,165	1,906	7,259
Houston	17,564	6,345	11,219
Nashville	2,302	834	1,468
Segment Totals	$481,676	$152,908	$328,768

Non - Office Properties	6,398	3,237	3,161
Portfolio Totals	$488,074	$156,145	$331,929

Less: Company's share from unconsolidated joint ventures	$(10,198)	$(4,810)
Termination Fees	2,866	—

Consolidated Totals	$480,742	$151,335

The following reconciles Net Operating Income from net income for each of the periods presented ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net Income	$26,234	$14,658	$1,564	$35,751
Fee income	(2,267)	(494)	(3,512)	(990)
Termination fee income	(2,239)	—	(4,070)	(2,866)
Other income	(547)	(1,919)	(1,303)	(8,724)
General and administrative expenses	12,115	9,738	23,955	20,447
Interest expense	47,064	38,514	92,165	75,288
Depreciation and amortization	104,845	100,890	213,251	203,004
Operating Property Impairment	—	—	36,600	—
Reimbursed expenses	172	119	292	296
Other expenses	389	443	827	865
Loss from unconsolidated joint ventures	2,215	1,587	4,857	3,470
Net operating income from unconsolidated joint ventures	3,535	3,165	6,906	5,388
Gain on investment property transaction	(9,172)	—	(9,125)	—
Net Operating Income	$182,344	$166,701	$362,407	$331,929

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
Overview of 2026 Performance and Company and Industry Trends
Cousins Properties Incorporated ("Cousins") (and collectively, with its subsidiaries, the "Company," "we," "our," or "us") is a publicly traded (NYSE: CUZ), self-administered, and self-managed real estate investment trust, or REIT. Cousins conducts substantially all of its business through Cousins Properties LP ("CPLP"). Cousins owns in excess of 99% of CPLP and consolidates CPLP. CPLP owns Cousins TRS Services LLC, a taxable entity that owns and manages its own real estate portfolio and performs certain real estate related services for other parties. Our strategy is to create stockholder value by owning a lifestyle office portfolio (described in further detail below) in the Sun Belt markets, with a particular focus on the core markets of Austin, Atlanta, Charlotte, Tampa, Phoenix, Dallas, and Nashville. We execute this strategy through disciplined capital allocation, including opportunistic acquisitions, selective developments, and timely dispositions of non-core assets while maintaining a portfolio of newer, more efficient properties with lower capital expenditure requirements. This strategy is also based on a simple, flexible, and low-leverage balance sheet that allows us to pursue compelling growth opportunities at the most advantageous points in the cycle. To implement this strategy, we strive to have strong local operating platforms in each major market.
During the quarter, we leased 924,000 square feet of office space, including 395,000 of new and expansion leases representing 43% of total leasing activity. Straight-line basis net rent per square foot increased 26.8% for those office spaces that were under lease within the past year. Same property Net Operating Income ("NOI", defined below) for consolidated properties and our share of unconsolidated properties increased 2.0% for the three months ended June 30, 2026, compared to the three months ended June 30, 2025.
For the six months ended June 30, 2026, we leased 1,856,000 square feet of office space, including 878,000 of new and expansion leases representing 47% of total leasing activity. Straight-line basis net rent per square foot increased 27.8% for those office spaces that were under lease within the past year. Same property net operating income for consolidated properties and our share of unconsolidated properties increased 1.8% for the six months ended June 30, 2026, compared to the six months ended June 30, 2025.
On April 1, 2026, we entered into a new five-year $1.2 billion unsecured credit facility which replaced the prior $1.0 billion facility that was scheduled to mature in April 2027, added two six-month extensions to each of our existing $400 million and $100 million unsecured term loans, and improved the borrowing spread by fifteen basis points on both the credit facility and the $400 million term loan and by thirty basis points on the $100 million term loan.
On April 30, 2026, we purchased our partner's 10% interest in 100 Mill, in Phoenix, for $18.5 million. The purchase price included a promote to our partner in excess of its partnership interest and represented a negotiated fair value for the property of $158.7 million.
On June 26, 2026, we sold our Research Park V, a 173,000 square foot office property in Austin, for a gross sales price of $42.0 million, resulting in a gain of $9.2 million on June 26, 2026.
Subsequent to quarter end, on July 17, 2026, we acquired a preferred equity interest in 5th & Walsh, a 199,000 square foot office development in Austin. Our funding commitment of $31.5 million is expected to be invested in 2027.
Subsequent to quarter end, on July 29, 2026, we sold One Eleven Congress, a 519,000 square foot office property in Austin, for a gross sales price of $208.0 million.
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

Results of Operations For The Three and Six Months Ended June 30, 2026
General
Net income available to common stockholders for the three and six months ended June 30, 2026, was $26.2 million and $1.3 million, respectively. Net income available to common stockholders for the three and six months ended June 30, 2025, was $14.5 million and $35.4 million, respectively. During the three months ended June 30, 2026, we recorded a gain of $9.2 million upon sale of Research Park V in June 2026. During the six months ended June 30, 2026, we recorded a $36.6 million of impairment related to One Eleven Congress, which [was sold subsequent to quarter end on July 29, 2026]. We detail below other material changes in the components of net income and loss available to common stockholders for the three and six months ended June 30, 2026, compared to the same periods in 2025.
Rental Property Revenue, Rental Property Operating Expenses, and Net Operating Income
The following results include the performance of our Same Property portfolio. Our Same Property portfolio includes office properties that were stabilized and owned by us for the entirety of each comparable reporting period presented and excludes any office properties held for sale. Same Property amounts for the 2026 versus 2025 comparison period are for office properties that were stabilized and owned as of January 1, 2025, through June 30, 2026. We consider many factors in determining whether a property has stabilized, including the property’s occupancy (independently and relative to its submarket) and current leasing pipeline, as well as time since the cessation of major construction activity.
Company management evaluates the performance of its property portfolio, in part, based on NOI. NOI represents rental property revenues, excluding termination fee income, less rental property operating expenses. NOI is not a measure of cash flows or operating results as measured by GAAP, is not indicative of cash available to fund cash needs, and should not be considered an alternative to cash flows as a measure of liquidity. All companies may not calculate NOI in the same manner. We consider NOI to be an appropriate supplemental measure to net income as it helps both management and investors understand the core operations of our operating assets. NOI excludes corporate general and administrative expenses, interest expense, depreciation and amortization, impairments, gains/losses on sales of real estate, and other non-operating items. As a result, we use only those income and expense items that are incurred at the property level to evaluate a property's performance.
The following table reconciles net income to consolidated NOI for each of the periods presented ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net Income	$26,234	$14,658	$1,564	$35,751
Fee income	(2,267)	(494)	(3,512)	(990)
Termination fee income	(2,239)	—	(4,070)	(2,866)
Other income	(547)	(1,919)	(1,303)	(8,724)
General and administrative expenses	12,115	9,738	23,955	20,447
Interest expense	47,064	38,514	92,165	75,288
Depreciation and amortization	104,845	100,890	213,251	203,004
Reimbursed expenses	172	119	292	296
Other expenses	389	443	827	865
Operating property impairment	—	—	36,600	—
Loss from unconsolidated joint ventures	2,215	1,587	4,857	3,470
Gain on investment property transaction	(9,172)	—	(9,125)	—
Net Operating Income	$178,809	$163,536	$355,501	$326,541

Consolidated rental property revenues, rental property operating expenses, and NOI changed between the 2026 and 2025 periods as follows ($ in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Rental Property Revenues
Same Property	$228,672	$217,107	$11,565	5.3%	$455,171	$439,027	$16,144	3.7%
Non-Same Property	34,803	20,609	14,194	68.9%	67,581	38,849	28,732	74.0%
	263,475	237,716	25,759	10.8%	522,752	477,876	44,876	9.4%

Termination fee income	2,239	—	2,239		4,070	2,866	1,204
Total Rental Property Revenues	$265,714	$237,715	$27,999		$526,822	$480,742	$46,080

Rental Property Operating Expenses
Same Property	$74,502	$66,265	$8,237	12.4%	$147,025	$136,766	$10,259	7.5%
Non-Same Property	10,164	7,914	2,250	28.4%	20,226	14,569	5,657	38.8%
Total Rental Property Operating Expenses	$84,666	$74,179	$10,487	14.1%	$167,251	$151,335	$15,916	10.5%

Net Operating Income
Same Property NOI	$154,170	$150,842	$3,328	2.2%	$308,146	$302,261	$5,885	1.9%
Non-Same Property NOI	24,639	12,694	11,945	94.1%	47,355	24,280	23,075	95.0%
Total NOI	$178,809	$163,536	$15,273	9.3%	$355,501	$326,541	$28,960	8.9%

Same Property NOI represents Net Operating Income for those office properties that were stabilized and owned by us for the entirety of the 2026 and 2025 reporting periods presented, excluding any office properties held for sale. Same Property NOI allows analysts, investors, and management to analyze continuing operations and evaluate the growth trend of the Company's portfolio.
Same Property Rental Property Revenues, Operating Expenses, and NOI increased for the three months ended June 30, 2026, compared to the same period in the prior year primarily due to an increase in occupancy at Promenade Tower, Avalon, 3350 Peachtree, and Corporate Center.
Non-Same Property Rental Property Revenues, Operating Expenses, and NOI increased for the three and six months ended June 30, 2026, compared to the same periods in the prior year primarily due to the acquisitions of 300 South Tryon in February 2026 as well as the acquisition of The Link in July 2025. These increases were partially offset by the sales of Harborview in February 2026 and Research Park V in June 2026.
The following table details consolidated NOI from properties aggregated by market ($ in thousands):

	Three Months Ended June 30,
Market	2026	2025	$ Change	% Change
Austin	$61,648	$60,712	$936	1.5%
Atlanta	54,298	50,443	3,855	7.6%
Charlotte	21,883	16,932	4,951	29.2%
Phoenix	13,216	11,910	1,306	11.0%
Tampa	12,754	13,209	(455)	(3.4)%
Dallas	8,577	3,642	4,935	135.5%
Houston	5,210	5,533	(323)	(5.8)%
Office NOI	177,586	162,381	15,205	9.4%
Other Non-Office (1)	1,223	1,155	68
Total NOI	$178,809	$163,536	$15,273

	Six Months Ended June 30,
Market	2026	2025	$ Change	% Change
Austin	$123,871	$120,550	$3,321	2.8%
Atlanta	107,785	100,961	6,824	6.8%
Charlotte	40,904	33,764	7,140	21.1%
Phoenix	26,957	24,002	2,955	12.3%
Tampa	25,912	26,385	(473)	(1.8)%
Dallas	16,995	7,259	9,736	134.1%
Houston	10,768	11,219	(451)	(4.0)%
Office NOI	353,192	324,140	29,052	9.0%
Other Non-Office (1)	2,309	2,401	(92)
Total NOI	$355,501	$326,541	$28,960

(1) Includes operations at land sites held for future development as well as a parking garage in Charlotte.
From an overall portfolio perspective, in-place gross rent per square foot as of June 30, 2026, increased 2.0% compared to June 30, 2025, contributing to a portfolio wide increase in NOI. NOI from the Dallas market increased $4.9 million and $9.7 million, or 135.5% and 134.1%, for the three and six months ended June 30, 2026, compared to the same periods in the prior year, respectively, primarily due to the acquisition of The Link in July 2025. NOI from the Charlotte market increased $5.0 million and $7.1 million, or 29.2% and 21.1%, for the three and six months ended June 30, 2026, compared to the same periods in the prior year, respectively, primarily due to the acquisition of 300 South Tryon in February 2026. NOI from the Phoenix market increased $1.3 million and $3.0 million, or 11.0% and 12.3%, and for the three and six months ended June 30, 2026 compared to the same periods in the prior year, respectively, primarily due to increased occupancy related to the completion of Hayden Ferry I's redevelopment in the fourth quarter of 2025. NOI from the Atlanta market increased $3.9 million and $6.8 million, or 7.6% and 6.8%, for the three and six months ended June 30, 2026, compared to the same periods in the prior year, respectively, primarily due to increased occupancy at the Avalon and 3350 Peachtree and the end of several variable rent abatement periods at Promenade Tower.
Fee Income
Fee income increased $1.8 million and $2.5 million, or 358.9% and 254.7%, for the three and six months ended June 30, 2026, compared to the same periods in the prior year, primarily by providing leasing services to our Proscenium joint venture.
Other Income
Other income decreased $1.4 million and $7.4 million, or 71% and 85.1%, for the three and six months ended June 30, 2026, compared to the same periods in the prior year, primarily due to the sale of our Silicon Valley Bank bankruptcy claim in the first quarter of 2025, for $4.6 million, and a reduction in interest income from the two mezzanine loans and the Saint Ann Court Mortgage Loan earned in the first quarter of 2025. These reductions were partially offset by interest income from the joint venture partner loan, which was issued in September 2025. These transactions are described in further detail in note 3 and note 12 to the consolidated financial statements in this Form 10-Q.
General and Administrative Expenses
General and administrative expenses increased $2.4 million and $3.5 million, or 24.4% and 17.2%, for the three and six months ended June 30, 2026, compared to the same periods in the prior year, respectively, primarily due to increases in compensation related expenses including leasing commissions incurred providing leasing services to our Proscenium joint venture for which we receive leasing fee income noted above.
Interest Expense
Interest expense, net of amounts capitalized, increased $8.6 million and $16.9 million, or 22.2% and 22.4%, for the three and six months ended June 30, 2026, compared to the same periods in the prior year, respectively, primarily due to the issuance of the $500 million unsecured senior notes in February 2026, and a higher average balance outstanding on the credit facility. Increased interest expense was partially offset by the repayment of $150 million of the 2021 Term Loan in February 2026.

Depreciation and Amortization
Depreciation and amortization changed between the 2026 and 2025 periods as follows ($ in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Depreciation and Amortization
Same Property	$92,149	$88,263	$3,886	4.4%	$182,040	$178,355	$3,685	2.1%
Non-Same Property	12,551	12,506	45	0.4%	30,926	24,411	6,515	26.7%
Non-Real Estate Assets	145	121	24	19.8%	285	238	47	19.7%
Total Depreciation and Amortization	$104,845	$100,890	$3,955	3.9%	$213,251	$203,004	$10,247	5.0%

Non-Same Property depreciation and amortization increased for the six months ended June 30, 2026, compared to the same period in the prior year, primarily due to the acquisition of 300 South Tryon in February 2026, the acquisition of The Link in July 2025, and the completion of development at Domain 9 in March 2025. These increases were partially offset by the sale of Harborview Plaza in February 2026 and the classification of One Eleven Congress as held for sale in May 2026.
Income and Net Operating Income from Unconsolidated Joint Ventures
Income from unconsolidated joint ventures consisted of the Company's share of the following ($ in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Loss from unconsolidated joint ventures	$(2,215)	$(1,587)	$(628)	(39.6)%	$(4,857)	$(3,470)	$(1,387)	(40.0)%
Depreciation and amortization expense	3,057	2,489	568	22.8%	6,110	4,701	1,409	30.0%
Interest expense	2,635	2,239	396	17.7%	5,368	4,228	1,140	27.0%
Other expense	101	62	39	62.9%	360	(17)	377	(2,217.6)%
Other income	(43)	(38)	(5)	(13.2)%	(75)	(54)	(21)	(38.9)%
Net operating income from unconsolidated joint ventures	$3,535	$3,165	$370	11.7%	$6,906	$5,388	$1,518	28.2%

Net operating income:
Same Property	1,338	1,609	(271)	(16.8)%	2,705	3,160	(455)	(14.4)%
Non-Same Property	2,197	1,556	641	41.2%	4,201	2,228	1,973	88.6%
Net operating income from unconsolidated joint ventures	$3,535	$3,165	$370	11.7%	$6,906	$5,388	$1,518	28.2%

The change in loss from unconsolidated joint ventures was driven by increases in unconsolidated depreciation and amortization expense as well as unconsolidated interest expense. Unconsolidated depreciation and amortization expense and interest expense increased for the three and six months ended June 30, 2026, compared to the same period in the prior year, primarily due to assets being placed in service as the development of Phase I of the Neuhoff joint venture was completed and initial operations commenced.
Non-Same Property NOI from unconsolidated joint ventures increased for the three and six months ended June 30, 2026, compared to the same period in the prior year, primarily due to operations at the Neuhoff joint venture, as the property continues to increase occupancy.
Funds From Operations
The following tables show Funds from Operations (“FFO”) and the related reconciliation from net income available to common stockholders. We calculate FFO as defined by the National Association of Real Estate Investment Trusts ("Nareit"), which is net income available to common stockholders (computed in accordance with GAAP), excluding depreciation and amortization related to real estate, gains and losses from sales of depreciable property, gains and losses from changes in control, impairment of depreciable real estate and after adjustments for unconsolidated partnerships and joint ventures to reflect FFO on the same basis.
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
The reconciliation of net income to FFO is as follows for the three and six months ended June 30, 2026, and 2025 (in thousands, except per share amounts):

	Three Months Ended June 30,
	2026			2025
	Dollars	Weighted Average Common Shares	Per Share Amount	Dollars	Weighted Average Common Shares	Per Share Amount
Net Income Available to Common Stockholders	$26,158	164,561	$0.16	$14,483	167,930	$0.09
Noncontrolling interest related to unitholders	4	25	—	3	25	—
Conversion of unvested restricted stock units		706	—	—	810	—
	0
Net Income — Diluted	26,162	165,292	0.16	14,486	168,765	0.09
Depreciation and amortization of real estate assets:
Consolidated properties	104,699	—	0.63	100,769	—	0.60
Share of unconsolidated joint ventures	3,057	—	0.02	2,489	—	0.01
Partners' share of real estate depreciation	(101)	—	—	(250)	—	—
Gain on sale of depreciated properties:
Consolidated properties	(9,172)	—	(0.06)	—	—	—
Funds From Operations	$124,645	165,292	$0.75	$117,494	168,765	$0.70

	Six Months Ended June 30,
	2026			2025
	Dollars	Weighted Average Common Shares	Per Share Amount	Dollars	Weighted Average Common Shares	Per Share Amount
Net Income Available to Common Stockholders	$1,302	165,685	$0.01	$35,380	167,870	$0.21
Noncontrolling interest related to unitholders	—	25	—	6	25	—
Conversion of unvested restricted stock units	—	776	—		784	—
				0
Net Income — Diluted	1,302	166,486	0.01	35,386	168,679	0.21
Depreciation and amortization of real estate assets:
Consolidated properties	212,966	—	1.27	202,765	—	1.20
Share of unconsolidated joint ventures	6,110	—	0.04	4,701	—	0.03
Partners' share of real estate depreciation	(341)	—	—	(524)	—	—
Gain on sale of depreciated properties:
Consolidated properties	(9,125)	—	(0.05)	—	—	—
Impairment	36,600	—	0.22	—	—	—
Funds From Operations	$247,512	166,486	$1.49	$242,328	168,679	$1.44

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
Our material capital expenditure commitments as of June 30, 2026, included $205.3 million of unfunded tenant improvements and construction costs. As of June 30, 2026, we had $167.0 million drawn under our credit facility with the ability to borrow $1.0 billion, as well as $6.7 million of cash and cash equivalents. We expect to have sufficient liquidity to meet our obligations for the foreseeable future.
Other Debt Information
In addition to our $1.2 billion unsecured Credit Facility, under which $167.0 million is outstanding as of June 30, 2026, we also have unsecured debt from four outstanding public unsecured senior notes totaling $1.9 billion, two term loans totaling $500 million, and four tranches of privately placed unsecured senior notes totaling $750 million. Our existing consolidated mortgage debt is comprised of non-recourse, fixed-rate mortgage notes secured by various real estate assets. We expect to either refinance our non-recourse mortgage loans at maturity or repay the mortgage loans with other capital resources, including our credit facility, unsecured debt, non-recourse mortgages, construction loans, the sale of assets, joint venture equity, the issuance of common stock, the issuance of preferred stock, or the issuance of units of CPLP. Many of our non-recourse mortgages contain covenants that, if not satisfied, could result in acceleration of the maturity of the debt. 88% of our consolidated debt bears interest at a fixed rate. The 12% of consolidated debt that bears interest at a floating rate is based on SOFR.
On April 1, 2026, we recast our Credit Facility to provide borrowing capacity up to $1.2 billion subject to conditions. This new facility replaced the Company's existing facility, extended the scheduled maturity from April 2027 to April 2031, and increased the borrowing capacity from $1.0 billion to $1.2 billion. Additionally, we amended our 2021 Term Loan and 2022 Term Loan, adding two six-month extension options to each. Since December 31, 2025, our all-in borrowing spread improved by 15 basis points on both the revolving credit facility and the 2022 Term Loan, and 30 basis points on the 2021 Term Loan. As of June 30, 2026, the borrowing spread on our Credit Facility was 72.5 basis points over SOFR, and the borrowing spread on both term loans was 80 basis points over SOFR. Financial covenants within the new facilities remained generally unchanged.
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
Cash Flows
We report and analyze our cash flows based on operating activities, investing activities, and financing activities. The following table sets forth the changes in cash flows ($ in thousands):

	Six Months Ended June 30,
	2026	2025	Change
Net cash provided by operating activities	$196,985	$167,312	$29,673
Net cash used in investing activities	(359,379)	(25,411)	(333,968)
Net cash provided by financing activities	163,373	267,590	(104,217)

The reasons for significant increases and decreases in cash flows between the periods are as follows:
Cash Flows from Operating Activities. Cash flows provided by operating activities increased by $29.7 million during the 2026 six month period compared to the same period in 2025, primarily due to the acquisitions of The Link and 300 South Tryon. In addition to these acquisitions there was an increase in cash inflows from a combination of increased occupancy and expiration of rent abatement periods, primarily at Promenade Tower, Domain 9, Hayden Ferry, and 300 Colorado. These inflows were partially offset by increased interest payments from increased average balances on the credit facility and the senior note issuances in June 2025 and February 2026.
Cash Flows from Investing Activities. Cash flows used in investing activities increased by $334.0 million for the 2026 six month period compared to the same period in 2025, primarily due to the acquisition of 300 South Tryon in February 2026 partially offset by the receipt of proceeds from the sales of Harborview and Research Park V. In addition, the receipt of proceeds upon repayment by the borrower of the Saint Ann Court mortgage loan in January 2025 reduced cash used in investing activities during the six months ended June 30, 2025.
Cash Flows from Financing Activities. Cash flows provided by financing activities for the 2026 six month period were $163.4 million, compared to cash flows provided by financing activities of $267.6 million for the same period in 2025. During the six month period in 2026, we received proceeds from the issuance of the 4.875% public senior notes in February 2026, and we had an increase in net borrowings on our credit facility. These proceeds were partially offset by a $150 million partial repayment of the 2021 Term Loan and a $90 million repurchase of outstanding common shares under the 2026 share repurchase program. During the six month period in 2025, we received proceeds from the issuance of the 5.250% public senior notes in June 2025, partially offset by an increase in net repayments on our credit facility.
Capital Expenditures. We incur capital expenditures for the development of new properties, the redevelopment of existing or newly purchased properties, building improvements, direct leasing costs for new or replacement tenants, and capitalized interest and salaries. Components of expenditures included in this line item for the six months ended June 30, 2026, and 2025 are as follows ($ in thousands):

	Six Months Ended June 30,
	2026	2025
Projects under development (1)	$—	$2,088
Operating properties—redevelopment	29,127	19,086
Operating properties—building improvements	20,736	17,242
Operating properties—leasing costs	75,700	82,421
Capitalized interest and other	8,072	5,436
Total capital expenditures	$133,635	$126,273
(1) Includes initial leasing costs.

Capital expenditures increased $7.4 million between the 2026 and 2025 six month periods, primarily due to partial redevelopment activity at 201 North Tryon, 550 South, and Hayden Ferry.
The above leasing costs include leasing commissions and tenant improvements, which are both capitalized as a component of our real estate assets as they are incurred. Commitments toward those costs are calculated on square foot basis and are included in our leasing activity as leases are executed.

Leasing activity details, including the components of net effective rent per square foot, for our office portfolio on leases executed during the six months ended June 30, 2026 are as follows:

	Six Months Ended June 30, 2026
	New	Renewal	Expansion	Total
Net leased square feet (1)	737,343	978,025	140,587	1,855,955
Number of transactions	43	38	17	98
Lease term in years (2)	8.7	6.8	8.6	7.7

Net effective rent calculation (per square foot per year) (2)
Net annualized rent (3)	$42.51	$42.09	$51.24	$42.96
Net free rent	(3.07)	(1.33)	(3.07)	(2.16)
Leasing commissions	(3.54)	(2.84)	(3.85)	(3.20)
Tenant improvements	(10.60)	(4.80)	(8.76)	(7.40)
Total leasing costs (4)	(17.21)	(8.97)	(15.68)	(12.76)
Net effective rent	$25.30	$33.12	$35.56	$30.20

Second generation leased square footage (5)				1,294,174
Increase in straight-line basis second generation net rent per square foot (6)				27.8%
Increase in cash-basis second generation net rent per square foot (7)				12.2%

(1)	Comprised of total square feet leased, unadjusted for ownership share. Excludes leases approximately one year or less, along with apartment, retail, amenity, storage, and intercompany space leases.
(2)	Weighted average of net leased square feet.
(3)	Straight-line net rent per square foot (operating expense reimbursements deducted from gross leases) over the lease term, prior to any deductions for leasing costs. Excludes percent rent leases.
(4)	The amounts of tenant improvement and leasing costs on a per square foot basis vary by lease and by market.
(5)	Excludes leases executed for spaces that were vacant upon acquisition, new leases in development properties, percent rent leases, and leases for spaces that have been vacant for one year or more.
(6)	Increase in second generation straight-line basis net annualized rent on a weighted average basis.
(7)	Increase in second generation net cash rent at the end of the term paid by the prior tenant compared to net cash rent at the beginning of the term (after any free rent period) paid by the current tenant on a weighted average basis. For early renewals, the final net cash rent paid under the original lease is compared to the first net cash rent paid under the terms of the renewal. Net cash rent is net of any recovery of operating expenses but prior to any deductions for leasing costs.

Dividends. We paid common dividends of $108.0 million and $108.3 million in the six months ended June 30, 2026, and 2025, respectively. We expect to fund our future quarterly common dividends with cash provided by operating activities, also using proceeds from investment property sales, distributions from unconsolidated joint ventures, indebtedness, and proceeds from offerings of equity and other securities, if necessary.
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
Off Balance Sheet Arrangements
General. We have a number of off balance sheet joint ventures with varying structures, as described in note 6 of the notes to consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2025, and in note 4 of the notes to condensed consolidated financial statements included in this filing. The joint ventures in which we have an interest are involved in the ownership, acquisition, and/or development of real estate. A venture will fund capital requirements or operational needs with cash from operations or financing proceeds, if possible. If additional capital is deemed necessary, a venture may request a contribution from the partners, and we will evaluate such request.
Debt. At June 30, 2026, our unconsolidated joint ventures had aggregate outstanding indebtedness to third parties of $337.0 million. These loans are generally mortgage or construction loans, which are non-recourse to us. In certain instances, we provide “non-recourse carve-out guarantees” on these non-recourse loans. In addition, along with our Neuhoff Holdings LLC joint venture partner, we guarantee our respective halves of the borrower's obligations to pay certain required equity contributions and project carrying costs, as well as timely completion of project construction. Certain of these loans have variable interest rates, which creates exposure to the ventures in the form of market risk from interest rate changes.
Critical Accounting Policies
There have been no material changes in the critical accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes in the market risk associated with our notes payable at June 30, 2026, compared to that as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
We did not make any sales of unregistered securities common shares during the second quarter of 2026.
The table below reflects purchases of common stock made during the three month period ended June 30, 2026.

	Period	Total Number of Shares of Stock Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased Under Announced Programs(3)	Approximate Dollar value of Shares That May Yet be Purchased Under Announced Programs (in thousands)(3)
	April 1 - 30, 2026	69	$22.46	—	$409,956
	May 1 - 31, 2026	158	26.37	—	$409,956
	Total	227	$25.18	—

(1)	Represents shares of common stock remitted to the Company to satisfy tax withholding requirements related to the vesting of restricted stock awards.
(2)	Represents the weighted average settlement price of the shares of common stock. For shares remitted to the company to satisfy tax withholding requirements related to the vesting of restricted stock awards, the settlement price is based on the closing price of the Company's common stock on the applicable withholding date.
(3)
As of June 30, 2026, $410.0 million of the $500.0 million authorized under the Company's share repurchase program remains available for repurchase. The share repurchase program does not have an expiration date, does not obligate the Company to repurchase any dollar amount or number of shares, and may be suspended or discontinued at any time. See note 11 of the notes to condensed consolidated financial statements included in this report for additional details on the Company's share repurchase program.

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

10.2
Second Amendment to Delayed Draw Term Loan Agreement, dated as of April 1, 2026, by and among Cousins Properties LP, as Borrower, Cousins Properties Incorporated, as Parent, and each lender party thereto, and Bank of America, N.A., as Administrative Agent, filed as Exhibit 10.2 to the Registrant's Form 8-K filed on April 1, 2026, and incorporated herein by reference.

10.3
Fourth Amendment to Amended and Restated Term Loan Agreement, dated as of April 1, 2026, by and among Cousins Properties LP, as Borrower, Cousins Properties Incorporated, as Parent, and each lender party thereto, and Bank of America, N.A., as Administrative Agent, filed as Exhibit 10.3 to the Registrant's Form 8-K filed on April 1, 2026, and incorporated herein by reference.

10.4
Cousins Properties Incorporated Amended and Restated 2019 Omnibus Incentive Stock Plan, filed as Appendix B to Registrant's Proxy Statement filed on March 18, 2026, and incorporated herein by reference,

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

COUSINS PROPERTIES INCORPORATED
/s/ Gregg D. Adzema
Gregg D. Adzema
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)
Date: July 30, 2026