Form 10-Q
period 2026-09-30
COUSINS PROPERTIES INC
filed 2026-10-29
CIK 25232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 23, 2026
Common Stock, $1 par value per share	164,600,642 shares

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

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30, 2026	December 31, 2025
	(unaudited)
Assets:
Real estate assets:
Operating properties, net of accumulated depreciation of $2,032,122 and $1,922,394 in 2026 and 2025, respectively	$7,846,848	$7,894,846
Land	201,783	135,870
	8,048,631	8,030,716

Real estate assets and other assets held for sale, net	23,257	61,489
Cash and cash equivalents	5,213	5,720
Investments in real estate debt, at fair value	19,586	37,804
Accounts receivable	20,070	17,578
Deferred rents receivable	282,422	269,282
Investments in unconsolidated joint ventures	195,700	215,301
Intangible assets, net	169,039	164,738
Other assets, net	116,826	87,504
Total assets	$8,880,744	$8,890,132
Liabilities:
Notes payable	$3,579,763	$3,340,815
Accounts payable and accrued expenses	307,010	314,317
Deferred income	287,883	301,358
Intangible liabilities, net	117,826	117,085
Other liabilities	129,637	111,506
Liabilities of real estate assets held for sale, net	114	2,849
Total liabilities	4,422,233	4,187,930
Commitments and contingencies
Equity:
Stockholders' investment:
Common stock, $1 par value per share, 300,000,000 shares authorized, 164,600,642 and 167,981,990 issued and outstanding in 2026 and 2025, respectively	164,601	167,982
Additional paid-in capital	5,889,154	5,971,762
Distributions in excess of cumulative net income	(1,604,448)	(1,460,154)
Total stockholders' investment	4,449,307	4,679,590
Nonredeemable noncontrolling interests	9,204	22,612
Total equity	4,458,511	4,702,202
Total liabilities and equity	$8,880,744	$8,890,132

See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited; in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenues:
Rental property revenues	$257,310	$246,461	$784,132	$727,203
Fee income	1,439	526	4,951	1,516
Other	666	1,339	1,969	10,063
	259,415	248,326	791,052	738,782
Expenses:
Rental property operating expenses	80,093	80,023	247,344	231,358
Reimbursed expenses	139	124	431	420
General and administrative expenses	9,854	9,510	33,809	29,957
Interest expense	45,577	41,497	137,742	116,785
Operating property impairment	—	—	36,600	—
Depreciation and amortization	103,258	105,272	316,509	308,276
Other	875	440	1,702	1,305
	239,796	236,866	774,137	688,101
Loss from unconsolidated joint ventures	(2,101)	(2,682)	(6,958)	(6,152)
Gain (loss) on investment property transactions	(509)	—	8,616	—
Net Income	17,009	8,778	18,573	44,529
Net income attributable to noncontrolling interests	(9)	(188)	(271)	(559)
Net income available to common stockholders	$17,000	$8,590	$18,302	$43,970

Net income per common share — basic and diluted	$0.10	$0.05	$0.11	$0.26
Weighted average common shares — basic	164,601	167,967	165,324	167,902
Weighted average common shares — diluted	165,788	168,738	166,254	168,698

See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited; in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Comprehensive Income:
Net income available to common stockholders	$17,000	$8,590	$18,302	$43,970
Other comprehensive income:
Unrealized gain on cash flow hedges	—	—	—	11
Amortization of cash flow hedges	—	—	—	94
Total other comprehensive income	—	—	—	105
Total comprehensive income	$17,000	$8,590	$18,302	$44,075

See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(unaudited; in thousands except per share amounts)

	Three Months Ended September 30, 2026
	Common Stock	Additional Paid-In Capital	Distributions in Excess of Net Income	Stockholders’ Investment	Nonredeemable Noncontrolling Interests	Total Equity
Balance June 30, 2026	$164,602	$5,886,169	$(1,567,095)	$4,483,676	$7,891	$4,491,567
Net income	-	-	17,000	17,000	9	17,009
Amortization of stock-based compensation, net of forfeitures	(1)	3,345	-	3,344	-	3,344
Acquisition of partners' noncontrolling interest	-	(360)	-	(360)	342	(18)
Contributions from nonredeemable noncontrolling interests	-	-	-	-	1,346	1,346
Distributions to nonredeemable noncontrolling interests	-	-	-	-	(384)	(384)
Common dividends ($0.32 per share)	-	-	(54,353)	(54,353)	-	(54,353)
Balance September 30, 2026	$164,601	$5,889,154	$(1,604,448)	$4,449,307	$9,204	$4,458,511

	Three Months Ended September 30, 2025
	Common Stock	Additional Paid-In Capital	Distributions in Excess of Net Income	Stockholders’ Investment	Nonredeemable Noncontrolling Interests	Total Equity
Balance June 30, 2025	$167,968	$5,965,497	$(1,355,394)	$4,778,071	$23,082	$4,801,153
Net income	-	-	8,590	8,590	188	8,778
Amortization of stock-based compensation, net of forfeitures	(3)	2,973	-	2,970	-	2,970
Distributions to noncontrolling interests	-	-	-	-	(382)	(382)
Common dividends ($0.32 per share)	-	-	(54,856)	(54,856)	-	(54,856)
Balance September 30, 2025	$167,965	$5,968,470	$(1,401,660)	$4,734,775	$22,888	$4,757,663

	Nine Months Ended September 30, 2026
	Common Stock	Additional Paid-In Capital	Distributions in Excess of Net Income	Stockholders' Investment	Nonredeemable Noncontrolling Interests	Total Equity
Balance December 31, 2025	$167,982	$5,971,762	$(1,460,154)	$4,679,590	$22,612	$4,702,202
Net income	-	-	18,302	18,302	271	18,573
Common stock issued and tax withholding pursuant to stock- based compensation	476	(4,159)	-	(3,683)	-	(3,683)
Amortization of stock-based compensation, net of forfeitures	(6)	12,218	-	12,212	-	12,212
Stock repurchases	(3,851)	(86,193)	-	(90,044)	-	(90,044)
Acquisition of partners' noncontrolling interest	-	(4,474)	-	(4,474)	(14,075)	(18,549)
Contributions from nonredeemable noncontrolling interests	-	-	-	-	1,346	1,346
Distributions to noncontrolling interests	-	-	-	-	(950)	(950)
Common dividends ($0.96 per share)	-	-	(162,596)	(162,596)	-	(162,596)
Balance September 30, 2026	$164,601	$5,889,154	$(1,604,448)	$4,449,307	$9,204	$4,458,511

	Nine Months Ended September 30, 2025
	Common Stock	Additional Paid-In Capital	Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Investment	Nonredeemable Noncontrolling Interests	Total Equity
Balance December 31, 2024	$167,660	$5,959,670	$(1,280,547)	$(105)	$4,846,678	$23,489	$4,870,167
Net income	-	-	43,970	-	43,970	559	44,529
Other comprehensive income	-	-	-	105	105	-	105
Common stock issued and tax withholding pursuant to stock-based compensation	311	(3,061)	-	-	(2,750)	-	(2,750)
Amortization of stock-based compensation, net of forfeitures	(6)	11,861	-	-	11,855	-	11,855
Contributions from noncontrolling interests	-	-	-	-	-	7	7
Distributions to noncontrolling interests	-	-	-	-	-	(1,167)	(1,167)
Common dividends ($0.96 per share)	-	-	(165,083)	-	(165,083)	-	(165,083)
Balance September 30, 2025	$167,965	$5,968,470	$(1,401,660)	$-	$4,734,775	$22,888	$4,757,663

See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited; in thousands)

	Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$18,573	$44,529
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on investment property transactions	(8,616)	-
Depreciation and amortization	316,509	308,276
Amortization of deferred financing costs, debt premiums, and debt discounts, net	4,174	3,313
Equity-classified stock-based compensation expense, net of forfeitures	13,437	13,113
Effect of non-cash adjustments to rental revenues	(60,424)	(65,726)
Loss from unconsolidated joint ventures	6,958	6,152
Operating distributions from unconsolidated joint ventures	2,392	1,310
Operating property impairment	36,600	-
Changes in other operating assets and liabilities, net of acquisitions:
Change in receivables and other assets, net	(11,098)	(5,865)
Change in operating liabilities, net	(10,211)	(17,299)
Net cash provided by operating activities	308,294	287,803
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(198,719)	(180,460)
Property acquisitions	(367,135)	(247,845)
Property dispositions	271,239	-
Proceeds from borrower repayment of investments in real estate debt	18,218	150,791
Investments in real estate debt	-	(20,338)
Return of capital distributions from unconsolidated joint ventures	15,865	-
Contributions to unconsolidated joint ventures	(5,237)	(37,660)
Net cash used in investing activities	(265,769)	(335,512)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facility	986,900	389,115
Repayment of credit facility	(988,100)	(417,732)
Bond issuance, net of original issue discount	496,295	499,935
Repayment of term loans	(150,000)	-
Purchase of shares under share repurchase program	(90,044)	-
Repayment of senior notes	-	(250,000)
Repayment of mortgages	(104,191)	(5,044)
Repurchase of shares withheld for taxes on restricted stock vestings	(1,681)	(1,908)
Payment of deferred financing costs	(12,081)	(5,802)
Payment of issuance of common stock costs	-	(315)
Common dividends paid	(160,631)	(162,054)
Contributions from noncontrolling interests	-	7
Distributions to noncontrolling interests	(950)	(1,167)
Acquisition of partners' noncontrolling interests	(18,549)	-
Net cash provided by (used in) financing activities	(43,032)	45,035
NET INCREASE IN CASH AND CASH EQUIVALENTS	(507)	(2,674)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,720	7,349
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,213	$4,675

See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

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

Cousins, CPLP, CTRS, and their subsidiaries (collectively, the “Company”) develop, acquire, lease, manage, and own primarily Class A office properties and opportunistic mixed-use developments in the Sun Belt markets of the United States with a focus on Austin, Atlanta, Charlotte, Phoenix, Tampa, Dallas, and Nashville. Cousins has elected to be taxed as a REIT and intends, among other things, to distribute at least 100% of its net taxable income to stockholders, thereby eliminating any liability for federal income taxes under current law. Therefore, the results included herein do not include a federal income tax provision for Cousins. As of September 30, 2026, the Company's operating portfolio of real estate assets consisted of interests in 21.2 million square feet of office space and 817,000 square feet of other space.

Basis of Presentation: The condensed consolidated financial statements are unaudited and were prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, these interim financial statements reflect all adjustments necessary (all of which are of a normal and recurring nature) for the fair presentation of the interim financial statements and accompanying notes. The results of operations for the three and nine months ended September 30, 2026, are not necessarily indicative of results expected for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2025. The accounting policies employed are substantially the same as those shown in note 2 of the notes to consolidated financial statements included therein.

The Company evaluates all partnerships, joint ventures, and other arrangements with variable interests to determine if the entity or arrangement qualifies as a variable interest entity ("VIE"), as defined in the Financial Accounting Standards Board's ("FASB") Accounting Standards Codification ("ASC"). If the entity or arrangement qualifies as a VIE and the Company is the primary beneficiary, the Company is required to consolidate the assets, liabilities, and results of operations of the VIE. In September 2026, the Company entered into the 2401 McKinney Holdings, LLC ("2401 McKinney") joint venture and has determined that 2401 McKinney qualifies as a VIE. The Company owns 97.5% of 2401 McKinney and is the primary beneficiary of the joint venture. As such, the assets, liabilities, and results of operations of the VIE are included in the consolidated balance sheets and statements of operations for the period ended September 30, 2026. As of September 30, 2026 the assets and liabilities of the venture were $70.4 million and $17.7 million, respectively. The VIE's assets and activities are restricted to uses agreed to by the Company's partners. Creditors of the VIE do not have recourse to the general credit of the Company. The Company had no investments or interests in any VIEs as of December 31, 2025.

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

2. REAL ESTATE

Acquisitions

On February 2, 2026, the Company acquired 300 South Tryon in Uptown Charlotte. On July 28, 2025, the Company acquired The Link in Uptown Dallas. The assets acquired and liabilities assumed were recorded at relative fair value, as determined by management, with the assistance of third-party specialists, based on information available at the acquisition date and on current assumptions of future operations. The following table summarizes these acquisitions ($ in thousands):

	300 South Tryon	The Link
Closing Purchase Price	$317,500	$218,000
Acquisition Date	February 2026	July 2025
Square Feet	638,000	292,000
Market	Charlotte	Dallas
Purchase Price Allocation
Tangible assets
Operating properties	$306,470	$222,890
Intangible and other assets
In-place leases (1)	26,467	19,260
Prepaid expenses	171	48
Above market rents	125	—
	26,763	19,308
Intangible and other liabilities
Below market leases (1)	(14,505)	(21,409)
Accounts payable and other liabilities	(1,467)	(5,775)
	(15,972)	(27,184)

Total net assets acquired (2)	$317,261	$215,014

(1)
The intangible assets and liabilities will be amortized over a weighted average remaining lease term of 6 and 9.3 years from the acquisition dates for 300 South Tryon and for The Link, respectively.
(2)
For 300 South Tryon, total net assets acquired represents net purchase price, including acquisition costs of $1.1 million, as well as net operating liabilities acquired through closing prorations of $1.5 million. For The Link, total net assets acquired represents net purchase price, including acquisition costs of $280,000 as well as net operating liabilities of $3.3 million.

On September 29, 2026, through its consolidated joint venture, 2401 McKinney, the Company acquired a 2.3 acre land parcel in Uptown Dallas for future development. This 2.3 acre parcel is comprised of 1.2 acres acquired fee simple for a gross purchase price of $50.0 million and 1.1 acres acquired through the assignment of a long term ground lease. The assets acquired and liabilities assumed were recorded at relative fair value, as determined by management based on information available at the acquisition date. The relative fair value of the land owned in fee simple and related predevelopment assets was $42.2 million and $7.8 million, respectively. The 1.1 acre operating ground lease has a remaining term of 96 years. The Company recorded a $17.7 million right of use asset and ground lease liability, included in land and other liabilities, respectively, on the consolidated balance sheet as of September 30, 2026. The lease liability was measured using management's assumptions regarding the lease term and discount rate, with a corresponding right-of-use asset recognized upon assignment. The total undiscounted cash flows of our scheduled obligations for future minimum payments under this ground lease is $220.3 million, including $4.2 million through September 30, 2031. The discount rate used in determining the liabilities associated with this ground lease was 6.4%.

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

Held for Sale

The major classes of assets and liabilities of properties held for sale as of September 30, 2026 (303 Tremont land parcel), and December 31, 2025 (Harborview Plaza and 303 Tremont land parcel), were as follows ($ in thousands):

Real estate assets and other assets held for sale	2026	2025
Operating properties, net of accumulated depreciation of $15,341 in 2025	$—	$35,682
Land	18,854	18,854
Notes and accounts receivable	—	272
Deferred rents receivable	—	2,082
Intangible assets, net of accumulated amortization of $682 in 2025	—	138
Other assets	4,403	4,461
	$23,257	$61,489

Liabilities of real estate assets held for sale
Accounts payable and accrued expenses	$114	$1,769
Deferred income	—	266
Intangible liabilities, net of accumulated amortization of $140 in 2025	—	49
Other liabilities	—	765
	$114	$2,849

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

3. INVESTMENTS IN REAL ESTATE DEBT

The details of the real estate debt investments are as follows ($ in thousands):

	Carrying Value and Fair Value at
Collateral	September 30, 2026	December 31, 2025
110 East - Pledge of equity interest (1) Charlotte, NC, Office Building	$—	$18,218
Neuhoff - Pledge of equity interest (2) Nashville, TN, Mixed Use Development	19,586	19,586
5th & Walsh - Preferred equity interest (3) Austin, TX, Office Development	—	—
	$19,586	$37,804

(1)
The first priority lender of the 110 East mortgage loan had a balance of $95.3 million as of December 31, 2025.
(2)
Reflects a loan to the Company's equity partner in the Neuhoff joint venture and is secured by such partner's 50% equity interest in the joint venture.
(3)
Reflects the current amount outstanding as of the periods presented related to the Company's commitment to fund up to $31.5 million.

	Interest Income for the Three Months Ended September 30,		Interest Income for the Nine Months Ended September 30,
Collateral	2026	2025	2026	2025

110 East - Pledge of equity interest Charlotte, NC, office building	$—	$580	$238	$1,706
Radius - Pledge of equity interest Nashville, TN, office building	—	—	—	1,241
Saint Ann - Pledge of asset Dallas, TX, office building	—	—	—	350
Neuhoff - Pledge of equity interest Nashville, TN, mixed use development	544	26	1,518	26
	$544	$606	$1,756	$3,323

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

In the third quarter of 2025, the Company loaned its joint venture partner $19.6 million, which the partner used to fund a contribution to the Neuhoff joint venture. The loan to the Company's partner is secured by such partner’s interest in the joint venture and bears interest at SOFR plus 6.25%. This loan's maturity has been extended to September 30, 2027, consistent with the related joint venture construction loan's extension (see note 4).

In February 2026, at maturity, the borrower repaid the 110 East loan at par and paid the interest in full.

On July 17, 2026, the Company acquired a preferred equity interest in a joint venture that owns 5th & Walsh, a 199,000 square foot office building under development in Austin. While the Company is committed to fund up to $31.5 million earning a 10% annual preferred return, no funding has occurred as of September 30, 2026. The mandatory redemption date of the preferred equity interest is July 17, 2030, with the option to extend the redemption date for up to 24 months, subject to conditions. As this preferred equity interest has the characteristics of debt, the investment has been classified as an investment in real estate debt.

As of September 30, 2026, the Company believes the fair value of the investments in real estate debt approximates the invested carrying values and, therefore, did not record any unrealized gain or loss on these investments. The acquisition and origination of the Neuhoff partnership loan was a recently executed market transaction (Level 2) and market instruments for similar debt have not changed significantly since acquisition. In subsequent periods, the Company may adjust the carrying value of this loan investment if required under GAAP fair value hierarchy. Interest and fee income earned, including from any minimum interest guarantees, and any unrealized gain or loss associated with investments in real estate debt are recorded as a component of other revenue on the Company's consolidated statement of operations. Any fee income or expense related to these investments in real estate debt is recorded when incurred and included in other expenses.

4. INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

The following information summarizes financial data and principal activities of the Company's unconsolidated joint ventures. The information included in the Summary of Financial Position table is as of September 30, 2026, and December 31, 2025 ($ in thousands).

SUMMARY OF FINANCIAL POSITION
	Company's Ownership	Total Assets		Total Liabilities		Total Equity (Deficit)		Company's Investment (Deferred Income)
	Interest	2026	2025	2026	2025	2026	2025	2026	2025
Operating Properties:
AMCO 120 WT Holdings, LLC	20%	$72,888	$73,982	$2,145	$1,732	$70,743	$72,250	$12,908	$13,201
Crawford Long - CPI, LLC (1) (2)	50%	20,936	20,882	84,554	83,869	(63,618)	(62,987)	(31,444)	(31,067)
Neuhoff Holdings LLC (3)	50%	593,459	591,844	283,403	271,606	310,055	320,238	172,915	178,723
TL CO Proscenium JV, LLC (4)	20%	175,754	94,240	87,926	3,498	87,828	90,742	4,909	18,479
Land:
715 Ponce Holdings LLC	50%	9,708	9,518	60	11	9,648	9,507	4,968	4,898
		$872,745	$790,466	$458,088	$360,716	$414,656	$429,750	$164,256	$184,234

(1)
Crawford Long - CPI, LLC has a mortgage loan for the Medical Offices at Emory Hospital property. This $83.0 million interest-only mortgage loan has a fixed interest rate of 4.80% and matures on June 1, 2032. The Company provides a customary "non-recourse carve-out guaranty" for this loan.
(2)
Negative balance is included in deferred income on the consolidated balance sheets.
(3)
The Neuhoff Holdings LLC properties have commenced initial operations. Total liabilities include a construction loan which had an initial borrowing capacity up to $312.7 million, of which the Company's share was $156.4 million. In September 2025, the joint venture entered into the first amendment to the construction loan, repaid $39.2 million of outstanding principal (reducing the current loan capacity to $273.5 million), and extended the maturity date to September 30, 2026. In September 2026, the joint venture exercised an option to extend the loan maturity to September 30, 2027. The construction loan now has a total outstanding principal amount of $254.9 million of which the Company's share is $127.4 million. The updated interest rate applicable to the construction loan is based on SOFR plus 3.00%, with a minimum rate of 6.25%. The interest rate on the loan as of September 30, 2026, was 6.80%. The Company and its joint venture partner guarantee their respective halves of the borrower's obligations to pay certain required equity contributions and project carrying costs, as well as timely completion of project construction. The Company and its partner also provide customary "non-recourse carve-out guaranties." Contemporaneous with the first amendment to the construction loan, the Company loaned its joint venture partner $19.6 million to fund its related contribution to the Neuhoff joint venture (see note 3).
(4)
In September 2026, TL CO Proscenium JV, LLC closed on an interest-only, delayed draw mortgage loan with a borrowing capacity of up to $125.9 million, of which the Company's share is $25.2 million. As of September 30, 2026, the principal amount outstanding is $87.1 million, of which the Company's share is $17.4 million. The interest rate applicable to the mortgage loan is based on SOFR plus 3.05%, with a SOFR floor of 2.75%, which had a rate of 6.963% as of September 30, 2026. The loan is scheduled to mature on October 9, 2029, and the joint venture has the option to exercise two one-year extensions, subject to certain conditions. The Company and its joint venture partner guarantee their respective portions of the borrower's obligations to pay certain required contributions for project carrying costs and leasing and tenant improvement costs. Our share of this funding commitment is $7.8 million. Additionally, on September 30, 2026, the Company received a $15.9 million distribution from the initial loan proceeds which was recorded as a reduction in our investment in the unconsolidated joint venture. Subsequent to quarter end, on October 1, 2026, the Company's partner received its related distribution of $63.5 million.

The information included in the Summary of Operations table below is for the nine months ended September 30, 2026 and 2025 ($ in thousands).

SUMMARY OF OPERATIONS
	Total Revenues		Net Income (Loss)		Company's Income (Loss) from Investment
	2026	2025	2026	2025	2026	2025
Operating Properties:
AMCO 120 WT Holdings, LLC	$7,863	$7,734	$1,691	$1,743	$324	$330
Crawford Long - CPI, LLC	10,537	10,793	2,370	2,462	1,089	1,138
Neuhoff Holdings LLC	23,130	14,248	(15,319)	(14,342)	(8,255)	(7,518)
TL CO Proscenium JV, LLC	9,027	11,411	(48)	118	(187)	(133)
Land:
715 Ponce Holdings LLC	223	156	141	62	71	31
	$50,780	$44,342	$(11,165)	$(9,957)	$(6,958)	$(6,152)

5. INTANGIBLE ASSETS AND LIABILITIES

At September 30, 2026, and December 31, 2025, intangible assets included the following ($ in thousands):

	2026	2025
In-place leases, net of accumulated amortization of $134,344 and $136,277 in 2026 and 2025, respectively	$141,871	135,606
Below-market ground leases, net of accumulated amortization of $3,066 and $2,854 in 2026 and 2025, respectively	16,186	16,398
Above-market leases, net of accumulated amortization of $23,045 and $23,949 in 2026 and 2025, respectively	9,308	11,060
Goodwill	1,674	1,674
	$169,039	164,738

At September 30, 2026, and December 31, 2025, intangible liabilities were the following ($ in thousands):

	2026	2025
Below-market leases, net of accumulated amortization of $55,268 and $61,343 in 2026 and 2025, respectively	$117,826	$117,085

The amortization of the above assets and liabilities are recorded as follows ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Rental property revenues, net (Below-market and Above-market leases)	$3,371	$3,398	$11,731	$9,024

Expenses:
Depreciation and amortization (In-place leases)	6,177	5,925	19,924	17,243
Rental property operating and other expenses (Below-market ground leases)	75	71	225	211

Over the next five years and thereafter, aggregate amortization of these intangible assets and liabilities is anticipated to be as follows ($ in thousands):

	In-Place Leases	Below-Market Ground Lease	Above-Market Leases	Below-Market Leases
2026 (three months)	$5,982	$107	$550	$(3,837)
2027	21,897	282	1,838	(14,981)
2028	20,453	282	1,727	(14,607)
2029	18,336	282	1,460	(13,809)
2030	15,958	282	1,265	(12,216)
2031	13,965	282	966	(11,421)
Thereafter	45,280	14,669	1,502	(46,955)
	$141,871	$16,186	$9,308	$(117,826)

6. OTHER ASSETS

Other assets on the consolidated balance sheets as of September 30, 2026, and December 31, 2025, included the following ($ in thousands):

	2026	2025
Predevelopment costs and earnest money (1)	$75,583	$59,789
Prepaid expenses and other assets	15,027	7,339
Lease inducements, net of accumulated amortization of $11,425 and $9,919 in 2026 and 2025, respectively (2)	10,147	9,847
Furniture, fixtures and equipment and other deferred costs, net of accumulated depreciation of $10,394 and $20,837 in 2026 and 2025, respectively	8,311	8,826
Credit Facility deferred financing costs, net of accumulated amortization of $857 and $4,701 in 2026 and 2025, respectively	7,758	1,703
	$116,826	$87,504

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

7. NOTES PAYABLE

The following table summarizes the terms of notes payable outstanding at September 30, 2026, and December 31, 2025 ($ in thousands):

Description	Interest Rate (1)	Maturity (2)	2026	2025
Unsecured Notes:
Credit Facility	4.595%	April 2031	$114,800	$116,000
Public Senior Notes	5.875%	October 2034	500,000	500,000
Public Senior Notes	5.250%	July 2030	500,000	500,000
Public Senior Notes	4.875%	March 2033	500,000	-
Public Senior Notes	5.375%	February 2032	400,000	400,000
Term Loan (3)	4.670%	March 2027	400,000	400,000
Privately Placed Senior Notes	3.950%	July 2029	275,000	275,000
Privately Placed Senior Notes	3.860%	July 2028	250,000	250,000
Privately Placed Senior Notes	3.780%	July 2027	125,000	125,000
Term Loan	4.670%	February 2027	100,000	250,000
Privately Placed Senior Notes	4.090%	July 2027	100,000	100,000
			3,264,800	2,916,000
Secured Mortgage Notes:
Terminus (4)	6.340%	January 2031	221,000	221,000
201 North Tryon	3.370%	October 2026	115,936	118,928
Colorado Tower	3.450%	September 2026	-	101,199
			336,936	441,127
			$3,601,736	$3,357,127

Unamortized original issue discount			(6,413)	(3,246)
Unamortized loan costs			(15,560)	(13,066)
Total Notes Payable			$3,579,763	$3,340,815

(1)
Interest rate as of September 30, 2026.
(2)
Weighted average maturity of notes payable outstanding at September 30, 2026, was 4.0 years, exclusive of unexercised extension options.
(3)
The Company previously elected six-month Term SOFR through September 3, 2026, for $200 million and Daily SOFR for $200 million. Upon the ending of the selected Term rates in September 2026, the Company elected Daily SOFR for the total $400 million.
(4)
Represents $123.0 million and $98.0 million non-cross-collateralized mortgages secured by the Terminus 100 and Terminus 200 buildings, respectively.

Credit Facility

On April 1, 2026, the Company entered into the Sixth Amended and Restated Credit Agreement, which recast its existing unsecured revolving line of credit (the "Credit Facility"), under which the Company may borrow up to $1.2 billion. This amendment and restatement of the Credit Facility extended the maturity date from April 30, 2027, to April 1, 2031, increased the borrowing capacity from $1.0 billion to $1.2 billion, and reduced the applicable spread over SOFR. The Credit Facility contains financial covenants, generally unchanged by the April 1, 2026 amendment and restatement, that require, among other things, the maintenance of unencumbered interest coverage ratio of at least 1.75x; a fixed charge coverage ratio of at least 1.50x; a secured leverage ratio of no more than 50%; and overall and unsecured leverage ratios of no more than 60%.

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

As of September 30, 2026, the Credit Facility's interest rate spread over SOFR was 0.725%, and the facility fee was 0.15%. The amount that the Company may draw under the Credit Facility is a defined calculation based on the Company's unencumbered assets and other factors. The total available borrowing capacity under the Credit Facility was $1.1 billion at September 30, 2026. Any amounts outstanding under the Credit Facility may be accelerated upon the occurrence of any events of default.

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

On April 1, 2026, the Company amended each of the 2021 Term Loan and the 2022 Term Loan. Pursuant to both term loans, as amended, the Company pays interest on each term loan based on Term or Daily SOFR plus a spread of 0.750% to 1.550%, depending on our leverage ratio and credit rating. During the first quarter of 2026, this spread was reduced by 15 basis points on the 2022 Term Loan (including 10 basis points eliminated by an amendment dated February 6, 2026, and five basis points eliminated by the amendment dated April 1, 2026) and by 30 basis points on the 2021 Term Loan (including 10 basis points eliminated by an amendment dated February 6, 2026, and 20 basis points eliminated by the amendment dated April 1, 2026). Interest rates in effect as of September 30, 2026, were 4.670% for $100 million of the 2021 Term Loan and for the $400 million of the 2022 Term Loan (based on Daily SOFR).

The Company has exercised the fourth of six six-month extension options on the 2022 Term Loan, which became effective September 3, 2026, extending the maturity date to March 3, 2027. The Company has also exercised the fifth of six six-month extension options on the 2021 Term Loan, which became effective August 19, 2026, extending the maturity date to February 12, 2027. The Company has two remaining six-month extension options under the 2022 Term Loan (each of which were added as part of the April 1, 2026, amendment) which (if both extension options were exercised) has a final extended maturity date of March 3, 2028. The Company has one remaining 180-day extension option under the 2021 Term Loan (added as part of the April 1, 2026 amendment) which (if the extension option is exercised) has a final extended maturity date of August 11, 2027.

Both term loans have debt covenants consistent with the Credit Facility.

Unsecured Senior Notes

At September 30, 2026, the Company had $2.7 billion aggregate principal amount of senior unsecured notes outstanding, $1.9 billion through public offerings, and $750.0 million through privately placed senior notes.

Public Senior Unsecured Notes

In February 2026, CPLP issued $500 million in aggregate principal amount of 4.875% public senior notes. Upon issuance of these notes, CPLP received proceeds of $496.3 million, net of the original issue discount of $3.7 million, resulting in an effective interest rate of 5.001%. These public senior notes had issuance costs of $4.3 million and mature on March 1, 2033.

In June 2025, CPLP issued $500.0 million in aggregate principal amount of 5.25% public senior notes. Upon issuance of these notes, CPLP received proceeds of $499.9 million, net of the original issue discount of $65,000, resulting in an effective interest rate of 5.251%. These public senior notes had issuance costs of $4.2 million and mature on July 15, 2030.

In December 2024, CPLP issued $400.0 million in aggregate principal amount of 5.375% public senior notes. Upon issuance of these notes, CPLP received proceeds of $397.9 million, net of the original issue discount of $2.1 million, resulting in an effective interest rate of 5.464%. These public senior notes had issuance costs of $3.6 million and mature on February 15, 2032.

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

Secured Mortgage Notes

In September 2026, the Company repaid $99.2 million remaining principal on the Colorado Tower mortgage loan in full.

As of September 30, 2026, the Company had $336.9 million outstanding on three non-recourse mortgage notes with a weighted average interest rate of 5.32%. All interest rates on the secured mortgage notes are fixed. Assets with depreciated carrying values of $628.3 million were pledged as security on these mortgage notes payable. In addition, the Company provides a customary “non-recourse carve-out guaranty” on its non-recourse loans.

Subsequent to September 30, 2026, in October 2026, the Company repaid the $115.9 million remaining principal on the 201 North Tryon mortgage loan in full.

Other Debt Information

The Company is in compliance with all of the covenants related to its unsecured and secured debt.

At September 30, 2026, and December 31, 2025, the estimated fair value of the Company’s notes payable was $3.6 billion and $3.4 billion, respectively, calculated by discounting the debt's remaining contractual cash flows at estimated current market rates at which similar loans could have been obtained at September 30, 2026, and December 31, 2025, respectively. The estimate of the current market rates, which is the most significant input in the discounted cash flow calculation, is intended to replicate debt of similar maturity and loan-to-value relationship. These fair value calculations are considered to be Level 2 under the guidelines as set forth in ASC 820, as the Company utilizes market rates for similar type loans from third party brokers.

For the three and nine months ended September 30, 2026, and 2025, interest expense was recorded as follows ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Total interest incurred	$46,541	$43,131	$141,019	$122,705
Interest capitalized	(964)	(1,634)	(3,277)	(5,920)
Total interest expense	$45,577	$41,497	$137,742	$116,785

8. DERIVATIVE FINANCIAL INSTRUMENTS

The Company had no outstanding derivative financial instruments as of September 30, 2026, and December 31, 2025.

As the Company's outstanding derivative financial instruments expired in March 2025, there was no effect on the consolidated statements of operations for the three and nine months ended September 30, 2026, or three months ended September 30, 2025, respectively. The table below presents the effect of the Company's derivative financial instruments on the consolidated statements of operations for the nine months ended September 30, 2025 ($ in thousands):

Cash Flow Hedges:	Nine Months Ended September 30, 2025
Amount of income recognized in accumulated other comprehensive income on interest rate derivatives	$11
Amount of loss reclassified from accumulated other comprehensive income into income as an increase of interest expense	94
Total amount of interest expense presented in the consolidated statements of operations	116,785

9. OTHER LIABILITIES

Other liabilities on the consolidated balance sheets as of September 30, 2026, and December 31, 2025, included the following ($ in thousands):

	2026	2025
Ground lease liability	$67,880	$50,185
Prepaid rent	40,300	42,284
Security deposits	19,370	17,029
Other liabilities	2,087	2,008
	$129,637	$111,506

10. COMMITMENTS AND CONTINGENCIES

Commitments

As a lessor, the Company had $187.5 million in future obligations to fund tenant improvements and other future construction obligations at September 30, 2026.

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

11. STOCKHOLDERS' EQUITY

Share Repurchase Program

On February 17, 2026, the Board of Directors of the Company authorized the repurchase of up to $250 million of the Company's outstanding common shares under a share repurchase program. On April 28, 2026, the Company's Board of Directors approved an increase to the total amount authorized under the repurchase program to $500 million, of which $410 million remains available for repurchase as of September 30, 2026. During the three months ended March 31, 2026, the Company repurchased 3.9 million shares under the repurchase program at an average price of $23.36 per share for a total of $90.0 million. These shares were removed from issued and outstanding but remain authorized. The Company made no further share repurchases in the subsequent six months ended September 30, 2026.

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

During the three and nine months ended September 30, 2026, the Company sold 917,000 shares under Forward Sales contracts at an average price of $31.37. These Forward Sales contracts have an initial maturity date of June 30, 2027, which can be extended by mutual agreement of each party. During the three months ended September 30, 2025, the Company did not sell any shares under Forward Sales contracts. During the nine months ended September 30, 2025, the Company sold 2.9 million shares under Forward Sales contracts at an average price of $30.44 per share. The Company did not sell any more shares under Forward Sales contracts during the remainder of 2025. These Forward Sales contracts have an initial maturity date of December 31, 2026, which can be extended by mutual agreement of each party. The future settlement proceeds were $116.9 million, net of $1.2 million of commissions, and $88.5 million, net of $894,000 of commissions, as of September 30, 2026, and December 31, 2025, respectively. Through September 30, 2026, the Company had settled Forward Sales for 2.6 million shares under the ATM Program and generated net cash proceeds of $101.4 million. Of the aggregate gross sales price of up to $500 million available to be sold under the EDA for the current ATM program, the Company had $276.8 million remaining as of September 30, 2026.

To the extent, prior to settlement, shares sold under Forward Sales were potentially dilutive during the period under the treasury stock method, the impact of such dilution is disclosed in the calculation included in note 14. The Company did not settle any shares under the ATM Program during the three and nine months ended September 30, 2026, or the year ended December 31, 2025.

Other Equity Transactions

On April 30, 2026, the Company purchased the 10% non-controlling interest in one of its consolidated partnerships, which owned the 100 Mill office property, for $18.5 million. As a result of this transaction, $14.1 million non-controlling interest book value was removed from the Company's balance sheet, and $4.5 million was recorded as a reduction in additional paid-in-capital.

12. REVENUE RECOGNITION

The Company categorizes its primary sources of revenue into revenue from contracts with customers and other revenue accounted for as leases under ASC 842 as follows:

•
Rental property revenues consist of (1) contractual lease revenues recognized on a straight-line basis over the respective lease terms; (2) percent rents recognized once a specified sales target is achieved; (3) parking revenue; (4) termination fees; and (5) the reimbursement of the tenants' share of real estate taxes, insurance, and other operating expenses. The Company's leases typically include renewal options and are classified and accounted for as operating leases. Rental property revenues are accounted for using practical expedients under ASC 842.
•
Fee income consists of development fees, management fees, and leasing fees earned from unconsolidated joint ventures and from third parties. Fee income is accounted for in accordance with the guidance set forth in ASC 606.

For the three and nine months ended September 30, 2026, the Company recognized rental property revenues of $257.3 million and $784.1 million, respectively, of which $69.8 million and $219.1 million represented variable rental revenue, respectively. For the three and nine months ended September 30, 2025, the Company recognized rental property revenues of $246.5 million and $727.2 million, respectively, of which $69.3 million and $201.4 million represented variable rental revenue.

For the three and nine months ended September 30, 2026, the Company recognized fee and other revenue of $2.1 million and $6.9 million, respectively. For the three and nine months ended September 30, 2025, the Company recognized fee and other revenue of $1.9 million and $11.6 million, respectively. Included in other revenue is interest income from investments in real estate debt (see note 3), and in 2025, other revenue includes the $4.6 million proceeds from the sale of the Company's bankruptcy claim related to the 2023 bankruptcy of Silicon Valley Bank ("SVB"). SVB's subsidiary, SVB Financial Group, was a tenant in the Company's Phoenix market at the time of the bankruptcy filing.

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

The Company's compensation expense for the three and nine months ended September 30, 2026, relates to restricted stock, stock-settled RSUs, and the ESPP. Restricted stock, the stock-settled RSUs, and the ESPP options are equity-classified compensation for which compensation expense per share is fixed. For the three and nine months ended September 30, 2026, and 2025, respectively, stock-based compensation expense, net of forfeitures, was recorded as follows ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Equity-classified awards:
Restricted stock	$1,299	$1,150	$3,669	$3,447
Market based RSUs	1,500	1,345	6,323	6,291
Performance based RSUs	529	456	2,136	2,052
Director grants	408	410	1,226	1,259
ESPP	17	22	90	75
Total equity-classified award expense, net of forfeitures	$3,753	$3,383	$13,444	$13,124

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

The expense of these Market-based RSUs is not adjusted for the number of awards that are expected to vest or that actually vest. For the Performance-based RSUs, the Company expenses the awards over the vesting period using the fair market value of the Company's stock on the grant date. The expense for these Performance-based RSUs is recognized ratably over the vesting period and adjusted each quarter based on the number of shares expected to vest and for forfeitures when they occur. The performance period for each of the Performance-based RSUs and TSR measurement period for the Market-based RSUs awarded is three years, starting on January 1 of the year of issuance and ending on December 31. The ultimate settlement of these awards can range from 0% to 200% of the targeted number of units, depending on the achievement of the market and performance metrics described above.

The restricted stock vests ratably over three years from the grant date. The Company records restricted stock in common stock and additional paid-in capital at fair value on the grant date, with the offsetting deferred compensation also recorded in additional paid-in capital. The Company records compensation expense on a straight-line basis over the vesting period.

The following table summarizes the grants of equity-classified awards made to employees by the Company during the nine months ended September 30, 2026, and 2025, respectively (in thousands):

	Shares and Targeted Units Granted in
	2026	2025
Market-based RSUs	264	178
Performance-based RSUs	113	77
Restricted stock	262	179

The Monte Carlo valuation used to determine the grant date fair value of the equity-classified Market-based RSUs included the following assumptions for those RSUs granted during the nine months ended September 30, 2026, and 2025:

		Assumptions for RSUs Granted in
		2026	2025
Volatility	(1)	29.7%	31.3%
Risk-free rate	(2)	3.43%	4.26%
Stock beta	(3)	0.83%	0.88%

(1)
Based on historical volatility over three years using daily stock price.
(2)
Reflects the yield on three-year Treasury bonds.
(3)
Betas are calculated with up to three years of daily stock price data.

14. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2026, and 2025 ($ in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Earnings per common share - basic:
Numerator:
Net income	$17,009	$8,778	$18,573	$44,529
Net income attributable to noncontrolling interests in CPLP from continuing operations	(3)	(1)	(3)	(7)
Net income attributable to other noncontrolling interests	(6)	(187)	(268)	(552)
Net income available to common stockholders	$17,000	$8,590	$18,302	$43,970

Denominator:
Weighted average common shares - basic	164,601	167,967	165,324	167,902
Net income per common share - basic	$0.10	$0.05	$0.11	$0.26

Earnings per common share - diluted:
Numerator:
Net income	$17,009	$8,778	$18,573	$44,529
Net income attributable to other noncontrolling interests	(6)	(187)	(268)	(552)
Net income available for common stockholders before allocation of net income attributable to noncontrolling interests in CPLP	$17,003	$8,591	$18,305	$43,977

Weighted average common shares - basic	164,601	167,967	165,324	167,902
Add:
Potential dilutive common shares - restricted stock units, less shares assumed purchased at market price	1,157	746	903	771
Potential dilutive common shares - Employee options under the Cousins Employee Stock Purchase Plan, less shares assumed purchased at market price	5	—	2	—
Weighted average units of CPLP convertible into common shares	25	25	25	25
Weighted average common shares - diluted	165,788	168,738	166,254	168,698
Net income per common share - diluted	$0.10	$0.05	$0.11	$0.26

The treasury stock method resulted in no dilution from shares expected to be issued under forward contracts for the future sales of common stock under the Company's ATM Program.

15. CONSOLIDATED STATEMENTS OF CASH FLOWS - SUPPLEMENTAL INFORMATION

Supplemental information related to the cash flows, including significant non-cash activity affecting the consolidated statements of cash flows, for the nine months ended September 30, 2026, and 2025 is as follows ($ in thousands):

	2026	2025
Interest paid, net of amounts capitalized	$147,769	$112,347
Income taxes paid	—	—
Non-Cash Investing and Financing Activities:
Common stock dividends declared and accrued	57,270	57,600
Tenant improvements funded by tenants	17,588	51,974
Changes in accounts payable and accrued expenses related to real estate assets	(5,297)	(24,964)
Right of use asset - operating lease	(17,721)	—
Ground lease liability	17,721	—

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

Segment net income, individually significant components of rental property operating expenses, amount of capital expenditures, and total assets are not presented in this note because the CODM does not utilize these measures when analyzing segments or when making resource allocation decisions. Information on the Company's segments along with a reconciliation of NOI to net income for the three and nine months ended September 30, 2026, and 2025 are as follows ($ in thousands):

Three Months Ended September 30, 2026	Rental Property Revenues	Rental Property Operating Expenses	NOI

Austin	$82,303	$24,103	$58,200
Atlanta	85,626	29,612	56,014
Charlotte	29,498	8,148	21,350
Phoenix	18,509	5,020	13,489
Tampa	19,902	6,548	13,354
Dallas	12,259	4,105	8,154
Houston	8,777	2,960	5,817
Nashville	2,634	1,397	1,237
	$259,508	$81,893	177,615

Non - Office Properties	3,950	1,393	2,557
	$263,458	$83,286	$180,172

Less: Company's share from unconsolidated joint ventures	$(7,193)	$(3,193)
Termination Fees	1,045	-

Total	$257,310	$80,093

Three Months Ended September 30, 2025	Rental Property Revenues	Rental Property Operating Expenses	NOI

Austin	$88,296	$28,053	$60,243
Atlanta	82,570	30,043	52,527
Charlotte	21,480	5,890	15,590
Phoenix	16,521	4,355	12,166
Tampa	20,272	7,266	13,006
Dallas	9,278	2,196	7,082
Houston	8,292	2,631	5,661
Nashville	1,519	862	657
	$248,228	$81,296	$166,932

Non - Office Properties	3,827	1,577	2,250
	$252,055	$82,873	$169,182

Less: Company's share from unconsolidated joint ventures	$(6,106)	$(2,850)
Termination Fees	512	-

Total	$246,461	$80,023

Nine Months Ended September 30, 2026	Rental Property Revenues	Rental Property Operating Expenses	NOI

Austin	$262,660	$80,589	$182,071
Atlanta	255,697	89,192	166,505
Charlotte	85,361	23,107	62,254
Phoenix	54,488	14,042	40,446
Tampa	59,605	20,339	39,266
Dallas	37,181	12,032	25,149
Houston	25,817	9,232	16,585
Nashville	6,214	3,230	2,984
	$787,023	$251,763	$535,260

Non - Office Properties	12,175	4,856	7,319
	$799,198	$256,619	$542,579

Less: Company's share from unconsolidated joint ventures	$(20,181)	$(9,275)
Termination Fees	5,115	-

Total	$784,132	$247,344

Nine Months Ended September 30, 2025	Rental Property Revenues	Rental Property Operating Expenses	NOI

Austin	$262,262	$81,469	$180,793
Atlanta	243,308	86,660	156,648
Charlotte	66,589	17,235	49,354
Phoenix	48,758	12,590	36,168
Tampa	60,868	21,477	39,391
Dallas	18,443	4,102	14,341
Houston	25,856	8,977	16,879
Nashville	3,724	1,625	2,099
	$729,808	$234,135	$495,673

Non - Office Properties	10,322	4,884	5,438
	$740,130	$239,019	$501,111

Less: Company's share from unconsolidated joint ventures	$(16,305)	$(7,661)
Termination Fees	3,378	-

Total	$727,203	$231,358

The following reconciles Net Operating Income from net income for each of the periods presented ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net Income	$17,009	$8,778	$18,573	$44,529
Fee income	(1,439)	(526)	(4,951)	(1,516)
Termination fee income	(1,045)	(512)	(5,115)	(3,378)
Other income	(666)	(1,339)	(1,969)	(10,063)
General and administrative expenses	9,854	9,510	33,809	29,957
Interest expense	45,577	41,497	137,742	116,785
Depreciation and amortization	103,258	105,272	316,509	308,276
Operating property impairment	—	—	36,600	—
Reimbursed expenses	139	124	431	420
Other expenses	875	440	1,702	1,305
Loss from unconsolidated joint ventures	2,101	2,682	6,958	6,152
Net operating income from unconsolidated joint ventures	4,000	3,256	10,906	8,644
Loss (gain) on investment property transaction	509	—	(8,616)	—
Net Operating Income	$180,172	$169,182	$542,579	$501,111

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

During the quarter, we leased 546,000 square feet of office space, including 220,000 square feet of new and expansion leases representing 40.3% of total leasing activity. Straight-line basis net rent per square foot increased 31.9% for those office spaces that were under lease within the past year. Same property Net Operating Income ("NOI", defined below) for consolidated properties and our share of unconsolidated properties increased 3.3% for the three months ended September 30, 2026, compared to the three months ended September 30, 2025.

For the nine months ended September 30, 2026, we leased 2.4 million square feet of office space, including 1.1 million of new and expansion leases representing 45.7% of total leasing activity. Straight-line basis net rent per square foot increased 28.9% for those office spaces that were under lease within the past year. Same property net operating income for consolidated properties and our share of unconsolidated properties increased 2.3% for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025.

On July 17, 2026, we acquired a preferred equity interest in 5th & Walsh, a 199,000 square foot office building under development in Austin. Our funding commitment of $31.5 million is expected to be invested in 2027.

On July 29, 2026, we sold One Eleven Congress, a 519,000 square foot office building in Austin, for a gross sales price of $208.0 million.

On September 29, 2026, we acquired an interest in a 2.3 acre land parcel in Uptown Dallas, through a newly formed joint venture, 2401 McKinney. We are a 97.5% equity partner in the joint venture and contributed $50.0 million at formation for $42.2 million of 2.3 acres of land, including a fee and leasehold interest, and $7.8 million of predevelopment costs.

During the quarter, we sold 917,000 shares under our ATM program, on a forward basis, at an average price of $31.37 per share. This brings our total unsettled common shares sold on a forward basis to 3.9 million at an average price of $30.66 per share.

We repaid our $99.2 million mortgage note, secured by Colorado Tower in Austin, at par on the September 1, 2026 maturity date. Subsequent to quarter end, we repaid the $115.9 million remaining principal on our mortgage note secured by 201 North Tryon.

We believe lifestyle offices in the Sun Belt, and in particular within the seven core Sun Belt markets in which we own properties, will continue to outperform the broader office sector. This is driven by migration into the Sun Belt and the flight to quality, which is reflected in the tenant leasing demand for lifestyle offices over lower quality assets.

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

Results of Operations For The Three and Nine Months Ended September 30, 2026

General

Net income available to common stockholders for the three and nine months ended September 30, 2026, was $17.0 million and $18.3 million, respectively. Net income available to common stockholders for the three and nine months ended September 30, 2025, was $8.6 million and $44.0 million, respectively. During the nine months ended September 30, 2026, we recorded a $36.6 million impairment related to One Eleven Congress, and a gain of $9.2 million upon sale of Research Park V in June 2026. We detail below other material changes in the components of net income and loss available to common stockholders for the three and nine months ended September 30, 2026, compared to the same periods in 2025.

Rental Property Revenue, Rental Property Operating Expenses, and Net Operating Income

The following results include the performance of our Same Property portfolio. Our Same Property portfolio includes office properties that were stabilized and owned by us for the entirety of each comparable reporting period presented and excludes any office properties held for sale. Same Property amounts for the 2026 versus 2025 comparison period are for office properties that were stabilized and owned as of January 1, 2025, through September 30, 2026. We consider many factors in determining whether a property has stabilized, including the property’s occupancy (independently and relative to its submarket) and current leasing pipeline, as well as time since the cessation of major construction activity.

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

The following table reconciles net income to consolidated NOI for each of the periods presented ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net Income	$17,009	$8,778	$18,573	$44,529
Fee income	(1,439)	(526)	(4,951)	(1,516)
Termination fee income	(1,045)	(512)	(5,115)	(3,378)
Other income	(666)	(1,339)	(1,969)	(10,063)
General and administrative expenses	9,854	9,510	33,809	29,957
Interest expense	45,577	41,497	137,742	116,785
Depreciation and amortization	103,258	105,272	316,509	308,276
Reimbursed expenses	139	124	431	420
Other expenses	875	440	1,702	1,305
Operating property impairment	—	—	36,600	—
Loss from unconsolidated joint ventures	2,101	2,682	6,958	6,152
Loss (gain) on investment property transaction	509	—	(8,616)	—
Net Operating Income	$176,172	$165,926	$531,673	$492,467

Consolidated rental property revenues, rental property operating expenses, and NOI changed between the 2026 and 2025 periods as follows ($ in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Rental Property Revenues
Same Property	$228,210	$221,711	$6,499	2.9%	$683,381	$660,738	$22,643	3.4%
Non-Same Property	28,055	24,238	3,817	15.7%	95,636	63,087	32,549	51.6%
	256,265	245,949	10,316	4.2%	779,017	723,825	55,192	7.6%

Termination fee income	1,045	512	533		5,115	3,378	1,737
Total Rental Property Revenues	$257,310	$246,461	$10,849		$784,132	$727,203	$56,929

Rental Property Operating Expenses
Same Property	$72,727	$71,335	$1,392	2.0%	$219,739	$208,101	$11,638	5.6%
Non-Same Property	7,366	8,688	(1,322)	(15.2)%	27,605	23,257	4,348	18.7%
Total Rental Property Operating Expenses	$80,093	$80,023	$70	0.1%	$247,344	$231,358	$15,986	6.9%

Net Operating Income
Same Property NOI	$155,483	$150,376	$5,107	3.4%	$463,642	$452,637	$11,005	2.4%
Non-Same Property NOI	20,689	15,550	5,139	33.0%	68,031	39,830	28,201	70.8%
Total NOI	$176,172	$165,926	$10,246	6.2%	$531,673	$492,467	$39,206	8.0%

Same Property NOI represents Net Operating Income for those office properties that were stabilized and owned by us for the entirety of the 2026 and 2025 reporting periods presented, excluding any office properties held for sale. Same Property NOI allows analysts, investors, and management to analyze continuing operations and evaluate the growth trend of the Company's portfolio.

Same Property Rental Property Revenues, Operating Expenses, and NOI increased for the nine months ended September 30, 2026, compared to the same period in the prior year primarily due to an increase in occupancy at Promenade Tower, Avalon, 3350 Peachtree, and Corporate Center. Same Property Rental Property Revenues and NOI were partially offset by decreased occupancy at 201 North Tryon, driven by the ongoing redevelopment at this property.

Non-Same Property Rental Property Revenues and NOI increased for the three and nine months ended September 30, 2026, compared to the same periods in the prior year primarily due to the acquisitions of 300 South Tryon in February 2026 as well as the acquisition of The Link in July 2025. These increases for the three and nine months ended September 30, 2026 were partially offset by the sales of Harborview in February 2026, Research Park V in June 2026, and One Eleven Congress in July 2026. Operating Expenses for the quarter ended September 30, 2026, were down due to the disposition of One Eleven Congress in July 2026.

The following table details consolidated NOI from properties aggregated by market ($ in thousands):

	Three Months Ended September 30,
Market	2026	2025	$ Change	% Change
Austin	$58,200	$60,243	$(2,043)	(3.4)%
Atlanta	54,547	50,937	3,610	7.1%
Charlotte	21,350	15,590	5,760	36.9%
Phoenix	13,489	12,166	1,323	10.9%
Tampa	13,354	13,006	348	2.7%
Dallas	8,154	7,082	1,072	15.1%
Houston	5,817	5,660	157	2.8%
Office NOI	174,911	164,684	10,227	6.2%
Other Non-Office (1)	1,261	1,242	19
Total NOI	$176,172	$165,926	$10,246

	Nine Months Ended September 30,
Market	2026	2025	$ Change	% Change
Austin	$182,071	$180,793	$1,278	0.7%
Atlanta	162,331	151,898	10,433	6.9%
Charlotte	62,254	49,354	12,900	26.1%
Phoenix	40,446	36,168	4,278	11.8%
Tampa	39,266	39,391	(125)	(0.3)%
Dallas	25,149	14,341	10,808	75.4%
Houston	16,585	16,879	(294)	(1.7)%
Office NOI	528,102	488,824	39,278	8.0%
Other Non-Office (1)	3,571	3,643	(72)
Total NOI	$531,673	$492,467	$39,206

(1)
Includes operations at land sites held for future development as well as a parking garage in Charlotte.

From an overall portfolio perspective, in-place gross rent per square foot as of September 30, 2026, increased 1.2% compared to September 30, 2025, contributing to a portfolio wide increase in NOI. NOI from the Dallas market increased $1.1 million and $10.8 million, or 15.1% and 75.4%, for the three and nine months ended September 30, 2026, compared to the same periods in the prior year, respectively, primarily due to the acquisition of The Link in July 2025. NOI from the Charlotte market increased $5.8 million and $12.9 million, or 36.9% and 26.1%, for the three and nine months ended September 30, 2026, compared to the same periods in the prior year, respectively, primarily due to the acquisition of 300 South Tryon in February 2026. NOI from the Phoenix market increased $1.3 million and $4.3 million, or 10.9% and 11.8%, for the three and nine months ended September 30, 2026 compared to the same periods in the prior year, respectively, primarily due to increased occupancy related to the completion of Hayden Ferry I's redevelopment in the fourth quarter of 2025. NOI from the Atlanta market increased $3.6 million and $10.4 million, or 7.1% and 6.9%, for the three and nine months ended September 30, 2026, compared to the same periods in the prior year, respectively, primarily due to increased occupancy at Avalon and 3350 Peachtree and the end of several variable rent abatement periods at Promenade Tower.

Fee Income

Fee income increased $913,000 and $3.4 million for the three and nine months ended September 30, 2026, compared to the same periods in the prior year, primarily by providing leasing services to our Proscenium joint venture.

Other Income

Other income decreased $673,000 and $8.1 million for the three and nine months ended September 30, 2026, compared to the same periods in the prior year, primarily due to the sale of our Silicon Valley Bank bankruptcy claim in the first quarter of 2025, for $4.6 million, and a reduction in interest income from the two mezzanine loans and the Saint Ann Court Mortgage Loan earned in the first quarter of 2025. These reductions were partially offset by interest income from the joint venture partner loan, which was issued in September 2025. These transactions are described in further detail in note 3 and note 12 to the consolidated financial statements in this Form 10-Q.

General and Administrative Expenses

General and administrative expenses increased $3.9 million, or 12.9%, for the nine months ended September 30, 2026, compared to the same period in the prior year, primarily due to increases in compensation related expenses which includes leasing commissions incurred providing leasing services to our Proscenium joint venture for which we receive leasing fee income noted above.

Interest Expense

Interest expense, net of amounts capitalized, increased $4.1 million and $21.0 million, or 9.8% and 17.9%, for the three and nine months ended September 30, 2026, compared to the same periods in the prior year, respectively, primarily due to the issuance of the $500 million unsecured senior notes in February 2026, and a higher average balance outstanding on the credit facility. Increased interest expense was partially offset by the repayment of $150 million of the 2021 Term Loan in February 2026.

Depreciation and Amortization

Depreciation and amortization changed between the 2026 and 2025 periods as follows ($ in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Depreciation and Amortization
Same Property	$91,981	$91,000	$981	1.1%	$274,022	$269,354	$4,668	1.7%
Non-Same Property	11,130	14,151	(3,021)	(21.3)%	42,055	38,563	3,492	9.1%
Non-Real Estate Assets	147	121	26	21.5%	432	359	73	20.3%
Total Depreciation and Amortization	$103,258	$105,272	$(2,014)	(1.9)%	$316,509	$308,276	$8,233	2.7%

Non-Same Property depreciation and amortization increased for the nine months ended September 30, 2026, compared to the same period in the prior year, primarily due to the acquisition of 300 South Tryon in February 2026, the acquisition of The Link in July 2025, and the completion of development at Domain 9 in March 2025. These increases were partially offset by the sale of Harborview Plaza in February 2026 and the classification of One Eleven Congress as held for sale in May 2026, which was subsequently sold in July 2026.

Income and Net Operating Income from Unconsolidated Joint Ventures

Income from unconsolidated joint ventures consisted of the Company's share of the following ($ in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Loss from unconsolidated joint ventures	$(2,101)	$(2,682)	$581	21.7%	$(6,958)	$(6,152)	$(806)	(13.1)%
Depreciation and amortization expense	3,183	3,034	149	4.9%	9,293	7,735	1,558	20.1%
Interest expense	2,797	2,830	(33)	(1.2)%	8,165	7,058	1,107	15.7%
Other expense	158	99	59	59.6%	518	82	436	531.7%
Other income	(37)	(25)	(12)	(48.0)%	(112)	(79)	(33)	41.8%
Net operating income from unconsolidated joint ventures	$4,000	$3,256	$744	22.9%	$10,906	$8,644	$2,262	26.2%

Net operating income:
Same Property	1,468	1,591	(123)	(7.7)%	4,173	4,750	(577)	(12.1)%
Non-Same Property	2,532	1,665	867	52.1%	6,733	3,894	2,839	72.9%
Net operating income from unconsolidated joint ventures	$4,000	$3,256	$744	22.9%	$10,906	$8,644	$2,262	26.2%

The change in loss from unconsolidated joint ventures was driven by increases in unconsolidated depreciation and amortization expense as well as unconsolidated interest expense. Unconsolidated depreciation and amortization expense and interest expense increased for the three and nine months ended September 30, 2026, compared to the same period in the prior year, primarily due to assets being placed in service as the development of Phase I of the Neuhoff joint venture was completed and initial operations commenced.

Non-Same Property NOI from unconsolidated joint ventures increased for the three and nine months ended September 30, 2026, compared to the same periods in the prior year, primarily due to operations at the Neuhoff joint venture, as the property continues to increase occupancy.

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

The reconciliation of net income to FFO is as follows for the three and nine months ended September 30, 2026, and 2025 (in thousands, except per share amounts):

	Three Months Ended September 30,
	2026			2025
	Dollars	Weighted Average Common Shares	Per Share Amount	Dollars	Weighted Average Common Shares	Per Share Amount
Net Income Available to Common Stockholders	$17,000	164,601	0.10	$8,590	167,967	$0.05
Noncontrolling interest related to unitholders	3	25	—	1	25	—
Potentially dilutive common shares - ESPP	—	5	—	0	0	—
Conversion of unvested restricted stock units	—	1,157	—	—	746	—

Net Income — Diluted	17,003	165,788	0.10	8,591	168,738	0.05
Depreciation and amortization of real estate assets:
Consolidated properties	103,111	—	0.63	105,152	—	0.62
Share of unconsolidated joint ventures	3,183	—	0.02	3,034	—	0.02
Partners' share of real estate depreciation	(32)	—	—	(241)	—	—
Loss on sale of depreciated properties:
Consolidated properties	509	—	0.00	—	—	—
Funds From Operations	$123,774	165,788	$0.75	$116,536	168,738	$0.69

	Nine Months Ended September 30,
	2026			2025
	Dollars	Weighted Average Common Shares	Per Share Amount	Dollars	Weighted Average Common Shares	Per Share Amount
Net Income Available to Common Stockholders	$18,302	165,324	$0.11	$43,970	167,902	$0.26
Noncontrolling interest related to unitholders	3	25	—	7	25	—
Potentially dilutive common shares - ESPP	—	2	—	—	—	—
Conversion of unvested restricted stock units	—	903	—	—	771	—

Net Income — Diluted	18,305	166,254	0.11	43,977	168,698	0.26
Depreciation and amortization of real estate assets:
Consolidated properties	316,077	—	1.89	307,917	—	1.83
Share of unconsolidated joint ventures	9,293	—	0.06	7,735	—	0.04
Partners' share of real estate depreciation	(373)	—	—	(765)	—	—
Gain on sale of depreciated properties:
Consolidated properties	(8,616)	—	(0.05)	—	—	—
Impairment	36,600	—	0.22	—	—	—
Funds From Operations	$371,286	166,254	$2.23	$358,864	168,698	$2.13

Liquidity and Capital Resources

Our primary short-term and long-term liquidity needs include the following:

•
property operating expenses;
•
property, land, and other real estate related acquisitions;
•
expenditures on development and redevelopment projects;
•
building improvements, tenant improvements, and leasing costs;
•
principal and interest payments on indebtedness;
•
general and administrative costs; and
•
common stock dividends and distributions to outside unitholders of CPLP.

We may satisfy these needs with one or more of the following:

•
cash and cash equivalents on hand;
•
net cash from operations;
•
proceeds from the sale of assets;
•
borrowings under our Credit Facility;
•
proceeds from mortgage notes payable;
•
proceeds from construction loans;
•
proceeds from unsecured loans;
•
proceeds from offerings of debt and equity securities; and
•
joint venture formations.

Our material capital expenditure commitments as of September 30, 2026, included $187.5 million of unfunded tenant improvements and construction costs. As of September 30, 2026, we had $114.8 million drawn under our credit facility with the ability to borrow $1.1 billion, as well as $5.2 million of cash and cash equivalents. We expect to have sufficient liquidity to meet our obligations for the foreseeable future.

Other Debt Information

In addition to our $1.2 billion unsecured Credit Facility, under which $114.8 million is outstanding as of September 30, 2026, we also have unsecured debt from four outstanding public unsecured senior notes totaling $1.9 billion, two term loans totaling $500 million, and four tranches of privately placed unsecured senior notes totaling $750 million. Our existing consolidated mortgage debt is comprised of non-recourse, fixed-rate mortgage notes secured by various real estate assets. We expect to either refinance our non-recourse mortgage loans at maturity or repay the mortgage loans with other capital resources, including our credit facility, unsecured debt, non-recourse mortgages, construction loans, the sale of assets, joint venture equity, the issuance of common stock, the issuance of preferred stock, or the issuance of units of CPLP. Many of our non-recourse mortgages contain covenants that, if not satisfied, could result in acceleration of the maturity of the debt. As of September 30, 2026, 83% of our consolidated debt bears interest at a fixed rate. The 17% of consolidated debt that bears interest at a floating rate is based on SOFR.

On April 1, 2026, we recast our Credit Facility to provide borrowing capacity up to $1.2 billion subject to conditions. This new facility replaced the Company's existing facility, extended the scheduled maturity from April 2027 to April 2031, and increased the borrowing capacity from $1.0 billion to $1.2 billion. Additionally, we amended our 2021 Term Loan and 2022 Term Loan, adding two six-month extension options to each. Since December 31, 2025, our all-in borrowing spread improved by 15 basis points on both the revolving credit facility and the 2022 Term Loan, and 30 basis points on the 2021 Term Loan. As of September 30, 2026, the borrowing spread on our Credit Facility was 72.5 basis points over SOFR, and the borrowing spread on each term loan was 80 basis points over SOFR. Financial covenants within the new facilities remained generally unchanged.

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

Cash Flows

We report and analyze our cash flows based on operating activities, investing activities, and financing activities. The following table sets forth the changes in cash flows ($ in thousands):

	Nine Months Ended September 30,
	2026	2025	Change
Net cash provided by operating activities	$308,294	$287,803	$20,491
Net cash used in investing activities	(265,769)	(335,512)	69,743
Net cash provided by (used in) financing activities	(43,032)	45,035	(88,067)

The reasons for significant increases and decreases in cash flows between the periods are as follows:

Cash Flows from Operating Activities. Cash flows provided by operating activities increased by $20.5 million during the 2026 nine month period compared to the same period in 2025, primarily due to the acquisitions of The Link and 300 South Tryon. In addition to these acquisitions there was an increase in cash inflows from a combination of increased occupancy and expiration of rent abatement periods, primarily at Promenade Tower, Hayden Ferry, Domain 9, and 300 Colorado. These inflows were partially offset by increased interest payments from the senior note issuances in June 2025 and February 2026.

Cash Flows from Investing Activities. Cash flows used in investing activities decreased by $69.7 million for the 2026 nine month period compared to the same period in 2025 primarily due to receipt of proceeds from sales of operating properties in 2026 partially offset by increased payments related to acquisitions in 2026 when compared to 2025. In 2026, we received proceeds from the sale of Harborview, Research Park V, and One Eleven Congress and had no dispositions in 2025. In July 2025, we acquired the Link for $218.0 million and, in February and September 2026, we acquired 300 South Tryon and land at 2401 McKinney, respectively, for $317.5 million and $50.0 million.

Cash Flows from Financing Activities. Cash flows used in financing activities for the 2026 nine month period were $43.0 million, compared to cash flows provided by financing activities of $45.0 million for the same period in 2025. During the nine month period in 2026, we received proceeds from the issuance of $500.0 million of 4.875% public senior notes in February 2026. These proceeds were partially offset by a $150 million partial repayment of the 2021 Term Loan, repayment at par of our $99.2 million Colorado Tower mortgage in September 2026, and a $90 million repurchase of outstanding common shares under the 2026 share repurchase program. During the nine month period in 2025, we received proceeds from the issuance of $500.0 million of 5.250% public senior notes in June 2025, partially offset by repayment of $250 million of privately placed senior notes and an increase in net repayments on our credit facility.

Capital Expenditures. We incur capital expenditures for the development of new properties, the redevelopment of existing or newly purchased properties, building improvements, direct leasing costs for new or replacement tenants, and capitalized interest and salaries. Components of expenditures included in this line item for the nine months ended September 30, 2026, and 2025 are as follows ($ in thousands):

	Nine Months Ended September 30,
	2026	2025
Projects under development (1)	$—	$2,259
Operating properties—redevelopment	42,018	27,633
Operating properties—building improvements	29,453	28,388
Operating properties—leasing costs	115,345	111,343
Capitalized interest and other	11,903	10,837
Total capital expenditures	$198,719	$180,460
(1) Includes initial leasing costs.

Capital expenditures increased $18.3 million between the 2026 and 2025 nine month periods, primarily due to partial redevelopment activity at 201 North Tryon, 550 South, and Hayden Ferry.

The above leasing costs include leasing commissions and tenant improvements, which are both capitalized as a component of our real estate assets as they are incurred. Commitments toward those costs are calculated on square foot basis and are included in our leasing activity as leases are executed.

Leasing activity details, including the components of net effective rent per square foot, for our office portfolio on leases executed during the nine months ended September 30, 2026 and 2025 are as follows:

	Nine Months Ended September 30, 2026
	New	Renewal	Expansion	Total
Net leased square feet (1)	869,611	1,304,405	228,370	2,402,386
Number of transactions	64	59	28	151
Lease term in years (2)	8.5	6.6	9.2	7.5

Net effective rent calculation (per square foot per year) (2)
Net annualized rent (3)	$42.76	$41.69	$49.59	$42.83
Net free rent	(3.05)	(1.33)	(3.00)	(2.11)
Leasing commissions	(3.55)	(2.74)	(3.83)	(3.13)
Tenant improvements	(10.36)	(4.60)	(9.48)	(7.16)
Total leasing costs	(16.96)	(8.67)	(16.31)	(12.40)
Net effective rent	$25.80	$33.02	$33.28	$30.43

Second generation leased square footage (4)				1,748,363
Increase in straight-line basis second generation net rent per square foot (5)				28.9%
Increase in cash-basis second generation net rent per square foot (6)				14.2%

	Nine Months Ended September 30, 2025
	New	Renewal	Expansion	Total
Net leased square feet (1)	489,932	743,103	191,794	1,424,829
Number of transactions	60	50	18	128
Lease term in years (2)	7.7	7.9	8.3	7.9

Net effective rent calculation (per square foot per year) (2)
Net annualized rent (3)	$40.46	$36.39	$40.48	$38.34
Net free rent	(2.22)	(1.84)	(1.45)	(1.92)
Leasing commissions	(3.34)	(2.55)	(2.79)	(2.85)
Tenant improvements	(8.56)	(4.96)	(6.88)	(6.46)
Total leasing costs	(14.12)	(9.35)	(11.12)	(11.23)
Net effective rent	$26.34	$27.04	$29.36	$27.11

Second generation leased square footage (4)				1,115,440
Increase in straight-line basis second generation net rent per square foot (5)				22.1%
Increase in cash-basis second generation net rent per square foot (6)				4.9%

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

Dividends. We paid common dividends of $160.6 million and $162.1 million in the nine months ended September 30, 2026, and 2025, respectively. We expect to fund our future quarterly common dividends with cash provided by operating activities, also using proceeds from investment property sales, distributions from unconsolidated joint ventures, indebtedness, and proceeds from offerings of equity and other securities, if necessary.

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

Debt. At September 30, 2026, our unconsolidated joint ventures had aggregate outstanding indebtedness to third parties of $425.0 million. These loans are generally mortgage or construction loans, which are non-recourse to us. In certain instances, we provide “non-recourse carve-out guarantees” on these non-recourse loans. We, along with our Neuhoff Holdings LLC joint venture partner, guarantee our respective halves of the borrower's obligations to pay certain required equity contributions and project carrying costs, as well as timely completion of project construction. In addition, along with our TL CO Proscenium JV, LLC joint venture partner, we guarantee our respective portions of the borrower's obligations to pay certain required equity contributions for project carrying costs and leasing and tenant improvement costs. Our portion of the borrower's obligations is $7.8 million. Certain of these loans have variable interest rates, which creates exposure to the ventures in the form of market risk from interest rate changes.

Critical Accounting Policies

There have been no material changes in the critical accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in the market risk associated with our notes payable at September 30, 2026, compared to that as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We made no purchases of common stock and did not sell any unregistered securities during the third quarter of 2026.

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

3.2		Bylaws of the Registrant, as amended and restated July 25, 2023, filed as Exhibit 3.2.2 to the Registrant's Form 10-Q for the quarter ended June 30, 2023, and incorporated herein by reference.

22		Subsidiary Issuer of Guaranteed Securities, filed as Exhibit 22.1 to the Registrant's form 10-Q filed on April 29, 2026.

31.1	†	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	†	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	†	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	†	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	†

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

Date: October 29, 2026